Form 10-Q
period 2016-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2016-11-04
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of registrant’s common shares outstanding as of November 3, 2016: 237,546,042

SENIOR HOUSING PROPERTIES TRUST
FORM 10-Q

September 30, 2016

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$798,343	$781,426
Buildings and improvements	6,869,576	6,675,514
	7,667,919	7,456,940
Accumulated depreciation	(1,280,778)	(1,147,540)
	6,387,141	6,309,400
Cash and cash equivalents	40,773	37,656
Restricted cash	6,325	6,155
Acquired real estate leases and other intangible assets, net	532,205	604,286
Other assets, net	263,654	202,593
Total assets	$7,230,098	$7,160,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$215,000	$775,000
Unsecured term loans, net	546,869	546,305
Senior unsecured notes, net	1,722,032	1,478,536
Secured debt and capital leases, net	1,168,827	679,295
Accrued interest	33,130	16,974
Assumed real estate lease obligations, net	109,164	115,363
Other liabilities	196,108	188,857
Total liabilities	3,991,130	3,800,330

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,546,042 and 237,471,559 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,375	2,375
Additional paid in capital	4,533,492	4,531,703
Cumulative net income	1,576,000	1,477,590
Cumulative other comprehensive income (loss)	24,318	(32,537)
Cumulative distributions	(2,897,217)	(2,619,371)
Total shareholders’ equity	3,238,968	3,359,760
Total liabilities and shareholders’ equity	$7,230,098	$7,160,090

 See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$165,503	$158,863	$490,922	$460,193
Residents fees and services	98,480	96,412	292,803	271,061
Total revenues	263,983	255,275	783,725	731,254

Expenses:
Property operating expenses	103,347	96,927	298,776	276,313
Depreciation and amortization	72,344	70,016	214,938	186,234
General and administrative	12,107	10,316	34,931	32,563
Acquisition and certain other transaction related costs	824	742	1,443	6,517
Impairment of assets	4,578	(98)	16,930	(98)
Total expenses	193,200	177,903	567,018	501,529

Operating income	70,783	77,372	216,707	229,725

Dividend income	659	—	1,449	—
Interest and other income	89	57	330	274
Interest expense	(43,438)	(38,989)	(123,837)	(112,838)
Loss on early extinguishment of debt	(84)	(21)	(90)	(1,469)
Income from continuing operations before income tax expense and equity in earnings (losses) of an investee	28,009	38,419	94,559	115,692
Income tax expense	(119)	(146)	(318)	(385)
Equity in earnings (losses) of an investee	13	(24)	107	70
Income from continuing operations	27,903	38,249	94,348	115,377
Discontinued operations:
Loss from discontinued operations	—	—	—	(350)
Impairment of assets from discontinued operations	—	—	—	(602)
Income before gain on sale of properties	27,903	38,249	94,348	114,425
Gain on sale of properties	—	—	4,061	—
Net income	$27,903	$38,249	$98,409	$114,425

Other comprehensive income:
Unrealized gain (loss) on investments in available for sale securities	16,562	(7,242)	56,680	(4,407)
Equity in unrealized gain (loss) of an investee	80	(72)	175	(91)
Other comprehensive income	16,642	(7,314)	56,855	(4,498)
Comprehensive income	$44,545	$30,935	$155,264	$109,927

Weighted average common shares outstanding (basic)	237,347	237,263	237,329	231,454
Weighted average common shares outstanding (diluted)	237,396	237,293	237,369	231,486

Per common share amounts (basic and diluted):
Income from continuing operations	$0.12	$0.16	$0.41	$0.50
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.12	$0.16	$0.41	$0.49

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$98,409	$114,425
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	214,938	186,234
Amortization of deferred financing fees and debt discounts and premiums	4,272	4,541
Straight line rental income	(13,598)	(13,739)
Amortization of acquired real estate leases and other intangible assets	(3,795)	(3,461)
Loss on early extinguishment of debt	90	1,469
Impairment of assets	16,930	504
Gain on sale of properties	(4,061)	—
Gain on sale of investments	—	(71)
Other non-cash adjustments	(2,828)	(1,714)
Equity in earnings of an investee	(107)	(70)
Change in assets and liabilities:
Restricted cash	(170)	2,365
Other assets	2,990	(9,561)
Accrued interest	16,156	13,616
Other liabilities	13,170	26,303
Cash provided by operating activities	342,396	320,841

Cash flows from investing activities:
Real estate acquisitions and deposits	(188,523)	(1,132,760)
Real estate improvements	(72,455)	(55,983)
Investment in The RMR Group Inc.	—	(16,588)
Proceeds from sale of properties	29,179	2,755
Proceeds from sale of investments	—	6,571
Cash used for investing activities	(231,799)	(1,196,005)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	659,496
Proceeds from issuance of senior unsecured notes	250,000	—
Proceeds from unsecured term loans	—	200,000
Proceeds from borrowings on revolving credit facility	505,000	1,308,000
Proceeds from issuance of secured debt	620,000	—
Repayments of borrowings on revolving credit facility	(1,065,000)	(920,243)
Repayment of other debt	(127,202)	(70,087)
Loss on early extinguishment of debt settled in cash	—	(1,448)
Payment of debt issuance costs	(12,016)	(2,758)
Repurchase of common shares	(416)	(212)
Distributions to shareholders	(277,846)	(263,770)
Cash (used for) provided by financing activities	(107,480)	908,978

Increase in cash and cash equivalents	3,117	33,814
Cash and cash equivalents at beginning of period	37,656	27,594
Cash and cash equivalents at end of period	$40,773	$61,408

Supplemental cash flows information:
Interest paid	$103,409	$94,681
Income taxes paid	363	477

Non-cash investing activities:
Investment funded by issuance of common shares	—	(44,461)
Acquisitions funded by assumed debt	—	(181,432)

Non-cash financing activities:
Assumption of mortgage notes payable	—	181,432
Issuance of common shares	—	47,691
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

On January 1, 2016, we adopted FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of these updates resulted in the reclassification of certain of our capitalized debt issuance costs as an offset to the associated debt liability in our condensed consolidated balance sheets. The classification of capitalized debt issuance costs related to our unsecured revolving credit facility remains unchanged in accordance with ASU No. 2015-15. As of December 31, 2015, debt issuance costs related to our unsecured term loans, senior unsecured notes and secured debt and capital leases of $3,695, $16,530 and $3,664, respectively, were reclassified from assets to an offset to the associated debt liability in our condensed consolidated balance sheets.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are continuing to evaluate this guidance, but we expect the implementation of this guidance will affect how changes in the fair value of available for sale securities we hold are presented in our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-15 will have in our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At September 30, 2016, we owned 431 properties (457 buildings) located in 42 states and Washington, D.C. We have accounted for, or expect to account for, the following acquisitions as business combinations unless otherwise noted.

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

Triple Net Leased Senior Living Communities:

In June 2016, we acquired seven senior living communities located in four states with 545 living units from Five Star Quality Care, Inc., or, together with its subsidiaries, Five Star, for approximately $112,350, excluding closing costs, and simultaneously entered into a new long term master lease with Five Star for those communities. We funded this acquisition using cash on hand and borrowings under our revolving credit facility. See Note 10 for further information regarding this sale and leaseback transaction with Five Star.  We accounted for this acquisition as an asset acquisition, and the preliminary allocation of the purchase price is as follows:

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Cash Paid
		Number		plus					Premium
		of	Units /	Assumed		Buildings and		Assumed	on Assumed
Date	Location	Properties	Beds	Debt (1)	Land	Improvements	FF&E	Debt	Debt
Jun-16	4 states	7	545	$112,493	$11,085	$94,940	$6,468	$—	$—

(1)	This amount includes the cash we paid as well as various closing settlement adjustments and closing costs.

In September 2016, we entered into an agreement to acquire two senior living communities with a combined 126 living units located in Illinois for approximately $18,600, excluding closing costs. We expect to acquire these communities in the fourth quarter of 2016. If these communities are acquired, we expect to lease these communities to Five Star under one of our existing master leases with Five Star. These acquisitions are subject to various conditions; accordingly, we cannot be sure that we will complete these acquisitions and that we will lease them to Five Star, that the acquisitions and leasing arrangements will not be delayed or that the terms will not change. See Note 10 for further information regarding our leasing arrangements with Five Star.

Managed Senior Living Communities:

In May 2016, we acquired one senior living community located in Georgia with 38 living units for a purchase price of approximately $8,400, excluding closing costs. We acquired this community using a taxable REIT subsidiary, or TRS, structure and we have entered into a management agreement with Five Star to manage this community. We funded this acquisition using cash on hand and borrowings under our revolving credit facility. See Note 10 for further information regarding our management arrangements with Five Star. The preliminary allocation of the purchase price for this acquisition is as follows:

Cash Paid
		Number		plus				Acquired		Premium
		of	Units /	Assumed		Buildings and		Real Estate	Assumed	on Assumed
Date	Location	Properties	Beds	Debt (1)	Land	Improvements	FF&E	Leases	Debt	Debt
May-16	Georgia	1	38	$8,400	$327	$6,195	$478	$1,400	$—	$—

(1)	This amount includes the cash we paid as well as various closing settlement adjustments and excludes closing costs.

MOBs:

In February 2016, we acquired one property (three buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, located in Minnesota with approximately 128,000 square feet for a purchase price of approximately $22,700, excluding closing costs. In May 2016, we acquired one MOB (one building) located in Florida with approximately 166,000 square feet for a purchase price of approximately $45,000, excluding closing costs. We accounted for the acquisition of the MOB located in Florida as an asset acquisition. We funded these acquisitions using cash on hand and borrowings under our revolving credit facility. The preliminary allocations of the purchase prices for these acquisitions are as follows:

					Cash Paid				Acquired
		Number	Number		plus			Acquired	Real Estate		Premium
		of	of	Square	Assumed		Buildings and	Real Estate	Lease	Assumed	on Assumed
Date	Location	Properties	Buildings	Feet (000’s)	Debt (1)	Land	Improvements	Leases (2)	Obligations (2)	Debt	Debt
Feb-16	Minnesota	1	3	128	$22,700	$4,074	$15,223	$5,163	$(1,760)	$—	$—
May-16	Florida	1	1	166	45,230	2,792	42,438	—	—	—	—
		2	4	294	$67,930	$6,866	$57,661	$5,163	$(1,760)	$—	$—

(1)
With respect to the property located in Minnesota, this amount includes the cash we paid as well as various closing settlement adjustments, and excludes closing costs. With respect to the property located in Florida that is being accounted for as an asset acquisition, this amount includes the cash we paid as well as various closing settlement adjustments and closing costs.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

(2)	The weighted average amortization periods for acquired lease intangible assets and assumed real estate lease obligations at the time of these acquisitions was 6.4 years and 7.3 years, respectively.

In October 2016, we acquired one MOB (one building) located in Ohio with approximately 96,000 square feet for approximately $18,500, excluding closing costs.

Impairment:

We periodically evaluate our assets for impairments. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected asset by comparing it to the expected future undiscounted net cash flows to be generated from that asset. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value. During the nine months ended September 30, 2016, we recorded the following impairment charges:

•
$4,391 in the first quarter of 2016 to write off acquired lease intangible assets associated with lease defaults at two of our triple net leased senior living communities leased to two third party private operators.  In April 2016, we reached an agreement with one of these tenants and its guarantor to settle past due amounts, terminate the lease and transfer operations. As part of this agreement, we received an amount of $2,365 and entered into a management agreement with Five Star to operate this community for our account under a TRS structure. In July 2016, we terminated the other lease and entered into a management agreement with Five Star to operate the community for our account under a TRS structure. See Note 10 for further information regarding our management arrangements with Five Star.

•
$2,999 in the first quarter of 2016 to reduce the carrying values of one MOB (one building) and one land parcel to their estimated sales prices less costs to sell. In March 2016, we sold the land parcel as described further below at “Dispositions”.

•
$4,961 in the second quarter of 2016 to reduce the carrying values of five MOBs (five buildings) to their estimated sales prices less costs to sell. In July 2016, we sold four of these MOBs as described further below at “Dispositions”. In the third quarter of 2016, we recorded a reversal of impairment charges previously recorded of $7 to adjust the carrying value of these MOBs to their sales prices less costs to sell.

•
$2,394 and $2,191 in the third quarter of 2016 to reduce the carrying value of one managed senior living community and one triple net leased skilled nursing facility, or SNF, respectively, to their estimated sales prices less costs to sell. In September 2016, we sold the triple net leased SNF as described further below at "Dispositions".

We have one MOB and one former memory care building at a managed senior living community classified as held for sale as of September 30, 2016.

Dispositions:

In March 2016, we sold a land parcel that was previously classified as held for sale for approximately $700, excluding closing costs. We did not recognize a gain or loss on sale from this sale.

In June 2016, we sold one triple net leased SNF that was previously classified as held for sale for approximately $9,100, excluding closing costs. We recognized a gain on sale of approximately $4,061 from this sale.

In July 2016, we sold four MOBs (four buildings) that were classified as held for sale at June 30, 2016 for approximately $20,150, excluding closing costs. In the third quarter of 2016, we recorded a reversal of impairment charges previously recorded of $7 to adjust the carrying values of these MOBs to their sales prices less costs to sell, and we did not recognize a gain or loss on sale from this sale.

In September 2016, we sold one SNF that was previously leased to Five Star for approximately $248, excluding closing costs. We recorded an impairment charge of approximately $2,191 to reduce the carrying value of this SNF to its sale price less cost to sell, and we did not recognize a gain or loss on this sale. As a result of this sale, Five Star's annual rent payable to us

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

decreased by $25 in accordance with the terms of the applicable lease. See Note 10 for further information regarding our leasing arrangements with Five Star.

Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of comprehensive income when the criteria for discontinued operations in Accounting Standards Codification 2015-20, Discontinued Operations, are met. The senior living communities and MOBs which we are or were offering for sale during the periods presented did not meet the criteria for discontinued operations and are included in continuing operations.

Note 4.  Investments in Available for Sale Securities

At September 30, 2016, we owned 4,235,000 common shares of Five Star. We classify these shares as available for sale securities and carry them at fair market value in other assets in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders’ equity. Our historical cost basis for these shares is $14,230. At September 30, 2016, our investment in Five Star had a fair value of $8,089, resulting in a cumulative unrealized loss of $6,141 based on Five Star’s quoted share price at September 30, 2016 ($1.91 per share).

At September 30, 2016, we owned 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc. We classify these shares of RMR Inc. as available for sale securities and carry them at fair value in other assets in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders’ equity. Our historical cost basis for these shares is $69,826. At September 30, 2016, our investment in RMR Inc. had a fair value of $100,063, resulting in a cumulative unrealized gain of $30,237 based on RMR Inc.’s quoted share price at September 30, 2016 ($37.94 per share).

See Notes 7 and 10 below for further information regarding our investments in available for sale securities.

Note 5.  Indebtedness

Our principal debt obligations at September 30, 2016 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (f) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount term loan due 2020; (4) our $200,000 principal amount term loan due 2022; and (5) $1,160,847 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 52 of our properties (54 buildings) with maturity dates between 2017 and 2043.  The 52 mortgaged properties (54 buildings) had a carrying value (before accumulated depreciation) of $1,693,723 at September 30, 2016.  We also had two properties subject to capital leases with lease obligations totaling $11,643 at September 30, 2016; these two properties had a carrying value (before accumulated depreciation) of $36,061 at September 30, 2016, and the capital leases expire in 2026.

In February 2016, we issued $250,000 of 6.25% senior unsecured notes due 2046. We used the net proceeds of this offering to repay in part the then outstanding amount under our revolving credit facility and for general business purposes.

In July 2016, we entered into loan agreements and obtained an aggregate $620,000 secured debt financing that matures in August 2026. These loans are secured by one MOB (two buildings) located in Massachusetts and require interest at a weighted average fixed annual interest rate of 3.53%. We used the net proceeds from these loans to repay, in part, the then outstanding amount under our revolving credit facility and for general business purposes. The loan agreements contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.

We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date by an additional year to January 15, 2019. Our revolving

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  Our revolving credit facility requires annual interest to be paid on borrowings at LIBOR plus a premium, which was 130 basis points as of September 30, 2016, plus a facility fee of 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of September 30, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 1.8%. The weighted average annual interest rates for borrowings under our revolving credit facility were 1.8% and 1.5% for the three months ended September 30, 2016 and 2015, respectively, and 1.7% and 1.5% for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had $215,000 outstanding and $785,000 available for borrowing, and as of November 3, 2016, we had $265,000 outstanding and $735,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $2,024 and $2,884 for the three months ended September 30, 2016 and 2015, respectively. We incurred interest expense and other associated costs related to our revolving credit facility of $9,159 and $5,886 for the nine months ended September 30, 2016 and 2015, respectively. Our revolving credit facility includes an accordion feature pursuant to which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances.

We have a $200,000 term loan, which we borrowed in 2015. This term loan matures in September 2022 and is prepayable without penalty beginning September 29, 2017. This term loan requires annual interest to be paid at LIBOR plus a premium of 180 basis points that is subject to adjustment based upon changes to our credit ratings. At September 30, 2016, the annual interest rate payable for amounts outstanding under this term loan was 2.3%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.3% for both the three and nine months ended September 30, 2016, and 2.3% for the period from September 28, 2015 (the day we entered into the term loan agreement) to September 30, 2015. We incurred interest expense and other associated costs related to this term loan of $1,173 and $3,433 for the three and nine months ended September 30, 2016, respectively, and $33 for both the three and nine months ended September 30, 2015. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.

We also have a $350,000 term loan, which we borrowed in 2014. This term loan matures in January 2020 and is prepayable without penalty at any time.  This term loan requires annual interest to be paid at LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. At September 30, 2016, the annual interest rate payable on amounts outstanding under this term loan was 1.9%.  The weighted average annual interest rate for amounts outstanding under this term loan was 1.9% and 1.6% for the three months ended September 30, 2016 and 2015, respectively, and 1.9% and 1.6% for the nine months ended September 30, 2016 and 2015, respectively. We incurred interest expense and other associated costs related to this term loan of $1,707 and $1,423 for three months ended September 30, 2016 and 2015, respectively. We incurred interest expense and other associated costs related to this term loan of $4,956 and $4,246 for nine months ended September 30, 2016 and 2015, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.

Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at September 30, 2016.

In January 2016, we prepaid, at par plus accrued interest, a $6,115 mortgage note secured by one of our properties with a maturity date in April 2016 and an annual interest rate of 5.97%. In April 2016, we prepaid, at par plus accrued interest, an $18,000 mortgage note secured by one of our properties with a maturity date in July 2016 and an annual interest rate of 4.65%. In July 2016, we prepaid, at par plus accrued interest, an $11,871 mortgage note secured by one of our properties with a maturity date in November 2016 and an annual interest rate of 6.25%. In September 2016, we prepaid, at par plus accrued interest, two mortgage notes secured by two properties with an aggregate principal balance of $79,957, maturity dates in November 2016 and a weighted average annual interest rate of 5.92%. In October 2016, we prepaid, at par plus prepayment premiums and accrued interest, mortgage notes secured by eight properties with an aggregate principal balance of $42,542, maturity dates in May 2017 and a weighted average annual interest rate of 6.54%.  Also in October 2016, we gave notice of our

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

intention to prepay, at par plus accrued interest, one mortgage note secured by one of our properties with an outstanding principal balance of approximately $5,428, a maturity date in March 2017 and an annual interest rate of 5.86%; we expect to make this prepayment in December 2016.

Note 6.  Shareholders’ Equity

Distributions:

On February 23, 2016, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,614, that was declared on January 11, 2016 and was payable to shareholders of record on January 22, 2016. On May 19, 2016, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,614, that was declared on April 13, 2016 and was payable to shareholders of record on April 25, 2016. On August 18, 2016, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,619, that was declared on July 12, 2016 and was payable to shareholders of record on July 22, 2016. On October 11, 2016, we declared a regular quarterly distribution payable to common shareholders of record on October 21, 2016 of $0.39 per share, or approximately $92,643. We expect to pay this distribution on or about November 17, 2016.

Share Issuances and Purchases:

On May 18, 2016, we granted 2,500 of our common shares, valued at $18.26 per share, the closing price of our common shares on the New York Stock Exchange (where our common shares were then listed) on that day, to each of our five Trustees as part of their annual compensation.

On September 15, 2016, pursuant to our equity compensation plan, we granted an aggregate of 79,650 of our common shares to our officers and certain other employees of our manager, RMR LLC, valued at $21.64 per share, the closing price of our common shares on The NASDAQ Stock Market LLC, or the Nasdaq, on that day.

On September 26, 2016, we purchased an aggregate of 17,667 of our common shares valued at $23.53 per common share, the closing price of our common shares on the Nasdaq on that day, from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

Note 7.  Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at September 30, 2016, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

				Significant
	Total as of	Quoted Prices in Active	Significant Other	Unobservable
	September 30,	Markets for Identical	Observable Inputs	Inputs
Description	2016	Assets (Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investments in available for sale securities (1)	$108,152	$108,152	$—	$—
Non-Recurring Fair Value Measurements
Assets:
Assets held for sale (2)	$3,627	$—	$—	$3,627

(1)
Our investments in available for sale securities include our 4,235,000 common shares of Five Star and our 2,637,408 shares of RMR Inc. class A common stock. The fair values of these shares are based upon quoted prices at September 30, 2016 in active markets (Level 1 inputs). Our historical cost basis for our Five Star and RMR Inc. shares is $14,230 and $69,826, respectively, as of September 30, 2016. The unrealized loss of $6,141 for our Five Star shares and the unrealized gain of $30,237 for our RMR Inc. shares as of September 30, 2016 are included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We evaluated the decline in the fair value of the Five Star shares and determined that based on the severity and duration of the decline, and our ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at September 30, 2016.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

(2)
Assets held for sale consist of two properties held for sale as of September 30, 2016. These properties are recorded at their estimated fair values less costs to sell. We used offers from third parties to purchase these properties and our knowledge of local real estate markets to determine their fair values as of September 30, 2016. See Note 3 for further information regarding these properties.

In addition to the assets described in the table above, our financial instruments at September 30, 2016 and December 31, 2015 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of September 30, 2016		As of December 31, 2015
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$1,722,032	$1,830,935	$1,478,536	$1,548,613
Secured debt and capital leases (2)	1,168,827	1,195,240	679,295	724,615
	$2,890,859	$3,026,175	$2,157,831	$2,273,228

(1)	Includes unamortized debt issuance costs, premiums and discounts.

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

We estimate the fair values of our senior unsecured notes using an average of the bid and ask price on or about September 30, 2016 of our six outstanding issuances of senior unsecured notes (Level 2 inputs as defined in the fair value hierarchy under GAAP).  We estimate the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 8.  Segment Reporting

As of September 30, 2016, we have four operating segments, of which three are separate reporting segments. The first reporting segment includes triple net senior living communities that provide short term and long term residential care and other services for residents. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents. The third reporting segment includes MOBs. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which we do not consider to be sufficiently material to constitute a separate reporting segment.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2016
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$66,520	$—	$94,404	$4,579	$165,503
Residents fees and services	—	98,480	—	—	98,480
Total revenues	66,520	98,480	94,404	4,579	263,983

Expenses:
Property operating expenses	47	74,763	28,537	—	103,347
Depreciation and amortization	19,727	20,747	30,922	948	72,344
General and administrative	—	—	—	12,107	12,107
Acquisition and certain other transaction related costs	—	—	—	824	824
Impairment of assets	2,191	2,394	(7)	—	4,578
Total expenses	21,965	97,904	59,452	13,879	193,200

Operating income (loss)	44,555	576	34,952	(9,300)	70,783

Dividend income	—	—	—	659	659
Interest and other income	—	—	—	89	89
Interest expense	(6,228)	(2,104)	(5,599)	(29,507)	(43,438)
Loss on early extinguishment of debt	—	(84)	—	—	(84)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	38,327	(1,612)	29,353	(38,059)	28,009
Income tax expense	—	—	—	(119)	(119)
Equity in earnings of an investee	—	—	—	13	13
Net income (loss)	$38,327	$(1,612)	$29,353	$(38,165)	27,903

	As of September 30, 2016
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Total assets	$2,281,420	$1,272,441	$3,343,492	$332,745	$7,230,098

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$64,222	$—	$90,072	$4,569	$158,863
Residents fees and services	—	96,412	—	—	96,412
Total revenues	64,222	96,412	90,072	4,569	255,275

Expenses:
Property operating expenses	—	71,983	24,944	—	96,927
Depreciation and amortization	19,140	19,248	30,680	948	70,016
General and administrative	—	—	—	10,316	10,316
Acquisition and certain other transaction related costs	—	—	—	742	742
Impairment of assets	(98)	—	—	—	(98)
Total expenses	19,042	91,231	55,624	12,006	177,903

Operating income (loss)	45,180	5,181	34,448	(7,437)	77,372

Interest and other income	—	—	—	57	57
Interest expense	(6,342)	(2,705)	(1,707)	(28,235)	(38,989)
Loss on early extinguishment of debt	—	—	—	(21)	(21)
Income (loss) from continuing operations before income tax expense and equity in losses of an investee	38,838	2,476	32,741	(35,636)	38,419
Income tax expense	—	—	—	(146)	(146)
Equity in losses of an investee	—	—	—	(24)	(24)
Net income (loss)	$38,838	$2,476	$32,741	$(35,806)	$38,249

	As of December 31, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Total assets	$2,251,212	$1,260,425	$3,362,214	$286,239	$7,160,090

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2016
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$198,269	$—	$278,964	$13,689	$490,922
Residents fees and services	—	292,803	—	—	292,803
Total revenues	198,269	292,803	278,964	13,689	783,725

Expenses:
Property operating expenses	833	218,582	79,361	—	298,776
Depreciation and amortization	58,401	60,905	92,788	2,844	214,938
General and administrative	—	—	—	34,931	34,931
Acquisition and certain other transaction related costs	—	—	—	1,443	1,443
Impairment of assets	6,583	2,394	7,953	—	16,930
Total expenses	65,817	281,881	180,102	39,218	567,018

Operating income (loss)	132,452	10,922	98,862	(25,529)	216,707

Dividend income	—	—	—	1,449	1,449
Interest and other income	—	—	—	330	330
Interest expense	(18,892)	(7,332)	(7,398)	(90,215)	(123,837)
Loss on early extinguishment of debt	—	(90)	—	—	(90)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	113,560	3,500	91,464	(113,965)	94,559
Income tax expense	—	—	—	(318)	(318)
Equity in earnings of an investee	—	—	—	107	107
Income (loss) before gain on sale of properties	113,560	3,500	91,464	(114,176)	94,348
Gain on sale of properties	4,061	—	—	—	4,061
Net income (loss)	$117,621	$3,500	$91,464	$(114,176)	$98,409

	As of September 30, 2016
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Total assets	$2,281,420	$1,272,441	$3,343,492	$332,745	$7,230,098

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$180,820	$—	$265,664	$13,709	$460,193
Residents fees and services	—	271,061	—	—	271,061
Total revenues	180,820	271,061	265,664	13,709	731,254

Expenses:
Property operating expenses	—	204,178	72,135	—	276,313
Depreciation and amortization	51,322	41,357	90,711	2,844	186,234
General and administrative	—	—	—	32,563	32,563
Acquisition and certain other transaction related costs	—	—	—	6,517	6,517
Impairment of assets	(98)	—	—	—	(98)
Total expenses	51,224	245,535	162,846	41,924	501,529

Operating income (loss)	129,596	25,526	102,818	(28,215)	229,725

Interest and other income	—	—	—	274	274
Interest expense	(18,598)	(7,285)	(5,232)	(81,723)	(112,838)
Loss on early extinguishment of debt	(6)	(33)	—	(1,430)	(1,469)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	110,992	18,208	97,586	(111,094)	115,692
Income tax expense	—	—	—	(385)	(385)
Equity in earnings of an investee	—	—	—	70	70
Income (loss) from continuing operations	110,992	18,208	97,586	(111,409)	115,377
Discontinued operations:
Loss from discontinued operations	—	—	(350)	—	(350)
Impairment of assets from discontinued operations	—	—	(602)	—	(602)
Net income (loss)	$110,992	$18,208	$96,634	$(111,409)	$114,425

	As of December 31, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Total assets	$2,251,212	$1,260,425	$3,362,214	$286,239	$7,160,090

Note 9. Significant Tenant

Five Star is our most significant tenant.  Rental income from Five Star represented 19.1% of our total revenues for the three months ended September 30, 2016, and the properties Five Star leases from us represented 29.7% of our real estate investments, at cost, as of September 30, 2016.  As of September 30, 2016, Five Star also managed 63 senior living communities for our account. See Note 10 for further information relating to our leases and management arrangements with Five Star.

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
Five Star:  Five Star was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2001.  We are currently Five Star’s largest stockholder.  As of September 30, 2016, we owned 4,235,000 of Five Star’s common shares, or approximately 8.6% of Five Star’s outstanding common shares.  Five Star is our largest tenant and a manager of certain of our senior living communities.
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

•
Pursuant to the Transaction Agreement, we purchased seven senior living communities from Five Star for an aggregate purchase price of $112,350, and we and Five Star simultaneously entered into a new long term lease agreement, or the New Lease, whereby we have leased those seven senior living communities to Five Star.

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

•
Pursuant to the Transaction Agreement, our three then existing pooling agreements with Five Star that combined for certain purposes certain of our management agreements with Five Star for senior living communities that include assisted living units, or AL Management Agreements, were terminated and we entered into 10 new pooling agreements with Five Star, or the New Pooling Agreements.  Nine of the New Pooling Agreements combine six AL Management Agreements and one of the New Pooling Agreements currently combines five AL Management Agreements.  Each New Pooling Agreement combines various calculations of revenues and expenses from the operations of the applicable communities covered by each New Pooling Agreement.

•
Pursuant to the New Pooling Agreements, the AL Management Agreements covered by each New Pooling Agreement generally provide Five Star with a management fee equal to either 3% or 5% of the gross revenues realized at such communities plus reimbursement for its direct costs and expenses related to such communities, as well as an annual incentive fee equal to either 35% or 20% of the annual net operating income of such communities remaining after we realize an annual minimum return equal to either 8% or 7% of our invested capital, or, in the case of nine communities, a specified amount plus 7% of our invested capital since December 31, 2015.  The calculations of Five Star’s fees and of our annual minimum return related to any AL Management Agreement that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

the previously existing pooling agreements.  However, with respect to certain communities, our annual minimum return was reduced to 7%, and also, with respect to the nine communities referenced above, our annual minimum return was reset as of 2016 to specified amounts.  With regard to AL Management Agreements that became effective from and after May 2015, the management fee was changed to 5%, rather than the prior 3%, of the gross revenues realized at the applicable community, and the incentive fee was changed to 20%, rather than the prior 35%, of the annual net operating income of the applicable community remaining, in all cases after we realize our requisite annual minimum return.  Pursuant to the New Pooling Agreements, we will pay Five Star a fee for its management of capital expenditure projects equal to 3% of amounts funded by us.

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

•
The New Pooling Agreements collectively combine all AL Management Agreements except for the management agreement related to one assisted living community located in New York and the management agreement related to one assisted living community located in California, and, other than as described below, the terms of those management agreements were not amended as part of the transactions implemented by the Transaction Documents.  The terms of our existing pooling agreement with Five Star that combines our management agreements with Five Star for senior living communities that include only independent living units, and the terms of those management agreements, also were not amended as part of the transactions implemented by the Transaction Documents.

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

In September 2016, we acquired for $130 an additional living unit at a senior living community located in Florida that we lease to Five Star. This living unit was added to the applicable lease and Five Star’s annual rent payable to us increased by $10 in accordance with the terms of that lease.

In September 2016, we and Five Star sold a vacant SNF located in Wisconsin that we leased to Five Star for $248, and as a result of this sale, Five Star’s annual rent payable to us decreased by $25 in accordance with the terms of the applicable lease.

As of September 30, 2016 and 2015, we leased 183 and 178 senior living communities to Five Star, respectively.  We recognized total rental income from Five Star of $50,417 and $47,828 for the three months ended September 30, 2016 and 2015, respectively, and $146,758 and $143,271 for the nine months ended September 30, 2016 and 2015, respectively.  These amounts exclude estimated percentage rent payments we received from Five Star of $1,367 and $1,371 for the three months ended September 30, 2016 and 2015, respectively, and $4,228 and $4,194 for the nine months ended September 30, 2016 and 2015, respectively.  We determine actual percentage rent due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met.  As of September 30, 2016 and December 31, 2015, we had rents receivable from Five Star of $16,831 and $17,466, respectively.  Those amounts are included in other assets in our condensed consolidated balance sheets.

Pursuant to the terms of our leases with Five Star, we funded $3,470 and $7,523 for the three months ended September 30, 2016 and 2015, respectively, and $15,306 and $16,425 for the nine months ended September 30, 2016 and 2015, respectively, of improvements to communities leased to Five Star. As a result, the annual rent payable to us by Five Star increased by approximately $279 and $604 for the three months ended September 30, 2016 and 2015, respectively, and $1,228 and $1,322, for the nine months ended September 30, 2016 and 2015, respectively.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Also in September 2016, we agreed to acquire two senior living communities with a combined 126 living units located in Illinois for approximately $18,600, excluding closing costs. If these acquisitions are completed, we expect to lease these communities to Five Star under one of our existing master leases with Five Star. These acquisitions are subject to various conditions; accordingly, we cannot be sure that we will complete these acquisitions and that we will lease them to Five Star, that the acquisitions and lease arrangements will not be delayed or that the terms will not change.

During the nine months ended September 30, 2016, Five Star began managing for our account three senior living communities we own with an aggregate 288 living units.  We acquired one of those communities in May 2016 for a purchase price of approximately $8,400, excluding closing costs, and each of the other two communities had previously been leased to an unrelated third party that defaulted on its lease. The terms under which Five Star is managing these senior living communities are described above.

As of September 30, 2016 and 2015, Five Star managed 63 and 60 senior living communities for our account, respectively.  We incurred management fees payable to Five Star of $3,070 and $2,717 for the three months ended September 30, 2016 and 2015, respectively, and $8,689 and $7,939 for the nine months ended September 30, 2016 and 2015, respectively.  These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income. In addition, we incurred fees for Five Star's management of capital expenditure projects at our Five Star managed communities of $266 for the three and nine months ended September 30, 2016. These amounts have been capitalized in our condensed consolidated financial statements.

In October 2016, we entered into an agreement to sell a former memory care building at an assisted living community in Florida that Five Star has historically managed for our account for $2,100. If this sale is completed, we expect that our management agreement with Five Star for this community will be terminated. This sale is subject to various conditions; accordingly, we cannot be sure that we will complete the sale or that the management agreement will be terminated, that the sale and termination will not be delayed or that the terms will not change.

In October 2016, Five Star agreed to manage four senior living communities we own located in Georgia with approximately 350 living units. Five Star will manage these senior living communities pursuant to management agreements that will be added to an existing or new pooling agreement with terms consistent with the AL Management Agreements that became effective from and after May 2015 as described above. Five Star's assumption of the management of these communities is subject to conditions and we cannot be sure that those conditions will be satisfied.

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
RMR LLC:  Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $9,609 and $8,682 for the three months ended September 30, 2016 and 2015, respectively, and $27,199 and $26,644 for the nine months ended September 30, 2016 and 2015, respectively.  The net business management fees we recognized for the 2016 and 2015 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
In accordance with the terms of our business management agreement, we issued 68,983 of our common shares to RMR LLC for the period from January 1, 2015 through May 31, 2015 as payment for a part of the business management fee we recognized for that period.  Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,961 and $2,533 for the three months ended September 30, 2016 and 2015, respectively, and $8,193 and $7,554 for the nine months ended September 30, 2016 and 2015, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf.  Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  We reimbursed RMR LLC $2,482 and $1,954 for property management related expenses for the three months ended September 30, 2016 and 2015, respectively, and $6,781 and $5,189 for the nine months ended September 30, 2016 and 2015, respectively.  These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income.
We have historically awarded share grants to certain RMR LLC employees under our equity compensation plans.  In September 2016 and 2015, we awarded annual share grants of 79,650 and 84,000 of our common shares, respectively, to our officers and to other employees of RMR LLC. In September 2016, we purchased 17,667 of our common shares, at the closing price of our common shares on the Nasdaq on the date of purchase, from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $901 and $302 for the three months ended September 30, 2016 and 2015, respectively, and $2,075 and $1,337 for the nine months ended September 30, 2016 and 2015, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
We lease office space to RMR LLC in certain of our properties for its property management offices.  Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $82 and $198 for the three and nine months ended September 30, 2016, respectively, and $51 and $153 for the three and nine months ended September 30, 2015, respectively.
RMR Inc.: In connection with our June 2015 acquisition of shares of class A common stock of RMR Inc., we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares.  This liability is included in accounts payable and other liabilities in our condensed consolidated balance sheets.  A part of this liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense.  We amortized $943 and $959 of this liability for the three months ended September 30, 2016 and 2015, respectively, and $2,829 and $1,202 of this liability for the nine months ended September 30, 2016 and 2015, respectively.  These amounts are included in the net business management and property management fee amounts for such periods.  As of September 30, 2016, the remaining unamortized amount of this liability was $72,876.
As of September 30, 2016, we owned 2,637,408 shares of class A common stock of RMR Inc.  We receive dividends on our RMR Inc. class A common shares as declared and paid by RMR Inc. to all holders of its class A common shares.  We received a dividend of $789 on our RMR Inc. class A common shares during the three months ended June 30, 2016, which was for the period from December 14, 2015 through March 31, 2016.  We received a dividend of $659 on our RMR Inc. class A common shares during the three months ended September 30, 2016, which was for the period from April 1, 2016 through June 30, 2016. On October 11, 2016, RMR Inc. declared a regular quarterly dividend of $0.25 per class A common share payable to shareholders of record on October 21, 2016.  RMR Inc. has stated that it expects to pay this dividend on or about November17, 2016.
Our investment in RMR Inc. class A common shares is included in other assets in our condensed consolidated balance sheets and is recorded at fair value, with the related unrealized gain (loss) included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We recognize the increase or decrease in the fair value of our RMR Inc. class A common shares each reporting period as unrealized gain or loss on investment in available for sale securities which is a component of other comprehensive income (loss) in our condensed consolidated statements of comprehensive income. For further information, see Notes 4 and 7.
ABP Trust: ABP Trust is the indirect controlling shareholder of RMR LLC and is owned by our Managing Trustees, Barry M. Portnoy and Adam D. Portnoy. On October 2, 2016, in connection with the proposed commencement of a partial tender offer by a subsidiary of ABP Trust, or the Purchaser, of up to 10,000,000 shares of common stock of Five Star at a price of $3.00 per share, or the Offer, we entered into a Consent Agreement with the Purchaser, ABP Trust, Adam D. Portnoy and Barry M. Portnoy, or the Requesting Parties. Pursuant to the Consent Agreement, we consented to Five Star’s granting of certain exceptions to the ownership restrictions set forth in its charter to the Requesting Parties, and waived any default under our leases, management and other agreements with Five Star arising or resulting from the Offer. The Consent Agreement provides certain conditions to the effectiveness of our consent and waiver, including that the Requesting Parties enter into a Consent,

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Standstill, Registration Rights and Lock-Up Agreement with Five Star in a form satisfactory to us, and that all conditions to the effectiveness of that agreement be satisfied. The Requesting Parties entered into that agreement on October 2, 2016. On October 6, 2016, the Purchaser commenced the Offer, and on October 27, 2016, the Purchaser amended the Offer to increase the number of shares of common stock of Five Star that it is offering to purchase from 10,000,000 to 18,000,000. Because of the continuing relationships among us and ABP Trust and its affiliates, the terms of the Consent Agreement were negotiated and approved by a special committee of our Board of Trustees composed solely of our Independent Trustees and which special committee was represented by separate counsel, and also were approved by our Independent Trustees and our Board of Trustees (with Barry M. Portnoy and Adam D. Portnoy abstaining), voting separately. For additional information related to the Consent Agreement, please refer to our Current Report on Form 8-K dated October 2, 2016.

AIC:  We and six other companies to which RMR LLC provides management services each own Affiliates Insurance Company, or AIC, in equal amounts.  We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $3,607 in connection with this insurance program for the policy year ending June 30, 2017, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of September 30, 2016 and December 31, 2015, our investment in AIC had a carrying value of $7,110 and $6,827, respectively.  These amounts are included in other assets in our condensed consolidated balance sheets.  We recognized income (loss) of $13 and $(24) related to our investment in AIC for the three months ended September 30, 2016 and 2015, respectively, and $107 and $70 for the nine months ended September 30, 2016 and 2015, respectively.  Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $80 and $(72) for the three months ended September 30, 2016 and 2015, respectively, and $175 and $(91) for the nine months ended September 30, 2016 and 2015, respectively.
Directors’ and Officers’ Liability Insurance: We, RMR Inc., RMR LLC and certain companies to which RMR LLC provides management services participate in a combined directors’ and officers’ liability insurance policy. In September 2016, we participated in a one year extension of this combined directors’ and officers’ insurance policy through September 2018. Our premium for this policy extension was approximately $142.

Note 11.  Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT.  During the three months ended September 30, 2016 and 2015, we recognized income tax expense of $119 and $146, respectively. During the nine months ended September 30, 2016 and 2015, we recognized income tax expense of $318 and $385, respectively.

Note 12. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares for basic earnings per share	237,347	237,263	237,329	231,454
Effect of dilutive securities: unvested share awards	49	30	40	32
Weighted average common shares for diluted earnings per share	237,396	237,293	237,369	231,486

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report. We are a REIT organized under Maryland law. At September 30, 2016, we owned 431 properties (457 buildings) located in 42 states and Washington, D.C. (including two properties (two buildings) classified as held for sale).  At September 30, 2016, the undepreciated carrying value of our properties was $7.7 billion, excluding properties classified as held for sale. For the three months ended September 30, 2016, 97% of our net operating income, or NOI, came from properties where a majority of the revenues are paid from our residents’ and tenants’ private resources.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands, except per unit / bed or square foot data):

		Number of				Investment per		% of
	Number of	Units/Beds or		Investment	% of Total	Unit / Bed or	Q3 2016	Q3 2016
(As of September 30, 2016)	Properties	Square Feet		Carrying Value (1)	Investment	Square Foot (2)	NOI (3)	NOI (3)
Facility Type
Independent living (4)	68	16,441		$2,264,237	29.6%	$137,719	$46,100	28.7%
Assisted living (4)	195	14,319		1,977,679	25.8%	$138,116	39,959	24.9%
Skilled nursing facilities (4)	39	4,131		182,999	2.4%	$44,299	4,213	2.6%
Subtotal senior living communities	302	34,891		4,424,915	57.8%	$126,821	90,272	56.2%
MOBs (5)	119	11,400,789	sq. ft.	3,062,987	39.9%	$269	65,835	41.0%
Wellness centers	10	812,000	sq. ft.	180,017	2.3%	$222	4,579	2.8%
Total	431			$7,667,919	100.0%		$160,686	100.0%

Tenant / Operator / Managed Properties

Five Star	183	20,061		$2,270,664	29.7%	$113,188	$50,336	31.5%
Sunrise / Marriott (6)	4	1,619		126,326	1.6%	$78,027	3,132	1.9%
Brookdale	18	894		64,766	0.8%	$72,445	1,813	1.1%
11 private senior living companies (combined)	29	3,520		506,246	6.6%	$143,820	11,274	6.9%
Subtotal triple net leased senior living communities	234	26,094		2,968,002	38.7%	$113,743	66,555	41.4%
Managed senior living communities (7)	68	8,797		1,456,913	19.1%	$165,615	23,717	14.8%
Subtotal senior living communities	302	34,891		4,424,915	57.8%	$126,821	90,272	56.2%
MOBs (5)	119	11,400,789	sq. ft.	3,062,987	39.9%	$269	65,835	41.0%
Wellness centers	10	812,000	sq. ft.	180,017	2.3%	$222	4,579	2.8%
Total	431			$7,667,919	100.0%		$160,686	100.0%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage		Occupancy
	2016	2015	2016	2015
Five Star	1.23x	1.22x	84.2%	84.9%
Sunrise / Marriott (6)	1.94x	1.98x	90.3%	92.2%
Brookdale	2.71x	2.71x	86.6%	92.5%
11 private senior living companies (combined)	1.25x	1.70x	88.4%	86.1%
Subtotal triple net leased senior living communities	1.33x	1.36x	85.3%	85.8%
Managed senior living communities (7)	NA	NA	87.5%	88.4%
Subtotal senior living communities	1.33x	1.36x	85.8%	86.4%
MOBs (5)	NA	NA	95.9%	96.0%
Wellness centers	2.03x	1.94x	100.0%	100.0%
Total	1.37x	1.40x

(1)
Amounts are at cost before depreciation, but after impairment write downs, if any. Amounts exclude gross book value of real estate assets for one MOB (one building) and one senior living community classified as held for sale as of September 30, 2016 totaling approximately $3.6 million, which are included in other assets in our condensed consolidated balance sheets.

(2)	Represents investment carrying value divided by the number of living units, beds or square feet at September 30, 2016, as applicable.

(3)
NOI is defined and calculated by reportable segment and reconciled to net income below in this Item 2. Excludes NOI from properties that were sold or that was earned from properties prior to the transfer of operations to one of our TRSs during the periods presented.

(4)	Senior living communities are categorized by the type of living units or beds which constitute a majority of the living units or beds at the community.

(5)
These 119 MOB properties are comprised of 145 buildings.  Our MOB leases include some triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible for the operation and maintenance of the properties, and we charge tenants for some or all of the property operating costs.  A small percentage of our MOB leases are so-called "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(6)	Marriott International, Inc. guarantees the lessee’s obligations under these leases.

(7)
These senior living communities are managed by Five Star and one other third party private operator. The occupancy for the 12 month period ended, or, if shorter, from the date of acquisitions through, September 30, 2016 was 87.3%.

(8)
Operating data for MOBs are presented as of September 30, 2016 and 2015 and includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended June 30, 2016 and 2015, or the most recent prior period for which tenant operating results are made available to us. Rent coverage is calculated as operating cash flows from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, as well as data for properties sold during the periods presented.

The following tables set forth information regarding our lease expirations as of September 30, 2016 (dollars in thousands):

					Percent of	Cumulative
	Annualized Rental Income(1) (2)				Total	Percentage of
	Triple Net Leased				Annualized	Annualized
	Senior Living		Wellness		Rental Income	Rental Income
Year	Communities	MOBs	Centers	Total	Expiring (2)	Expiring (2)
2016	$—	$8,779	$—	$8,779	1.3%	1.3%
2017	—	26,156	—	26,156	4.0%	5.3%
2018	14,769	25,070	—	39,839	6.0%	11.3%
2019	590	39,695	—	40,285	6.1%	17.4%
2020	—	30,970	—	30,970	4.7%	22.1%
2021	1,424	15,423	—	16,847	2.6%	24.7%
2022	—	14,991	—	14,991	2.3%	27.0%
2023	13,424	10,626	7,546	31,596	4.8%	31.8%
2024	68,706	36,487	—	105,193	15.9%	47.7%
Thereafter	177,509	157,870	10,550	345,929	52.3%	100.0%
Total	$276,422	$366,067	$18,096	$660,585	100.0%

Average remaining lease term for triple net leased senior living communities, MOB and wellness center properties (weighted by annualized rental income):  8.8 years (2)

(1)
Annualized rental income is rents pursuant to existing leases as of September 30, 2016, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)
Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended September 30, 2016, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2016 — 1.2%; 2017 — 3.5%; 2018 — 5.3%; 2019 — 5.3%; 2020 — 4.1%; 2021 — 2.2%; 2022 — 2.0%; 2023 — 4.2%; 2024 —  13.9%; and thereafter — 58.3%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included in the foregoing table, the average remaining lease term for all properties (weighted by annualized rental income) would be 9.6 years.

					Percent of	Cumulative
					Total	Percentage of
	Number of Tenants (1)				Number of	Number of
	Senior Living		Wellness		Tenancies	Tenancies
Year	Communities	MOBs	Centers	Total	Expiring (1)	Expiring (1)
2016	—	56	—	56	8.4%	8.4%
2017	—	100	—	100	15.2%	23.6%
2018	1	96	—	97	14.8%	38.4%
2019	1	88	—	89	13.5%	51.9%
2020	—	73	—	73	11.1%	63.0%
2021	1	58	—	59	9.0%	72.0%
2022	—	42	—	42	6.4%	78.4%
2023	1	22	1	24	3.7%	82.1%
2024	3	25	—	28	4.3%	86.4%
Thereafter	11	77	1	89	13.6%	100.0%
Total	18	637	2	657	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs.

	Number of Living Units / Beds or Square Feet with Leases Expiring
	Living Units / Beds(1)			Square Feet
	Triple Net		Cumulative
	Leased Senior	Percent of	Percentage of		Wellness		Percent of	Cumulative
	Living	Total Living	Living Units /		Centers		Total	Percent of
	Communities	Units / Beds	Beds	MOBs	(Square	Total Square	Square Feet	Total Square
Year	(Units / Beds)	Expiring	Expiring	(Square Feet)	Feet)	Feet	Expiring	Feet Expiring
2016	—	—%	—%	228,347	—	228,347	1.9%	1.9%
2017	—	—%	—%	942,781	—	942,781	8.0%	9.9%
2018	1,619	6.2%	6.2%	848,001	—	848,001	7.2%	17.1%
2019	175	0.7%	6.9%	1,271,794	—	1,271,794	10.8%	27.9%
2020	—	—%	6.9%	1,433,002	—	1,433,002	12.2%	40.1%
2021	361	1.4%	8.3%	467,156	—	467,156	4.0%	44.1%
2022	—	—%	8.3%	579,302	—	579,302	4.9%	49.0%
2023	644	2.5%	10.8%	749,779	354,000	1,103,779	9.4%	58.4%
2024	6,561	25.1%	35.9%	1,393,641	—	1,393,641	11.9%	70.3%
Thereafter	16,734	64.1%	100.0%	3,015,490	458,000	3,473,490	29.7%	100.0%
Total	26,094	100.0%		10,929,293	812,000	11,741,293	100.0%

(1)
Excludes 8,797 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units / beds expiring in each of the following years would be: 2016 — 0.0%; 2017 — 0.0%; 2018 — 4.6%; 2019 — 0.5%; 2020 — 0.0%; 2021 — 1.0%; 2022 — 0.0%; 2023 — 1.8%; 2024 — 18.8%; and thereafter — 73.3%.

During the three months ended September 30, 2016, we entered into MOB lease renewals for 139,000 leasable square feet and new leases for 54,000 leasable square feet. The weighted average annual rental rate for leases entered into during the quarter was $35.48 per square foot, and these rental rates were, on a weighted average basis, 0.4% below previous rents charged for the same space.  Average lease terms for leases entered into during the third quarter of 2016 were 7.0 years based on annualized rental income pursuant to existing leases as of September 30, 2016, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization. Commitments for tenant improvement costs, leasing commission costs and concessions for leases we entered into during the third quarter of 2016 totaled $5.0 million, or $25.85 per square foot on average (approximately $3.72 per square foot per year of the lease term).

During the past several years, weak economic conditions in many markets throughout the country have negatively affected many businesses within our industry and others. These conditions have resulted in, among other things, a decrease in our senior living communities’ occupancy, and it is unclear when these conditions may materially improve. Although many of the services that our senior living community tenants and managers provide to residents are needs driven, some prospective residents may be deferring decisions to relocate to senior living communities in light of current economic circumstances.  In recent years, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for the services that our tenants and managers provide.  For the past two to three years, low capital costs appear to have encouraged increased senior living development, particularly in certain higher demand markets.  As the recently developed senior living communities begin operations, we expect to experience continuing challenges in maintaining or increasing occupancy at, or the rates that our tenants and managers charge residents of, our senior living communities.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have four operating segments, of which three are separate reporting segments: (i) triple net senior living communities that provide short term and long term residential care and other services for residents, (ii) managed senior living communities that provide short term and long term residential care and other services for residents and (iii) MOBs. The “All Other” category includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Triple net leased senior living communities	$66,520	$64,222	$198,269	$180,820
Managed senior living communities	98,480	96,412	292,803	271,061
MOBs	94,404	90,072	278,964	265,664
All other operations	4,579	4,569	13,689	13,709
Total revenues	$263,983	$255,275	$783,725	$731,254

Net income:
Triple net leased senior living communities	$38,327	$38,838	$117,621	$110,992
Managed senior living communities	(1,612)	2,476	3,500	18,208
MOBs	29,353	32,741	91,464	96,634
All other operations	(38,165)	(35,806)	(114,176)	(111,409)
Net income	$27,903	$38,249	$98,409	$114,425

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended September 30, 2016 to the comparable 2015 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Total properties	234	232	226	226
# of units / beds	26,094	26,231	25,465	25,465
Tenant operating data (2)
Occupancy	85.3%	85.8%	85.2%	85.8%
Rent coverage	1.33x	1.36x	1.33x	1.36x

(1)	Consists of triple net leased senior living communities we have owned continuously since July 1, 2015.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2016 and 2015 or the most recent prior period for which tenant operating results are made available to us.  Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified tenant operating data.  Excludes data for historical periods prior to our ownership of certain properties, as well as for properties sold during the periods presented.

Triple net leased senior living communities, all properties:

	Three Months Ended September 30,
	2016	2015	Change	% Change
Rental income	$66,520	$64,222	$2,298	3.6%
Property operating expenses	(47)	—	47	100.0%
Net operating income (NOI)	66,473	64,222	2,251	3.5%

Depreciation and amortization expense	(19,727)	(19,140)	587	3.1%
Impairment of assets	(2,191)	98	2,289	2,335.7%
Operating income	44,555	45,180	(625)	(1.4)%

Interest expense	(6,228)	(6,342)	(114)	(1.8)%
Net income	$38,327	$38,838	$(511)	(1.3)%

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

Rental income. Rental income increased primarily because of our acquisitions since July 1, 2015. Rental income also increased due to our purchases of capital improvements at certain of these communities since July 1, 2015. These increases in rental income were partially offset by our sale of four senior living communities since July 1, 2015. Rental income includes non-cash straight line rent adjustments totaling $865 and $1,373 for the three months ended September 30, 2016 and 2015, respectively. Rental income increased year over year on a comparable property basis by $798, primarily as a result of our capital improvement purchases at certain of the 226 communities we have owned continuously since July 1, 2015 and the resulting increase in rent pursuant to the terms of the applicable leases.

Property operating expenses. Property operating expenses recorded in 2016 relate to bad debt reserves associated with the defaulted lease at one triple net leased senior living community we acquired in 2015 which was previously leased to a third party private operator. In July 2016, we terminated the lease at this community and entered into a management agreement with Five Star to operate this community for our account under a TRS structure.

Net operating income.  NOI increased because of the increase in rental income, partially offset by the increased property operating expenses described above.  We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily as a result of our acquisitions and capital improvement purchases described above.

Impairment of assets. Impairment of assets charges recorded in 2016 relate to reducing the carrying value of one SNF that was previously leased to Five Star and was sold during the third quarter of 2016 to its sale price less cost to sell. In the third quarter of 2015, we adjusted the carrying value of two properties that we sold during the third quarter of 2015 by $98, to their sales prices less costs to sell.

Interest expense.  Interest expense relates to mortgage debts and capital leases secured by certain of these communities.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Total properties	68	65	65	65
# of units / beds	8,797	8,606	8,496	8,496
Occupancy	86.7%	87.7%	87.2%	87.8%
Average monthly rate	$4,208	$4,161	$4,229	$4,171

(1)	Consists of managed senior living communities we have owned continuously since July 1, 2015 and excludes communities classified as held for sale.

Managed senior living communities, all properties:

	Three Months Ended September 30,
	2016	2015	Change	% Change
Residents fees and services	$98,480	$96,412	$2,068	2.1%
Property operating expenses	(74,763)	(71,983)	2,780	3.9%
Net operating income (NOI)	23,717	24,429	(712)	(2.9)%

Depreciation and amortization expense	(20,747)	(19,248)	1,499	7.8%
Impairment of assets	(2,394)	—	2,394	100.0%
Operating income	576	5,181	(4,605)	(88.9)%

Interest expense	(2,104)	(2,705)	(601)	(22.2)%
Loss on early extinguishment of debt	(84)	—	84	100.0%
Net (loss) income	$(1,612)	$2,476	$(4,088)	(165.1)%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as fees are charged and services are provided.  Residents fees and services increased primarily due to our acquisitions and the transfer of certain other senior living communities we own from triple net leased senior living communities to managed senior living communities since July 1, 2015, as well as an increase in average monthly rates, offset, in part, by a decline in occupancy.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions and the transfer of certain other senior living communities we own from triple net leased senior living communities to managed senior living communities since July 1, 2015, increases in real estate taxes, salaries and benefits of property level personnel, utility expense and management fees earned by Five Star as a result of the modifications made to our management and pooling arrangements with Five Star that took effect on July 1, 2016.

Net operating income.  NOI decreased because of the increases in property operating expenses, partially offset by the increase in residents fees and services described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily as a result of our acquisitions and the transfer of certain other senior living communities we own from triple net leased senior living communities to managed senior living communities since July 1, 2015, as well as funding of capital improvements since July 1, 2015.

Impairment of assets. Impairment of assets charges recorded in 2016 relate to reducing the carrying value of one senior living community that is classified as held for sale as of September 30, 2016 to its estimated fair value less cost to sell.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $97,943 in aggregate principal amount of mortgage debts since July 1, 2015 with a weighted average annual interest rate of 5.97%, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of our prepayment of three mortgage notes in the third quarter of 2016.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since July 1, 2015 excluding communities classified as held for sale):

	Three Months Ended September 30,
	2016	2015	Change	% Change
Residents fees and services	$96,415	$96,206	$209	0.2%
Property operating expenses	(72,381)	(71,465)	916	1.3%
Net operating income (NOI)	24,034	24,741	(707)	(2.9)%

Depreciation and amortization expense	(19,859)	(19,245)	614	3.2%
Operating income	4,175	5,500	(1,325)	(24.1)%

Interest expense	(1,958)	(2,705)	(747)	(27.6)%
Loss on early extinguishment of debt	(84)	—	84	100.0%
Net income	$2,133	$2,795	$(662)	(23.7)%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as fees are charged and services are provided.  Residents fees and services increased year over year on a comparable property basis primarily because of an increase in average monthly rates of 1.4% for the 2016 period compared to the 2015 period at the 65 communities we owned continuously since July 1, 2015, partially offset by a decrease in occupancy from 87.8% during the three months ended September 30, 2015 to 87.2% during the three months ended September 30, 2016.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities.  Property operating expenses increased primarily due to increases in real estate taxes, in management fees earned by Five Star as a result of the modifications made to our management and pooling arrangements with Five Star that took effect on July 1, 2016 and other increased costs during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Net operating income.  The decrease in NOI reflects the net changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. The increase in depreciation and amortization expense results from our funding of capital improvements since July 1, 2015.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  Interest expense decreased as a result of our prepayment of $97,943 in aggregate principal amount of mortgage debts since July 1, 2015 with a weighted average annual interest rate of 5.97%, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of our prepayment of three mortgage notes in the third quarter of 2016.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Total properties	119	121	116	116
Total buildings	145	145	140	140
Total square feet (2)	11,401	11,315	11,041	11,040
Occupancy (3)	95.9%	96.0%	96.3%	96.0%

(1)	Consists of MOBs we have owned continuously since July 1, 2015 and excludes properties classified as held for sale.

(2)	Prior periods exclude space remeasurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended September 30,
	2016	2015	Change	% Change
Rental income	$94,404	$90,072	$4,332	4.8%
Property operating expenses	(28,537)	(24,944)	3,593	14.4%
Net operating income (NOI)	65,867	65,128	739	1.1%

Depreciation and amortization expense	(30,922)	(30,680)	242	0.8%
Impairment of assets	7	—	(7)	(100.0)%
Operating income	34,952	34,448	504	1.5%

Interest expense	(5,599)	(1,707)	3,892	228.0%
Net income	$29,353	$32,741	$(3,388)	(10.3)%

Rental income. Rental income increased primarily because of our acquisitions since July 1, 2015, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $3,290 and $3,530 and net amortization of approximately $1,181 and $1,029 of above and below market lease adjustments for the three months ended September 30, 2016 and 2015, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased primarily because of our acquisitions since July 1, 2015, as well as certain changes at our comparable MOB properties discussed below.

Net operating income.  NOI increased because of the increases in rental income, partially offset by the increased property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily because of an increase in depreciation expense related to our acquisitions and funding of capital expenditures since July 1, 2015, partially offset by a decrease in the amortization of acquired in place real estate leases during the three months ended September 30, 2016 that we amortize over the respective lease terms.

Impairment of assets. We recorded a reversal of impairment charges previously recorded of $7 in the third quarter of 2016 to adjust the carrying value of four MOBs that we sold in the third quarter of 2016 to their sales prices less costs to sell.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.53%, partially offset by our prepayment of $70,000 in aggregate principal amount of mortgage debts since July 1, 2015 with a weighted average annual interest rate of 5.39%, as well as the regularly scheduled amortization of our mortgage debts.

MOBs, comparable properties (MOBs we have owned continuously since July 1, 2015 excluding properties classified as held for sale):

	Three Months Ended September 30,
	2016	2015	Change	% Change
Rental income	$91,536	88,918	$2,618	2.9%
Property operating expenses	(27,815)	(24,783)	3,032	(12.2)%
Net operating income (NOI)	63,721	64,135	(414)	(0.6)%

Depreciation and amortization expense	(30,339)	(30,244)	95	(0.3)%
Operating income	33,382	33,891	(509)	(1.5)%

Interest expense	(5,599)	(1,707)	3,892	(228.0)%
Net income	$27,783	$32,184	$(4,401)	(13.7)%

Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses and increased net leasing activity at certain of these properties. Rental income includes non-cash straight line rent adjustments totaling $3,033 and $3,594 and net amortization of approximately $1,118 and $968 of above and below market lease adjustments for the three months ended September 30, 2016 and 2015, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily as the result of increases in real estate taxes and salaries and benefit costs of property level personnel at certain of these properties and other direct costs of operating these properties during the third quarter of 2016 compared to the third quarter of 2015.

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased slightly due to an increase in the amortization of leasing costs and depreciation expense on fixed assets, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.53%, partially offset by our prepayment of $70,000 in aggregate principal amount of mortgage debts since July 1, 2015 with a weighted average annual interest rate of 5.39%, as well as the regularly scheduled amortization of our mortgage debts.

All other operations(1):

	Three Months Ended September 30,
	2016	2015	Change	% Change
Rental income	$4,579	$4,569	$10	0.2%

Expenses:
Depreciation and amortization expense	(948)	(948)	—	—
General and administrative	(12,107)	(10,316)	1,791	17.4%
Acquisition and certain other transaction related costs	(824)	(742)	82	11.1%
Total expenses	(13,879)	(12,006)	1,873	15.6%
Operating loss	(9,300)	(7,437)	1,863	25.1%

Dividend income	659	—	659	100.0%
Interest and other income	89	57	32	56.1%
Interest expense	(29,507)	(28,235)	1,272	4.5%
Loss on early extinguishment of debt	—	(21)	21	(100.0)%
Loss before income tax expense and equity in earnings (losses) of an investee	(38,059)	(35,636)	2,423	6.8%
Income tax expense	(119)	(146)	(27)	(18.5)%
Equity in earnings (losses) of an investee	13	(24)	37	154.2%
Net loss	$(38,165)	$(35,806)	$2,359	6.6%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent totaling approximately $137 and $138 for each of the three months ended September 30, 2016 and 2015, respectively. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations for each of the three months ended September 30, 2016 and 2015.

Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since July 1, 2015. We generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our Trustees, fees paid to RMR LLC under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased primarily due to our acquisitions since July 1, 2015, as well as increased equity compensation expense resulting from an increase in the trading price of our common shares.

Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs represent legal and professional fees, including due diligence costs, incurred in connection with our acquisition and disposition activities during the three months ended September 30, 2016 and 2015. Acquisition and certain other transaction related costs increased during the three months ended September 30, 2016 due to an increase in such activities during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Dividend income. Dividend income recognized for the three months ended September 30, 2016 is a result of cash dividends we received during the third quarter of 2016 from our investment in RMR Inc. shares for the second quarter of 2016.

Interest and other income.  The increase in interest and other income is primarily due to increased investable cash on hand during the third quarter of 2016 compared to the third quarter of 2015.

Interest expense.  Interest expense increased due to our borrowing a $200,000 term loan in September 2015 at an interest rate of LIBOR plus a premium of 180 basis points, as well as our issuance of $250,000 of 6.25% senior unsecured notes due 2046 in February 2016. These increases were partially offset by our November 2015 prepayment of our $250,000 of 4.30% senior unsecured notes due 2016 and decreased borrowings under our revolving credit facility during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Loss on early extinguishment of debt: In September 2015, we amended our revolving credit facility, which resulted in a loss on extinguishment of debt of $21.

Income tax expense: Income tax expense primarily reflects state income taxes payable in certain jurisdictions.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the nine months ended September 30, 2016 against the comparable 2015 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Total properties	234	232	209	209
# of units / beds	26,094	26,231	23,509	23,509
Tenant operating data (2)
Occupancy	85.3%	85.8%	84.6%	85.7%
Rent coverage	1.33x	1.36x	1.35x	1.36x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2015.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2016 and 2015 or the most recent prior period for which tenant operating results are made available to us.  Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified tenant operating data.  Excludes data for historical periods prior to our ownership of certain properties, as well as for properties sold during the periods presented.

Triple net leased senior living communities, all properties:

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Rental income	$198,269	$180,820	$17,449	9.6%
Property operating expenses	(833)	—	833	100.0%
Net operating income (NOI)	197,436	180,820	16,616	9.2%

Depreciation and amortization expense	(58,401)	(51,322)	7,079	13.8%
Impairment of assets	(6,583)	98	6,681	6,817.3%
Operating income	132,452	129,596	2,856	2.2%

Interest expense	(18,892)	(18,598)	294	1.6%
Loss on early extinguishment of debt	—	(6)	(6)	(100.0)%
Gain on sale of properties	4,061	—	4,061	100.0%
Net income	$117,621	$110,992	$6,629	6.0%

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

Rental income. Rental income increased primarily because of our acquisitions since January 1, 2015. Rental income also increased due to our purchases of capital improvements at certain of these communities since January 1, 2015. These increases in rental income were partially offset by our sale of six senior living communities since January 1, 2015. Rental income includes non-cash straight line rent adjustments totaling $3,184 and $2,675 for the nine months ended September 30, 2016 and 2015, respectively. Rental income increased year over year on a comparable property basis by $1,986, primarily as a result of our capital improvement purchases at certain of the 209 communities we have owned continuously since January 1, 2015 and the resulting increase in rent pursuant to the terms of the applicable leases.

Property operating expenses. Property operating expenses recorded in 2016 relate to bad debt reserves associated with the defaulted leases at two triple net leased senior living communities we acquired in 2015 which were previously leased to third party private operators.  In April and July 2016, we terminated these leases and entered into management agreements with Five Star to operate the communities for our account under a TRS structure. In connection with the termination of one of these leases, we received $2,365 in past due amounts from the guarantor under the lease.

Net operating income.  NOI increased because of the increase in rental income, partially offset by the increased property operating expenses described above.  We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily as a result of our acquisitions and funding of capital improvement purchases described above.

Impairment of assets. Impairment of assets charges recorded in 2016 relate to the write off of acquired lease intangible assets associated with the lease defaults at two communities discussed above, as well as a reduction of the carrying value of one SNF that was previously leased to Five Star and was sold during the third quarter of 2016 to its sale price less cost to sell. In the third quarter of 2015, we adjusted the carrying value of two properties that we sold during the third quarter of 2015 by $98, to their sales prices less costs to sell.
Interest expense. Interest expense relates to mortgage debts and capital leases secured by certain of these communities.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of our prepayment of three mortgage notes during the second quarter of 2015.

Gain on sale of properties. Gain on sale of properties is the result of our sale of one SNF in June 2016.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Total properties	68	65	46	46
# of units / beds	8,797	8,606	7,217	7,217
Occupancy	87.2%	87.8%	86.9%	87.4%
Average monthly rate	$4,251	$4,224	$4,340	$4,279

(1)	Consists of managed senior living communities we have owned continuously since January 1, 2015 and excludes communities classified as held for sale.

Managed senior living communities, all properties:

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Residents fees and services	$292,803	$271,061	$21,742	8.0%
Property operating expenses	(218,582)	(204,178)	14,404	7.1%
Net operating income (NOI)	74,221	66,883	7,338	11.0%

Depreciation and amortization expense	(60,905)	(41,357)	19,548	47.3%
Impairment of assets	(2,394)	—	2,394	100.0%
Operating income	10,922	25,526	(14,604)	(57.2)%

Interest expense	(7,332)	(7,285)	47	0.6%
Loss on early extinguishment of debt	(90)	(33)	57	172.7%
Net income	$3,500	$18,208	$(14,708)	(80.8)%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as fees are charged and services are provided.  Residents fees and services increased primarily due to our acquisitions and the transfer of certain other senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2015.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions and the transfer of certain other senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2015 and management fees earned by Five Star as a result of the modifications made to our management and pooling arrangements with Five Star that took effect on July 1, 2016.

Net operating income.  NOI increased because of the increases in residents fees and services, partially offset by the increased property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily as a result of our acquisitions and funding of capital improvements since January 1, 2015.

Impairment of assets. Impairment of assets charges recorded in 2016 relate to reducing the carrying value of one senior living community that is classified as held for sale as of September 30, 2016 to its estimated fair value less cost to sell.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  The slight increase in interest expense is due to our assumption of $94,786 in aggregate principal amount of mortgage debts with a weighted average annual interest rate of 4.12% in connection with our acquisitions since January 1, 2015, partially offset by our prepayment or repayment of $143,897 in aggregate principal amount of mortgage debts since January 1, 2015 with a weighted average annual interest rate of 5.94%, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of our prepayment of mortgage notes in 2016 and 2015.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2015 excluding communities classified as held for sale):

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Residents fees and services	$248,621	248,223	$398	0.2%
Property operating expenses	(185,972)	(187,214)	(1,242)	(0.7)%
Net operating income (NOI)	62,649	61,009	1,640	2.7%

Depreciation and amortization expense	(28,210)	(25,823)	2,387	9.2%
Operating income	34,439	35,186	(747)	(2.1)%

Interest expense	(4,044)	(5,532)	(1,488)	(26.9)%
Loss on early extinguishment of debt	(90)	(33)	57	172.7%
Net income	$30,305	$29,621	$684	2.3%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as fees are charged and services are provided.  Residents fees and services increased slightly year over year on a comparable property basis primarily because of an increase in average monthly rates of approximately 1.4% at the 46 communities we have owned continuously since January 1, 2015, partially offset by a decrease in occupancy.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities.  Property operating expenses decreased during the first nine months of 2016 compared to the first nine months of 2015 primarily due to decreased salaries and benefit costs of property level personnel, partially offset by an increase in management fees earned by Five Star as a result of the modifications made to our management and pooling arrangements with Five Star that took effect July 1, 2016.

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

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. The increase in depreciation and amortization expense results from our funding of capital improvements since January 1, 2015.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  Interest expense decreased as a result of our prepayment or repayment of $143,897 in aggregate principal amount of mortgage debts since January 1, 2015 with a weighted average annual interest rate of 5.94%, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of our prepayment of mortgage notes in 2016 and 2015.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Total properties	119	121	93	93
Total buildings	145	145	117	117
Total square feet (2)	11,401	11,315	8,872	8,870
Occupancy (3)	95.9%	96.0%	95.4%	95.0%

(1)	Consists of MOBs we have owned continuously since January 1, 2015 and excludes properties classified as held for sale.

(2)	Prior periods exclude space remeasurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Rental income	$278,964	$265,664	$13,300	5.0%
Property operating expenses	(79,361)	(72,135)	7,226	10.0%
Net operating income (NOI)	199,603	193,529	6,074	3.1%

Depreciation and amortization expense	(92,788)	(90,711)	2,077	2.3%
Impairment of assets	(7,953)	—	7,953	100.0%
Operating income	98,862	102,818	(3,956)	(3.8)%

Interest expense	(7,398)	(5,232)	2,166	41.4%
Income from continuing operations	91,464	97,586	(6,122)	(6.3)%
Discontinued operations:
Loss from discontinued operations	—	(350)	(350)	(100.0)%
Impairment of assets from discontinued operations	—	(602)	(602)	(100.0)%
Net income	$91,464	$96,634	$(5,170)	(5.4)%

Rental income. Rental income increased primarily because of our acquisitions since January 1, 2015, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $10,002 and $10,651 and net amortization of approximately $3,629 and $3,296 of above and below market lease adjustments for the nine months ended September 30, 2016 and 2015, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased primarily because of our acquisitions since January 1, 2015, as well as certain changes at our comparable MOB properties discussed below.

Net operating income.  NOI increased because of the increases in rental income, partially offset by the increased property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily because of our acquisitions and funding of capital expenditures since January 1, 2015.

Impairment of assets. Impairment of assets for the nine months ended September 30, 2016 relates to reducing the carrying value of five MOBs (five buildings) and one land parcel to their estimated sales prices less costs to sell or estimated fair values less costs to sell. As of September 30, 2016, one MOB (one building) was classified as held for sale.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.53%, partially offset by our prepayment of $70,000 in aggregate principal amount of mortgage debts since January 1, 2015 with a weighted average annual interest rate of 5.39%, as well as the regularly scheduled amortization of our mortgage debts.

Impairment of assets and loss from discontinued operations. Impairment of assets and loss from discontinued operations for the nine months ended September 30, 2015 relate to one MOB (four buildings) which we sold in April 2015.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2015 excluding properties classified as held for sale):

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Rental income	$240,441	234,791	$5,650	2.4%
Property operating expenses	(71,903)	(67,443)	4,460	6.6%
Net operating income (NOI)	168,538	167,348	1,190	0.7%

Depreciation and amortization expense	(76,213)	(76,408)	(195)	(0.3)%
Operating income	92,325	90,940	1,385	1.5%

Interest expense	(6,848)	(4,479)	2,369	52.9%
Net income	$85,477	$86,461	$(984)	(1.1)%

Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses and increased net leasing activity at certain of these properties. Rental income includes non-cash straight line rent adjustments totaling $7,855 and $8,867 and net amortization of approximately $3,339 and $3,134 of above and below market lease adjustments for the nine months ended September 30, 2016 and 2015, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expense increased primarily because of increases in real estate taxes and salaries and benefit costs of property level personnel at certain of these properties and other direct costs of operating these properties, partially offset by decreased landscaping, snow removal and utility expense at certain of these properties during the first nine months of 2016 compared to the first nine months of 2015.

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

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.53%, partially offset by our prepayment of $52,000 in aggregate principal amount of mortgage debts since January 1, 2015 with a weighted average annual interest rate of 5.64% as well as the regularly scheduled amortization of our mortgage debts.

All other operations (1):

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Rental income	$13,689	$13,709	$(20)	(0.1)%

Expenses:
Depreciation and amortization expense	(2,844)	(2,844)	—	—
General and administrative	(34,931)	(32,563)	2,368	7.3%
Acquisition and certain other transaction related costs	(1,443)	(6,517)	(5,074)	(77.9)%
Total expenses	(39,218)	(41,924)	(2,706)	(6.5)%
Operating loss	(25,529)	(28,215)	(2,686)	(9.5)%

Dividend income	1,449	—	1,449	100.0%
Interest and other income	330	274	56	20.4%
Interest expense	(90,215)	(81,723)	8,492	10.4%
Loss on early extinguishment of debt	—	(1,430)	(1,430)	(100.0)%
Loss before income tax expense and equity in earnings of an investee	(113,965)	(111,094)	2,871	2.6%
Income tax expense	(318)	(385)	(67)	(17.4)%
Equity in earnings of an investee	107	70	37	52.9%
Net loss	$(114,176)	$(111,409)	$2,767	2.5%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent totaling approximately $412 for each of the nine months ended September 30, 2016 and 2015. Rental income also includes net amortization of approximately $166 of acquired real estate leases and obligations for each of the nine months ended September 30, 2016 and 2015.

Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or other capital expenditures in this segment since January 1, 2015. We generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our Trustees, fees paid to RMR LLC under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased primarily due to our acquisitions since January 1, 2015 as well as increased equity compensation expense resulting from an increase in the trading price of our common shares.

Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs represent legal and professional fees, including due diligence costs, incurred in connection with our acquisition and disposition activities during the nine months ended September 30, 2016 and 2015. Acquisition and certain other transaction related costs decreased during the nine months ended September 30, 2016 due to a decrease in acquisition activity during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Dividend income. Dividend income recognized for the nine months ended September 30, 2016 is a result of cash dividends we received during 2016 from our investment in RMR Inc. shares for the period from December 14, 2015 through June 30, 2016.

Interest and other income.  The increase in interest and other income is primarily due to increased investable cash on hand during the first nine months of 2016 compared to the first nine months of 2015.

Interest expense.  Interest expense increased due to our borrowing a $200,000 term loan in September 2015 at an interest rate of LIBOR plus a premium of 180 basis points, as well as our issuance of $250,000 of 6.25% senior unsecured notes due

2046 in February 2016. These increases were partially offset by our November 2015 prepayment of our $250,000 of 4.30% senior unsecured notes due 2016 and decreased borrowings under our revolving credit facility during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Loss on extinguishment of debt. In December 2014, we entered into an agreement to acquire 38 senior living communities. Simultaneous with entering this agreement, we obtained a bridge loan commitment for $700,000. In February 2015, we terminated the bridge loan commitment and we recognized a loss of $1,409 on early extinguishment of debt in the first quarter of 2015 in connection with that termination. In September 2015, we amended our revolving credit facility, which resulted in a loss on early extinguishment of debt of $21.

Income tax expense: Income tax expense primarily reflects state income taxes payable in certain jurisdictions.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three and nine months ended September 30, 2016 and 2015.  These measures should be considered in conjunction with net income and operating income as presented in our condensed consolidated statements of comprehensive income.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or operating income as an indicator of our operating performance or as a measure of our liquidity. Other real estate companies and REITs may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will ultimately be payable when all contingencies for determining any such fees are determined at the end of the calendar year, and we exclude acquisition and certain other transaction related costs such as legal and professional fees associated with our acquisition and disposition activities and gains and losses on early extinguishment of debt, if any. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income and operating income. We believe that FFO and Normalized FFO provide useful information to investors, because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2016 and 2015 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO, Normalized FFO and net income per share for these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$27,903	$38,249	$98,409	$114,425
Depreciation and amortization expense	72,344	70,016	214,938	186,234
Gain on sale of properties	—	—	(4,061)	—
Impairment of assets from continuing operations	4,578	(98)	16,930	(98)
Impairment of assets from discontinued operations	—	—	—	602
FFO	104,825	108,167	326,216	301,163
Acquisition and certain other transaction related costs	824	742	1,443	6,517
Loss on early extinguishment of debt	84	21	90	1,469
Normalized FFO (1)	$105,733	$108,930	$327,749	$309,149

Weighted average shares outstanding (basic)	237,347	237,263	237,329	231,454
Weighted average shares outstanding (diluted)	237,396	237,293	237,369	231,486

Net income per share (basic and diluted)	$0.12	$0.16	$0.41	$0.49
FFO per share (basic and diluted)	$0.44	$0.46	$1.37	$1.30
Normalized FFO per share (basic and diluted)	$0.45	$0.46	$1.38	$1.34
Distributions declared per share	$0.39	$0.39	$1.17	$1.17

(1)
Effective as of the quarter ended June 30, 2016, we changed the calculation of Normalized FFO to no longer include adjustments for estimated percentage rent. Historically, when calculating Normalized FFO, we estimated an amount of percentage rental income for each of the first three quarters of the year and then, in the fourth quarter, excluded the amounts that had been included in the first three quarters.  In calculating net income in accordance with GAAP, we recognize percentage rental income for the full year in the fourth quarter, which is when all contingencies are met and the income is earned.  Normalized FFO for historical periods has been restated to be comparable with the current period calculation.

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

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of our consolidated NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Reconciliation of NOI to Net Income:
Triple net leased communities NOI	$66,473	$64,222	$197,436	$180,820
Managed communities NOI	23,717	24,429	74,221	66,883
MOB NOI	65,867	65,128	199,603	193,529
All other operations NOI	4,579	4,569	13,689	13,709
Total NOI	160,636	158,348	484,949	454,941
Depreciation and amortization expense	(72,344)	(70,016)	(214,938)	(186,234)
General and administrative expense	(12,107)	(10,316)	(34,931)	(32,563)
Acquisition and certain other transaction related costs	(824)	(742)	(1,443)	(6,517)
Impairment of assets	(4,578)	98	(16,930)	98
Operating income	70,783	77,372	216,707	229,725

Dividend income	659	—	1,449	—
Interest and other income	89	57	330	274
Interest expense	(43,438)	(38,989)	(123,837)	(112,838)
Loss on early extinguishment of debt	(84)	(21)	(90)	(1,469)
Income from continuing operations before income tax expense and equity in earnings of an investee	28,009	38,419	94,559	115,692
Income tax expense	(119)	(146)	(318)	(385)
Equity in earnings of an investee	13	(24)	107	70
Income from continuing operations	27,903	38,249	94,348	115,377
Loss from discontinued operations	—	—	—	(350)
Impairment of assets from discontinued operations	—	—	—	(602)
Income before gain on sale of assets	27,903	38,249	94,348	114,425
Gain on sale of assets	—	—	4,061	—
Net income	$27,903	$38,249	$98,409	$114,425

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds to meet operating and capital expenses and debt service obligations and to pay distributions on our common shares are rental income revenues from our leased properties, residents fees and services revenues from our managed communities and borrowings under our revolving credit facility. We believe that these sources will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

•	our ability to maintain or increase the occupancy of, and the rental rates at, our properties;

•	our ability to control operating expenses at our properties;

•	our managers’ ability to operate our managed senior living communities so as to maintain or increase our returns; and

•	our ability to purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 were as follows: (i) cash provided by operating activities increased to $342.4 million in 2016 from $320.8 million in 2015; (ii) cash used for investing activities decreased to $(231.8)

million in 2016 from $(1.2) billion in 2015; and (iii) cash flows (used for) provided by financing activities decreased to $(107.5) million used in 2016 from $909.0 million provided in 2015.

The increase in cash provided by operating activities for the nine months ended September 30, 2016 compared to the prior year was primarily a result of additional operating income from acquisitions during 2016 as well as working capital changes in 2016, including prepaid expenses, prepaid rent and various accrued expenses and liabilities. Cash used for investing activities decreased in 2016 primarily due to higher acquisition activity in the first nine months of 2015 than in the first nine months of 2016 and higher proceeds from the sale of properties during the nine months ended September 30, 2016, partially offset by increased funding for real estate improvements during the 2016 period. The decrease in cash (used for) provided by financing activities for the nine months ended September 30, 2016 compared to the prior year was due primarily to (i) proceeds of $659.5 million from our issuance of common shares in 2015, (ii) increased aggregate distributions to shareholders in 2016 due to additional common shares outstanding and (iii) net repayments of borrowings under our revolving credit facility in 2016 compared to borrowings under our revolving credit facility in the prior year, partially offset by our issuance of $250.0 million senior unsecured notes and $620.0 million of secured mortgage debt in 2016.

Our Investment and Financing Liquidity and Resources

As of September 30, 2016, we had $40.8 million of cash and cash equivalents and $785.0 million available to borrow under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe these funding sources will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our need or desire to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, our revolving credit facility includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1.5 billion in certain circumstances. We pay interest on borrowings under our revolving credit facility at a rate of LIBOR plus a premium, which was 130 basis points per annum as of September 30, 2016. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2016, the annual interest rate required on borrowings under our revolving credit facility was 1.8%. As of September 30, 2016 and November 3, 2016, we had $215.0 million and $265.0 million outstanding under our revolving credit facility, respectively.

When significant amounts are outstanding under our revolving credit facility or as the maturity dates of our revolving credit facility, term loans, senior unsecured notes and mortgage debts approach, we intend to explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt, selling certain properties and issuing new equity securities. In addition, we may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also assume mortgage debts in connection with our acquisitions of properties or place new mortgages on properties we own.

We have a $350.0 million unsecured term loan that matures on January 15, 2020, and is prepayable without penalty, at any time.  In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2016, the annual interest rate payable for amounts outstanding under this term loan was 1.9%.

We also have a $200.0 million unsecured term loan that matures on September 28, 2022, and is prepayable without penalty beginning September 29, 2017. In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 180 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of September 30, 2016, the annual interest rate payable for amounts outstanding under this term loan was 2.3%.

In July 2016, we entered into loan agreements and obtained an aggregate $620.0 million secured debt financing that matures in August 2026.  These loans are secured by one MOB (two buildings) located in Massachusetts and require interest at a weighted average fixed annual interest rate of 3.53%. We used the net proceeds from these loans to repay, in part, the then outstanding amount under our revolving credit facility and for general business purposes.

In February 2016, we issued $250.0 million of 6.25% senior unsecured notes due 2046, raising net proceeds of approximately $241.4 million after underwriting discounts and expenses. We used the net proceeds of this offering to repay, in part, the then outstanding amount under our revolving credit facility and for general business purposes.

In January 2016, we prepaid, at par plus accrued interest, a $6.1 million note secured by one of our properties with a maturity date in April 2016 and an annual interest rate of 5.97%. In April 2016, we prepaid, at par plus accrued interest, an $18 million mortgage note secured by one of our properties with a maturity date in July 2016 and an annual interest rate of 4.65%. In July 2016, we prepaid, at par plus accrued interest, an $11.9 million mortgage note secured by one of our properties with a maturity date in November 2016 and an annual interest rate of 6.25%. In September 2016, we prepaid, at par plus accrued interest, mortgage notes secured by two of our properties with an aggregate principal balance of approximately $80.0 million, maturity dates in November 2016 and a weighted average annual interest rate of 5.92%. In October 2016, we prepaid, at par plus prepayment premiums and accrued interest, mortgage notes secured by eight of our properties with an aggregate principal balance of approximately $42.5 million, maturity dates in May 2017 and a weighted average annual interest rate of 6.54%. Also in October 2016, we gave notice of our intention to prepay, at par plus accrued interest, one mortgage note secured by one of our properties with an outstanding principal balance of approximately $5.4 million, a maturity date in March 2017 and an annual interest rate of 5.86%; we expect to make this prepayment in December 2016.

In February 2016, we acquired one MOB (three buildings) in Minnesota with approximately 128,000 square feet for a purchase price of approximately $22.7 million, excluding closing costs. .

In May 2016, we acquired one senior living community located in Georgia with 38 living units for a purchase price of approximately $8.4 million, excluding closing costs. We acquired this community using a TRS structure, and entered into a management agreement with Five Star to manage this community for our account.  Also in May 2016, we acquired one MOB (one building) located in Florida with approximately 166,000 square feet for a purchase price of approximately $45.0 million, excluding closing costs.

In June 2016, we acquired seven senior living communities located in four states with 545 living units from Five Star for approximately $112.4 million, excluding closing costs, and simultaneously entered into a new long term master lease with Five Star for those communities. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this sale and leaseback transaction with Five Star.

In October 2016, we acquired one MOB (one building) located in Ohio with approximately 96,000 square feet for approximately $18.5 million, excluding closing costs.

We funded the foregoing acquisitions with cash on hand and borrowings under our revolving credit facility.

In September 2016, we entered into an agreement to acquire two senior living communities with a combined 126 living units located in Illinois for approximately $18.6 million, excluding closing costs. We expect to acquire these communities in the fourth quarter of 2016. If these communities are acquired, we expect to lease these communities to Five Star under one of our existing master leases with Five Star. These acquisitions are subject to various conditions; accordingly, we cannot be sure that we will complete these acquisitions and that we will lease them to Five Star, that the acquisitions and lease arrangements will not be delayed or that the terms will not change. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leasing arrangements with Five Star.

In October 2016, Five Star agreed to manage four senior living communities we own with approximately 350 living units. Five Star will manage these senior living communities pursuant to management agreements that will be added to an existing or new pooling agreement with terms consistent with the AL Management Agreements that became effective from and after May 2015 as described above. Five Star's assumption of the management of these communities is subject to conditions and we cannot be sure that those conditions will be satisfied.

In March 2016, we sold a land parcel that was previously classified as held for sale for approximately $0.7 million, excluding closing costs. In June 2016, we sold one triple net leased senior living community that was previously classified as held for sale for approximately $9.1 million, excluding closing costs. We recognized a gain on sale of approximately $4.1 million during the third quarter of 2016 related to the sale of that senior living community. In July 2016, we sold four MOBs (four buildings) that were previously classified as held for sale at September 30, 2016 for approximately $20.2 million, excluding closing costs. In September 2016, we sold one senior living community previously leased to Five Star for approximately $0.2 million, excluding closing costs.

We have one MOB and one former memory care building at a managed senior living community classified as held for sale as of September 30, 2016.

During the three and nine months ended September 30, 2016, we invested $5.3 million and $21.4 million, respectively, of revenue producing capital improvements at certain of our triple net leased senior living communities, and, as a result, annual rent payable to us increased by approximately $0.4 million and $1.7 million, respectively, pursuant to the terms of certain of our leases. We used cash on hand to fund these purchases.

During the three and nine months ended September 30, 2016 and 2015, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
MOB tenant improvements (1)	$2,652	$2,568	$4,784	$6,373
MOB leasing costs (2)	1,220	1,046	3,042	4,528
MOB building improvements (3)	3,816	2,263	10,552	4,082
Managed senior living communities capital improvements	4,542	3,054	10,790	7,986
Development, redevelopment and other activities (4)	7,362	5,278	24,668	15,146
Total capital expenditures	$19,592	$14,209	$53,836	$38,115

(1)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	MOB building improvements generally include capital expenditures to replace obsolete building components and capital expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of acquisition of a property and incurred within a short period thereafter; and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

During the three months ended September 30, 2016, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New
	Leases	Renewals	Total
Square feet leased during the quarter	54	139	193
Total leasing costs and concession commitments (1)	$2,261	$2,709	$4,970
Total leasing costs and concession commitments per square foot (1)	$42.26	$19.53	$25.85
Weighted average lease term (years) (2)	7.6	6.8	7.0
Total leasing costs and concession commitments per square foot per year (1)	$5.56	$2.89	$3.72

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of September 30, 2016, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility. As of September 30, 2016, we have estimated unspent leasing related obligations of approximately $31.1 million.

On February 23, 2016, we paid a regular quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders for the quarter ended December 31, 2015. On May 19, 2016, we paid a regular quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders for the quarter ended March 31, 2016. On August 18, 2016, we paid a regular quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders of record on July 22, 2016 for the quarter ended June 30, 2016. We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On October 11, 2016, we declared a regular quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders of record on October 21, 2016 for the quarter ended September 30, 2016. We expect to pay this distribution to shareholders on or about November 17, 2016 using cash on hand and borrowings under our revolving credit facility.

We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. Our ability to complete and the costs of our future debt and equity transactions depend primarily upon market conditions and our credit ratings. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition additional properties primarily for income and secondarily for appreciation potential; however, we cannot be sure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete any acquisitions. We expect to periodically identify properties for sale based on future changes in market conditions, changes in property performance, our expectation regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

Off Balance Sheet Arrangements

As of September 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at September 30, 2016 were: (1) outstanding borrowings under our $1.0 billion revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (f) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount term loan due 2020; (4) our $200.0 million principal amount term loan due 2022; and (5) $1.2 billion aggregate principal amount of mortgage notes secured by 52 of our properties (54 buildings) with maturity dates between 2017 and 2043. We also have two properties encumbered by capital leases with lease obligations totaling $11.6 million at September 30, 2016; the capital leases expire in 2026. We had $215.0 million outstanding under our revolving credit facility as of September 30, 2016. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contains covenants which restrict our ability to make distributions in certain circumstances. As of September 30, 2016, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.

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

Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC and others related to them. For example, Five Star is our former subsidiary, our largest tenant and a manager of certain of our senior living communities and we are currently Five Star’s largest stockholder. Also, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements; RMR Inc. is the managing member of RMR LLC and we own shares of class A common stock of RMR Inc.; and the controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees and ABP Trust also owns an equity interest in RMR LLC. In addition, we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC. For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, our Current Reports on Form 8-K dated June 29, 2016 and October 2, 2016, and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including RMR LLC and companies to which RMR LLC or its affiliates provide management services.

Impact of Government Reimbursement

For the nine months ended September 30, 2016, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own and our tenants and managers operate facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.

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

On July 29, 2016, the Centers for Medicare and Medicaid Services, or CMS, adopted a final rule updating Medicare payments to SNFs for federal fiscal year 2017, which CMS estimates will increase payments to SNFs by an aggregate of 2.4% compared to payments in federal fiscal year 2016. Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012, Medicare payment rates are expected to be lower for federal fiscal year 2017 than they were in federal fiscal year 2011. The final rule also includes regulations to implement the SNF quality reporting program beginning in federal fiscal year 2018 and the SNF value-based purchasing program beginning in federal fiscal year 2019.  The SNF quality reporting program will subject SNFs that fail to timely comply with the reporting requirements to a 2.0% reduction in their annual updated Medicare payment rates as required by the Improving Medicare Post-Acute Transformation Act of 2014, or the IMPACT Act.  The SNF value-based purchasing program will provide incentive payments to SNFs for quality and efficiency, as required by the Protecting Access to Medicare Act of 2014.

On September 28, 2016, CMS issued a final rule to update the requirements for long term care facilities that participate in Medicare and Medicaid, including the SNFs our tenants and managers operate. The final rule, which is effective beginning on November 28, 2016, institutes a broad range of new requirements, some of which stem from statutory modifications under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, and the IMPACT Act. The requirements under the final rule largely match those set forth in the proposed rule, which was released by CMS on July 13, 2015. These requirements will increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, including the SNFs our tenants and managers operate. Specifically, CMS now estimates in the final rule that the cost of complying with all of the new requirements per facility would be approximately $62,900 in the first year, and approximately $55,000 each year thereafter. However, we believe new requirements often cost considerably more than CMS estimates.

On October 14, 2016, CMS issued a final rule to implement the Merit-Based Incentive System, or MIPS, and Advanced Alternative Payment Models, or APMs, which together CMS calls the Quality Payment Program.  These reforms were mandated under the Medicare Access and CHIP Reauthorization Act and replace the Sustainable Growth Rate methodology for updates to the Medicare Physician Fee Schedule, or MPFS.  Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments.  MIPS is a new Medicare program that combines certain parts of existing quality and incentive programs into a single program that addresses quality, resource use, clinical practice activities and meaningful use of electronic health records.  APMs are innovative models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries which draw on existing programs, such as the bundled payment and shared savings models.  Our tenants’, our managers’ and our Medicare Part B outpatient therapy revenue rates and revenues of some of our MOB tenants are tied to the MPFS and may be affected by these regulatory changes.

For more information regarding the government healthcare funding and regulation of our business, please see the section captioned “Business-Government Regulation and Reimbursement” in our Annual Report and the section captioned “Impact of Government Reimbursement” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

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

Fixed Rate Debt

At September 30, 2016, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages	620,000	3.53%	21,886	2026	Monthly
Mortgage	280,718	6.71%	18,836	2019	Monthly
Mortgages	70,490	4.47%	3,151	2018	Monthly
Mortgages	44,684	3.79%	1,694	2019	Monthly
Mortgages (2)	42,645	6.54%	2,789	2017	Monthly
Mortgage	14,434	6.28%	906	2022	Monthly
Mortgages	12,825	6.31%	809	2018	Monthly
Mortgages	12,111	6.24%	756	2018	Monthly
Mortgage	11,643	4.85%	565	2022	Monthly
Mortgage	10,707	6.15%	658	2017	Monthly
Mortgage	8,925	5.95%	531	2038	Monthly
Mortgage	8,754	6.73%	589	2018	Monthly
Mortgage	6,598	4.69%	309	2019	Monthly
Mortgage (3)	5,446	5.86%	319	2017	Monthly
Mortgage	4,449	4.38%	195	2043	Monthly
Mortgages	3,254	7.49%	244	2022	Monthly
Mortgage	3,164	6.25%	198	2033	Monthly
	$2,910,847		$148,390

(1)
The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(2)	We prepaid these mortgage notes in October 2016.

(3)	In October 2016, we gave notice of our intention to prepay, at par plus accrued interest, this mortgage note; we expect to make this prepayment in December 2016.

No principal repayments are due under our unsecured notes until maturity. Our mortgage debts require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.

If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $29.1 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2016, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $66.0 million.

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

Floating Rate Debt

At September 30, 2016, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had $215.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan.  Our revolving credit facility matures in January 2018, and, subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2019.  No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan is prepayable without penalty at any time. Our $200.0 million term loan is prepayable without penalty beginning September 29, 2017.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2016 (dollars in thousands):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	per Share Impact (2)
At September 30, 2016	1.98%	$765,000	$15,147	$(0.06)
100 basis point increase	2.98%	$765,000	$22,797	$(0.10)

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of September 30, 2016.

(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended September 30, 2016.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2016 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	per Share Impact (2)
At September 30, 2016	1.86%	$1,550,000	$28,830	$(0.12)
100 basis point increase	2.86%	$1,550,000	$44,330	$(0.19)

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of September 30, 2016.

(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended September 30, 2016.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

•
OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS OUR LARGEST TENANT AND WHICH MANAGES CERTAIN OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY AND THE ABILITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR SENIOR LIVING COMMUNITIES SUCCESSFULLY, AND

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

FOR EXAMPLE:

•
FIVE STAR IS OUR LARGEST TENANT AND MANAGES CERTAIN OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT AND IT MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•
CHANGES IN MEDICARE OR MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED MEDICARE OR MEDICAID RATES OR A FAILURE OF SUCH RATES TO COVER FIVE STAR’S COSTS,

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

•
WE MAY ENTER INTO ADDITIONAL LEASE OR MANAGEMENT ARRANGEMENTS WITH FIVE STAR FOR ADDITIONAL SENIOR LIVING COMMUNITIES THAT WE OWN OR MAY ACQUIRE IN THE FUTURE OR OTHER TRANSACTIONS WITH FIVE STAR. HOWEVER, WE CANNOT BE SURE THAT WE AND FIVE STAR WILL ENTER INTO ANY ADDITIONAL LEASES, MANAGEMENT ARRANGEMENTS OR OTHER TRANSACTIONS,

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

•
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUES ARE DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES IN THE FUTURE AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS AND OUR BECOMING MORE DEPENDENT ON GOVERNMENT PAYMENTS,

•
IN RECENT YEARS ECONOMIC INDICATORS REFLECT AN IMPROVING HOUSING MARKET AND MANY OF THE SERVICES OUR SENIOR LIVING COMMUNITY TENANTS AND MANAGERS PROVIDE ARE NEEDS DRIVEN.  THESE FACTORS MAY IMPLY THAT ECONOMIC CONDITIONS WILL IMPROVE AND THAT THOSE TENANTS’ AND MANAGERS’ AND OUR REVENUES AND PROFITABILITY WILL IMPROVE.  HOWEVER, WE CANNOT BE SURE THAT GENERAL ECONOMIC CONDITIONS WILL IMPROVE, THAT

THERE EXISTS ANY PENT UP DEMAND FOR THOSE SERVICES OR THAT, EVEN IF THERE IS SUCH DEMAND, THAT OUR TENANTS AND MANAGERS WOULD BE SUCCESSFUL IN ATTRACTING SUCH DEMAND, OR THAT OUR TENANTS’ OR MANAGERS' OR OUR REVENUES AND PROFITS WILL IMPROVE. FURTHER, SOME ECONOMIC INDICATORS MAY INDICATE DECLINING ECONOMIC ACTIVITY, WHICH COULD BE HARMFUL TO OUR TENANTS’, MANAGERS’ AND OUR BUSINESSES AND CAUSE THEM OR US TO EXPERIENCE CONTINUING LOSSES,

•	WE MAY NOT BE ABLE TO SELL OUR ASSETS CLASSIFIED AS HELD FOR SALE ON TERMS ACCEPTABLE TO US OR OTHERWISE,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING FIVE STAR, RMR LLC, RMR INC., ABP TRUST, AIC, D&R YONKERS LLC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•
THIS QUARTERLY REPORT STATES THAT THE TERMS OF THE TRANSACTION DOCUMENTS WITH FIVE STAR AND OF THE CONSENT AGREEMENT WITH ABP TRUST AND OTHERS WERE NEGOTIATED AND APPROVED BY SPECIAL COMMITTEES OF OUR BOARD OF TRUSTEES COMPOSED SOLELY OF OUR INDEPENDENT TRUSTEES.  AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THE TERMS OF THE TRANSACTION DOCUMENTS AND OF THE CONSENT AGREEMENT ARE EQUIVALENT TO THOSE THAT COULD BE OBTAINED IN “ARM’S LENGTH” NEGOTIATIONS BETWEEN UNRELATED PARTIES.  WE AND FIVE STAR ARE RELATED BECAUSE, AMONG OTHER THINGS, FIVE STAR IS OUR LARGEST TENANT AND WE ARE CURRENTLY FIVE STAR’S LARGEST STOCKHOLDER. WE AND ABP TRUST ARE RELATED BECAUSE, AMONG OTHER THINGS, ABP TRUST IS THE INDIRECT CONTROLLING SHAREHOLDER OF OUR MANAGER, RMR LLC, AND IS OWNED BY OUR MANAGING TRUSTEES.  ACCORDINGLY, THE TERMS OF THE TRANSACTION DOCUMENTS AND THE CONSENT AGREEMENT DESCRIBED HEREIN MAY NOT BE EQUIVALENT TO THOSE THAT COULD BE OBTAINED IN “ARM’S LENGTH” NEGOTIATIONS BETWEEN UNRELATED PARTIES.

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

•
THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS.

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

PART II.   Other Information

Item 1A. Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities.  The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2016:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be Purchased
Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Announced Plans or Programs	Under the Plans or Programs
September 2016	17,667	$23.53	—	$—
Total	17,667	$23.53	—	$—

(1)    During September 2016, all common share purchases were made to satisfy certain of RMR LLC employees’ tax withholding and payment obligations in connection with the vesting of awards of our common shares.  We repurchased these shares at their fair market value based upon the trading price of our common shares on the repurchase date.

Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-15319.)
3.3	Articles Supplementary, dated April 17, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 17, 2014.)
3.4	Amended and Restated Bylaws of the Company, adopted September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2016.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
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

10.1	Form of Share Award Agreement. (Filed herewith.)
10.2
Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 29, 2016, among certain subsidiaries of the Company, as landlord, and certain subsidiaries of Five Star Quality Care, Inc., as tenant. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Consent Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)

99.2	Letter Agreement dated October 28, 2016 between the Company and Five Star Quality Care, Inc. (Filed herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

Dated: November 4, 2016

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: November 4, 2016