Form 10-K
period 2016-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2017-02-27
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1‑15319
SENIOR HOUSING PROPERTIES TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland	04‑3445278
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts	02458‑1634
(Address of Principal Executive Offices)	(Zip Code)
617‑796‑8350
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	The NASDAQ Stock Market LLC
5.625% Senior Notes due 2042	The NASDAQ Stock Market LLC
6.25% Senior Notes due 2046	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $4.9 billion based on the $20.83 closing price per common share on the New York Stock Exchange on June 30, 2016. For purposes of this calculation, an aggregate of 3,162,166 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 24, 2017: 237,544,479.
References in this Annual Report on Form 10-K to the Company, SNH, we, us or our mean Senior Housing Properties Trust and its consolidated subsidiaries, unless the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2016.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10‑K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” , "WILL", "MAY" AND     NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•	OUR BELIEF THAT THE AGING U.S. POPULATION WILL INCREASE THE DEMAND FOR EXISTING SENIOR LIVING COMMUNITIES,

•
OUR BELIEF THAT FIVE STAR QUALITY CARE, INC., OR FIVE STAR, OUR FORMER SUBSIDIARY AND LARGEST TENANT AND THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY AND THE ABILITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR SENIOR LIVING COMMUNITIES SUCCESSFULLY, AND

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

•
THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, AS AMENDED BY THE HEALTH CARE AND EDUCATION RECONCILIATION ACT, OR COLLECTIVELY, THE ACA, INCLUDING CURRENT PROPOSALS TO REPEAL AND REPLACE THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGERS AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

•
ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, FIVE STAR, THE RMR GROUP LLC, OR RMR LLC, RMR INC., AIC, D&R YONKERS LLC, SELECT INCOME REIT, OR SIR, AND OTHERS AFFILIATED WITH THEM,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•	FIVE STAR IS OUR LARGEST TENANT AND THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES AND IT MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

◦
CHANGES IN MEDICARE OR MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE ACA, INCLUDING CURRENT PROPOSALS TO REPEAL AND REPLACE THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED MEDICARE OR MEDICAID RATES OR A FAILURE OF SUCH RATES TO COVER FIVE STAR’S COSTS OR LIMIT THE SCOPE OR FUNDING OF EITHER OR BOTH PROGRAMS,

◦	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON FIVE STAR AND ITS RESIDENTS AND OTHER CUSTOMERS,

◦	COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,

◦	INCREASES IN INSURANCE AND TORT LIABILITY AND OTHER COSTS, AND

◦	INCREASES IN FIVE STAR’S LABOR COSTS OR IN COSTS FIVE STAR PAYS FOR GOODS AND SERVICES.

•	IF FIVE STAR’S OPERATIONS CONTINUE TO BE UNPROFITABLE, IT MAY DEFAULT IN ITS RENT OBLIGATIONS TO US OR WE MAY REALIZE REDUCED INCOME FROM OUR MANAGED SENIOR LIVING COMMUNITIES,

•	IF FIVE STAR FAILS TO PROVIDE QUALITY SERVICES AT SENIOR LIVING COMMUNITIES THAT WE OWN, OUR INCOME FROM THESE COMMUNITIES MAY BE ADVERSELY AFFECTED,

•	OUR OTHER TENANTS MAY EXPERIENCE LOSSES AND DEFAULT IN THEIR RENT OBLIGATIONS TO US,

•	SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

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

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND ARRANGE FOR THEIR PROFITABLE OPERATION OR LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES,

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•
CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES AND ANY RELATED LEASES OR MANAGEMENT ARRANGEMENTS WE MAY EXPECT TO ENTER INTO MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
WE MAY ENTER INTO ADDITIONAL LEASE OR MANAGEMENT ARRANGEMENTS WITH FIVE STAR FOR ADDITIONAL SENIOR LIVING COMMUNITIES THAT WE OWN OR MAY ACQUIRE IN THE FUTURE OR WE MAY ENTER INTO OTHER TRANSACTIONS WITH FIVE STAR. HOWEVER, WE CANNOT BE SURE THAT WE WILL ENTER INTO ANY ADDITIONAL LEASES, MANAGEMENT ARRANGEMENTS OR OTHER TRANSACTIONS WITH FIVE STAR,

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

•
FOR THE YEAR ENDED DECEMBER 31, 2016, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUES ARE DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES IN THE FUTURE AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS AND OUR BECOMING MORE DEPENDENT ON GOVERNMENT PAYMENTS,

•
CIRCUMSTANCES THAT ADVERSELY AFFECT THE ABILITY OF SENIORS OR THEIR FAMILIES TO PAY FOR OUR TENANTS' AND MANAGERS' SERVICES, SUCH AS ECONOMIC DOWNTURNS, SOFTNESS IN THE U.S. HOUSING MARKET, HIGHER LEVELS OF UNEMPLOYMENT AMONG RESIDENT FAMILY MEMBERS, LOWER LEVELS OF CONSUMER CONFIDENCE, STOCK MARKET VOLATILITY AND/OR CHANGES IN DEMOGRAPHICS GENERALLY COULD AFFECT THE PROFITABILITY OF OUR MANAGED SENIOR LIVING COMMUNITIES,

•	WE MAY NOT BE ABLE TO SELL PROPERTIES THAT WE MAY CLASSIFY AS HELD FOR SALE ON TERMS ACCEPTABLE TO US OR OTHERWISE,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING FIVE STAR, RMR LLC, RMR INC., ABP TRUST, AIC, D&R YONKERS LLC, SIR AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•
OUR SENIOR LIVING COMMUNITIES ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, LICENSURE AND OVERSIGHT. WE SOMETIMES EXPERIENCE DEFICIENCIES IN THE OPERATION OF OUR SENIOR LIVING COMMUNITIES AND SOME OF OUR COMMUNITIES MAY BE PROHIBITED FROM ADMITTING NEW RESIDENTS OR OUR LICENSE TO CONTINUE OPERATIONS AT A COMMUNITY MAY BE REVOKED. ALSO, OPERATING DEFICIENCIES OR A LICENSE REVOCATION AT ONE OR MORE OF OUR SENIOR LIVING COMMUNITIES MAY HAVE AN ADVERSE IMPACT ON OUR ABILITY TO OBTAIN LICENSES FOR OR ATTRACT RESIDENTS TO OUR OTHER COMMUNITIES, AND

•
THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NEW LEGISLATION OR REGULATIONS AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGERS, CHANGES IN OUR TENANTS’ OR MANAGERS’ REVENUES OR COSTS, CHANGES IN OUR TENANTS’ OR MANAGERS’ FINANCIAL CONDITIONS, DEFICIENCIES IN OPERATIONS BY THE TENANTS OR MANAGERS OF OUR SENIOR LIVING COMMUNITIES, CHANGED MEDICARE OR MEDICAID RATES, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.
THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10‑K OR IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR OTHER FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

v

SENIOR HOUSING PROPERTIES TRUST
2016 FORM 10‑K ANNUAL REPORT

PART I
Item 1.  Business.
The Company
We are a real estate investment trust, or REIT, that was organized under the laws of the State of Maryland in 1998. As of December 31, 2016, we owned 433 properties (459 buildings) located in 42 states and Washington, D.C. On that date, the undepreciated carrying value of our properties, net of impairment losses, was $7.7 billion. Our portfolio includes: 304 senior living communities, including independent living, assisted living, memory care and skilled nursing facilities, or SNFs, with 35,008 living units / beds, with an undepreciated carrying value of $4.5 billion; 119 properties (145 buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, with 11.4 million square feet of space and an undepreciated carrying value of $3.1 billion; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities with an undepreciated carrying value of $180.0 million.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and our telephone number is (617) 796‑8350.
We believe that the aging of the U.S. population will increase demand for existing independent and assisted senior living communities, SNFs, MOBs, wellness centers and other medical and healthcare related properties. We plan to profit from this demand by acquiring additional properties and entering into leases and management arrangements with qualified tenants and managers which generate returns to us that exceed our operating and capital costs, including structuring leases that provide for or permit periodic rental increases.
Our business plan contemplates investments in senior living communities, MOBs and wellness centers. Some properties combine more than one type of service in a single building or campus. Our growth strategies are implemented and defined by our investment, and operating and financing policies.
Senior Living Communities
Independent Living Communities.  Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. Unlike an age restricted apartment property, an independent living community usually bundles several services as part of a regular monthly charge. For example, an independent living community may include one or two meals per day in a central dining room, daily or weekly maid service or a social director in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some of our independent living communities, separate parts of the property are dedicated to assisted living and/or nursing services.
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
MOBs
MOBs are office or commercial buildings constructed for use or operated as medical office space for physicians and other healthcare personnel, and other businesses in medical related fields, including clinics and laboratory uses. Some of our MOBs are occupied as back office facilities for healthcare companies, such as hospitals and healthcare insurance companies.

Wellness Centers
Wellness centers typically have gymnasiums, strength and cardiovascular equipment areas, tennis and racquet sports facilities, pools, spas and children’s centers. Professional sport training and therapist services are often available. Wellness centers often market themselves as clubs for which members may pay monthly fees plus additional fees for specific services.
Other Types of Real Estate
In the past, we have considered investing in real estate different from our existing property types, including age restricted apartment buildings and some properties located outside the United States. We may explore these or other alternative investments in the future.
Lease Terms
The leases for our senior living communities and wellness centers are so called “triple net” leases which generally require the tenants to pay rent and all property operating expenses, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the properties at their expense, to remove and dispose of hazardous substances on the properties in compliance with applicable law and to maintain insurance on the properties for their and our benefit.  In the event of any damage, or immaterial condemnation, of a leased property, the tenants are generally required to rebuild with insurance or condemnation proceeds or, if such proceeds are insufficient, other amounts made available by us, if any, but if other amounts are made available by us, the rent will be increased accordingly.  In the event of any material or total condemnation of a leased property, generally the lease will terminate with respect to that leased property, in which event we will be entitled to the condemnation proceeds and the rent will be reduced accordingly.  In the event of any material or total destruction of a leased property, in certain cases the applicable tenant may terminate the lease with respect to that leased property, in which event the tenant will be required to pay us any shortfall in the amount of proceeds we receive from insurance compared to the replacement cost of that leased property and the rent will be reduced accordingly.
Our MOB leases include both triple net leases, as described above, and so called “net” and “modified gross” leases where we are responsible for operating and maintaining the properties and we charge the tenants for some or all of the property operating expenses. A small percentage of our MOB leases are so called “full service” leases where we receive fixed rent from the tenants and do not charge the tenants for any property operating expenses.
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

•	make any payment or perform any act required to be paid or performed by the tenant under its lease;

•	exercise our rights with respect to any collateral securing the lease; and

•	require the defaulting tenant to reimburse us for all payments made and all costs and expenses incurred in connection with our exercise of any of the foregoing remedies.
For more information about our leases with Five Star Quality Care, Inc. or its subsidiaries, or Five Star, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Senior Living Community Management Agreements
Because we are a REIT for U.S. federal income tax purposes, we generally may not operate our senior living communities. For certain of our senior living communities, we use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, we lease certain of our communities to our TRSs and our TRSs enter into long term management agreements with third parties for the operation of such communities. These management agreements provide the manager with a management fee, which is a percentage of the gross revenues realized at the communities, plus reimbursement for the manager’s direct costs and expenses related to the communities, and generally provide the manager with an incentive fee equal to a percentage of the annual net operating income of the communities after we realize an annual minimum return equal to a percentage of our invested capital. The currently effective management agreements for our senior living communities generally expire between December 31, 2030 and December 31, 2040. In general, we have the right to terminate these management agreements upon certain manager events of default, including, without limitation, a change in control of the manager, as defined in the management agreements, and our manager has the right to terminate these management agreements upon certain events of default applicable to us.
Although we have various rights as owner under the management agreements, we rely on the manager’s personnel, good faith, expertise, performance, technical resources, operating efficiencies, information systems, proprietary information and judgment to manage our managed senior living communities efficiently and effectively. We also rely on the manager to set resident fees and otherwise operate our managed senior living communities in compliance with our management agreements. For more information about these management agreements with Five Star and the related pooling agreements, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our Investment and Operating Policies

Our investment objectives include increasing cash flow from operations from dependable and diverse sources in order to increase per share distributions to our shareholders. To achieve these objectives, we seek to: maintain a strong capital base of shareholders’ equity; invest in high quality properties with high quality tenants and managers; use moderate debt leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations comes from diverse properties and tenants.

Acquisition Policies.

Our present acquisition strategy is to acquire additional properties primarily for income and secondarily for appreciation potential. We may purchase individual properties or multiple properties in one portfolio. In implementing this acquisition strategy, we consider a range of factors relating to each proposed acquisition, including, but not limited to:

•	the use and size of the property;

•	the proposed acquisition price;

•	the location of the property;

•	the existing or proposed lease or management terms;

•	the availability and reputation of an experienced and financially qualified lessee(s), manager(s) or guarantor(s);

•	the historical and projected cash flows from the operations of the property;

•	the estimated replacement cost of the property;

•	the design, construction quality, physical condition and age of the property and expected capital expenditures or improvements that may be needed at the property;

•	the competitive market environment of the property;

•	the growth, tax and regulatory environments of the market in which the property is located;

•	the price segment and payment sources in which the property is operated;

•	the strategic fit of the property within our portfolio;

•	our weighted average long term cost of capital compared to projected returns we may realize by owning the property;

•	the level of permitted services and regulatory history of the property and its historical tenants and managers; and

•	the existence of alternative sources, uses or needs for capital.
An important part of our acquisition strategy is to identify and select, or create, qualified, experienced and financially stable tenants and managers.
Other Investments.

We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties leased to any one tenant or to an affiliated group of tenants or in properties operated by any one tenant or manager or by an affiliated group of tenants or managers or in securities of one or more other persons.

We own common shares of Five Star and The RMR Group Inc. (Nasdaq: RMR), a Maryland corporation, or RMR Inc. We may in the future acquire additional common shares of Five Star or RMR Inc. or securities of other entities, including entities engaged in real estate activities. We may invest in the securities of other entities for the purpose of exercising control, or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities.

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

Disposition Policies.

We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, from time to time, we consider the sale of one or more of our properties or other investments. We make disposition decisions based on a number of factors, including, but not limited to, the following:

•	our ability to lease or operate the affected property on terms acceptable to us or have the affected property managed with our realizing acceptable returns;

•	the tenant’s or manager’s desire to acquire or operate the affected property;

•	the tenant’s or manager’s desire to dispose of or cease operating the affected property;

•	the proposed sale price;

•	the remaining length of the lease relating to the property and its other terms;

•	our evaluation of future cash flows which may be achieved from the property;

•	the strategic fit of the property or investment within our portfolio;

•	the capital required to maintain the property

•	the estimated value we may receive by selling the property;

•	our intended use of the proceeds we may realize from the sale of the property; and

•	the existence of alternative sources, uses or needs for capital.
Our Board of Trustees may change our investment and operating policies at any time without a vote of, or notice to, our shareholders.
Our Financing Policies

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

We may also seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders, sales of properties or a combination of these methods or other transactions. To the extent we obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, some of which may be convertible into our common shares or be accompanied by warrants to purchase our common shares. We may also finance acquisitions by assuming debt, through an exchange of properties or through the issuance of equity or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

We currently have a $1.0 billion unsecured revolving credit facility that we use for working capital and general business purposes and for funding acquisitions on an interim basis until we are able to refinance them with equity or long term debt. In some instances, we may assume outstanding mortgage debts in connection with our acquisition of properties, or place new mortgages on properties we own. For more information regarding our financing sources and activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Our Investment and Financing Liquidity and Resources” in Part II, Item 7 of this Annual Report on Form 10‑K.

Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized statistical rating organizations; however, we cannot be sure that we will be able to maintain our investment grade ratings.

Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Our Manager
RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary The RMR Group LLC, a Maryland limited liability company, or RMR LLC. Barry Portnoy and Adam Portnoy, our Managing Trustees, are the controlling shareholders, directors and officers of RMR Inc. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458‑1634, and its telephone number is (617) 796‑8390. RMR LLC also acts as the manager to Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and Select Income REIT, or SIR, and provides management and other services to other private and public companies, including Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10‑K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Barry Portnoy, Chairman; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O’Brien, Executive Vice President; and John C. Popeo, Executive Vice President. David J. Hegarty is our President and Chief Operating Officer. Our executive officers and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of February 1, 2017, RMR LLC had over 450 full time employees in its headquarters and regional offices located throughout the United States.
Government Regulation and Reimbursement
The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. Although most of these laws and regulations affect the manner in which our tenants and managers operate our properties, some of them also impact us and the values of our properties. Some of the laws that impact or may impact us or our tenants or managers include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as health and safety, fire and privacy laws; federal and state laws affecting assisted living communities that participate in Medicaid and federal and state laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicaid and Medicare that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar state and local laws; and safety and health standards set by the federal Occupational Safety and Health Administration, or OSHA. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, SNFs, clinics and other healthcare facilities typically address facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant matters, and related matters. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
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
In addition, government authorities have been subjecting healthcare facilities such as those that we own to increasing numbers of inspections, surveys, investigations, audits and other potential enforcement actions. We and our tenants and managers expend considerable resources to respond to such actions. Unannounced inspections or surveys may occur annually or biannually, or even more regularly, such as following a regulatory body’s receipt of a complaint about a facility. From time to time in the ordinary course of business, we and our tenants and managers receive deficiency reports from state regulatory bodies resulting from those inspections and surveys. We and our tenants and managers seek to resolve most inspection deficiencies through a plan of corrective action relating to the affected facility’s operations. If we or our tenants or managers fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect the ability of our tenants to pay their rent to us, the profitability of our managed senior living communities and the values of our properties. In addition, government agencies typically have the authority to take or seek further action against a licensed or certified facility, including the ability to impose civil money penalties or fines; suspend, modify, or revoke a license or Medicare or Medicaid participation; suspend or deny admissions of residents; deny payments in full or in part; institute state oversight, temporary management or receivership; and impose criminal penalties. Loss, suspension or modification of a license or certification or the imposition of other sanctions or penalties could adversely affect the values of our properties, the ability of our tenants to pay their rents and the profitability of our managed senior living communities.
The Centers for Medicare and Medicaid Services, or CMS, of the United States Department of Health and Human Services, or HHS, has increased its oversight of state survey agencies in recent years, focusing its enforcement efforts on SNFs and chains of SNF operators with findings of substandard care or repeat and continuing deficiencies and violations. CMS has also sought to provide consumers with additional information relating to SNFs. Moreover, state Attorneys General typically enforce consumer protection laws relating to senior living services, clinics and other healthcare facilities. In addition, state Medicaid fraud control agencies may investigate and prosecute assisted living communities and SNFs, clinics and other healthcare facilities under fraud and patient abuse and neglect laws.
Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided by or on behalf of our tenants or by our managers at our facilities exceeds the level of care for which a particular facility is licensed. A finding that a community is delivering care beyond the scope of its license can result in closure of the community and the immediate discharge and transfer of residents, which could adversely affect the ability of that tenant to pay rent to us, the profitability of our managed senior living communities and the values of our properties. Furthermore, some states and the federal government allow certain citations of one facility to impact other facilities owned or operated by the same entity or a related entity, including facilities in other states. Revocation of a license or certification at one facility could therefore impact our or a tenant’s or manager’s ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us, the profitability of that manager, the profitability and values of our properties and trigger defaults under our tenants’ leases and managers’ management agreements and our or our tenants’ or managers’ credit arrangements, or adversely affect our or our tenants’ or managers’ ability to obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility as well as a related entity.
For the year ended December 31, 2016, approximately 97% of our net operating income, or NOI, was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenue is dependent upon Medicare and Medicaid programs. Our tenants and managers operate facilities in many states and they and we participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs and other similar facilities and state Medicaid programs for services in assisted living communities. In light of the current and projected federal budget deficit and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, each of which, or in any combination, could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. Examples include:

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

•
In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and, as modified by the Supreme Court, the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty level. In upholding the Medicaid expansion, the U.S. Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with the Medicaid expansion, instead allowing the Secretary only to deny new Medicaid expansion funding. Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years. Based on the ruling, states may choose not to participate in the Medicaid expansion program without risking the loss of existing federal Medicaid funding. As of January 1, 2017, 31 states plus the District of Columbia had elected to expand Medicaid eligibility as provided under the ACA, and 19 states had elected not to broaden Medicaid eligibility as of that date; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs on us.

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

•
To the extent the ACA is repealed and replaced under the new Trump Administration and the 115th Congress, additional regulatory risks may arise. Depending upon what aspects of the ACA are repealed and whether and how they are replaced, our future financial results could be adversely and materially affected.

•
Medicare reimburses SNFs under the SNF Prospective Payment System, or SNF PPS, which provides a fixed payment for each day of care provided to a Medicare beneficiary. The SNF PPS requires SNFs to assign each resident to a care group depending on that resident’s medical characteristic and service needs. These care groups are known as Resource Utilization Groups, or RUGs. The SNF PPS payments cover substantially all Medicare Part A services the beneficiary receives. Capital costs are part of the SNF PPS rate and are not community specific. Many states have similar Medicaid PPSs. CMS implemented the SNF PPS pursuant to the Balanced Budget Act of 1997 and updates SNF PPS payments for each year by a market basket update to account for inflation. Beginning in federal fiscal year 2012, the ACA reduced the annual adjustment for inflation under the SNF PPS by a productivity adjustment based on national economic productivity statistics. We are unable to predict the impact of these reductions of the SNF PPS rates.

•
Effective October 2010, CMS adopted rules that implemented a new SNF PPS case mix classification system known as RUG-IV. Following the implementation of RUG-IV, Medicare billing increased nationally, partially because of the unexpectedly large proportion of patients grouped in the highest paying RUG therapy categories. CMS did not intend for the implementation of RUG-IV to increase Medicare billing, however, and in 2011, CMS adopted a final rule designed to recalibrate the Medicare SNF PPS. The rule resulted in a reduction in aggregate Medicare payments for SNFs by approximately 11.1%, or $3.87 billion, in federal fiscal year 2012. In subsequent years, CMS slightly increased the Medicare SNF PPS rates and estimated that those rates would increase payments to SNFs by an aggregate of approximately 1.8% for federal fiscal year 2013, 1.3% for federal fiscal year 2014, 2.0% for federal fiscal year 2015 and 1.2% for federal fiscal year 2016. In July 2016, CMS issued a final rule updating Medicare payments to SNFs for federal fiscal year 2017, which CMS estimated would increase payments to SNFs by an aggregate of 2.4%, or approximately $920 million, compared to payments in federal fiscal year 2016. Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012 discussed above, however, Medicare payment rates will be lower for federal fiscal year 2017 than they were in federal fiscal year 2011. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs our tenants and managers may incur for services to residents whose services are paid for by Medicare.

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

•
The federal government is also seeking to slow the growth of Medicare and Medicaid payments to SNFs in several ways, including pursuant to the Deficit Reduction Act of 2005, or the DRA. In 2006, the government implemented limits on Medicare payments for outpatient therapies but, pursuant to the DRA, created an exception process under which beneficiaries could request an exemption from the cap and be granted the amount of services deemed medically necessary by Medicare. In April 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 2015. In April 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 2015 through December 2017, further postponing the implementation of strict limits on Medicare payments for outpatient therapies.

•
The increased “look-back” period for prohibited asset transfers disqualifies individuals from Medicaid SNF benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the SNF and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period. This increased “look-back” period therefore requires our tenants and managers to collect charges directly from their residents and their transferees.

•
Our tenants’ and managers’ Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS. Although the MPFS had previously been scheduled to be reduced by more than 25% in 2013, MPFS rates remained fixed at the 2012 level throughout 2013 and increased 0.5% for the period beginning in January 2014. In April 2014, PAMA extended the 0.5% increase to the MPFS rates through December 2014 and provided no increase in the MPFS rates in the period between January 2015 and March 2015. MACRA, discussed above, also repealed the Sustainable Growth Rate, or SGR, formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 2015, and replaced the SGR formula with a different reimbursement methodology, which is discussed in more detail below.

•
In addition to the reimbursement and rate changes discussed above, payments to SNFs will be increasingly determined by the quality of care provided. In October 2016, CMS issued a final rule to implement the Merit-Based Incentive Payment System, or MIPS, and Advanced Alternative Payment Models, or APMs, which together CMS calls the Quality Payment Program.  These reforms were mandated under MACRA and replace the SGR methodology for updates to the MPFS.  Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments.  MIPS is a new Medicare program that combines certain parts of existing quality and incentive programs into a single program that addresses quality, resource use, clinical practice activities and meaningful use of electronic health records.  APMs are innovative models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries which draw on existing programs, such as the bundled payment and shared savings models.  Our tenants’ and managers’ Medicare Part B outpatient therapy revenue rates are tied to the MPFS and may be affected by these regulatory changes.

•
PAMA established a SNF Value-Based Purchasing Program, which is intended to increase quality of care and reduce preventable hospitalizations. Under this program, HHS will assess SNFs based on hospital readmissions and make these assessments available to the public by October 2017. As part of PAMA implementation, in the SNF PPS final rule for fiscal year 2016, CMS adopted a 30 day all-cause, all-condition hospital readmission measure for SNFs, which was replaced with an all-condition, risk-adjusted potentially preventable hospital readmission rate measure in the SNF PPS final rule for fiscal year 2017. Under PAMA, beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on this measure. To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting in October 2018 and then redistribute between 50% and 70% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure.

•
We and some of our tenants and managers are subject to the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data. Specifically, under the SNF Quality Reporting Program, HHS required SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format as of October 2016 and to begin reporting certain patient assessment data in such a format by October 2018. Beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year. The IMPACT Act also requires the Secretary of HHS and the Medicare Payment Advisory Commission to submit reports to Congress recommending a future Medicare PPS for post-acute care providers and analyzing both its effects on the reported metrics and its financial effect on post-acute care providers.

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

•
The DRA and the ACA also include provisions that encourage states to provide long term care services in home and community based settings rather than in SNFs or other inpatient facilities, including increased federal Medicaid spending for some states through the use of several programs. One such program, the Community First Choice

Option, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. As of March 2016, eight states had obtained a State Plan Amendment to participate in the CFC Option. We are unable to predict the effect of the implementation of the CFC Option and other similar programs on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties.

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

•
CMS maintains and enforces Conditions of Participation that healthcare organizations must meet in order to participate in the Medicare and Medicaid programs. These standards are designed to improve quality of care and protect the health and safety of beneficiaries. In September 2016, CMS released a final rule to comprehensively update the requirements for long term care facilities that participate in Medicare and Medicaid. These requirements will increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, such as SNFs. CMS estimated in the final rule that the cost of complying with all of the new requirements per facility would be approximately $62,900 in the first year, and approximately $55,000 each year thereafter. However, we believe new requirements often cost considerably more than CMS estimates.

•
Some of the states in which our tenants and managers operate have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced such rates. In June 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since 2008. Some states are expanding their use of managed care, partly to control Medicaid program costs. Medicaid spending grew an estimated 11.6% in 2014 and 9.7% in 2015, and is projected to grow 3.7% in 2016 and 2017, primarily due to increased enrollment as some states chose to expand Medicaid coverage under the ACA. From 2018 through 2025, Medicaid spending is expected to grow by an average annual rate of 5.9%, mainly driven by increased spending per beneficiary due to aging of the population and more gradual growth in enrollment. Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs from 2014 to 2016 and gradually reduce its subsidy to 90% for 2020 and future years. We expect that the reduction of the federal subsidy, combined with the anticipated slow recovery of state revenues, may result in increases in state budget deficits, particularly in those states that are not participating in Medicaid expansion. As a result, certain states may continue to reduce Medicaid payments to healthcare service providers including some of our tenants and us, as a part of an effort to balance their budgets.

We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and federal Medicare rates and federal payments to states for Medicaid programs on us and those of our tenants that derive a portion of their revenues from Medicare, Medicaid and other government programs. The changes implemented or to be implemented as a result of such actions could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover increasing costs, in a reduction in payments or other circumstances.
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
Government authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice’s, or the DOJ’s, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, the Office of the Inspector General, the DOJ and the states. In March 2016, the DOJ also announced the launch of 10 regional intergovernmental task forces across the country to identify and take enforcement action against SNFs that provide substandard care to residents. In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. We and our tenants and managers expend significant resources to comply with these laws and regulations.
Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our tenants and our managers. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, we, our tenants and our managers that are covered entities or business associates within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect in March 2013 and required compliance with most provisions by September 2013. Pursuant to the Omnibus Rule, covered entities were required to make certain modifications to any business associate agreements that they have in place with their business associates. Further, the Omnibus Rule modified the standard for providing breach notices, which was previously to perform an analysis of the harm of any disclosure to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information. In some states, these laws are more stringent than HIPAA, and we, our tenants and our managers must comply with both the applicable federal and state standards. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in 2016 alone.
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
Federal, state and local agencies regulate our MOB tenants that provide healthcare services. Many states require medical clinics, ambulatory surgery centers, clinical laboratories and other outpatient healthcare facilities to be licensed and inspected for compliance with licensure regulations concerning professional staffing, services, patient rights and physical plant requirements, among other matters. Our tenants must comply with the Americans with Disabilities Act and similar state and local laws to the extent that such facilities are “public accommodations” as defined in those statutes. The obligation to comply with the Americans with Disabilities Act and similar laws is an ongoing obligation, and our tenants expend significant resources to comply with such laws.
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
The U.S. Food and Drug Administration, or the FDA, and other federal, state and local authorities extensively regulate our biotechnology laboratory tenants that develop, manufacture, market or distribute new drugs, biologicals or medical devices for human use. The FDA and such other authorities regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of those products. Before a new pharmaceutical product or medical device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation in connection with FDA approval of new pharmaceuticals or medical devices involve significant time, expense and risks of failure. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer’s failure to comply with regulatory requirements, including anti-fraud, false claims, anti-kickback or physician referral laws. Other concerns affecting our biotechnology laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotechnology laboratory tenants to pay rent to us. In addition, to the extent the new Trump Administration and the 115th Congress alter these laws and regulations, additional regulatory risks may arise. Depending upon what aspects of the laws and regulations are altered, the ability of our biotechnology laboratory tenants to pay rent to us could be adversely and materially affected.

Competition
Investing in senior living communities, MOBs and wellness centers is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and other public and private companies who are actively engaged in this business. Also, we compete for tenants and residents and for investments based on a number of factors including rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic or property markets, including in markets we operate. Some of our competitors may have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength and operator qualifications of many of our tenants and managers may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.
Our tenants and managers compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and patients based on quality of care, reputation, physical appearance of properties, services offered, family preferences, physicians, staff, price and location. We and our tenants and managers also face competition from other healthcare facilities for qualified personnel, such as physicians and other healthcare providers that provide comparable facilities and services.
For additional information on competition and the risks associated with our business, please see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K.
Environmental Matters
Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments or third parties for damages and costs they incur in connection with hazardous substances. We reviewed environmental conditions surveys of the properties we own prior to their purchase. Based upon those surveys we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, we cannot be sure that environmental conditions are not present at our properties or that potential costs we incur in the future related to any such conditions will not have a material adverse effect on our business or financial condition and results of operations.
Insurance
We or our tenants are generally responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire and extended coverage and rental or business interruption loss insurance.  Either we purchase the insurance ourselves and, except in the case of our managed senior living communities, our tenants are required to reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. We participate with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or reinsurer of certain coverage amounts. We also participate with RMR Inc. and other companies managed by RMR LLC in a partial joint program for directors and officers liability insurance as well as purchasing such insurance for our own account. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Person Transactions” in Part II, Item 7 of this Annual Report on Form 10-K.
Internet Website
Our internet website address is www.snhreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Senior Housing Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Our Board of Trustees provides a process for security holders to send communications to our Board of Trustees or individual Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10‑K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10‑K.
Segment Reporting
As of December 31, 2016, we have four operating segments, of which three are separate reporting segments.  We aggregate our triple net leased senior living communities, our managed senior living communities and our MOBs into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents. Properties in this segment include leased independent living communities, assisted living communities and SNFs. We earn rental income revenues from the tenants that lease and operate our leased communities. The second reporting segment includes third party managed senior living communities managed for our account by third party managers that provide short term and long term residential care and other services for residents. Properties in this segment include independent living communities and assisted living communities. We earn fees and services revenues from the residents of our managed senior living communities.  The third reporting segment includes MOBs. We earn rental income revenues from the tenants that lease our MOBs. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which we do not consider to be sufficiently material to constitute a separate reporting segment. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;

•	a regulated investment company or REIT;

•	a subchapter S corporation;

•	a broker, dealer or trader in securities or foreign currency;

•	a person who marks-to-market our shares for U.S. federal income tax purposes;

•	a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•	a person who acquires or owns our shares in connection with employment or other performance of services;

•	a person subject to alternative minimum tax;

•
a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction, or as part of a “synthetic security” or other integrated financial transaction;

•	a person who owns 10% or more (by vote or value, directly or constructively under the Internal Revenue Code of 1986, or the IRC) of any class of our shares;

•	a U.S. expatriate;

•	a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•	a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds; or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations, and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:

•
an individual who is a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

•	an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•	an estate the income of which is subject to federal income taxation regardless of its source; or

•
a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares other than a partnership or a U.S. shareholder.
If any entity treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. Any entity or other arrangement treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT
We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our 1999 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that from and after our 1999 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC.
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. No portion of any of our dividends is generally eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1999 through 2016 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of regular C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•	We will be taxed at regular corporate tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed net capital gains, if any.

•	We may be subject to the corporate alternative minimum tax on our items of tax preference.

•
If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate tax rate.

•
If we have net income from “prohibited transactions” - that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors - we will be subject to tax on this income at a 100% rate.

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

•
If we fail to satisfy the REIT asset tests described below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

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

•
If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally have not sold and do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

•
If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, no later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. As discussed below, we have acquired C corporations in connection with our acquisition of real estate. Our investigations of these C corporations indicated that they did not have undistributed earnings and profits that we inherited but failed to timely distribute. However, upon review or audit, the IRS may disagree.

•
Our subsidiaries that are C corporations, including our TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “-Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.

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

(6)
that is not “closely held,” meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities); and

(7)	that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.
Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years. There can, however, be no assurance in this regard.
To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.
For purposes of condition (6), an “individual” generally includes a natural person, a supplemental unemployment compensation benefit plan, a private foundation, or a portion of a trust permanently set aside or used exclusively for charitable purposes, but does not include a qualified pension plan or profit-sharing trust. As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s qualification for taxation as a REIT.
The IRC provides that we will not automatically fail to qualify for taxation as a REIT if we do not meet conditions (1) through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. This relief provision may apply to a failure of the applicable conditions even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes.

The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such disregarded entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
We may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.
Subsidiary REITs. We may in the future invest in real estate through one or more subsidiary entities that are intended to qualify for taxation as REITs. Any subsidiary REIT will generally be subject to the various REIT qualification requirements and other limitations described in this summary that are applicable to us. If one of our subsidiary REITs were to fail to qualify for taxation as a REIT, then (a) the subsidiary REIT would become subject to regular U.S. corporate income tax, as described above, and (b) our ownership of shares in the subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and would become subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to our ownership in corporations other than REITs and TRSs, all as described under “-Asset Tests” below. If a subsidiary REIT were to fail to qualify for taxation as a REIT, it is possible that we would not meet the 5% asset test, the 10% vote test or the 10% value test with respect to our interest in the subsidiary REIT, in which event we would fail to qualify for taxation as a REIT unless we could utilize applicable relief provisions. We expect to make protective TRS elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify for taxation as a REIT, but there can be no assurance that such protective elections and other arrangements will be effective to avoid the resulting adverse consequences to us.
Taxable REIT Subsidiaries. We are permitted to own any or all of the securities of a TRS, provided that no more than 25% (20% beginning with our 2018 taxable year) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its parent REIT to be treated as a TRS. Our ownership of stock and other securities in TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:

(1)	not directly or indirectly operate or manage a lodging facility or a health care facility; and

(2)
not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or a health care facility.

In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which we intend for the subsidiary’s TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.
We acquired in the second quarter of 2015, and continue to own, an ownership position in RMR Inc., that is in excess of 10% of RMR Inc.’s outstanding securities by vote or value. Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015. RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs. Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities. Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities. To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities. Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS. In addition, because we acquired a significant portion of our investment in RMR Inc. in exchange for our common shares of beneficial interest, $.01 par value, or our common shares, that were newly issued, our counsel, Sullivan & Worcester LLP, is of the opinion that our investment in RMR Inc. should have qualified as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC to the extent related to such issuance of our common shares. To the extent our investment in RMR Inc. so qualified, it constituted a “real estate asset” under Section 856(c) of the IRC and did not constitute a security subject to the REIT asset test limitations discussed below for a one year period that ended in June 2016. If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period that such ownership qualified as a “temporary investment of new capital,” would have been and would be in violation of the applicable REIT asset tests described below. Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at the highest regular corporate tax rate on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.

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
Our TRSs are taxed as C corporations that are separate from us. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carry-forwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carry-forwards are subject to limitations, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations). As a result, there can be no assurance that our TRSs will be able to utilize, in full or in part, any net operating losses or other carry-forwards that they have generated or may generate in the future.
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
Restrictions and sanctions, such as deduction limitations and excise taxes, are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS’s adjusted taxable income for that year. However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation. In addition, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, beginning with our 2016 taxable year, the 100% excise tax also applies to the underpricing of services by a TRS to its affiliated REIT in contexts where the services are unrelated to services for REIT tenants. There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our TRSs are or will be subject to these impositions.
Income Tests.  There are two gross income requirements for qualification for taxation as a REIT under the IRC:

•
At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property, or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•
At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property (but excluding in all cases any gains subject to the 100% tax on prohibited transactions).

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

•
Rents do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. In this regard, we already own close to, but less than, 10% of the outstanding common shares of Five Star, and Five Star has undertaken to limit its redemptions of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, there can be no assurance that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

•
There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS’s rent to the REIT for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

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

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

•
If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property qualifies as “rents from real property.” None of the rent attributable to personal property received under a lease will qualify if this 15% threshold is exceeded. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

•
In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographical area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we believe that our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.

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
In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a mortgage loan secured by real property (or interests in real property) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.
Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. There can be no assurance as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Dealer gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas dealer gains exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain from dispositions of assets that we have made, or that we might make in the future, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests to the extent that such assets qualify as real property, and will not be dealer gains or subject to the 100% penalty tax, because our general intent has been and is to:

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
Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year. This relief provision may apply to a failure of the applicable income tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above (beginning with our 2016 taxable year), cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC (beginning with our 2016 taxable year), government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but only for the one year period commencing with our receipt of the new capital).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

•
Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.

•	Not more than 25% (20% beginning with our 2018 taxable year) of the value of our total assets may be represented by stock or other securities of TRSs.

•
Beginning with our 2016 taxable year, not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS, to the extent and during the period they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.
If we own a mortgage loan secured by real property (or interests in real property) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan, the mortgage loan will generally be treated as a real estate asset for purposes of the 75% asset test above. But if the loan is undersecured when made, then the portion adequately secured by real property (or interests in real property) will generally be treated as a real estate asset for purposes of the 75% asset test above and the remaining portion will generally be treated as a separate security that must satisfy applicable asset tests.
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
In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) specified rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property,” (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT. In addition, any debt instrument issued by an entity classified as a partnership for federal income tax purposes, and not otherwise excepted from the definition of a security for purposes of the above safe harbor, will not be treated as a security for purposes of the 10% value test if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test.

We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests and intend to take actions as may be required to cure any failure to satisfy the tests within thirty days after the close of any quarter or within the six month periods described above.
Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the REIT asset tests outlined above on a continuing basis beginning with our first taxable year as a REIT.
Our Relationships with Five Star. As of December 31, 2016, we owned approximately 9% of the common shares of Five Star. Our leases with Five Star, Five Star’s charter, and other agreements collectively contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification for taxation as a REIT under the IRC. Accordingly, commencing with our 2002 taxable year, we expect that the rental income we have received and will receive from Five Star and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above. In addition, as described above, we have elected to treat as a TRS a particular corporate subsidiary of Five Star with whom we do not have a rental relationship, and our counsel, Sullivan & Worcester LLP, has opined that it is more likely than not that this intended TRS will so qualify. Finally, as described below, we have engaged as an intended eligible independent contractor another corporate subsidiary of Five Star with whom we do not have a rental relationship.
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

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level taxes that we pay (e.g., taxes on built-in gains or foreclosure property income).
For our 2014 and prior taxable years, a distribution of ours that was not pro rata within a class of our beneficial interests entitled to a distribution, or which was not consistent with the rights to distributions among our classes of beneficial interests, would have been a preferential distribution that would not have been taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution would have affected our ability to meet the distribution requirements. Taking into account our distribution policies, including any dividend reinvestment plan we adopted, we do not believe that we made any preferential distributions in 2014 or prior taxable years. From and after our 2015 taxable year, the preferential distribution rule has not applied to us because we have been and expect to remain a “publicly offered REIT” (as defined in Section 562(c)(2) of the IRC) that is required to file annual and periodic reports with the SEC under the Exchange Act.
Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year.
The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate tax rates on undistributed amounts. Even if we fully distribute our net capital gain and all of our “real estate investment trust taxable income,” we may be subject to the corporate alternative minimum tax on our items of tax preference. In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.
If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We cannot be sure that financing would be available for these purposes on favorable terms, or at all.
We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution. While the payment of a deficiency dividend will apply to a prior year for purposes of our REIT distribution requirements and our dividends paid deduction, it will be treated as an additional distribution to the shareholders receiving it in the year such dividend is paid.
In addition to the other distribution requirements above, to preserve our qualification for taxation as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations, as described below.

Acquisitions of C Corporations
We have engaged and may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we have made or do make an applicable TRS election, each of our acquired entities and their various wholly-owned corporate and noncorporate subsidiaries generally became or will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities have been and will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally have been and will be treated as the successor to the acquired and then disregarded entities’ federal income tax attributes, such as those entities’ (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, we generally have not and will not be subject to such attribute carryovers in respect of attributes existing prior to such election.
Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such an asset if we sell the asset during a prescribed period beginning on the day the asset was acquired. The prescribed period has ranged from as much as 10 years to as few as five years, and is currently five years. To the extent of our gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “-Taxation of Taxable U.S. Shareholders”. We generally have not sold and do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.
Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “-Taxation of Taxable U.S. Shareholders”.

Depreciation and Federal Income Tax Treatment of Leases
Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions, or that are the subject of cost segregation analyses.
We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

Distributions to our Shareholders
As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under “-Taxation of Taxable U.S. Shareholders,” “-Taxation of Tax-Exempt U.S. Shareholders,” and “-Taxation of Non-U.S. Shareholders.”
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

(3)	our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)	our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on built-in gains), net of the corporate taxes thereon.
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
In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)	each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;

(3)	each U.S. shareholder will receive a credit or refund for its designated proportionate share of the tax that we pay;

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
Distributions in excess of our current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in our shares, but will reduce the shareholder’s basis in such shares. To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in such shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses. In addition, no portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.
If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations will permit or require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim. We may choose to allocate applicable tax preference items to our shareholders, even in the absence of such regulations.
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
If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in a prescribed combination of taxable years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in a prescribed combination of taxable years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis. The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax‑Exempt U.S. Shareholders
The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a tax-exempt shareholder, we urge you to consult your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition or investment in our shares.
Our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit. Special UBTI rules under Section 856(h)(3) of the IRC may apply to a trust described in Section 401(a) of the IRC if it owns more than 10% by value of a class of our shares.

Taxation of Non‑U.S. Shareholders
The rules governing the U.S. federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a non-U.S. shareholder, we urge you to consult your own tax advisor to determine the impact of U.S. federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition or investment in our shares.
We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the higher tax rates and increased reporting requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as The NASDAQ Stock Market LLC, or Nasdaq. Although there can be no assurance in this regard, we expect that each class of our shares has been and will remain listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under “-Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of our current and accumulated earnings and profits.

For so long as a class of our shares is listed on a U.S. national securities exchange, capital gain dividends that we declare and pay to a non-U.S. shareholder on those shares, as well as dividends to a non-U.S. shareholder on those shares attributable to our sale or exchange of “United States real property interests” within the meaning of Section 897 of the IRC, or USRPIs, will not be subject to withholding as though those amounts were effectively connected with a U.S. trade or business, and non-U.S. shareholders will not be required to file U.S. federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will generally be treated as ordinary dividends and subject to withholding in the manner described above.
Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from U.S. corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s U.S. federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.
If, contrary to our expectation, a class of our shares was not listed on a U.S. national securities exchange and we made a distribution on those shares that was attributable to gain from the sale or exchange of a USRPI, then a non-U.S. shareholder holding those shares would be taxed as if the distribution was gain effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. In addition, the applicable withholding agent would be required to withhold from a distribution to such a non-U.S. shareholder, and remit to the IRS, up to 35% of the maximum amount of any distribution that was or could have been designated as a capital gain dividend. The non-U.S. shareholder also would generally be subject to the same treatment as a U.S. shareholder with respect to the distribution (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual), would be subject to fulsome U.S. federal income tax return reporting requirements, and, in the case of a corporate non-U.S. shareholder, may owe the up to 30% branch profits tax under Section 884 of the IRC (or lower applicable tax treaty rate) in respect of these amounts.
A special “wash sale” rule under Section 897(h)(5) of the IRC may apply to a non-U.S. shareholder that owns more than 10% of a class of our shares.
Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to U.S. federal income taxation or withholding. We expect that our shares will not be USRPIs because one or both of the following exemptions will be available at all times.
First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of its outstanding shares was directly or indirectly held by foreign persons. From and after December 18, 2015, a person who at all relevant times holds less than 5% of a REIT’s shares that are “regularly traded” on a domestic “established securities market” is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person. Other presumptions apply in making the determination with respect to other classes of REIT shareholders. As a result of applicable presumptions, we expect to be able to demonstrate from and after December 18, 2015 that we are less than 50% foreign owned. For periods prior to December 18, 2015, we believe that we were less than 50% foreign owned, but that may not be possible to demonstrate unless and until a pending technical correction clarifies the statute on this point. Accordingly, we cannot be sure that we have been or will remain a domestically controlled REIT, particularly if that determination includes the period before December 18, 2015, when the presumptions described above may not apply unless and until the pending technical correction is passed.
If, contrary to our expectation, a gain on the sale of our shares is subject to U.S. federal income taxation (for example, because neither of the above exemptions were then available, i.e., that class of our shares were not then listed on a U.S. national securities exchange and we were not a domestically controlled REIT), then (a) a non-U.S. shareholder would generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals), (b) the non-U.S. shareholder would also be subject to fulsome U.S. federal income tax return reporting requirements, and (c) a purchaser of that class of our shares from the non-U.S. shareholder may be required to withhold 15% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Information Reporting, Backup Withholding, and Foreign Account Withholding
Information reporting, backup withholding, and foreign account withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. If a shareholder is subject to backup or other U.S. federal income tax withholding, then the applicable withholding agent will be required to withhold the appropriate amount with respect to a deemed or constructive distribution or a distribution in kind even though there is insufficient cash from which to satisfy the withholding obligation. To satisfy this withholding obligation, the applicable withholding agent may collect the amount of U.S. federal income tax required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the shareholder would otherwise receive or own, and the shareholder may bear brokerage or other costs for this withholding procedure.
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

•
certifies that the U.S. shareholder is exempt from backup withholding because (a) it comes within an enumerated exempt category, (b) it has not been notified by the IRS that it is subject to backup withholding, or (c) it has been notified by the IRS that it is no longer subject to backup withholding; and

•	certifies that it is a U.S. citizen or other U.S. person.
If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number and appropriate certifications on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the applicable withholding agent may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.
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
Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% withholding tax on applicable payments to non-U.S. persons. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale, exchange, redemption, retirement or other disposition of our shares) made after December 31, 2018. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.

Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.

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

Prohibited Transactions
Fiduciaries of ERISA plans and persons making the investment decision for a non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained or his beneficiary, the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.
“Plan Assets” Considerations
The U.S. Department of Labor has issued a regulation defining “plan assets.” The regulation, as subsequently modified by ERISA, generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant. We are not an investment company registered under the Investment Company Act of 1940, as amended.
Each class of our equity (that is, our common shares and any other class of equity that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.
The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. We believe our common shares have been and will remain widely held, and we expect the same to be true of any future class of equity that we may issue, but we can give no assurances in this regard.
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
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations-Taxation as a REIT.”

Item 1A.  Risk Factors.
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the market price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.
Risks Related to Our Tenants and Managers
Financial and other difficulties at Five Star could adversely affect us.
Our leases with Five Star accounted for approximately 31.5% of our total annualized rental income as of December 31, 2016 and approximately 19.2% of our total revenues for the year ended December 31, 2016. Five Star also operated approximately 48.7% of our properties, at cost (less impairments), as of December 31, 2016. Five Star has not been consistently profitable since it became a public company in 2001. Although Five Star has access to a $100.0 million secured revolving credit facility that matures in 2020, subject to extensions upon Five Star's payment of extension fees and meeting other conditions, it currently has limited resources and substantial lease obligations to us and others.
Five Star’s business is subject to a number of risks, including the following:

•	Five Star has high operating leverage; therefore, a small percentage decline in Five Star’s revenues or increase in its expenses could have a material adverse impact on Five Star’s operating results.

•
Circumstances that adversely affect the ability of seniors or their families to pay for Five Star’s services, such as economic downturns, softness in the U.S. housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics, could cause Five Star’s occupancy rates, revenues and results of operations to decline.

•
U.S. housing market conditions and the current trend for seniors to delay moving to senior living communities until they require greater care could have a material adverse effect on Five Star’s business, financial condition and results of operations.

•	The failure of Medicare and Medicaid rates to match Five Star’s costs would reduce Five Star’s income and may cause Five Star to continue to experience losses.

•	Private third party payers’, such as insurance companies’, continued efforts to reduce healthcare costs could adversely affect Five Star.

•	Provisions of the ACA, or the repeal or replacement of the ACA, could reduce Five Star’s income and increase its costs.

•	Increases in labor costs may have a material adverse effect on Five Star.

•	Five Star’s business is subject to extensive regulation, which increases its costs and may cause Five Star to experience losses.

•
The nature of Five Star’s business exposes it to litigation and regulatory and government proceedings; Five Star has been, is currently, and expects in the future to be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of its business, some of which may involve material amounts.

•
Five Star’s strategy to continue to grow its business through acquisitions and by entering into additional long term lease and management arrangements for senior living communities where residents’ private resources account for all or a large majority of revenues, may not succeed and may cause Five Star to continue to experience losses.

If Five Star’s operations continue to be unprofitable, it may default in its rent obligations to us or we may realize reduced income from our managed senior living communities, and, if Five Star fails to provide quality services at the senior living communities we own, our income from these communities may be adversely affected. Furthermore, if we were required to replace Five Star as our majority tenant and manager, we could experience significant disruptions in operations at our applicable senior living communities, which could reduce our income and cash flow from, and the value of, those communities.
U.S. housing market conditions and the current trend for seniors to delay moving to senior living communities until they require greater care could have a material adverse effect on our business, financial condition and results of operations.
Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of seniors to afford our tenants’ and managers’ entrance fees and resident fees as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. If seniors have a difficult time selling their homes, their ability to relocate to our leased and managed senior living communities or finance their stays at our leased and managed senior living communities with private resources could be adversely affected. Also, seniors have been increasingly delaying their moves to senior living communities, including to our leased and managed senior living communities, until they require greater care. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior living communities. Moreover, older aged persons may have greater care needs and require higher acuity services, which may increase our tenants’ and managers’ cost of business, expose our tenants and managers to additional liability or result in lost business and shorter stays at our leased and managed senior living communities if our tenants and managers are not able to provide the requisite care services or fail to adequately provide those services. If such volatile U.S. housing market conditions and senior living moving trends continue for a protracted period, occupancy rates, revenues and cash flows at our leased and managed senior living communities and our results of operations could be negatively impacted.
Increases in labor costs at our managed senior living communities may have a material adverse effect on us.
Wages and employee benefits associated with the operations of our managed senior living communities represent a significant part of our managed senior living communities’ operating expenses. Our managers compete with other senior living community operators, among others, to attract and retain qualified personnel responsible for the day to day operations of our managed senior living communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require our managers to increase the wages and benefits they offer to their employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and, as noted above, we cannot predict the future impact of the ACA, or the repeal or replacement of the ACA, on the cost of employee health insurance. Although Five Star determines its employee health insurance and workers’ compensation self insurance reserves with guidance from third party professionals, its reserves may nonetheless be inadequate. Increasing employee health insurance and workers’ compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and adversely affect our earnings from our managed senior living communities.
We cannot be sure that labor costs at our managed senior living communities will not increase or that any increases will be recovered by corresponding increases in the rates charged to residents or otherwise. Any significant failure by our managers to control labor costs or to pass any increases on to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.
Federal, state and local employment related laws and regulations could increase the cost of doing business at our managed senior living communities, and our managers' failure to comply with such laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
The operations at our managed senior living communities are subject to a variety of federal, state and local employment related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. Because labor represents a significant portion of our managed senior living communities’ operating expenses, compliance with these evolving laws and regulations could substantially increase the cost of doing business at our managed senior living communities, while failure to do so could subject our managers to significant back pay awards, fines and lawsuits. Our managers' failure to comply with federal, state and local employment related laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
The nature of our tenants’ and managers’ business exposes them to litigation and regulatory and government proceedings.
Our tenants and managers have been, are currently, and expect in the future to be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of their and our business, some of which may involve material amounts. The defense and resolution of such claims, lawsuits and other proceedings may require our tenants and managers to incur significant expenses. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against senior living companies. Some lawyers and law firms specialize in bringing litigation against senior living community operators. As a result of this litigation and potential litigation, the cost of our tenants’ and managers’ liability insurance continues to increase. Medical liability insurance reform has at times been a topic of political debate, and some states have enacted legislation to limit future liability awards. However, such reforms have not generally been adopted, and we expect our tenants’ and managers’ insurance costs may continue to increase. Further, although Five Star determines its self insurance reserves with guidance from third party professionals, its reserves may nonetheless be inadequate. Insurance costs related to our managed senior living communities are included as operating expenses of those communities, which reduce our returns from those communities. Increasing liability insurance costs and increasing self insurance reserves could have a material adverse effect on our tenants’ and managers’ business, financial condition and results of operations which could cause them to become unable to pay rents due to us or generate and pay minimum and other returns to us.
The failure by us or our tenants or managers to comply with laws relating to the operation of our leased and managed senior living communities may adversely impact our tenants’ ability to pay us rent, the profitability of our managed senior living communities and the values of our properties.
We and our tenants and managers are subject to, or impacted by, extensive and frequently changing federal, state and local laws and regulations, including: licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as with respect to health and safety, fire and privacy matters; laws affecting communities that participate in Medicaid; laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicare and Medicaid which mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar laws; and safety and health standards established by OSHA. We and our tenants and managers are also required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information. Under HIPAA, we and our tenants and managers are required to comply with the HIPAA privacy rule, security standards and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and these laws are, in some jurisdictions, more stringent than HIPAA.
We and our tenants and managers expend significant resources to maintain compliance with these laws and regulations. However, if we or our tenants or managers are alleged to fail, or do fail, to comply with applicable legal requirements, we or they may have to expend significant resources to respond to such allegations, and if we or they are unable to cure deficiencies, certain sanctions may be imposed which may adversely affect the ability of our tenants to pay us rent, the profitability of our managed senior living communities and our ability to obtain, renew or maintain licenses at those communities and the values of our properties. Changes in applicable regulatory frameworks could also have similar adverse effects.
The operations of some of our communities are dependent upon payments from the Medicare and Medicaid programs.
For the year ended December 31, 2016, approximately 97% of our NOI was generated from properties where a majority of the revenue is derived from private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenue was derived from Medicare and Medicaid reimbursements. Operations at most of our Medicare and Medicaid dependent properties currently produce sufficient cash flow to pay our allocated rents or our minimum returns, but operations at certain of these properties do not. Even at properties where less than a majority of the NOI comes from Medicare or Medicaid payments, a reduction in such payments could materially adversely affect profits of, or result in losses to, our tenants or managers. With the background of the current and projected federal budget deficit and other federal priorities and continued challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare and state Medicaid rates and federal payments to states for Medicaid programs. For further information regarding such programs, see elsewhere in this Annual Report on Form 10-K, including under the caption “Business—Government Regulation and Reimbursement” in Part 1, Item 1 of this Annual Report on Form 10-K, and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Government Reimbursement” in Part II, Item 7 of this

Annual Report on Form 10-K. If and to the extent Medicare or Medicaid rates are reduced from current levels, or if rate increases are less than increases in operating costs, such changes could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. In addition, the revenues that we or our tenants receive from Medicare and Medicaid may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set offs, administrative rulings and policy interpretations, and payment delays, any of which could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
Provisions of the ACA and proposals to repeal and replace the ACA could adversely affect us or our tenants and managers.
The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, us, our tenants and managers. Examples of these, and other information regarding such programs, are provided below as well as under the caption “Business-Government Regulation and Reimbursement” in Part 1, Item 1 of this Annual Report on Form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Impact of Government Reimbursement” in Part II, Item 7 of this Annual Report on Form 10-K.
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
In addition, to the extent the ACA is repealed or changed under the new Trump Administration, additional risks and regulatory uncertainty may arise. Depending upon what aspects of the ACA are repealed and whether and how they are replaced, our future financial results could be adversely and materially affected.

Termination of assisted living resident agreements and resident attrition could adversely affect revenues and earnings at our leased and managed senior living communities.
State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most of our tenants’ and managers’ resident agreements allow residents to terminate their agreements on 30 days’ notice. Thus, our tenants and managers may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, revenues and earnings at our leased and managed senior living communities could be materially and adversely affected. In addition, the advanced ages of residents at our leased and managed senior living communities make resident turnover rates difficult to predict.

Risks Related to Our Business
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To retain our qualification for taxation as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may be also unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
Increasing interest rates may adversely affect us.
Since the most recent U.S. economic recession, the U.S. Federal Reserve has taken actions that have resulted in low interest rates for a long period of time. In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and market interest rates rose after the recent U.S. presidential election in anticipation of possible increased government spending and inflation. Market interest rates may continue to increase, and increases may materially and negatively affect us in several ways, including:

•
Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay or may sell our common shares and seek alternate investments with a higher distribution rate. Sales of our common shares may cause a decline in the market price of our common shares.

•
Amounts outstanding under our revolving credit facility and term loans require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain the rate of distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

•
Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the market price of our common shares to decline.

We are limited in our ability to operate or manage our properties and are thus dependent on our tenants and managers.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing health care facilities, we do not operate or manage our senior living communities. Instead, we lease nearly all of our senior living communities to operating companies or to our subsidiaries that qualify as TRSs under the IRC. We have retained third party managers to operate our senior living communities that are leased to our subsidiaries. Our income from our properties may be adversely affected if our tenants or managers fail to provide quality services and amenities to residents or if they fail to maintain quality services. While we monitor the performance of our tenants and managers and apply asset management strategies and discipline, we have limited recourse under our leases and management agreements if we believe that our tenants or managers are not performing adequately. Any failure by our tenants or managers to fully perform the duties agreed to in our leases and management agreements could adversely affect our results of operations. In addition, our tenants and managers operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest, and fees paid to our managers are often set as a percentage of gross revenues rather than profits. As a result, our tenants and managers have made, and may in the future make, decisions regarding competing properties or our properties’ operations that may not be in our best interests.

Our properties and their operations are subject to extensive regulations.
Various government authorities mandate certain physical characteristics of senior housing properties, clinics, other healthcare communities and biotechnology laboratories. Changes in laws and regulations relating to these matters may require significant expenditures. Our leases, other than our MOB leases, and our management agreements generally require our tenants or managers to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our tenants or managers may neglect maintenance of our properties if they suffer financial distress. Under some of our leases, we have agreed to fund capital expenditures in return for rent increases and minimum returns due to us, with respect to our managed senior living communities increase by a defined percentage of the capital expenditures we fund at those communities. Our available financial resources or those of our tenants or managers may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants’ financial resources may be insufficient to satisfy their increased rental payments to us or our managed senior living communities may fail to generate profits sufficient to fund our minimum returns.
Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities, clinics and other healthcare communities to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior living operators, and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti‑fraud investigations in healthcare operations generally. The ACA also facilitates the DOJ’s ability to investigate allegations of wrongdoing or fraud at SNFs. When violations of anti‑fraud, false claims, anti-kickback or physician referral laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification or revocation of a license or Medicare/Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our tenants and managers receive notices of potential sanctions from time to time, and government authorities impose such sanctions from time to time on our communities which our tenants and managers operate. If our tenants or managers are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants’ ability to pay rents to us, our returns and our ability to identify substitute tenants or managers. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, CONs, and Medicare and Medicaid participation, may also limit or delay our ability to find substitute tenants or managers. If any of our tenants or managers becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent or generate and pay our minimum returns because it has violated government regulations or payment laws, such incidents may trigger a default under their leases and management agreements with us and our or our tenants’ or managers’ credit agreements, and we may experience difficulty in finding a substitute tenant or manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.
Various laws administered by the FDA and other agencies regulate the operations of our tenants that operate biotechnology laboratories that develop, manufacture, market or distribute pharmaceuticals or medical devices. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer’s failure to comply with regulatory requirements, including anti‑fraud, false claims, anti-kickback or physician referral laws. Other concerns affecting our biotechnology laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotechnology laboratory tenants to pay rent to us.
We may be unable to grow our business by acquisitions of additional properties.
Part of our business plan involves the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies;

•	contingencies in our acquisition agreements; and

•	the availability and terms of financing.
Additionally, we might encounter unanticipated difficulties and expenditures relating to any acquired properties. For example:

•
we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction;

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;

•	the occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter;

•	property operating costs for our acquired properties may be higher than anticipated, and our acquired properties may not yield expected returns;

•
we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by residents, vendors or other persons related to actions taken by former owners of properties; and

•	acquired properties might require significant management attention that would otherwise be devoted to our ongoing business.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed and may cause us to experience losses.
We and our tenants and managers face significant competition.
We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and other public and private companies. Because of competition, we may be unable to acquire, or may pay a significantly increased purchase price for, a desired property, which would reduce our expected returns from that property. Some of our competitors may have greater financial and other resources than us. Further, during prior periods of economic recession, some investors have focused on healthcare real estate investments because of a belief that these types of investments may be less affected by general economic circumstances than most other investments. Low historical market interest rates and increased leverage utilized by financial and other buyers have caused purchase prices for healthcare real estate investments to increase, therefore decreasing rates of returns. Such conditions have resulted in increased competition for investments, fewer available investment opportunities and lower spreads over the cost of capital. If such conditions continue for a protracted period, our ability to grow our business and improve our financial results may be materially and adversely affected.
We face also face competition for tenants at our properties, particularly at our MOBs. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties which may increase the competition we face. These competitive pressures may affect our ability to attract and retain tenants and may reduce the rents we are able to charge.
Further, our tenants and managers compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. Some of our tenants’ and managers’ existing competitors are larger and have greater financial resources than they do and some of their competitors are not for profit entities which have endowment income and may not face the same financial pressures that they do. We cannot be sure that our tenants and managers will be able to attract a sufficient number of residents to our leased and managed senior living communities at rates that will generate acceptable returns or that they will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow them to compete successfully and operate our senior living communities profitably.

Competition from newly developed senior living communities may adversely affect the profitability of our senior living communities.
In recent years, a significant number of new senior living communities have been developed, and we expect this increased development activity to continue in the future. This development activity has increased competitive pressures on our tenants and managers, particularly in the geographic markets where this development activity has been most focused, including Arizona, Georgia and Texas. These competitive pressures may prevent our tenants and managers from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases and management agreements, reduce the rents we may collect from our leased senior living communities and adversely affect the profitability of our managed senior living communities, and may cause the value of our properties to decline.
We may be unable to lease our properties when our leases expire, and we may experience declining rents or incur significant costs to renew our leases or to lease our properties to new tenants.
Although we typically will seek to renew our leases with current tenants when they expire, we cannot be sure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to locate new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties. When we renew our leases with current tenants or lease to new tenants, we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Moreover, many of our MOB properties have been specially designed for the particular business of our tenants; if the current leases for such properties are terminated or are not renewed, we may be required to renovate such properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease such properties to new tenants.
Current office space utilization trends may adversely impact our business.
There is a general trend in office real estate for companies to decrease the space they occupy per employee. This increase in office utilization rates may result in our MOB tenants renewing their leases for less area than they currently occupy, which could increase the vacancy and decrease rental income at our MOBs. The need to reconfigure leased office space to increase utilization also may require us to spend increased amounts for tenant improvements.
Current government policies regarding interest rates and trade policies may cause a recession.
The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates, changing U.S. and other countries’ trade policies and declining foreign economic conditions and markets may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these market challenges and global uncertainty and achieve meaningful and sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our tenants and managers, could impact the ability of our tenants and managers to renew our leases or management agreements or pay rents or returns to us, and may cause the value of our properties to decline.
Ownership of real estate is subject to environmental and climate change risks.
Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants or managers, abutters or other persons. Various federal and state laws impose liabilities upon property owners, including us, for environmental damages arising at, or migrating from, owned properties, and we cannot be sure that we will not be held liable for the costs of environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial.
We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
Some observers believe severe weather activities in different parts of the country over the last few years is evidence of global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. Further, the political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. These or future laws may cause costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or require us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Impact of Climate Change” in Part II, Item 7 of this Annual Report on Form 10-K.
Real estate ownership creates risks and liabilities.
In addition to the risks related to environmental hazards and climate change, our business is subject to other risks associated with real estate ownership, including:

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in government regulations; and

•	litigation incidental to our business.
We have debt and we may incur additional debt.
As of December 31, 2016, our consolidated indebtedness was $3.7 billion, our consolidated indebtedness to total gross assets ratio was 43.4% and we had $673.0 million available for borrowing under our $1.0 billion revolving credit facility. Our revolving credit facility may be increased to up to $1.5 billion, our $350.0 million term loan may be increased to up to $700.0 million and our $200.0 million term loan may be increased to up to $400.0 million, in each case under certain circumstances. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt.
Our incurring excessive debt could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and jeopardize our ability to maintain investment grade ratings. These obligations may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. As a result, we are subject to numerous risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt or to enable us to sustain our rate of distribution to our shareholders. In addition, amounts outstanding under our revolving credit facility and term loans require interest to be paid at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due. For further information regarding our exposure to risks associated with market changes in interest rates, please see elsewhere in this Annual Report on Form 10-K, including Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that any hedging counterparty will meet its obligations to us. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition and jeopardize our ability to maintain investment grade ratings.
If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including our revolving credit facility and term loans and our senior unsecured notes indentures and their supplements. In such case, our lenders may demand immediate payment of any outstanding indebtedness and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements contain terms limiting our ability to incur additional debt. These terms, or our failure or inability to meet them, could adversely affect our business and may prevent us from making distributions to our shareholders.
Our revolving credit facility and our term loan agreements include various conditions to our borrowing, financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default. Our senior unsecured notes indentures and their supplements also impose customary restrictions on us, including requiring us to comply with certain debt to asset ratios and debt service coverage ratios if we want to incur additional debt and requiring us to maintain at least a specified ratio of total unencumbered assets to debt. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our shareholders. Further, if we are unable to borrow under our revolving credit facility, we may be unable to meet our obligations or grow our business by acquiring additional properties.
If we default under our credit or term loan agreements, our lenders may demand immediate payment of any amounts outstanding and may elect not to fund future borrowings under our revolving credit facility or term loans. During the continuance of any event of default under our credit or term loan agreements, we may be limited or in some cases prohibited from making distributions to our shareholders. Any such default would likely have serious and adverse consequences to us and would likely cause the market price of our common shares to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our revolving credit facility and term loan agreements or senior unsecured notes indentures and their supplements.
RMR LLC and Five Star rely on information technology networks and related systems, and any material failure, inadequacy, interruption or security failure of those networks and systems could materially and adversely affect us.
The information technology networks and related systems of RMR LLC and Five Star are essential to their ability to perform our day to day operations (including managing our building systems), in the case of RMR LLC, and to operate our managed senior living communities, in the case of Five Star. As a result, we face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons who access RMR LLC’s or Five Star’s systems from inside or outside the RMR LLC or Five Star organizations and other significant disruptions of their information technology networks and related systems. A security breach or other significant disruption involving RMR LLC’s or Five Star’s information technology networks and related systems could disrupt our operations and/or those of our managed senior living communities; result in the unauthorized access to, and the destruction, loss, theft, misappropriation or release of, proprietary, personally identifiable, protected health, confidential, sensitive or otherwise valuable information, which others could use to compete against us or which could expose us to damage claims by third parties for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our business relationships or reputation generally. Any or all of the foregoing could materially and adversely affect us.
Although RMR LLC and Five Star take various actions to maintain the security and integrity of their information technology networks and related systems, and have implemented various measures to manage the risk of a security breach or disruption, we cannot be sure that their security efforts and measures will be effective or that any attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, RMR LLC and Five Star may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. It is therefore not possible for this risk to be entirely mitigated.
Real estate construction and redevelopment creates risks.
Part of our business plan involves the possible development or redevelopment of some of our properties as the existing leases or management agreements expire or as our tenants’ or managers’ needs evolve. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of leased properties, including the risks that financing may not be available on favorable terms for development projects and construction may not be completed on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing such properties and generating cash flow. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of the foregoing in connection with our development or redevelopment activities could have an adverse effect on our financial condition and results of operations. In addition, development activities, regardless of whether or not they are ultimately successful, typically require a substantial amount of management’s time and attention which could take management’s time away from our other day to day operations.
Insurance on our properties may not adequately cover all losses, and uninsured losses could materially and adversely affect us.
We or our tenants are generally responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire and extended coverage and rental or business interruption loss insurance. Either we purchase the insurance ourselves and, except in the case of our managed senior living communities, our tenants are required to reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. In the future, we may acquire properties for which we are responsible for the costs of insurance. Depending upon the location of the property, losses of a catastrophic nature, such as those caused by hurricanes, flooding, tsunamis, volcanic eruptions and earthquakes, may be covered by insurance policies with limitations such as large deductibles or co‑payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property, and we could be materially and adversely affected.
Our use of joint ventures may limit our flexibility with jointly owned investments.
We may in the future acquire, develop or recapitalize properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to risks, including the following:

•	we may share approval rights over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture;

•	we may be required to contribute additional capital if our partners fail to fund their share of any required capital contributions;

•
our joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease or release the property, operate the property or maintain our qualification as a REIT;

•
our joint venture partners may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification as a REIT;

•	our ability to sell the interest on advantageous terms when we so desire may be limited or restricted under the terms of the applicable joint venture agreements; and

•	disagreements with our joint venture partners could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disabilities Act and certain similar state statutes, places of public accommodation and many commercial properties must meet specified requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with these laws. In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants. These expenditures may have an adverse impact on our financial results and the market price of our common shares.
Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While our management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, has adopted new accounting rules, to be effective for fiscal years ending after December 2018, which will require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet”

basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, the rules could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new rules may also make lease renewal options less attractive because under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
Risks Related to Our Relationships with RMR Inc., RMR LLC and Five Star
We may not realize the expected benefits of our acquisition of an interest in RMR Inc.
On June 5, 2015, we participated in a transaction with RMR Inc., RMR LLC, ABP Trust and three other REITs to which RMR LLC provides management services in which, among other things, we acquired 5,272,787 shares of RMR Inc.’s Class A common stock, ABP Trust acquired 2,345,000 of our common shares and we amended our management agreements with RMR LLC and extended them for continuing 20 year terms, or the Up-C Transaction. In December 2015, we distributed 2,635,379 of the shares of RMR Inc.’s Class A common stock that we received in the Up-C Transaction pro rata to our shareholders. We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC, Adam Portnoy and Barry Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC. However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business and the limited public market for RMR Inc.’s securities, among others, which may result in us losing some or all of our investment in RMR Inc. or otherwise not realizing the benefits we expect from the Up-C Transaction. For further information on the Up-C Transaction, see Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Each of our executive officers is also an officer of RMR LLC. Because our executive officers have duties to RMR LLC as well as to us, we do not have their undivided attention. They face conflicts in allocating their time and resources between us and RMR LLC and other companies to which it provides services.
Our management structure and agreements and relationships with RMR LLC and RMR LLC’s and its controlling shareholders’ relationships with others may create conflicts of interest, or the appearance of such conflicts, and may restrict our investment activities.
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
RMR LLC also acts as the manager for three other Nasdaq listed REITs: GOV, which primarily owns properties that are majority leased to government tenants; HPT, which owns hotels and travel centers; and SIR, which primarily owns and invests in net leased, single tenant properties. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, our largest tenant and the manager of our managed senior living communities; TA, which operates and franchises travel centers, convenience stores and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities and relationships could create competition for the time and efforts of RMR LLC, Adam Portnoy and Barry Portnoy and give rise to conflicts of interest or the appearance of such conflicts of interest.

As a result of these relationships, our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees. If we do not effectively manage our investment, disposition, and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us.
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
Adam Portnoy is a managing director, president, chief executive officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC and Barry Portnoy is a managing director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Adam Portnoy and Barry Portnoy (through ABP Trust) also own class A membership units of RMR LLC. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies to which RMR LLC provides management services. Our executive officers are also officers of RMR LLC. In addition to their investments in RMR Inc. and RMR LLC, our Managing Trustees hold equity investments in other companies to which RMR LLC provides management services and some of these companies have significant cross ownership interests, including, for example: our Managing Trustees own, directly or indirectly, in aggregate 1.3% of our outstanding common shares, 36.7% of Five Star’s outstanding common shares, 1.4% of HPT’s outstanding common shares, 2.5% of GOV’s outstanding common shares and 1.9% of SIR’s outstanding common shares; we own 8.5% of Five Star’s outstanding common shares; GOV owns 27.9% of SIR’s outstanding common shares; and HPT owns 8.7% of TA’s outstanding common shares. Our executive officers may also own equity investments in other companies to which RMR LLC provides management services. Such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC provides management services and their related parties. Conflicts of interest or the appearance of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related persons, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.
Because of the various relationships among us, GOV, RMR Inc., RMR LLC and the other REITs to which RMR LLC provides management services, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of our management agreements for continuing 20 year terms, are among related persons. The Up-C Transaction and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the other REITs to which RMR LLC provides management services, or the Joint Special Committee, and were separately approved and adopted by an Independent Trustee of ours who did not serve as an independent trustee of any of the other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees. Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and Centerview Partners LLC acted as financial advisor to our Special Committee. Nonetheless, because of these various relationships, the Up-C Transaction was not negotiated on an arm’s length basis among unrelated third parties, and therefore may not be on terms as favorable to us or the other REITs to which RMR LLC provides management services as it would have been if it was negotiated on an arm’s length basis among unrelated parties. As a result of these relationships, we may be subject to increased risk that our shareholders or the shareholders of the other REITs to which RMR LLC provides management services may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction. Any such challenge could result in substantial costs and a diversion our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.

The termination of our management agreements may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the agreement, payable to RMR LLC for the then remaining term, which depending on the time of termination would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.
Our management arrangements with RMR LLC may discourage a change of control of us.
Our management agreements with RMR LLC have continuing 20 year terms that renew annually. As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR LLC a substantial termination fee. For these reasons, our management agreements with RMR LLC may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.
In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR Inc., RMR LLC, Five Star, AIC, the other businesses and entities to which RMR LLC provides management services, Adam Portnoy and Barry Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees and vote against our say on pay vote or other management proposals. These recommendations may affect the outcome of our Board elections and impact our governance, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
Our business dealings with Five Star may create conflicts of interest or the appearance of such conflicts of interest.
Five Star was originally organized as our subsidiary. We distributed substantially all of our Five Star common shares to our shareholders on December 31, 2001. RMR LLC provides management services to both us and Five Star. Adam Portnoy and Barry Portnoy, our Managing Trustees, are Five Star’s largest stockholders, owning, directly or indirectly, in aggregate 36.7% of Five Star’s outstanding common shares. Barry Portnoy serves as a managing director of Five Star. Five Star is our largest tenant and, as of December 31, 2016, Five Star leased 185 senior living communities from us and also managed 68 of our senior living communities.
The historical and continuing relationships which we, RMR LLC and our Managing Trustees have with Five Star could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC provides management services and their related parties. As a result of these relationships, our agreements with Five Star were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Conflicts of interest or the appearance of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

We may experience losses from our business dealings with AIC.
We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested approximately $6.0 million in AIC. We and those other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust, bylaws and contracts, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust prohibits any shareholder other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

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

Our ownership interest in AIC may prevent shareholders from accumulating a large stake in us, from nominating or serving as Trustees, or from taking actions to otherwise control our business.
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
Our declaration of trust and indemnification agreements require us to indemnify any present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in those and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit our shareholders' recourse in the event of actions not in their best interest.
Disputes with Five Star or RMR LLC and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.
Our contracts with Five Star and RMR LLC provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that certain disputes by our shareholders against us or against our Trustees and officers, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation in courts against Five Star, RMR LLC or our Trustees and officers for disputes referred to arbitration in accordance with our bylaws. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. These choice of forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager or agents.

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

Risks Related to Our Taxation
The loss of our status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.
As a REIT, we generally do not pay federal or state income taxes. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will continue to afford favorable income tax treatment to REITs and their shareholders.
Maintaining our qualification for taxation as a REIT will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we cease to qualify for taxation as a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility and term loan agreements, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our qualification for taxation as a REIT for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
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
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. See “Business—Material United States Federal Income Tax Considerations—Taxation as a REIT.” Also, some state jurisdictions may in the future limit or eliminate certain favorable deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.
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

Risks Related to Our Securities
Our distributions to our shareholders may decline.
We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make or sustain the rate of our distributions will be adversely affected if any of the risks described herein, or other significant events, occur;

•
our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements and may be subject to restrictions in future debt obligations we may incur; and

•
any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements, our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those contained in our revolving credit facility and term loan agreements), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.
Changes in market conditions could adversely affect the market price of our common shares.
As with other publicly traded equity securities and REIT securities, the market price of our common shares depends on various market conditions that may change from time to time, including:

•	the extent of investor interest in our securities;

•
the general reputation of REITs and externally managed companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;

•	our underlying asset value;

•	investor confidence in the stock and bond markets, generally;

•	market interest rates;

•	national economic conditions;

•	changes in tax laws;

•	changes in our credit ratings; and

•	general market conditions.
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase in the near to intermediate term. If market interest rates continue to increase, or if there is market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the market price of our common shares to decline.
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
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not be, guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2016, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $1.2 billion.

The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion of or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2016, we had $1.1 billion in secured debt, net of unamortized debt issuance costs, premiums and discounts.

There may be no public market for certain of the Notes, and one may not develop, be maintained or be liquid.
We have not applied for listing of certain of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for such Notes, the ability of any holder to sell such Notes or the price at which holders would be able to sell such Notes. If a market for such Notes does not develop, holders may be unable to resell such Notes for an extended period of time, if at all. If a market for such Notes does develop, it may not continue, or it may not be sufficiently liquid to allow holders to resell such Notes. Consequently, holders of such Notes may not be able to liquidate their investment readily, and lenders may not readily accept such Notes as collateral for loans.
The Notes may trade at a discount from their initial issue price or principal amount, depending upon many factors, including prevailing interest rates, the ratings assigned by rating agencies, the market for similar securities and other factors, including general economic conditions and our financial condition, performance and prospects. Any decline in market prices, regardless of cause, may adversely affect the liquidity and trading markets for the Notes.
A downgrade in credit ratings could materially adversely affect the market price of the Notes and may increase our cost of capital.
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
Redemption may adversely affect noteholders’ return on the Notes.
We have the right to redeem some or all of the outstanding Notes prior to maturity and may have such a right with respect to any Notes we issue in the future. We may redeem such Notes at times when prevailing interest rates may be relatively low compared to the interest rate of such Notes. Accordingly, noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Notes.
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
At December 31, 2016, we had real estate investments totaling $7.7 billion, at undepreciated cost, in 433 properties (459 buildings). At December 31, 2016, 45 properties (47 buildings) with an aggregate cost of $1.7 billion and an aggregate carrying value of $1.4 billion were mortgaged or subject to capital lease obligations with an aggregate principal balance of $1.1 billion.
The following table summarizes certain information about our properties as of December 31, 2016. All dollar amounts are in thousands:

Location of Properties by State	Number of Properties	Number of Buildings	Undepreciated Carrying Value	Net Book Value
Alabama	7	7	$67,503	$57,252
Arizona	11	11	172,935	127,753
Arkansas	3	3	31,412	30,025
California	26	31	787,194	649,860
Colorado	12	13	121,521	94,657
Connecticut	2	2	11,063	9,272
Delaware	6	6	93,990	63,659
District of Columbia	2	2	70,171	62,605
Florida	30	35	741,495	565,981
Georgia	33	33	410,674	361,637
Hawaii	1	1	68,701	62,272
Idaho	2	2	17,886	16,000
Illinois	15	16	216,052	181,539
Indiana	13	13	207,809	174,049
Iowa	4	4	10,315	4,431
Kansas	4	4	58,924	40,924
Kentucky	9	9	101,663	63,214
Louisiana	6	6	7,025	6,725
Maryland	15	15	317,457	244,906
Massachusetts	21	24	1,107,336	1,014,003
Michigan	5	5	16,836	11,071
Minnesota	9	11	126,575	107,137
Mississippi	3	3	27,176	22,761
Missouri	7	7	148,122	140,935
Montana	1	1	29,366	28,105
Nebraska	13	13	63,205	45,149
Nevada	2	2	77,302	68,987
New Jersey	5	5	181,669	150,884
New Mexico	5	6	100,796	78,226
New York	6	7	218,086	189,691
North Carolina	18	18	258,528	228,563
Ohio	4	5	64,424	47,126
Oregon	3	3	116,978	112,100
Pennsylvania	18	18	166,836	127,959
Rhode Island	1	1	10,052	9,606
South Carolina	23	23	197,539	164,608
South Dakota	3	3	7,589	3,066
Tennessee	14	14	99,079	80,578
Texas	28	28	526,891	416,803
Virginia	18	20	254,899	190,569
Washington	6	7	92,167	82,619
Wisconsin	17	20	316,620	261,573
Wyoming	2	2	8,662	3,632
Total	433	459	$7,730,523	$6,402,512

Of the properties listed above, 304 (304 buildings) are senior living communities, 119 (145 buildings) are MOBs and 10 (10 buildings) are wellness centers.

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
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares were traded on the New York Stock Exchange, or the NYSE (symbol: SNH), through June 30, 2016. Beginning on July 1, 2016, our common shares are traded on the Nasdaq (symbol: SNH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE or Nasdaq, as applicable:

	High	Low
2016
First Quarter	$17.93	$13.53
Second Quarter	$21.38	$17.05
Third Quarter	$23.85	$20.95
Fourth Quarter	$22.94	$17.14

	High	Low
2015
First Quarter	$23.83	$21.19
Second Quarter	$22.41	$17.52
Third Quarter	$18.25	$14.98
Fourth Quarter	$17.16	$13.63
The closing price of our common shares on the Nasdaq on February 1, 2017 was $18.93 per share. As of February 1, 2017, there were 1,717 shareholders of record of our common shares.
Information about cash distributions declared on our common shares is summarized in the table below. Common share cash distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions per Common Share
	2016	2015
First Quarter	$0.39	$0.39
Second Quarter	$0.39	$0.39
Third Quarter	$0.39	$0.39
Fourth Quarter	$0.39	$0.39
We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of distributions we do pay will not decrease.
In addition to the cash distributions paid to our common shareholders in 2015, on December 14, 2015, we distributed 2,635,379 shares, or 0.0111 of a share for each of our common shares, of RMR Inc. class A common stock we owned to our common shareholders as a special distribution.  This distribution resulted in a taxable in-kind distribution of $0.1320 for each of our common shares.

Item 6.  Selected Financial Data.
The following table sets forth selected financial data for the periods and dates indicated. Comparative results are affected by property acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Amounts in the table below (but not the footnotes to the table) are in thousands, except per share data.

	2016	2015		2014	2013	2012
Income Statement Data:
Rental income	$666,200	$630,899		$526,703	$459,380	$450,769
Residents fees and services(1)	$391,822	$367,874		$318,184	$302,058	$184,031
Net income(2)(3)	$141,295	$123,968		$158,637	$151,164	$135,884
Common distributions declared(4)	$370,518	$369,468		$311,912	$293,474	$266,589
Weighted average shares outstanding (basic)	237,345	232,931		198,868	187,271	169,508
Weighted average shares outstanding (diluted)	237,382	232,963		198,894	187,414	169,671
Basic and Diluted Per Common Share Data:
Net income(2)(3)	$0.60	$0.53		$0.80	$0.81	$0.80
Cash distributions declared to common shareholders(4)	$1.56	$1.56	(5)	$1.56	$1.56	$1.54
Balance Sheet Data:
Real estate properties, at undepreciated cost, net of impairment losses	$7,730,523	$7,456,940		$6,222,360	$5,263,625	$5,019,615
Total assets (6)	$7,227,754	$7,160,090		$5,941,930	$4,742,317	$4,722,794
Total indebtedness (6)	$3,714,465	$3,479,136		$2,774,365	$1,870,415	$1,981,322
Total shareholders’ equity	$3,199,405	$3,359,760		$2,952,407	$2,776,989	$2,646,568

(1)
We earn residents fees and services primarily from the provision of housing and services to the residents of our managed senior living communities by third parties. We recognize residents fees and services as the housing and services are provided.

(2)
Includes impairment of assets charges of $18.7 million ($0.08 per basic and diluted share) and losses on early extinguishments of debt of $0.5 million (less than $0.01 per basic and diluted share) in 2016. Includes a loss on distribution to common shareholders of RMR Inc. common stock of $38.4 million ($0.16 per basic and diluted share) in 2015, impairment of assets charges of $0.2 million (less than $0.01 per basic and diluted share) and losses on early extinguishments of debt of $1.9 million ($0.01 per basic and diluted share) in 2015. Includes impairment of assets charges of $4.4 million ($0.02 per basic and diluted share) in 2014. Includes impairment of assets charges of $45.6 million ($0.24 per basic and diluted share) and losses on early extinguishments of debt of $0.8 million (less than $0.01 per basic and diluted share) in 2013. Includes impairment of assets charges of $3.1 million ($0.02 per basic and diluted share) and losses on early extinguishments of debt of $6.3 million ($0.04 per basic and diluted share) in 2012.

(3)
Includes gain on sale of properties of $4.1 million ($0.02 per basic and diluted share) in 2016. Includes gains on sales of properties of $5.5 million ($0.03 per basic and diluted share) and $37.4 million ($0.20 per basic and diluted share) in 2014 and 2013, respectively. Includes losses on sales of properties of $0.1 million (less than $0.01 per basic and diluted share) in 2012. In May 2012, we entered an agreement with subsidiaries of Sunrise Senior Living, Inc., or Sunrise, for early terminations of leases for 10 senior living communities, which were previously scheduled to terminate on December 31, 2013; the leases for all of these ten communities were terminated prior to December 31, 2012, and resulted in gains on lease terminations of approximately $0.4 million (less than $0.01 per basic and diluted share) in 2012.

(4)
On January 13, 2017, we declared a quarterly distribution of $0.39 per share, or $92.6 million, to be paid to common shareholders of record on January 23, 2017. We paid this distribution on February 21, 2017.

(5)	Excludes a $0.13 per share non-cash distribution of RMR Inc. class A common stock to our common shareholders on December 14, 2015.

(6)
The periods presented have been restated to reflect the adoption of Accounting Standards Update No. 2015-03, Debt Issuance Costs, which requires the reclassification of certain debt issuance costs as an offset to the associated debt liability in our consolidated balance sheets.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except per living unit / bed or square foot data):

(As of December 31, 2016)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value of Properties(1)	% of Total Investment	Investment per Unit/Bed or Square Foot(2)	2016 NOI(3)	% of 2016 NOI
Facility Type
Independent living(4)	68	16,452		$2,278,668	29.5%	$138,504	$191,259	29.2%
Assisted living(4)	197	14,425		2,003,003	25.9%	$138,856	161,596	24.7%
Skilled nursing facilities(4)	39	4,131		183,249	2.4%	$44,359	18,245	2.8%
Subtotal senior living communities	304	35,008		4,464,920	57.8%	$127,540	371,100	56.7%
MOBs(5)	119	11,431,292	sq. ft.	3,085,586	39.9%	$270	265,078	40.5%
Wellness centers	10	812,000	sq. ft.	180,017	2.3%	$222	18,270	2.8%
Total	433			$7,730,523	100.0%		$654,448	100.0%

Tenant/Operator/Managed Properties(5)
Five Star	185	20,187		$2,293,257	29.8%	$113,601	203,337	31.1%
Sunrise / Marriott(6)	4	1,619		126,326	1.6%	$78,027	14,783	2.3%
Brookdale Senior Living	18	894		67,210	0.9%	$75,179	9,109	1.4%
11 private senior living companies (combined)	29	3,520		507,216	6.6%	$144,095	45,244	6.9%
Subtotal triple net leased senior living communities	236	26,220		2,994,009	38.9%	$114,188	272,473	41.7%
Managed senior living communities(7)	68	8,788		1,470,911	18.9%	$167,377	98,627	15.0%
Subtotal senior living communities	304	35,008		4,464,920	57.8%	$127,540	371,100	56.7%
MOBs(5)	119	11,431,292	sq. ft.	3,085,586	39.9%	$270	265,078	40.5%
Wellness centers	10	812,000	sq. ft.	180,017	2.3%	$222	18,270	2.8%
Total	433			$7,730,523	100.0%		$654,448	100.0%

Tenant/Managed Property Operating Statistics(8)

	Rent Coverage		Occupancy
	2016	2015	2016	2015
Five Star	1.21x	1.23x	83.9%	84.8%
Sunrise / Marriott(6)	1.98x	1.98x	91.0%	91.4%
Brookdale Senior Living	2.64x	2.77x	85.6%	90.9%
11 private senior living companies (combined)	1.25x	1.46x	88.8%	87.2%
Subtotal triple net leased senior living communities	1.31x	1.35x	85.1%	85.6%
Managed senior living communities(7)	N/A	N/A	87.3%	88.2%
Subtotal senior living communities	1.31x	1.35x	85.6%	86.2%
MOBs(5)	N/A	N/A	96.5%	96.4%
Wellness centers	1.89x	1.93x	100.0%	100.0%
Total	1.35x	1.39x

(1)	Amounts are at cost before depreciation, but after impairment write downs, if any.

(2)	Represents investment carrying value divided by the number of living units, beds or rentable square feet at December 31, 2016.

(3)
NOI is defined and calculated by reporting segment and reconciled to net income below in this Item 7. Excludes NOI from properties that were sold or that was earned from properties prior to the transfer of operations to our TRSs during the periods presented.

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

(6)	Marriott International, Inc., or Marriott, guarantees the lessee’s obligations under these leases.

(7)	These senior living communities are managed for our account. The occupancy for the 12 month period ended or, if shorter, from the date of acquisitions through, December 31, 2016 was 87.2%.

(8)
Operating data for multi‑tenant MOBs are presented as of December 31, 2016 and 2015; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended September 30, 2016 and September 30, 2015, or the most recent prior period for which tenant and manager operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

We have four operating segments, of which three are separate reporting segments: (1) triple net leased senior living communities that provide short term and long term residential care and other services for residents, (2) managed senior living communities that provide short term and long term residential care and other services for residents and (3) MOBs. The “All Other” category includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which we do not consider to be sufficiently material to constitute a separate reporting segment.

Triple Net Leased Senior Living Communities.
The following chart presents a summary of our triple net leased senior living community leases as of December 31, 2016 (dollars in thousands).This summary should be read in conjunction with the more detailed descriptions of our leases set forth below and under "Business - Lease Terms" in Part I, Item 1 of this Annual Report on Form 10-K.

Tenant / Operator	Number of Properties	Number of Leases	Units/Beds	Investment Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	Lease Expiration	Renewal Options
Five Star	185	5	20,187	$2,293,257	1,650,764	209,011	2024-2032	2 for 10 or 15 years each.
Sunrise Senior Living, Inc.	4	4	1,619	126,326	62,101	14,781	2023	3 for 5 years each.
Pacifica Senior Living	8	8	644	116,255	111,347	13,424	2023	2 for 5 years each.
Generations LLC	1	1	343	80,731	77,328	4,708	2030	2 for 10 years each.
Radiant Senior Living, Inc.	4	4	338	67,500	64,721	5,171	2023-2024	2 for 5 years each.
Brookdale Senior Living, Inc.	18	1	894	67,210	45,948	9,101	2032	1 for 15 years.
Stellar Senior Living, LLC	5	1	661	65,899	59,663	5,521	2027-2028	2 for 10 years each.
Senior Living Communities, LLC	1	1	213	59,974	57,374	3,857	2033	2 for 5 years each.
MorningStar Senior Living, LLC	1	1	238	49,690	47,498	3,049	2028	2 for 5 years each.
Oaks Senior Living, LLC (6)	3	3	264	45,335	43,519	4,523	2024-2030	2 for 10 years each and 2 for 5 years each.
Healthquest, Inc.	3	1	361	7,589	3,066	1,424	2021	1 for 10 years.
Evergreen Washington Healthcare, LLC	1	1	103	5,193	2,123	1,462	2030	1 for 10 years.
Covenant Care, LLC	1	1	180	4,846	2,978	1,791	2030	1 for 15 years.
The MacIntosh Company	1	1	175	4,204	2,140	590	2019	1 for 10 years.
Totals	236	33	26,220	$2,994,009	$2,230,570	$278,413

(1)
Annualized rental income for 2016 is based on rents pursuant to existing leases as of December 31, 2016. Includes percentage rent totaling $10.2 million for the year ended December 31, 2016, based on increases in gross revenues at certain properties.

Five Star:  We lease 185 senior living communities to Five Star for annual rent of $209.0 million as of December 31, 2016, including percentage rent based on increases in gross revenues at certain properties ($5.7 million in 2016). These rent amounts include rent payable to us as a result of our purchase of improvements to our properties leased to Five Star, pursuant to the terms of the leases. Five Star (Nasdaq: FVE) was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2001. A large majority of the revenues at these senior living communities is derived from private resources. For the year ended December 31, 2016, Five Star paid percentage rent equal to 4% of the increase in gross revenues at certain of our senior living communities over base year gross revenues as specified in the lease terms.

Lease No. 1  expires in 2024 and includes 83 communities, including independent living communities, assisted living communities and SNFs. At December 31, 2016, the annual rent for Lease No. 1 included percentage rent of $1.6 million for 2016. Lease No. 2 expires in 2026 and includes 47 communities, including independent living communities, assisted living communities and SNFs. At December 31, 2016, the annual rent for Lease No. 2 included percentage rent of $2.1 million for 2016. Lease No. 3 expires in 2028 and includes 17 communities, including independent living and assisted living communities, all of which secure mortgage debts payable to the Federal National Mortgage Association. At December 31, 2016, the annual rent for Lease No. 3 included percentage rent of $1.0 million for 2016. Lease No. 4 expires in 2032 and includes 29 communities, including independent living communities, assisted living communities and SNFs. At December 31, 2016, the annual rent for Lease No. 4 included percentage rent of $0.9 million for 2016.
In June 2016, we purchased seven senior living communities from Five Star, and simultaneously entered into a new long term lease agreement (Lease No. 5) whereby we leased those senior living communities back to Five Star. The initial term of this lease expires in 2028, and percentage rent commences in 2018. In December 2016, we acquired two senior living communities and upon acquisition, leased these communities to Five Star and amended Lease No. 5 to include these communities.
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
Sunrise Senior Living, Inc:  We leased four communities that include assisted living, independent living and SNF units to subsidiaries of Sunrise, which communities were, until 2003, owned by Marriott. In 2016, Sunrise exercised its option to extend these leases until 2023. At December 31, 2016, the annual rent for these leases included percentage rent of $2.3 million for 2016 based on increases in gross revenues at these communities. A large majority of our tenants’ revenues at these senior living communities is derived from private resources. Marriott guarantees the rent due to us for these 4 communities.
Pacifica Senior Living: We lease eight assisted living communities to subsidiaries of Pacifica Senior Living, or Pacifica, a privately owned company, until 2023. The rent payable to us is scheduled to increase at agreed upon times during the lease term. A large majority of these tenants’ revenues at our senior living communities leased to Pacifica’s subsidiaries is derived from private resources. An affiliate of the tenants has provided limited guarantees of these leases and these lease obligations are secured by deposits totaling approximately $3.8 million.
We previously leased an additional assisted living community to Pacifica. In April 2016, we and Pacifica terminated this lease. We entered into a new management agreement with Five Star to manage this community for our account under a TRS structure.

Generations LLC: We lease one independent living community to a subsidiary of Generations LLC, a privately owned company, until 2030. The rent payable to us under this lease is scheduled to increase at agreed upon times during the lease term. A large majority of this tenant’s revenues at this senior living community is derived from private resources. Generations LLC, provides a limited guarantee of this lease.

Radiant Senior Living, Inc.: We lease four assisted living communities to subsidiaries of Radiant Senior Living,Inc., a privately owned company, until 2023 and 2024. The rent payable to us under these leases is scheduled to increase at agreed upon times during the lease terms. A large majority of our tenants’ revenues at these senior living communities is derived from private resources. These lease obligations are secured by security deposits totaling approximately $0.2 million.
Brookdale Senior Living, Inc:    We lease 18 assisted living communities to a subsidiary of Brookdale Senior Living, Inc. until 2032.  At December 31, 2016, the annual rent for this lease included percentage rent of $1.9 million based on increases in gross revenues at these communities. A large majority of our tenant’s revenues at these senior living communities is derived from private resources. Brookdale Senior Living, Inc. guarantees the rent due to us under this lease.
Stellar Senior Living, LLC:  We lease five senior living communities, that include independent and assisted living units, to subsidiaries of Stellar Senior Living, LLC, until 2027 and 2028. At December 31, 2016, the annual rent for this lease included percentage rent of $0.2 million for 2016 based on increases in gross revenues at these communities. A large majority of our tenants’ revenues at these senior living communities is derived from private resources. The owner of Stellar Senior Living, LLC personally guarantees the lease.
Senior Living Communities, LLC: We lease one independent living community to a subsidiary of Senior Living Communities LLC, a privately owned company, until 2033. The annual rent under this lease includes percentage rent based on increases in gross revenues at this community. A large majority of our tenant’s revenues at this senior living community is derived from private resources. An affiliate of the tenant guarantees this lease.
MorningStar Senior Living, LLC: We lease one independent living community to a subsidiary of MorningStar Senior Living, LLC, a privately owned company, until 2028. The rent payable to us under this lease is scheduled to increase at agreed upon times during the lease term. A large majority of our tenant’s revenues at this senior living community is derived from private resources.
Oaks Senior Living, LLC: We lease three assisted living communities to subsidiaries of Oaks Senior Living, LLC, a privately owned company, until 2024 and 2030. The rent payable to us under these leases is scheduled to increase at agreed upon times during the lease terms. A large majority of our tenants’ revenues at these senior living communities is derived from private resources. These lease obligations are secured by security deposits totaling approximately $1.0 million.
HealthQuest, Inc:  We lease two SNFs and one independent living community to HealthQuest, Inc., a privately owned company, until 2021. The rent payable to us under these leases is scheduled to increase at agreed upon times during the lease term. The lease is guaranteed by the individual shareholder of HealthQuest, Inc.

Evergreen Washington Healthcare, LLC:  We lease one SNF to a subsidiary of Evergreen Washington Healthcare, LLC, a privately owned company, until 2030. The rent payable to us under this lease is scheduled to increase at agreed upon times during the lease term. Evergreen Washington Healthcare, LLC guarantees this lease and has secured its obligation with a deposit of $0.4 million.
Covenant Care, LLC:  We lease one SNF in Fresno, CA to a subsidiary of Covenant Care, LLC, a privately owned company, until 2030. The rent payable to us is scheduled to increase at agreed upon times during the lease term. Covenant Care, LLC guarantees the lease and has secured its obligation with a security deposit of $0.9 million.

The MacIntosh Company:  We lease one SNF in Grove City, OH to The MacIntosh Company until 2019. A management company affiliate of this tenant and the former and current majority shareholders of the tenant guarantee this lease.

In addition to our relationships described above, we also previously leased an independent living community to an additional third party operator. In July 2016, we terminated this lease. We entered into a management agreement with Five Star to manage this community for our account under a TRS structure.

Managed Senior Living Communities.

As of December 31, 2016 we owned 68 senior living communities that are managed by Five Star. During the year ended December 31, 2016, Five Star began managing for our account eight senior living communities we own with an aggregate 696 living units. Two of these communities, located in North Carolina and Alabama with a combined 263 living units, had previously been leased to unrelated third parties that defaulted on such leases. We acquired one of these communities, located in Georgia with 38 living units, in May 2016 and Five Star began managing that community for our account at that time. Five of these communities, located in Georgia with a combined 395 living units, had previously been managed by affiliates of one of the unrelated third parties that defaulted on its lease referred to above.  In December 2016, we terminated the in place management agreements for these communities and entered into new management agreements with Five Star to manage these five communities for our account.  One of these new management agreements was added to one of our existing pooling agreements with Five Star and the remaining four new management agreements were added to a new pooling agreement with Five Star. During the year ended December 31, 2016, we also sold a formerly managed memory care building located in Florida. See Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding our acquisitions and dispositions.
On June 29, 2016, we and Five Star terminated three of our four then existing pooling agreements and entered into 10 new pooling agreements, or the new pooling agreements, that combine management agreements for senior living communities that include assisted living units, or our AL Management Agreements. Our management agreement with Five Star for the part of a senior living community located in New York that is not subject to the requirements of New York healthcare licensing laws, and the management agreement for one of our assisted living communities located in California, are not currently included in any of our pooling agreements with Five Star. Pursuant to our AL Management Agreements and the new pooling agreements, Five Star receives:

•	a management fee equal to either 3% or 5% of the gross revenues realized at the applicable communities,

•	reimbursement for its direct costs and expenses related to such communities,

•
an annual incentive fee equal to either 35% or 20% of the annual net operating income of such communities remaining after we realize an annual minimum return equal to either 8% or 7% of our invested capital, or, in the case of 10 communities, a specified amount plus 7% of our invested capital since December 31, 2015, and

•	a fee for its management of capital expenditure projects equal to 3% of amounts funded by us.
Each of the new pooling agreements combines various calculations of revenues and expenses from the operations of the applicable communities covered by such agreement.
Under the new pooling agreements, the calculations of Five Star’s fees and of our annual minimum return related to our AL Management Agreement that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements. However, for certain communities, the new pooling agreements reduced our annual minimum return to 7%, and also, with respect to 10 communities, reset our annual minimum return as of January 1, 2016 to specified amounts. For our AL Management Agreements that became effective from and after May 2015, the new pooling agreements increased the management fee we pay Five Star from 3% to 5% of the gross revenues realized at the applicable community, and changed the annual incentive fee we pay Five Star from 35% to

20% of the annual net operating income of the applicable community remaining after we realize our requisite annual minimum return.
We have a pooling agreement with Five Star that combines our management agreements with Five Star for senior living communities consisting only of independent living units.
In December 2016, we terminated the in place management agreements with a third party senior living manager for five communities that we had acquired in 2015. We entered into new management agreements with Five Star to manage these five communities. The management agreement for one of these communities was added to the 10th pooling agreement with Five Star, and the management agreements for the other four communities were added to a new 11th pooling agreement with Five Star.
Our management agreements with Five Star generally expire between 2030 and 2040, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. These management agreements also generally provide that we, and in some cases, Five Star, each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any shareholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.
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
MOBs.
At December 31, 2016, we owned 119 MOBs (145 buildings) located in 27 states and Washington, D.C. These properties range in size from 4,400 to 1.1 million square feet and have a total of 11.4 million square feet. Leases at these properties have current terms expiring between 2017 and 2035, plus renewal options in some cases. The annual rent payable to us by tenants of these MOBs is $367.8 million per year, including scheduled increases and reimbursements of certain operating and tax expenses and excluding lease value amortization.
During the year ended December 31, 2016, we entered into MOB lease renewals for 627,526 square feet and new MOB leases for 271,163 square feet, at weighted average rental rates that were 1.1% above rents previously charged for the same space. Weighted average lease terms for leases entered into during 2016 were 6.4 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered into during 2016 totaled $14.4 million, or $16.04 per square foot on average (approximately $2.50 per square foot per year of the lease term).

The following chart presents a summary of our MOBs by state as of December 31, 2016:

State	Number of Properties	Number of Buildings	Sq. Ft.	Investment Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	% of Total Annualized Rental Income(1)
Arizona	4	4	405,364	$53,739	$50,251	$6,406	1.7%
California	6	11	1,048,840	474,122	418,184	53,543	14.6%
Colorado	2	3	77,113	17,568	15,786	2,645	0.7%
Connecticut	2	2	96,962	11,063	9,272	1,298	0.4%
District of Columbia	2	2	212,335	70,171	62,605	9,388	2.6%
Florida	7	12	486,059	103,185	96,517	13,557	3.7%
Georgia	6	6	419,507	75,443	68,243	8,536	2.3%
Hawaii	1	1	204,063	68,701	62,272	7,801	2.1%
Illinois	3	4	311,747	51,876	47,048	8,267	2.2%
Indiana	1	1	94,238	16,439	14,584	2,526	0.7%
Louisiana	6	6	40,575	7,025	6,725	733	0.2%
Maryland	2	2	133,976	23,285	20,375	3,258	0.9%
Massachusetts	20	23	2,153,099	1,074,358	991,516	127,369	34.6%
Minnesota	6	8	503,848	69,968	63,914	11,272	3.1%
Mississippi	1	1	71,983	13,006	11,904	2,086	0.6%
Missouri	2	2	452,165	92,090	88,286	9,116	2.5%
New Jersey	1	1	205,439	69,223	66,039	5,211	1.4%
New Mexico	1	2	292,074	36,466	31,569	4,917	1.3%
New York	5	6	597,401	111,347	94,568	16,915	4.6%
North Carolina	1	1	126,225	32,470	30,966	3,370	0.9%
Ohio	2	3	327,796	21,357	20,588	2,668	0.7%
Pennsylvania	7	7	439,795	66,939	58,696	7,742	2.1%
South Carolina	3	3	217,850	17,595	15,439	3,101	0.8%
Tennessee	1	1	33,796	7,722	7,082	1,133	0.3%
Texas	15	15	1,013,052	231,882	205,497	27,076	7.4%
Virginia	4	6	677,591	68,668	60,862	6,990	1.9%
Washington	1	2	144,900	30,878	28,407	4,014	1.1%
Wisconsin	7	10	643,499	169,000	140,439	16,896	4.6%
Totals	119	145	11,431,292	$3,085,586	$2,787,634	$367,834	100.0%

(1)
Annualized rental income is based on our MOB rents pursuant to existing leases as of December 31, 2016, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

The following chart presents information concerning our MOB tenants that represent 1% or more of total MOB annualized rental income as of December 31, 2016 (dollars in thousands):

Tenant	Sq. Ft. Leased	% of Total MOB Sq. Ft. Leased	Annualized Rental Income(1)	% of Total Annualized Rental Income(1)	Lease Expiration
Vertex Pharmaceuticals, Inc.	1,082,417	9.8%	$92,096	25.0%	2028
Aurora Health Care, Inc.	643,499	5.8%	16,896	4.6%	2024
Cedars-Sinai Medical Center	135,582	1.2%	13,162	3.6%	2017 - 2025
The Scripps Research Institute	164,091	1.5%	10,158	2.8%	2019
Medtronic, Inc.	460,228	4.2%	8,070	2.2%	2017, 2020
HCA Holdings, Inc.	253,831	2.3%	7,996	2.2%	2018 - 2025
Reliant Medical Group, Inc.	362,427	3.3%	7,661	2.1%	2019
Nanotherapeutics, Inc.	165,586	1.5%	7,384	2.0%	2031
Sanofi S.A.	205,439	1.9%	5,211	1.4%	2026
Magellan Health Inc.	232,521	2.1%	5,202	1.4%	2025
Abbvie Inc.	197,976	1.8%	4,729	1.3%	2017
Boston Children's Hospital	99,063	0.9%	4,384	1.2%	2028
Sonova Holding A.G.	146,385	1.3%	4,330	1.2%	2024
Emory Healthcare, Inc.	221,471	2.0%	4,112	1.1%	2020 - 2023
First Insurance Company of Hawaii	90,734	0.8%	4,025	1.1%	2017, 2033
Seattle Genetics, Inc.	144,900	1.3%	4,014	1.1%	2018
Express Scripts Holding Co.	219,644	2.0%	3,914	1.1%	2024
PerkinElmer, Inc.	105,462	1.0%	3,681	1.0%	2028
All other MOB tenants	6,095,684	55.3%	160,809	43.6%	2017 - 2035
Totals	11,026,940	100.0%	$367,834	100.0%

(1)
Annualized rental income is based on our MOB rents pursuant to existing leases as of December 31, 2016, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

Wellness Centers (included in “All Other Operations”).
The following chart presents a summary of our wellness center leases as of December 31, 2016 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties	Number of Leases	Sq. Ft.	Investment Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	Lease Expirations	Renewal Options
Starmark Holdings, LLC	6	3	354,000	$80,008	$65,939	$7,546	2023	3 for 10 years each.
Life Time Fitness, Inc.	4	1	458,000	100,009	81,955	10,550	2028	6 for 5 years each.
Totals	10	4	812,000	$180,017	$147,894	$18,096

(1)	Annualized rental income is based on rents pursuant to existing leases as of December 31, 2016, including straight line rent adjustments and excluding lease value amortization.
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

Life Time Fitness, Inc.  We lease four wellness centers located in four states under one lease agreement to a subsidiary of Life Time Fitness. Life Time Fitness is a private company and guarantees the lease. The lease has a current term expiring in 2028. The aggregate annual rent payable to us averages $10.6 million per year during the lease term.
Portfolio Lease Expiration Schedules.
The following tables set forth information regarding our lease expirations as of December 31, 2016 (dollars in thousands):

	Annualized Rental Income(1)(2)				Percent of Total Annualized Rental Income Expiring	Cumulative Percentage of Annualized Rental Income Expiring
	Triple Net Senior Living Communities
			Wellness Centers
Year		MOBs		Total
2017	$—	$31,190	$—	$31,190	4.7%	4.7%
2018	—	25,049	—	25,049	3.8%	8.5%
2019	590	39,692	—	40,282	6.1%	14.6%
2020	—	30,850	—	30,850	4.6%	19.2%
2021	1,424	15,508	—	16,932	2.5%	21.7%
2022	—	15,532	—	15,532	2.3%	24.0%
2023	28,205	10,829	7,546	46,580	7.0%	31.0%
2024	68,764	37,532	—	106,296	16.0%	47.0%
2025	—	12,657	—	12,657	1.9%	48.9%
Thereafter	179,430	148,995	10,550	338,975	51.1%	100.0%
Total	$278,413	$367,834	$18,096	$664,343	100.0%

Average remaining lease term for all properties (weighted by annualized rental income): 8.7 years.

(1)
Annualized rental income is based on rents pursuant to existing leases as of December 31, 2016, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)
Excludes rent received from our TRSs. If the NOI from our TRSs (three months ended December 31, 2016, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2017 – 4.1%, 2018 – 3.3%; 2019 – 5.3%; 2020 – 4.0%; 2021 – 2.2%; 2022 – 2.0%; 2023 – 6.1%; 2024 – 14.0%; 2025 – 1.7%; and thereafter – 57.3%.

	Number of Tenants				Percent of Total Number of Tenancies Expiring	Cumulative Percentage of Number of Tenancies Expiring
	Triple Net Senior Living Communities (1)
			Wellness Centers
Year		MOBs		Total
2017	—	152	—	152	22.5%	22.5%
2018	—	97	—	97	14.3%	36.8%
2019	1	88	—	89	13.2%	50.0%
2020	—	76	—	76	11.2%	61.2%
2021	1	63	—	64	9.5%	70.7%
2022	—	48	—	48	7.1%	77.8%
2023	2	25	1	28	4.1%	81.9%
2024	3	28	—	31	4.6%	86.5%
2025	—	24	—	24	3.6%	90.1%
Thereafter	11	55	1	67	9.9%	100.0%
Total	18	656	2	676	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs as tenants.
Number of Living Units / Beds or Square Feet with Leases Expiring

	Living Units / Beds(1)			Square Feet
Year	Triple Net Senior Living Communities (Units / Beds)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring
2017	—	—%	—%	1,043,748	—	1,043,748	8.8%	8.8%
2018	—	—%	—%	849,209	—	849,209	7.2%	16.0%
2019	175	0.7%	0.7%	1,272,165	—	1,272,165	10.7%	26.7%
2020	—	—%	0.7%	1,412,881	—	1,412,881	11.9%	38.6%
2021	361	1.4%	2.1%	472,254	—	472,254	4.0%	42.6%
2022	—	—%	2.1%	596,174	—	596,174	5.0%	47.6%
2023	2,263	8.6%	10.7%	755,538	354,000	1,109,538	9.4%	57.0%
2024	6,561	25.0%	35.7%	1,437,781	—	1,437,781	12.1%	69.1%
2025	—	—%	35.7%	537,124	—	537,124	4.5%	73.6%
Thereafter	16,860	64.3%	100.0%	2,650,066	458,000	3,108,066	26.4%	100.0%
Total	26,220	100.0%		11,026,940	812,000	11,838,940	100.0%

(1)
Excludes 8,788 living units leased to our TRSs. If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2017 – 0.0%; 2018 – 0.0%; 2019 – 0.5%; 2020 – 0.0%; 2021 – 1.0%; 2022 – 0.0%; 2023 – 6.5%; 2024 – 18.7%; 2025 – 0.0%; and thereafter – 73.3%.

During the past several years, weak economic conditions throughout the United States have negatively affected many businesses in these areas. These conditions have resulted in, among other things, a decrease in our senior living communities’ occupancy, and it is unclear when these conditions may materially improve.  Although many of the services that our senior living community tenants and managers provide to residents are needs driven, some prospective residents may be deferring decisions to relocate to senior living communities in light of economic circumstances, among other reasons.

For the past two to three years, low capital costs appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies.  As recently developed senior living communities have begun operations, and as other recently developed or soon to be developed senior living communities begin operations, we have experienced and we expect to continue to experience challenges in maintaining or increasing occupancy at, or the rates that our tenants and managers charge residents of, our senior living communities.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
The following table summarizes the results of operations of each of our segments for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Revenues:
Triple net leased senior living communities	$275,697	$256,035	$230,718
Managed senior living communities	391,822	367,874	318,184
MOBs	372,233	356,586	278,041
All other operations	18,270	18,278	17,944
Total revenues	$1,058,022	$998,773	$844,887
Net income:
Triple net leased senior living communities	$168,719	$160,403	$149,011
Managed senior living communities	6,372	19,025	29,890
MOBs	121,301	126,859	102,399
All other operations	(155,097)	(182,319)	(122,663)
Net income	$141,295	$123,968	$158,637

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015:
Triple net leased senior living communities:

			Comparable Properties(1)
	All Properties
	As of the Year Ended December 31,		As of the Year Ended December 31,

	2016	2015	2016		2015
Total properties	236	231	209		209
# of units / beds	26,220	26,114	23,509		23,509
Tenant operating data(2)
Occupancy	85.1%	85.6%	84.4%		85.3%
Rent coverage	1.31x	1.35x	1.33	x	1.36	x

(1)	Consists of triple net leased senior living communities owned continuously since January 1, 2015 and excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2016 and 2015 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our triple net leases tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties and for properties sold during the periods presented.

Triple net leased senior living communities, all properties:

	Year Ended December 31,
	2016	2015	Change	% Change
Rental income	$275,697	$256,035	$19,662	7.7%
Property operating expenses	(833)	—	833	100.0%
Net operating income (NOI)	274,864	256,035	18,829	7.4%

Depreciation and amortization expense	(78,361)	(70,417)	7,944	11.3%
Impairment of assets	(6,583)	(194)	6,389	3,293.3%
Operating income	189,920	185,424	4,496	2.4%

Interest expense	(24,795)	(25,015)	(220)	(0.9)%
Loss on early extinguishment of debt	(467)	(6)	461	7,683.3%
Gain on sale of properties	4,061	—	4,061	100.0%
Net income	$168,719	$160,403	$8,316	5.2%

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
Rental income.    Rental income increased primarily because of rents from the triple net leased senior living communities we acquired in 2015 and 2016. Rental income also increased due to increased rents resulting from our funding of capital improvements in the amount of $54,393 at these communities since January 1, 2015, pursuant to the terms of the applicable leases. These increases in rental income were partially offset by the reduced revenues resulting from the sale of six senior living communities since January 1, 2015. Rental income includes non-cash straight line rent adjustments totaling $4,133 and $4,051 for the years ended December 31, 2016 and 2015, respectively. Rental income increased year over year on a comparable property basis by $3,129, primarily as a result of our funding of capital improvements at certain of the communities we have owned continuously since January 1, 2015 and the resulting increased rent, pursuant to the terms of the applicable leases.
Property operating expenses. Property operating expenses recorded in 2016 relate to bad debt reserves associated with the lease defaults at two triple net leased senior living communities we acquired in 2015 which were previously leased to third party private operators.  In April and July 2016, we terminated these leases and entered into management agreements with Five Star to manage the communities for our account under a TRS structure. In connection with the termination of one of these leases, we received $2,365 in amounts due under the lease, which we recorded as rental income.
Net operating income.  NOI increased because of the changes in rental income described above. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of NOI to net income are included below under the heading “Non‑GAAP Financial Measures”.
Depreciation and amortization expense.  Depreciation and amortization expense increased primarily as a result of our acquisitions and our funding of capital improvements as described above.

Impairment of assets.  Impairment of assets charges recorded in 2016 relate to the write off of acquired lease intangible assets associated with the lease defaults at two communities discussed above, as well as a reduction of the carrying value of one SNF that was previously leased to Five Star and was sold during the third quarter of 2016 to its sale price less costs to sell. During 2015, we recorded impairment of assets charges of $194 related to the sales of senior living communities in 2015.
Interest expense.  Interest expense relates to mortgage debts and capital leases secured by certain of these communities. The decrease in interest expense is primarily due to our prepayment of certain mortgage notes as described below, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt recognized in 2016 is a result of our prepayment of mortgage notes encumbering eight senior living communities. Loss on early extinguishment of debt recognized in 2015 is a result of our prepayment of mortgage notes encumbering three senior living communities.
Gain on sale of properties.  Gain on sale of properties is the result of our sale of one SNF in June 2016.
Managed senior living communities:

			Comparable Properties(1)
	All Properties
	As of the Year Ended December 31,		As of the Year Ended December 31,

	2016	2015	2016	2015
Total properties	68	65	46	46
# of units / beds	8,788	8,585	7,208	7,208
Occupancy	87.2%	88.1%	87.0%	88.0%
Average monthly rate	$4,243	$4,213	$4,336	$4,264

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since January 1, 2015 and excludes communities classified as held for sale, if any.

Managed senior living communities, all properties:

	Year Ended December 31,
	2016	2015	Change	% Change
Residents fees and services	$391,822	$367,874	$23,948	6.5%
Property operating expenses	(293,195)	(278,242)	14,953	5.4%
Net operating income (NOI)	98,627	89,632	8,995	10.0%

Depreciation and amortization expense	(81,482)	(60,600)	20,882	34.5%
Impairment of assets	(2,174)	—	2,174	100.0%
Operating income	14,971	29,032	(14,061)	(48.4)%

Interest expense	(8,540)	(9,973)	(1,433)	(14.4)%
Loss on early extinguishment of debt	(59)	(34)	25	73.5%
Net income	$6,372	$19,025	$(12,653)	(66.5)%
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
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions , the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2015, management fees earned by Five Star as a result of the modifications made to our management and pooling arrangements with Five Star that took effect on July 1, 2016 and increased expenses incurred during the fourth quarter of 2016 due to casualty losses and evacuation costs as a result of a hurricane.
Net operating income. NOI increased because of the changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of NOI to net income are included below under the heading “Non-GAAP Financial Measures”.
Depreciation and amortization expense. Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily as a result of the acquisitions and transfers of certain communities from leased to managed communities described above.
Impairment of assets: Impairment of assets for the year ended December 31, 2016 relates to reducing the carrying value of a formerly managed memory care building to its estimated sale prices less costs to sell.
Interest expense.  Interest expense relates to mortgage debts secured by certain of these communities.  The decrease in interest expense is due to our prepayment and repayment of $149,325 in aggregate principal amount of mortgage debts since January 1, 2015 with a weighted average annual interest rate of 5.94%, as well as regularly scheduled amortization of our mortgage debts, partially offset by our assumption of $94,786 in aggregate principal amount of mortgage debts with a weighted average annual interest rate of 4.12% in connection with our acquisitions since January 1, 2015.
Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of our prepayment of mortgage notes in 2016 and 2015.

Managed senior living communities, comparable properties (consists of managed senior living communities owned and managed by the same operator continuously since January 1, 2015 and excludes communities classified as held for sale, if any):

	Year Ended December 31,
	2016	2015	Change	% Change
Residents fees and services	$331,855	$331,270	$585	0.2%
Property operating expenses	(248,785)	(249,174)	(389)	(0.2)%
Net operating income (NOI)	83,070	82,096	974	1.2%

Depreciation and amortization expense	(37,442)	(34,704)	2,738	7.9%
Operating income	45,628	47,392	(1,764)	(3.7)%

Interest expense	(4,110)	(7,199)	(3,089)	(42.9)%
Loss on early extinguishment of debt	(59)	(34)	25	73.5%
Net income	$41,459	$40,159	$1,300	3.2%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as fees are charged and services are provided.  Residents fees and services increased slightly year over year on a comparable property basis primarily because of an increase in average monthly rates of 1.7% at the 46 communities we have owned continuously since January 1, 2015 partially offset by a decrease in occupancy.
Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities.  Property operating expenses decreased slightly during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to decreased salaries and benefit costs of property level personnel, partially offset by an increase in management fees earned by Five Star as a result of the modifications made to our management and pooling arrangements with Five Star that took effect July 1, 2016, and increased expenses incurred during the fourth quarter of 2016 due to casualty losses and evacuation costs as a result of a hurricane.

Net operating income.  The decrease in NOI reflects the net changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our reconciliation of NOI to net income are included below under the heading “Non-GAAP Financial Measures”.
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment, as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. The increase in depreciation and amortization expense results primarily from our funding of capital improvements since January 1, 2015.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  Interest expense decreased as a result of our prepayment and repayment of $149,325 in aggregate principal amount of mortgage debts since January 1, 2015 with a weighted average annual interest rate of 5.94%, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt. Loss on early extinguishment of debt recognized is a result of our prepayment of mortgage notes in 2016 and 2015.
MOBs:

	All MOB Properties		Comparable MOB Properties(1)
	As of the Year Ended December 31,		As of the Year Ended December 31,

	2016	2015	2016	2015
Total properties	119	121	93	93
Total buildings	145	145	117	117
Total square feet(2)	11,431	11,316	8,872	8,870
Occupancy(3)	96.5%	96.4%	95.4%	95.4%

(1)	Consists of MOBs owned continuously since January 1, 2015 and excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space remeasurements made during the periods presented.

(3)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.
MOBs, all properties:

	Year Ended December 31,
	2016	2015	Change	% Change
Rental income	$372,233	$356,586	$15,647	4.4%
Property operating expenses	(105,762)	(99,337)	6,425	6.5%
Net operating income (NOI)	266,471	257,249	9,222	3.6%

Depreciation and amortization expense	(124,196)	(122,974)	1,222	1.0%
Impairment of assets	(7,122)	—	7,122	100.0%
Operating income	135,153	134,275	878	0.7%

Interest expense	(13,852)	(6,214)	7,638	122.9%
Loss on early extinguishment of debt	—	(250)	(250)	(100.0)%
Income from continuing operations	121,301	127,811	(6,510)	(5.1)%
Discontinued operations:
Loss from discontinued operations	—	(350)	(350)	(100.0)%
Loss on impairment of assets from discontinued operations	—	(602)	(602)	(100.0)%
Net income	$121,301	$126,859	$(5,558)	(4.4)%

Rental income. Rental income increased primarily because of our acquisitions since January 1, 2015, as well as certain changes at our comparable MOB properties, as discussed below. Rental income includes non-cash straight line rent adjustments totaling $12,922 and $13,438 and net amortization of approximately $4,720 and $3,840 of above and below market lease adjustments for the years ended December 31, 2016 and 2015, respectively.
Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased primarily because of our acquisitions since January 1, 2015, as well as certain changes at our comparable MOB properties, as discussed below.
Net operating income.  NOI increased because of the increases in rental income, partially offset by the increased property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of NOI to net income are included below under the heading “Non-GAAP Financial Measures”.
Depreciation and amortization expense.  Depreciation and amortization expense increased primarily because of an increase in depreciation expense related to our acquisitions and funding of capital expenditures since January 1, 2015, partially offset by a decrease in the amortization of acquired in place real estate leases during the year ended December 31, 2016 that we amortize over the respective lease terms.

Impairment of assets. Impairment of assets for the year ended December 31, 2016 relates to reducing the carrying value of five MOBs (five buildings) and one land parcel to their estimated sales prices less costs to sell.

Interest expense.  Interest expense relates to mortgage debts secured by certain of our MOBs.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.53%, partially offset by our prepayment of $70,000 in aggregate principal amount of mortgage debts since January 1, 2015 with a weighted average annual interest rate of 5.39%, as well as the regularly scheduled amortization of our mortgage debts.
Loss on early extinguishment of debt. Loss on early extinguishment of debt recognized is a result of our prepayment of mortgage notes in 2015.
Impairment of assets and loss from discontinued operations. Impairment of assets and loss from discontinued operations for the year ended December 31, 2015 relate to one MOB (four buildings) which we sold in April 2015.

MOBs, comparable properties (Consists of MOBs owned continuously since January 1, 2015 and excludes properties classified as held for sale, if any):

	Year Ended December 31,
	2016	2015	Change	% Change
Rental income	$320,328	$313,463	$6,865	2.2%
Property operating expenses	(95,788)	(91,881)	3,907	4.3%
Net operating income (NOI)	224,540	221,582	2,958	1.3%

Depreciation and amortization expense	(102,005)	(103,015)	(1,010)	(1.0)%
Operating income	122,535	118,567	3,968	3.3%

Interest expense	(13,187)	(5,214)	7,973	152.9%
Loss on early extinguishment of debt	—	(250)	(250)	(100.0)%
Net income	$109,348	$113,103	$(3,755)	(3.3)%
Rental income.  Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses, as well as increased net leasing activity at certain MOBs. Rental income includes non-cash straight line rent adjustments totaling $10,025 and $11,039 and net amortization of approximately $4,469 and $3,647 of acquired above and below market lease adjustments for the years ended December 31, 2016 and 2015, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expense increased primarily because of increases in real estate taxes and salaries and benefit costs of property level personnel at certain MOBs and other direct costs of operating these properties, partially offset by decreased landscaping, snow removal and utility expense at certain of these properties during the year ended December 31, 2016 compared to the year ended December 31, 2015.
Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of NOI to net income are included below under the heading “Non-GAAP Financial Measures”.
Depreciation and amortization expense.  Depreciation and amortization expense decreased slightly due to a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs and depreciation expense on fixed assets.
Interest expense.  Interest expense relates to mortgage debts secured by certain MOBs.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.53%, partially offset by our prepayment of $52,000 in aggregate principal amount of mortgage debts since January 1, 2015 with a weighted average annual interest rate of 5.64% as well as the regularly scheduled amortization of our mortgage debts.
Loss on early extinguishment of debt. Loss on early extinguishment of debt recognized is a result of our prepayment of mortgage notes in 2015.
All other operations:(1)

	Year Ended December 31,
	2016	2015	Change	% Change
Rental income (NOI)	$18,270	$18,278	$(8)	—%

Expenses:
Depreciation and amortization expense	(3,792)	(3,792)	—	—%
General and administrative	(46,559)	(42,830)	3,729	8.7%
Acquisition and certain other transaction related costs	(2,085)	(6,853)	(4,768)	(69.6)%
Impairment of assets	(2,795)	—	2,795	100.0%
Total expenses	(55,231)	(53,475)	1,756	3.3%
Operating loss	(36,961)	(35,197)	1,764	5.0%

Dividend income	2,108	2,773	(665)	(24.0)%
Interest and other income	430	379	51	13.5%
Interest expense	(120,387)	(109,679)	10,708	9.8%
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	(38,437)	(38,437)	(100.0)%
Loss on early extinguishment of debt	—	(1,604)	(1,604)	(100.0)%
Loss before income tax expense and equity in earnings of an investee	(154,810)	(181,765)	(26,955)	(14.8)%
Income tax expense	(424)	(574)	(150)	(26.1)%
Equity in earnings of an investee	137	20	117	585.0%
Net loss	$(155,097)	$(182,319)	$(27,222)	(14.9)%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income (NOI). Rental income (NOI) includes non-cash straight line rent adjustments totaling approximately $550 in each of the years ended December 31, 2016 and 2015. Rental income also includes net amortization of approximately $221 of acquired real estate leases and obligations in each of the years ended December 31, 2016 and 2015. The slight decrease for the year ended December 31, 2016 is due to a non-recurring true-up of rental income recorded in the year ended December 31, 2015.
Depreciation and amortization expense. Depreciation and amortization expense remained consistent as we did not make any wellness center acquisitions or other capital investments in this segment for the years ended December 31, 2016 and 2015. We generally depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expenses consist of fees and expenses of our Trustees, fees paid to RMR LLC under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased primarily due to our acquisitions since January 1, 2015 and increased equity compensation expense resulting from an increase in the market price of our common shares.
Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs represent legal and professional fees, including due diligence costs, incurred in connection with our acquisition and disposition activities during the years ended December 31, 2016 and 2015. Acquisition and certain other transaction related costs decreased during the year ended December 31, 2016 due to a decrease in acquisition activity, partially offset by an increase in disposition and certain other transaction activities during the year ended December 31, 2016 compared to the year ended December 31, 2015.
Impairment of assets: At December 31, 2016, we recorded a $2,795 loss on impairment to reduce the carrying value of our Five Star investment to its estimated fair value due to the public trading price of the Five Star common shares being below the carrying value of our Five Star common shares for an extended period.
Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc.
Interest and other income.  Interest and other income increased slightly for the year ended December 31, 2016 compared to the year ended December 31, 2015 and is generally a result of our investable cash on hand.
Interest expense.  Interest expense increased due to our September 2015 term loan borrowing of $200,000 at an interest rate of LIBOR plus a premium of 180 basis points, our issuance of $250,000 of 6.25% senior unsecured notes due 2046 in February 2016 and increased borrowings under our revolving credit facility during the year ended December 31, 2016 compared to the year ended December 31, 2015. These increases were partially offset by our November 2015 prepayment of our $250,000 of 4.30% senior unsecured notes due 2016.
Loss on distribution to common shareholders of The RMR Group Inc. common stock.  We recorded a $38,437 loss on the distribution of RMR Inc. shares we distributed to our shareholders in December 2015, which represented the difference between our carrying value and the fair value of the RMR Inc. shares on the distribution date.
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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014:
Triple net leased senior living communities:

					Comparable Properties(1)
	All Properties
	As of the Year Ended December 31,				As of the Year Ended December 31,

	2015		2014		2015		2014
Total properties(2)	231		215		211		211
# of units / beds(2)	26,114		24,136		23,824		23,824
Tenant operating data(3)
Occupancy	84.6%		84.6%		85.2%		85.5%
Rent coverage	1.33	x	1.33	x	1.36	x	1.35	x

(1)	Consists of triple net leased senior living communities owned continuously since January 1, 2014.

(2)
The change in total properties and number of units / beds for All Properties reflects the 2015 acquisitions of 20 triple net leased senior living communities offset by our sales of four triple net leased communities formerly leased to Five Star.

(3)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2015 and 2014 or the most recent prior period for which tenant operating results were available to us at the time we originally published our results for the year ended December 31, 2015. Rent coverage is calculated as operating cash flow from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

Triple net leased senior living communities, all properties:

	Year Ended December 31,
	2015	2014	Change	% Change
Rental income (NOI)	$256,035	$230,718	$25,317	11.0%

Depreciation and amortization expense	(70,417)	(61,825)	8,592	13.9%
Impairment of assets	(194)	10	204	2,040.0%
Operating income	185,424	168,903	16,521	9.8%

Interest expense	(25,015)	(25,473)	(458)	(1.8)%
(Loss) gain on early extinguishment of debt	(6)	128	134	104.7%
Gain on sale of properties	—	5,453	(5,453)	(100.0)%
Net income	$160,403	$149,011	$11,392	7.6%
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
Rental income (NOI).    Rental income (NOI) increased primarily because of rents from 20 leased senior living communities we acquired in May and September 2015. These acquisitions represent $23,756, or 93.8%, of the net increase in rental income. Rental income also increased due to increased rents resulting from our funding of approximately $47,248 of capital improvements at our properties that are leased by Five Star since January 1, 2014. These increases in rental income were partially offset by the sale of 10 senior living communities since January 1, 2014. Rental income increased year over year on a comparable property basis by $3,074, primarily as a result of our funding of capital improvements at certain of the 211 communities we have owned continuously since January 1, 2014 and the resulting increased rent, pursuant to the terms of the leases.

Depreciation and amortization expense.  Depreciation and amortization expense recognized in this segment increased primarily as a result of our acquisitions and our funding of capital improvements, as described above.

Impairment of assets.  During 2015, we recorded impairment of assets charges of $194 related to our sales of senior living communities in 2015. During 2014, we recorded an impairment adjustment of $610 related to the sale of one senior living community in October 2014, and also recorded an impairment of assets charge of $600 to reduce the carrying value of one of our senior living communities classified as held for sale as of December 31, 2014 to its estimated net sale price.
Interest expense.  Interest expense relates to mortgage debts and capital leases secured by 31 of our triple net leased senior living communities.  The decrease in interest expense is the result of loan repayments since January 1, 2014 and the regularly scheduled amortization of our mortgage debts. In October 2014, we prepaid a $14,700 loan associated with certain revenue bonds that had an annual interest rate of 5.88% and, since January 1, 2014, we have prepaid or repaid mortgage debts of $25,768 with a weighted average annual interest rate of 5.99%. The decrease in interest expense is partially offset by mortgage debts of $56,691 encumbering four properties with a weighted average annual interest rate of 5.33% which we assumed in connection with our May and September 2015 acquisition of 20 triple net leased senior living communities described above.
(Loss) gain on early extinguishment of debt.  Loss on early extinguishment of debt recognized in 2015 is a result of the prepayment of three mortgages in the second quarter of 2015. Gain on early extinguishment of debt recognized in 2014 is a result of our prepayment of a mortgage note in October 2014.
Gain on sale of properties.  Gain on sale of properties is a result of the sale of one senior living community in January 2014, two senior living communities in June 2014 and three senior living communities in October 2014.
Managed senior living communities:

			Comparable Properties(1)
	All Properties
	As of the Year Ended December 31,		As of the Year Ended December 31,

	2015	2014	2015	2014
Total properties(2)	65	46	44	44
# of units / beds(2)	8,585	7,278	7,079	7,079
Occupancy	87.9%	88.5%	87.7%	88.5%
Average monthly rate	$4,213	$4,179	$4,263	$4,179

(1)	Consists of managed senior living communities owned continuously since January 1, 2014.

(2)
The change in total properties and number of units / beds for All Properties reflects our May 2015 acquisition of 19 managed senior living communities. We also acquired an additional managed senior living community in May 2015 located adjacent to a community that we own which is managed by Five Star. This community and the community we previously owned are now operated as a single integrated community under one management agreement.

Managed senior living communities, all properties:

	Year Ended December 31,
	2015	2014	Change	% Change
Residents fees and services	$367,874	$318,184	$49,690	15.6%
Property operating expenses	(278,242)	(245,093)	33,149	13.5%
Net operating income (NOI)	89,632	73,091	16,541	22.6%

Depreciation and amortization expense	(60,600)	(32,462)	28,138	86.7%
Operating income	29,032	40,629	(11,597)	(28.5)%

Interest expense	(9,973)	(10,599)	(626)	(5.9)%
Loss on early extinguishment of debt	(34)	(140)	(106)	(75.7)%
Net income	$19,025	$29,890	$(10,865)	(36.3)%
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
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. The acquisitions described above represent $31,956, or 96.3%, of the net increase in property operating expenses.
Net operating income. NOI increased because of the changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of NOI to net income are included below under the heading “Non-GAAP Financial Measures”.
Depreciation and amortization expense. Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily as a result of the acquisitions described above.
Interest expense.    Interest expense relates to mortgage debts secured by 19 of these communities. The decrease in interest expense is due to our prepayment or repayment of eight mortgages since January 1, 2014 with an aggregate principal balance of $93,070 and a weighted average annual interest rate of 5.93%, as well as regularly scheduled amortization of our mortgage debts, partially offset by our assumption of mortgage debts of $94,786 encumbering 13 properties with a weighted average annual interest rate of 4.12% in connection with the May 2015 acquisition of 19 managed senior living communities, as described above.
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

Managed senior living communities, comparable properties (managed senior living communities we owned continuously since January 1, 2014):

	Year Ended December 31,
	2015	2014	Change	% Change
Residents fees and services	$321,394	$317,298	$4,096	1.3%
Property operating expenses	(243,241)	(244,392)	(1,151)	(0.5)%
Net operating income (NOI)	78,153	72,906	5,247	7.2%

Depreciation and amortization expense	(32,561)	(32,362)	199	0.6%
Operating income	45,592	40,544	5,048	12.5%

Interest expense	(7,199)	(10,599)	(3,400)	(32.1)%
Loss on early extinguishment of debt	(33)	(140)	(107)	(76.4)%
Net income	$38,360	$29,805	$8,555	28.7%
Residents fees and services. We recognize residents fees and services as services are provided. Residents fees and services increased year over year on a comparable property basis primarily due to an increase in average monthly rates of 2.0% at the 44 communities we have owned continuously since January 1, 2014, partially offset by a decline in occupancy of 80 basis points.
Property operating expenses.  Property operating expenses consist of management fees real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities.  Property operating expenses decreased at the 44 communities we have owned continuously since January 1, 2014, primarily due to decreases in repairs and maintenance expense.
Net operating income.  The increase in NOI reflects the net changes in residents fees and services and property operating expenses described above. The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above. Our definition of NOI and our reconciliation of NOI to net income are included below under the heading “Non‑GAAP Financial Measures”.
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment, as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. The increase in depreciation expense results from our funding of capital improvements, partially offset by a decrease in amortization due to certain in place resident agreements becoming fully amortized.

Interest expense. Interest expense relates to mortgage debts secured by six of these communities.  Interest expense decreased as a result of the prepayment or repayment of eight mortgages since January 1, 2014 that had an aggregate principal balance of $93,070 and a weighted average annual interest rate of 5.93%, as well as regularly scheduled amortization of our mortgage debts.
Loss on early extinguishment of debt. Loss on early extinguishment of debt recognized in 2015 is a result of our prepayment of four mortgages in the second quarter of 2015 and the write off of certain unamortized origination costs.  Loss on early extinguishment of debt recognized in 2014 is a result of our mortgage prepayment and our write off of certain unamortized origination costs in December 2014.

MOBs:

	All MOB Properties		Comparable MOB Properties(1)
	As of the Year Ended December 31,		As of the Year Ended December 31,

	2015	2014(2)	2015	2014
Total properties(3)	121	98	96	96
Total buildings(3)	145	122	119	119
Total square feet(3)(4)	11,316	9,142	7,883	7,880
Occupancy(5)	96.4%	95.9%	94.9%	95.2%

(1)	Consists of MOBs we have owned continuously since January 1, 2014.

(2)	Excludes properties classified in discontinued operations, if any.

(3)	The change in total properties, total buildings and total square feet for All MOB Properties reflects our January 2015 acquisitions of 23 MOBs.

(4)	Prior periods exclude space remeasurements made during the periods presented.

(5)	MOB occupancy includes (1) space being fitted out for occupancy pursuant to existing leases and (2) space which is leased, but is not occupied or is being offered for sublease by tenants.
MOBs, all properties:

	Year Ended December 31,
	2015	2014	Change	% Change
Rental income	$356,586	$278,041	$78,545	28.2%
Property operating expenses	(99,337)	(79,471)	19,866	25.0%
Net operating income (NOI)	257,249	198,570	58,679	29.6%

Depreciation and amortization expense	(122,974)	(87,312)	35,662	40.8%
Operating income	134,275	111,258	23,017	20.7%

Interest expense	(6,214)	(5,844)	370	6.3%
Loss on early extinguishment of debt	(250)	—	250	100.0%
Income from continuing operations	127,811	105,414	22,397	21.2%
Discontinued operations:
(Loss) income from discontinued operations	(350)	1,362	1,712	125.7%
Loss on impairment of assets from discontinued operations	(602)	(4,377)	(3,775)	(86.2)%
Net income	$126,859	$102,399	$24,460	23.9%
Rental income. Rental income increased primarily due to rents from 25 MOBs (26 buildings) we acquired for approximately $1,694,207 since January 1, 2014.  These acquisitions represent $79,577, or 101.3%, of the net increase in rental income, which was partially offset by a decrease in rental income from comparable properties. Rental income includes non-cash straight line rent adjustments totaling $13,438 and $8,788 and net amortization of approximately $3,840 and $2,101 of acquired above and below market lease adjustments for the years ended December 31, 2015 and 2014, respectively.
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

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment is shown in the table above. Our definition of NOI and our reconciliation of NOI to net income are included below under the heading “Non‑GAAP Financial Measures”.
Depreciation and amortization expense.  Depreciation and amortization expense increased primarily because of our MOB acquisitions since January 1, 2014, as well as capital expenditures to improve our MOBs of $49,409 since January 1, 2014.
Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by nine properties (10 buildings).  The increase in interest expense is the result of our assumption of $45,585 of mortgage debts in connection with our acquisition of three MOBs (three buildings) since January 1, 2014 with a weighted average annual interest rate of 5.26%, partially offset by one prepayment of two mortgage debts during the fourth quarter of 2015 that had a total principal balance of $52,000 and a weighted average annual interest rate of 5.64%, as well as the regularly scheduled amortization of our mortgage debts.
Loss on early extinguishment of debt. Loss on early extinguishment of debt recognized is a result of our prepayment of mortgage notes in 2015.
(Loss) income from discontinued operations. Loss from discontinued operations for the year ended December 31, 2015 relates to a loss on one MOB (four buildings) sold in April 2015 and the reduction in rental income due to the sale of three MOBs (three buildings) during the second and third quarters of 2014.

Loss on impairment of assets from discontinued operations. During the year ended December 31, 2015, we recorded impairment of assets charges to reduce the carrying value of one MOB (four buildings) to its estimated fair value less costs to sell. During the year ended December 31, 2014, we recorded asset impairment adjustments of $333 to increase the carrying value of the three MOBs (three buildings) sold in 2014 to their sales price.  We also recorded impairment of assets charges of $4,710 to reduce the carrying value of the one MOB (four buildings) then classified as discontinued operations to its estimated net sales price.
MOBs, comparable properties (MOBs we have owned continuously since January 1, 2014):

	Year Ended December 31,
	2015	2014	Change	% Change
Rental income	$209,655	$210,686	$(1,031)	(0.5)%
Property operating expenses	(71,333)	(67,429)	3,904	5.8%
Net operating income (NOI)	138,322	143,257	(4,935)	(3.4)%

Depreciation and amortization expense	(55,158)	(54,754)	404	0.7%
Operating income	83,164	88,503	(5,339)	(6.0)%

Interest expense	(4,368)	(5,214)	(846)	(16.2)%
Loss on early extinguishment of debt	(250)	—	250	100.0%
Net income	$78,546	$83,289	$(4,743)	(5.7)%
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
Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating costs increased principally because of increases in real estate tax expense and increased repairs and maintenance expenses at certain MOBs. These increased expenses were partially offset by a decrease in utility expenses at various properties for the year ended December 31, 2015 compared to the year ended December 31, 2014.
Net operating income.  NOI decreased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above. Our definition of NOI and our reconciliation of NOI to net income are included below under the heading “Non‑GAAP Financial Measures”.
Depreciation and amortization expense.  Depreciation and amortization expense increased due to an increase in the amortization of leasing costs and depreciation expense on fixed assets, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms due to certain of those assets having been fully amortized.
Interest expense.  Interest expense relates to mortgage debts secured by certain MOBs. The decrease in interest expense is the result of our prepayment of two mortgages during the fourth quarter of 2015 that had a total principal balance of $52,000 and a weighted average annual interest rate of 5.64%, as well as the regularly scheduled amortization of our mortgage debts.
Loss on early extinguishment of debt. Loss on early extinguishment of debt recognized is a result of our prepayment of mortgage notes in 2015.

All other operations:(1)

	Year Ended December 31,
	2015	2014	Change	% Change
Rental income (NOI)	$18,278	$17,944	$334	1.9%

Expenses:
Depreciation and amortization expense	3,792	3,792	—	—
General and administrative	42,830	38,946	3,884	10.0%
Acquisition and certain other transaction related costs	6,853	4,607	2,246	48.8%
Total expenses	53,475	47,345	6,130	12.9%
Operating loss	(35,197)	(29,401)	5,796	19.7%

Dividend income	2,773	63	2,710	4,301.6%
Interest and other income	379	362	17	4.7%
Interest expense	(109,679)	(93,198)	16,481	17.7%
Loss on distribution to common shareholders of The RMR Group Inc. common stock	(38,437)	—	38,437	100.0%
Loss on early extinguishment of debt	(1,604)	—	1,604	100.0%
Loss before income tax expense and equity in earnings of an investee	(181,765)	(122,174)	59,591	48.8%
Income tax expense	(574)	(576)	2	(0.3)%
Equity in earnings of an investee	20	87	67	(77.0)%
Net loss	$(182,319)	$(122,663)	$59,656	48.6%

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
Depreciation and amortization expense.    Depreciation and amortization expense remained consistent as we did not make any wellness center acquisitions or other capital investments in this segment for the years ended December 31, 2015 and 2014.
General and administrative expense.    General and administrative expenses consist of fees and expenses for our Trustees, fees paid to RMR LLC under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased principally as a result of property acquisitions made since January 1, 2014, partially offset by lower business management fees payable to RMR

LLC due to the fees being based on an average market capitalization calculation rather than average historical cost of assets for part of 2015, the amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares described below and a decrease in equity compensation expense as a result of a decrease in our share price in 2015 as compared to 2014. For further discussion of the liability recorded in connection with our June 2015 acquisition of RMR Inc. shares, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.
Acquisition and certain other transaction related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the years ended December 31, 2015 and 2014. Acquisition related costs increased during the year ended December 31, 2015 due to an increase in the number of properties acquired during that period compared to the year ended December 31, 2014.
Dividend income. Dividend income reflects cash dividends received in 2015 from our investment in RMR Inc. shares related to the period from June 5, 2015 to December 14, 2015. Dividend income recognized in 2014 is a result of dividends received in 2014 from our investment in Equity Commonwealth, or EQC (f/k/a CommonWealth REIT). We sold all of our EQC shares in 2015.
Interest and other income.  Interest and other income were substantially flat for the years ended December 31, 2015, primarily due to comparable amounts of investable cash on hand during those periods.
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

Non‑GAAP Financial Measures (dollars in thousands, except per share amounts)
We provide below calculations of our FFO, Normalized FFO and NOI for the years ended December 31, 2016, 2015 and 2014. These measures should be considered in conjunction with net income and operating income as presented in our consolidated statements of comprehensive income and consolidated statements of cash flows. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or operating income as an indicator of our operating performance or as a measure of our liquidity. Other real estate companies and REITs may calculate FFO, Normalized FFO or NOI differently than we do.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will ultimately be payable when all contingencies for determining any such fees are determined at the end of the calendar year, and we exclude acquisition and certain other transaction related costs such as legal and professional fees associated with our acquisition and disposition activities, gains and losses on early extinguishment of debt, if any, and loss on distribution to common shareholders of RMR common stock. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a

REIT, along with net income and operating income. We believe that FFO and Normalized FFO provide useful information to investors, because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.
Our calculations of FFO and Normalized FFO for the years ended December 31, 2016, 2015 and 2014 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO, Normalized FFO and net income per share for these periods.

	For the Year Ended December 31,
	2016	2015	2014
Net income	$141,295	$123,968	$158,637
Depreciation and amortization expense	287,831	257,783	185,391
Gain on sale of properties(1)	(4,061)	—	(5,453)
Impairment of assets from continuing operations(2)	18,674	194	(10)
Impairment of assets from discontinued operations(3)	—	602	4,377
FFO	443,739	382,547	342,942
Acquisition and certain other transaction related costs	2,085	6,853	4,607
Loss on distribution to common shareholders of The RMR Group Inc. common stock(4)	—	38,437	—
Loss on early extinguishment of debt(5)	526	1,894	12
Normalized FFO	$446,350	$429,731	$347,561

Weighted average shares outstanding (basic)	237,345	232,931	198,868
Weighted average shares outstanding (diluted)	237,382	232,963	198,894

Net income per share (basic and diluted)	$0.60	$0.53	$0.80
FFO per share (basic and diluted)	$1.87	$1.64	$1.72
Normalized FFO per share (basic and diluted)	$1.88	$1.84	$1.75
Distributions declared per share	$1.56	$1.56	$1.56

(1)	During 2016, we recognized a gain on the sale of one senior living community. During 2014, we recognized a gain on the sale of six senior living communities.

(2)
During 2016, we recorded a net impairment of assets charge of $18,674 to adjust the carrying values of eight of our properties to their estimated sales prices less costs to sell, write off acquired lease intangible assets associated with the lease defaults at two triple net leased senior living communities and to reduce the carrying value of our Five Star investment to its estimated fair value. During 2015, we recorded a net impairment of assets charge of $194 to adjust the carrying value of three of our properties to their estimated sales prices less costs to sell. During 2014, we recorded a net impairment of assets adjustment of $10 to adjust the carrying value of two of our properties to their estimated sales prices less costs to sell.

(3)
During 2015, we recorded an impairment of assets charge of $602 to reduce the carrying value of one MOB (four buildings) to its estimated sale price less costs to sell. During 2014, we recorded a net impairment of assets charge of $4,377 to adjust the carrying value of four MOBs (seven buildings) to their estimated sales prices less costs to sell.

(4)
In 2015, we recognized a $38,437 non-cash loss on the distribution of shares of RMR Inc. shares to our shareholders as a result of the closing price of RMR Inc.’s shares being lower than our carrying amount per share on the distribution date.

(5)
In 2016, we recorded a net loss on early extinguishment of debt totaling $526 related to the prepayment of mortgage notes encumbering 13 properties. In 2015, we recorded losses on early extinguishment of debt totaling $1,604 related to the termination of a bridge loan commitment, an amendment to our revolving credit facility agreement and the prepayment of our $250,000 4.30% senior unsecured notes due January 2016. Also in 2015, we prepaid certain mortgages and recorded a loss on early extinguishment of debt of approximately $290. In 2014, we recorded a net loss on early extinguishment of debt of approximately $12 in connection with the prepayment of two mortgages.

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
The calculation of NOI by reporting segment is included above in this Item 7. The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, for the years ended December 31, 2016, 2015 and 2014.

	For the Year Ended December 31,
Reconciliation of NOI to Net Income:	2016	2015	2014
Triple net leased senior living communities NOI	$274,864	$256,035	$230,718
Managed senior living communities NOI	98,627	89,632	73,091
MOB NOI	266,471	257,249	198,570
All other operations NOI	18,270	18,278	17,944
Total NOI	658,232	621,194	520,323

Depreciation and amortization expense	(287,831)	(257,783)	(185,391)
General and administrative expense	(46,559)	(42,830)	(38,946)
Acquisition and certain other transaction related costs	(2,085)	(6,853)	(4,607)
Impairment of assets(1)	(18,674)	(194)	10
Operating income	303,083	313,534	291,389

Dividend income	2,108	2,773	63
Interest and other income	430	379	362
Interest expense	(167,574)	(150,881)	(135,114)
Loss on distribution to common shareholders of The RMR Group Inc. common stock(2)	—	(38,437)	—
Loss on early extinguishment of debt(3)	(526)	(1,894)	(12)
Income before income tax expense and equity in earnings of an investee	137,521	125,474	156,688
Income tax expense	(424)	(574)	(576)
Equity in earnings of an investee	137	20	87
Income from continuing operations	137,234	124,920	156,199
(Loss) income from discontinued operations	—	(350)	1,362
Loss on impairment of assets from discontinued operations(4)	—	(602)	(4,377)
Income before gain on sale of properties	137,234	123,968	153,184
Gain on sale of properties(5)	4,061	—	5,453
Net income	$141,295	$123,968	$158,637

(1)
During 2016, we recorded a net impairment of assets charge of $18,674 to adjust the carrying values of eight of our properties to their estimated sales prices less costs to sell, write off acquired lease intangible assets associated with the lease defaults at two triple net leased senior living communities and to reduce the carrying value of our Five Star investment to its estimated fair value. During 2015, we recorded a net impairment of assets charge of $194 to adjust the carrying value of three of our properties to their estimated sales prices less costs to sell. During 2014, we recorded a net impairment of assets adjustment of $10 to adjust the carrying value of two of our properties to their estimated sales prices less costs to sell.

(2)
In 2015, we recognized a $38,437 non-cash loss on the distribution of shares of class A common stock of RMR Inc. to our shareholders as a result of the closing price of RMR Inc.’s shares being lower than our carrying amount per share on the distribution date.

(3)
In 2016, we recorded a net loss on early extinguishment of debt totaling $526 related to the prepayment of mortgage notes encumbering 13 properties. In 2015, we recorded losses on early extinguishment of debt totaling $1,604 related to the termination of a bridge loan commitment, an amendment to our revolving credit facility agreement and the prepayment of our $250,000 4.30% senior unsecured notes due January 2016. Also in 2015, we prepaid certain mortgages and recorded a loss on early extinguishment of debt of approximately $290. In 2014, we recorded a net loss on early extinguishment of debt of approximately $12 in connection with the prepayment of two mortgages.

(4)
During 2015, we recorded an impairment of assets charge of $602 to reduce the carrying value of one MOB (four buildings) to its estimated sale price less costs to sell. During 2014, we recorded a net impairment of assets charge of $4,377 to adjust the carrying value of four MOBs (seven buildings) to their estimated sales prices less costs to sell.

(5)	During 2016, we recognized a gain on the sale of one senior living community. During 2014, we recognized a gain on the sale of six senior living communities.

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

Our Operating Liquidity and Resources
We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the year ended December 31, 2016 compared to the year ended December 31, 2015 were as follows: (1) cash provided by operating activities increased to $426.8 million in 2016 from $405.5 million in 2015; (2) cash used for investing activities decreased to $(292.9) million in 2016 from $(1.2) billion in 2015; and (3) cash (used for) provided by financing activities decreased to $(139.8) million used in 2016 from $817.6 million provided in 2015.

The increase in cash provided by operating activities for the year ended December 31, 2016 compared to the prior year was primarily a result of additional operating income from acquisitions during 2016 as well as working capital changes in 2016, including prepaid expenses, prepaid rent and various accrued expenses and liabilities. Cash used for investing activities decreased in 2016, primarily due to higher acquisition activity in the year ended December 31, 2015 compared to the year ended December 31, 2016 and higher proceeds from the sale of properties during the year ended December 31, 2016, partially offset by increased funding for real estate improvements during 2016. The decrease in cash (used for) provided by financing activities for the year ended December 31, 2016 compared to the prior year was due primarily to (1) proceeds of $659.5 million from our issuance of common shares in 2015, (2) increased aggregate distributions to shareholders in 2016 due to additional common shares outstanding and (3) net repayments of borrowings under our revolving credit facility in 2016 compared to borrowings under our revolving credit facility in the prior year and proceeds from our term loan that we obtained in 2015, partially offset by our issuance of $250.0 million senior unsecured notes and $620.0 million of secured debt in 2016.

Our Investment and Financing Liquidity and Resources
As of December 31, 2016, we had $31.7 million of cash and cash equivalents and $673.0 million available to borrow under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe these funding sources will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.
     In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our need or desire to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, our revolving credit facility includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1.5 billion in certain circumstances. We pay interest on borrowings under our revolving credit facility at a rate of LIBOR plus a premium, which was 130 basis points per annum as of December 31, 2016. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2016, the annual interest rate required on borrowings under our revolving credit facility was 2.0%. As of December 31, 2016 and February 24, 2017, we had $327.0 million and $378.0 million outstanding under our revolving credit facility, respectively.

When significant amounts are outstanding under our revolving credit facility or as the maturities of our indebtedness approach, we intend to explore refinancing alternatives. Such alternatives may include incurring additional debt, selling certain properties and issuing new equity securities. In addition, we may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also assume mortgage debts in connection with our acquisitions of properties or place new mortgages on properties we own.

We have a $350.0 million unsecured term loan that matures on January 15, 2020, and is prepayable without penalty, at any time.  In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2016, the annual interest rate payable for amounts outstanding under this term loan was 2.0%.

We also have a $200.0 million unsecured term loan that matures on September 28, 2022, and is prepayable without penalty beginning September 29, 2017. In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 180 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of December 31, 2016, the annual interest rate payable for amounts outstanding under this term loan was 2.6%.

In February 2016, we issued $250.0 million of 6.25% senior unsecured notes due 2046, raising net proceeds of approximately $241.4 million after underwriting discounts and expenses. We used the net proceeds of this offering to repay, in part, the then outstanding amount under our revolving credit facility and for general business purposes.

In July 2016, we entered into loan agreements and obtained an aggregate $620.0 million secured debt financing that matures in August 2026.  These loans are secured by one MOB (two buildings) located in Massachusetts and require interest to be paid at a weighted average fixed annual interest rate of 3.53%. We used the net proceeds from these loans to repay, in part, the then outstanding amount under our revolving credit facility and for general business purposes.

In January 2016, we prepaid, at par plus accrued interest, a $6.1 million note secured by one of our properties with a maturity date in April 2016 and an annual interest rate of 5.97%. In April 2016, we prepaid, at par plus accrued interest, an $18.0 million mortgage note secured by one of our properties with a maturity date in July 2016 and an annual interest rate of 4.65%. In July 2016, we prepaid, at par plus accrued interest, an $11.9 million mortgage note secured by one of our properties with a maturity date in November 2016 and an annual interest rate of 6.25%. In September 2016, we prepaid, at par plus accrued interest, mortgage notes secured by two of our properties with an aggregate principal balance of approximately $80.0 million, maturity dates in November 2016 and a weighted average annual interest rate of 5.92%. In October 2016, we prepaid, at par plus prepayment premiums and accrued interest, mortgage notes secured by eight of our properties with an aggregate principal balance of approximately $42.5 million, maturity dates in May 2017 and a weighted average annual interest rate of 6.54%. In December 2016, we prepaid, at par plus accrued interest, one mortgage note secured by one of our properties with an outstanding principal balance of approximately $5.4 million, a maturity date in March 2017 and an annual interest rate of 5.86%.

In February 2016, we acquired one MOB (three buildings) located in Minnesota with approximately 128,000 square feet for a purchase price of approximately $22.7 million, excluding closing costs.

In May 2016, we acquired one senior living community located in Georgia with 38 living units for a purchase price of approximately $8.4 million, excluding closing costs. We acquired this community using a TRS structure, and entered into a management agreement with Five Star to manage this community for our account.  In December 2016, we acquired a land parcel adjacent to this community for approximately $1.6 million excluding closing costs.

In May 2016, we acquired one MOB (one building) located in Florida with approximately 166,000 square feet for a purchase price of approximately $45.0 million, excluding closing costs.

In June 2016, we acquired seven senior living communities located in four states with 545 living units from Five Star for approximately $112.4 million, excluding closing costs, and simultaneously entered into a new long term master lease with Five Star for those communities. See Notes 3 and 5 to our consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K for further information regarding this sale and leaseback transaction with Five Star.

In October 2016, we acquired one MOB (one building) located in Ohio with approximately 96,000 square feet for approximately $18.5 million, excluding closing costs.

In December 2016, we acquired two senior living communities with a combined 126 living units located in Illinois for approximately $18.6 million, excluding closing costs. These communities were added to our existing Lease #5 with Five Star. See Notes 3 and 5 to our consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K for further information regarding our leases with Five Star.

In January 2017, we acquired one MOB (one building) located in Kansas with approximately 117,000 square feet for approximately $15.5 million, excluding closing costs.

We funded the foregoing acquisitions with cash on hand and borrowings under our revolving credit facility.

In December 2016, Five Star began managing five senior living communities we own pursuant to management agreements, one of which was added to one of our existing pooling agreements with Five Star and the other four of which were added to a new pooling agreement with Five Star.

In March 2016, we sold a land parcel that was previously classified as held for sale for approximately $0.7 million, excluding closing costs. In June 2016, we sold one triple net leased senior living community that was previously classified as held for sale for approximately $9.1 million, excluding closing costs. We recognized a gain on sale of approximately $4.1 million during the second quarter of 2016 related to the sale of that senior living community. In July 2016, we sold four MOBs (four buildings) that were previously classified as held for sale for approximately $20.2 million, excluding closing costs. In September 2016, we sold one senior living community previously leased to Five Star for approximately $0.2 million, excluding closing costs. In December 2016, we sold one MOB located in Pennsylvania for approximately $2.8 million, excluding closing costs. Also in December 2016, we sold a formerly managed memory care building located in Florida for approximately $2.1 million, excluding closing costs.

During the year ended December 31, 2016, we invested $30.3 million of revenue producing capital improvements at certain of our triple net leased senior living communities, and, as a result, annual rent payable to us increased by approximately $2.4 million, pursuant to the terms of certain of our leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

During the years ended December 31, 2016 and 2015, cash expenditures made and capitalized for leasing costs and building improvements at our MOBs and our funding of capital improvements at our managed senior living communities were as follows (dollars in thousands):

	For the Year Ended December 31,
	2016	2015
MOB tenant improvements(1)(2)	$12,237	$10,181
MOB leasing costs(1)(3)	4,870	7,148
MOB building improvements(1)(4)	13,426	8,506
Managed senior living communities capital improvements	16,300	11,144
Development, redevelopment and other activities(5)	31,835	21,338
Total capital expenditures	$78,668	$58,317

(1)	Excludes expenditures at properties classified in discontinued operations, if any.

(2)	MOB tenant improvements generally include capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space.

(3)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and other tenant inducements.

(4)	MOB building improvements generally include expenditures to replace obsolete building components and to extend the useful life of existing assets.

(5)
Development, redevelopment and other activities generally include (1) capital expenditures that are identified at the time of a property acquisition and incurred within a short period after acquiring the property; and (2) capital expenditure projects that reposition a property or result in new sources of revenue.

During the year ended December 31, 2016, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the year	271	628	899
Total leasing costs and concession commitments(1)	$7,518	$6,894	$14,412
Total leasing costs and concession commitments per square foot(1)	$27.73	$10.99	$16.04
Weighted average lease term (years)(2)	7.2	6.1	6.4
Total leasing costs and concession commitments per square foot per year(1)	$3.88	$1.81	$2.50

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of December 31, 2016, including straight line rent adjustments, estimated recurring expense reimbursements and excluding lease value amortization.

As of December 31, 2016, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings under revolving credit facility	$327,000	$—	$327,000	$—	$—
Term loans	550,000	—	—	350,000	200,000
Senior unsecured notes	1,750,000	—	400,000	500,000	850,000
Mortgage notes payable	1,109,807	21,313	428,867	4,170	655,457
Capital lease obligations	11,466	772	1,820	2,238	6,636
Ground lease obligations	8,859	383	771	779	6,926
Projected interest expense(2)	1,342,243	139,635	245,308	134,011	823,289
Tenant related obligations(3)	23,271	20,514	2,127	55	575
Total	$5,122,646	$182,617	$1,405,893	$991,253	$2,542,883

(1)
In addition to the amounts discussed above, we also have business and property management agreements with continuing 20 year terms, which require us to pay management fees to RMR LLC. See Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)
Projected interest expense is attributable to only our debt obligations at existing rates as of December 31, 2016 and is not intended to estimate future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

(3)	Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2016.

On January 13, 2017, we declared a quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders of record on January 23, 2017 for the quarter ended December 31, 2016. We paid this distribution to shareholders on February 21, 2017 using cash on hand and borrowings under our revolving credit facility.
We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future equity and debt transactions depends primarily upon market conditions and our credit ratings. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings , to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention.
Off Balance Sheet Arrangements
As of December 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants

Our principal debt obligations at December 31, 2016 were: (1) outstanding borrowings under our $1.0 billion revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (f) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount term loan due 2020; (4) our $200.0 million principal amount term loan due 2022; and (5) $1.1 billion aggregate principal amount of mortgage notes secured by 43 of our properties (45 buildings) with maturity dates between 2017 and 2043. We also have two properties encumbered by capital leases with lease obligations totaling $11.5 million at December 31, 2016; the capital leases expire in 2026. We had $327.0 million outstanding under our revolving credit facility as of December 31, 2016. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contains covenants which restrict our ability to make distributions in certain circumstances. As of December 31, 2016, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.

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

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement and property management agreement with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: Five Star, which is our former subsidiary and largest tenant and the manager of our managed senior living communities and of which we and a wholly owned subsidiary of ABP Trust are significant stockholders; D&R Yonkers LLC, which is owned by our President and Chief Operating Officer and Five Star’s chief financial officer and treasurer and to which one of our TRSs subleases a part of a senior living community we own in order to accommodate certain requirements of New York healthcare licensing laws; SIR, from which we purchased entities owning 23 MOBs, or the CCIT MOBs, that SIR acquired in connection with its acquisition of Cole Corporate Income Trust, Inc., or CCIT, in January 2015; and AIC, of which we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2016. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement and property management agreement with RMR LLC, our leases, forms of management agreements and related pooling agreements with Five Star, our agreements with D&R Yonkers LLC and its owners, the purchase and sale agreement for our purchase from SIR of the CCIT MOBs, the consent agreement with Adam Portnoy and Barry Portnoy and certain of their affiliates related to their acquisition of Five Star common shares and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Critical Accounting Policies
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

•
allocation of purchase prices among various asset categories, including allocations to above and below market leases for properties qualifying as acquired businesses under FASB Accounting Standards Codification (Topic 805): Business Combinations, and the related impact on the recognition of rental income and depreciation and amortization expense;

•	assessment of the carrying values and impairments of long lived assets; and

•	classification of leases.
We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For real estate acquired, we record building, land and improvements, and, if applicable, the value of in place leases, the fair market value of above or below market leases and customer relationships at fair value. We allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to management's purchase price allocations and determinations of useful lives; however, management is ultimately responsible for the purchase price allocations and determination of useful lives.

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

Impact of Inflation
Inflation in the past several years in the United States has been modest, but recently there have been indications of inflation in the U.S. economy and elsewhere and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our real estate to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants’ revenues should increase. Further, inflation may permit us to increase rents upon renewal or enter new leases for the leased space for increased rent amounts. Offsetting these benefits, inflation might cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our tenants’ or managers’ operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants’ or managers’ operating income from our properties becomes insufficient to pay our rents or returns. To mitigate the adverse impact of increased tenant financial distress upon us, we generally require our tenants to provide guarantees for our rent. To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we previously have purchased interest rate cap agreements and we may enter into additional interest rate hedge arrangements in the future. The decision to enter into these agreements was and will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements.
Impact of Government Reimbursement
For the year ended December 31, 2016,  approximately 97% of our NOI was generated from properties where a majority of the revenue is derived from private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenue was derived from Medicare and Medicaid payments.  Nonetheless, we own and our tenants and managers operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs and other similar facilities, state Medicaid programs for services in certain assisted living communities, and other federal and state healthcare payment programs. Because of the current and projected federal budget deficit and other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, as well as existing regulations that impact these matters. Further, there are other existing and recently enacted legislation, and related litigation, related to government payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business—Government Regulation and Reimbursement” above in this Annual Report on Form 10-K. We cannot estimate the type and magnitude of these matters. However, these matters could result in the failure of Medicare, Medicaid or private payment rates to cover our or our tenants’ and managers’ costs of providing required services to residents, in reductions in payments or other circumstances that could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties.
Seasonality
Skilled nursing and assisted living operations have historically reflected modest seasonality. During fourth quarter holiday periods, residents at such facilities are sometimes discharged to spend time with family and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these and other factors, these operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have a material impact upon the ability of our tenants to pay our rent or our ability to fund our managed senior living operations or our other businesses. Our MOBs and wellness center business do not typically experience seasonality.
Impact of Climate Change
The political debate about global climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and our manager, RMR LLC, continuously study ways to improve the energy efficiency at all of our properties. RMR LLC is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency and sustainability at commercial properties through its “ENERGY STAR” label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency and sustainability at commercial properties through its LEED® green building certificate program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because most of the increased costs either may be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments or, in the longer term, would be passed through as higher charges paid by the patients, residents and other customers of our properties; however, increased costs incurred by our managers may affect their ability to pay us our minimum returns and may prevent or reduce any additional returns we may receive. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations or the financial condition of our tenants or managers and their ability to pay rent or returns to us.
Some observers believe severe weather activities in different parts of the country the last few years is evidence of global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a geographically diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

Fixed Rate Debt

At December 31, 2016, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages	620,000	3.53%	21,886	2026	Monthly
Mortgage	279,505	6.71%	18,755	2019	Monthly
Mortgages	69,953	4.47%	3,127	2018	Monthly
Mortgages	44,462	3.79%	1,685	2019	Monthly
Mortgage	14,300	6.28%	898	2022	Monthly
Mortgages	12,772	6.31%	806	2018	Monthly
Mortgages	12,061	6.24%	753	2018	Monthly
Mortgage	11,594	4.85%	562	2022	Monthly
Mortgage	10,653	6.15%	655	2017	Monthly
Mortgage	8,882	5.95%	528	2037	Monthly
Mortgage	8,686	6.73%	585	2018	Monthly
Mortgage	6,565	4.69%	308	2019	Monthly
Mortgage	4,427	4.38%	194	2043	Monthly
Mortgages	3,128	7.49%	234	2022	Monthly
Mortgage	2,819	6.25%	176	2033	Monthly
	$2,859,807		$145,107

(1)
The principal balances, annual interest rates and annual interest expense are based on the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

No principal repayments are due under our unsecured notes until maturity. Our mortgage debts generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $28.6 million.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2016, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $60.1 million.
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

Floating Rate Debt

At December 31, 2016, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had $327.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan.  Our revolving credit facility matures in January 2018, and, subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2019.  No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan is prepayable without penalty at any time. Our $200.0 million term loan is prepayable without penalty beginning September 29, 2017.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2016 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2016	2.14%	$877,000	$18,768	$0.08
100 basis point increase	3.14%	$877,000	$27,538	$0.12

(1)	Weighted based on interest rates and outstanding borrowings under our credit facilities and term loans as of December 31, 2016.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2016.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2016 if we were fully drawn on our revolving credit facility and our term loans remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2016	2.08%	$1,550,000	$32,240	$0.14
100 basis point increase	3.08%	$1,550,000	$47,740	$0.20

(1)    Weighted based on the interest rates and outstanding borrowings as of December 31, 2016.
(2)    Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2016.
The foregoing tables show the impact of an immediate increase in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the amount of our borrowings outstanding under our revolving credit facility or other floating rate debt.
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
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act, Rules 13a‑15 and 15d‑15. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework  (2013 framework). Based on our assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2016 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
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
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the award. The following table is as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under our equity compensation plan excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders—2012 Plan	None.	None.	2,567,616	(1)
Equity compensation plan not approved by security holders	None.	None.	None.
Total	None.	None.	2,567,616	(1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.

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

(b)    Exhibits

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

4.4
Supplemental Indenture No. 6, dated as of December 8, 2011, between the Company and U.S. Bank National Association, related to 6.75% Senior Notes due 2021, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-15319.)

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

10.4	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2012.)
10.5	First Amendment to 2012 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)
10.6	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.7	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.8	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.9	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)
10.10	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2016.)
10.11
Credit Agreement, dated as of June 24, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

10.12
First Amendment to Credit Agreement, dated as of September 4, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 4, 2013.)

10.13
Second Amendment to Credit Agreement, dated as of May 6, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.14
Third Amendment to Credit Agreement, dated as of September 28, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2015.)

10.15
Term Loan Agreement, dated as of May 30, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2014.)

10.16
First Amendment to Term Loan Agreement, dated as of September 28, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2015.)

10.17
Term Loan Agreement, dated as of September 28, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2015.)

10.18
Transaction Agreement, dated December 7, 2001, among the Company, certain subsidiaries of the Company party thereto, Five Star Quality Care, Inc., certain subsidiaries of Five Star Quality Care, Inc. party thereto, FSQ, Inc., Hospitality Properties Trust and The RMR Group LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2001, File No. 001-15319.)

10.19	Transaction Agreement, dated June 29, 2016, between the Company and Five Star Quality Care, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.20
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

10.26
Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 001-15319.)

10.27
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

10.28
Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

10.29
Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

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

10.33
Partial Termination of and Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

10.34
Partial Termination of and Twelfth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 31, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2015.)

10.35
Partial Termination of and Thirteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of February 17, 2015, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.36
Partial Termination of and Fourteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2015, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.37
Partial Termination of and Fifteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 29, 2015, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.38
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

10.39
Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.40
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15319.)

10.41
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 001-15319.)

10.42
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

10.43
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-15319.)

10.44
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.45
Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 19, 2013, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2013.)

10.46
Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 1, 2014, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.47
Partial Termination of and Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 20, 2015, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

10.48
Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 29, 2016, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

10.49
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

10.50
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

10.52
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

10.53
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

10.54
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

10.56
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

10.57
Master Lease Agreement (Lease No. 5), dated as of June 29, 2016, between SNH/LTA Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.58
Joinder and First Amendment to Master Lease Agreement (Lease No. 5), dated as of December 8, 2016, by and between SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.59
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

10.60
Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.61
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

10.63
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

10.64
Lease Realignment Agreement, dated as of August 4, 2009, among the Company and certain of its subsidiaries, and Five Star Quality Care, Inc. and certain of its subsidiaries. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.65
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, the Company, TravelCenters of America LLC, ABP Trust, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

10.66
Lease for 50 Northern Avenue (Parcel A - Fan Pier) Boston, Massachusetts, dated as of May 5, 2011, between SNH Fan Pier, Inc. (as successor by assignment from Fifty Northern Avenue LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

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

10.69
Lease for 11 Fan Pier Boulevard (Parcel B - Fan Pier) Boston, Massachusetts, dated as of May 5, 2011, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

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

99.3
Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE McCarthy New Bern LLC, as Landlord, and FVE SE McCarthy New Bern LLC, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

99.4
Guaranty Agreement, dated as of June 20, 2011, from Five Star Quality Care, Inc. in favor of SNH/LTA SE McCarthy New Bern LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

99.5
Lease Agreement, dated as of June 23, 2011, between SNH/LTA SE Wilson LLC, as Landlord, and FVE SE Wilson LLC, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

99.6
Guaranty Agreement, dated as of June 23, 2011, from Five Star Quality Care, Inc. in favor of SNH/LTA SE Wilson LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

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

99.10
Pooling Agreement No. 2, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.11
Pooling Agreement No. 3, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.12
Pooling Agreement No. 4, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.13	Pooling Agreement No. 5, dated as of June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
99.14	Pooling Agreement No. 6, dated as of June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
99.15	Pooling Agreement No. 7, dated as of June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
99.16	Pooling Agreement No. 8, dated as of June 29, 2016, between FVE Managers, Inc. and SNH AL AIMO Tenant, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
99.17
Pooling Agreement No. 9, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.18
Pooling Agreement No. 10, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.19	Accession Agreement to Pooling Agreement No. 10, dated as of December 15, 2016, by SNH AL Cumming Tenant LLC. (Filed herewith.)
99.20	Pooling Agreement No. 11, dated as of December 15, 2016, between FVE Managers, Inc. and SNH AL Georgia Tenant LLC. (Filed herewith.)
99.21
Representative form of AL Management Agreement, dated March 30, 2015, between certain subsidiaries of the Company and FVE Managers, Inc.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

99.22
Amendment to AL Management Agreements, dated July 10, 2014, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

99.23
Villa Valencia Agreement, dated July 10, 2014, between SNH SE Tenant Inc. and certain other subsidiaries of the Company and FVE Managers, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

99.24
Amendment to Villa Valencia Management Agreement, dated June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.25
Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

99.26
Representative form of IL Management Agreement, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-15319.)

99.27
Amendment to IL Management Agreements, dated July 10, 2014, between FVE IL Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

99.28
Sublease Agreement, dated as of August 31, 2012, between SNH Yonkers Tenant Inc., as Sublessor, and D&R Yonkers LLC, as Subtenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

99.29
Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

99.30
Representative form of Indemnification Agreement, dated as of August 31, 2012, relating to D&R Yonkers LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

99.31
Letter, dated July 15, 2016, between the Company, on its own behalf and on behalf of certain of its subsidiaries, and The RMR Group LLC, regarding Second Amended and Restated Property Management Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.)

99.32
Consent Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)

99.33
Letter Agreement, dated October 28, 2016, between the Company and Five Star Quality Care, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Senior Housing Properties Trust
We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Senior Housing Properties Trust
We have audited Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Senior Housing Properties Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Senior Housing Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Senior Housing Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Senior Housing Properties Trust and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2017

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$803,773	$781,426
Buildings, improvements and equipment	6,926,750	6,675,514
	7,730,523	7,456,940
Less accumulated depreciation	(1,328,011)	(1,147,540)
	6,402,512	6,309,400

Cash and cash equivalents	31,749	37,656
Restricted cash	3,829	6,155
Investments in available for sale securities	115,612	51,472
Due from affiliate	18,439	17,912
Acquired real estate leases and other intangible assets, net	514,446	604,286
Other assets	141,167	133,209
Total assets	$7,227,754	$7,160,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$327,000	$775,000
Unsecured term loans, net	547,058	546,305
Senior unsecured notes, net	1,722,758	1,478,536
Secured debt and capital leases, net	1,117,649	679,295
Accrued interest	18,471	16,974
Due to affiliate	22,296	15,008
Assumed real estate lease obligations, net	106,038	115,363
Other liabilities	167,079	173,849
Total liabilities	4,028,349	3,800,330

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,544,479 and 237,471,559 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	2,375	2,375
Additional paid in capital	4,533,456	4,531,703
Cumulative net income	1,618,885	1,477,590
Cumulative other comprehensive income (loss)	34,549	(32,537)
Cumulative distributions	(2,989,860)	(2,619,371)
Total shareholders’ equity	3,199,405	3,359,760
Total liabilities and shareholders’ equity	$7,227,754	$7,160,090

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$666,200	$630,899	$526,703
Residents fees and services	391,822	367,874	318,184
Total revenues	1,058,022	998,773	844,887

Expenses:
Property operating expenses	399,790	377,579	324,564
Depreciation and amortization	287,831	257,783	185,391
General and administrative	46,559	42,830	38,946
Acquisition and certain other transaction related costs	2,085	6,853	4,607
Impairment of assets	18,674	194	(10)
Total expenses	754,939	685,239	553,498

Operating income	303,083	313,534	291,389

Dividend income	2,108	2,773	63
Interest and other income	430	379	362
Interest expense	(167,574)	(150,881)	(135,114)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	(38,437)	—
Loss on early extinguishment of debt	(526)	(1,894)	(12)
Income from continuing operations before income tax expense and equity in earnings of an investee	137,521	125,474	156,688
Income tax expense	(424)	(574)	(576)
Equity in earnings of an investee	137	20	87
Income from continuing operations	137,234	124,920	156,199
Discontinued operations:
(Loss) income from discontinued operations	—	(350)	1,362
Loss on impairment of assets from discontinued operations	—	(602)	(4,377)
Income before gain on sale of properties	137,234	123,968	153,184
Gain on sale of properties	4,061	—	5,453
Net income	141,295	123,968	158,637

Other comprehensive income:
Unrealized gain (loss) on investments in available for sale securities	64,139	(35,846)	(5,085)
Amounts reclassified from cumulative other comprehensive income to net income	2,795	—	—
Equity in unrealized gain (loss) of an investee	152	(20)	2
Other comprehensive income:	67,086	(35,866)	(5,083)
Comprehensive income:	$208,381	$88,102	$153,554

Weighted average shares used in computing earnings per common share:
Basic	237,345	232,931	198,868
Diluted	237,382	232,963	198,894

Earnings per common share (basic and diluted):
Income from continuing operations	$0.60	$0.54	$0.81
Loss from discontinued operations	—	(0.01)	(0.01)
Net income	$0.60	$0.53	$0.80
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Cumulative Other Comprehensive Income (Loss)	Totals
Balance at December 31, 2013:	188,167,643	$1,881	$3,497,590	$1,194,985	$(1,925,879)	$8,412	$2,776,989
Comprehensive income (loss)	—	—	—	158,637	—	(5,083)	153,554
Distributions	—	—	—	—	(305,767)	—	(305,767)
Issuance of shares	15,648,462	156	325,455	—	—	—	325,611
Share grants	94,200	2	2,018	—	—	—	2,020
Balance at December 31, 2014:	203,910,305	2,039	3,825,063	1,353,622	(2,231,646)	3,329	2,952,407
Comprehensive income (loss)	—	—	—	123,968	—	(35,866)	88,102
Distributions	—	—	—	—	(356,384)	—	(356,384)
Distribution to common shareholders of The RMR Group Inc. common stock	—	—	—	—	(31,341)	—	(31,341)
Issuance of shares	33,475,367	335	705,413	—	—	—	705,748
Share grants	99,000	1	1,439	—	—	—	1,440
Share repurchases	(13,113)	—	(212)	—	—	—	(212)
Balance at December 31, 2015:	237,471,559	2,375	$4,531,703	1,477,590	$(2,619,371)	(32,537)	3,359,760
Comprehensive income	—	—	—	141,295	—	67,086	208,381
Distributions	—	—	—	—	(370,489)	—	(370,489)
Share grants	92,150	1	2,204	—	—	—	2,205
Share repurchases	(19,230)	(1)	(451)	—	—	—	(452)
Balance at December 31, 2016:	237,544,479	$2,375	$4,533,456	$1,618,885	$(2,989,860)	$34,549	$3,199,405

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,295	$123,968	$158,637
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	287,831	257,783	185,391
Net amortization of debt discounts, premiums and deferred financing fees	5,729	5,942	6,319
Straight line rental income	(17,604)	(18,039)	(9,672)
Amortization of acquired real estate leases and other intangible assets	(4,941)	(4,060)	(2,322)
Loss on early extinguishment of debt	526	1,894	12
Impairment of assets	18,674	796	4,367
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	38,437	—
Other non-cash adjustments	(3,772)	(2,145)	—
Gain on sale of properties	(4,061)	—	(5,453)
Gain on sale of investments	—	(71)	—
Equity in earnings of an investee	(137)	(20)	(87)
Change in assets and liabilities:
Restricted cash	2,326	4,389	1,970
Other assets	(1,548)	(19,917)	(1,102)
Accrued interest	1,497	(3,072)	4,207
Other liabilities	992	19,636	8,634
Net cash provided by operating activities	426,807	405,521	350,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(227,072)	(1,134,735)	(1,225,770)
Real estate improvements	(99,663)	(70,427)	(64,754)
Investment in Affiliates Insurance Company	—	—	(825)
Investment in The RMR Group Inc.	—	(17,286)	—
Proceeds from sale of properties	33,866	2,782	27,325
Proceeds from sale of investments	—	6,571	—
Net cash used for investing activities	(292,869)	(1,213,095)	(1,264,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	659,496	322,807
Proceeds from issuance of unsecured senior notes, net of discount	250,000	—	648,915
Proceeds from unsecured term loan	—	200,000	350,000
Proceeds from borrowings on revolving credit facility	662,000	1,640,243	570,000
Proceeds from issuance of secured debt	620,000	—	—
Redemption of senior notes	—	(250,000)	—
Repayments of borrowings on revolving credit facility	(1,110,000)	(945,243)	(590,000)
Repayment of other debt	(178,418)	(125,879)	(86,432)
Loss on early extinguishment of debt settled in cash	(470)	(1,448)	—
Payment of debt issuance costs	(12,016)	(2,931)	(8,039)
Repurchase of common shares	(452)	(212)	—
Distributions to shareholders	(370,489)	(356,390)	(305,767)
Net cash (used for) provided by financing activities	(139,845)	817,636	901,484

(Decrease) increase in cash and cash equivalents	(5,907)	10,062	(11,639)
Cash and cash equivalents at beginning of period	37,656	27,594	39,233
Cash and cash equivalents at end of period	$31,749	$37,656	$27,594
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$160,348	$148,011	$124,588
Income taxes paid	$435	$477	$155

NON-CASH INVESTING ACTIVITIES:
Investment acquired by issuance of common shares	$—	$(44,521)	$—
Acquisitions funded by assumed debt	$—	$(181,433)	$(15,630)

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$181,433	$15,630
Issuance of common shares	$—	$47,691	$4,823
Distribution to common shareholders of The RMR Group Inc. common stock	$—	$(31,335)	$—
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 1. Organization
We are a real estate investment trust, or REIT, organized under Maryland law. At December 31, 2016, we owned 433 properties (459 buildings) located in 42 states and Washington, D.C.
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

We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by third party appraisers. For properties qualifying as acquired businesses under Accounting Standards Codification, or the Codification, Topic No. 805, Business Combinations, we allocate a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase.
We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) as a reduction to rental income over the remaining non‑cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheets) as an increase to rental income over the non‑cancelable periods of the respective leases. For the years ended December 31, 2016, 2015 and 2014, such amortization resulted in an increase in rental income of $4,941, $4,060 and $2,322, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non‑cancelable periods of the respective leases. During the years ended December 31, 2016, 2015 and 2014, such amortization included in depreciation totaled $92,818, $80,040 and $38,970, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.
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
INVESTMENTS IN AVAILABLE FOR SALE SECURITIES. We classify the shares we own of Five Star Quality Care, Inc., or Five Star, and The RMR Group Inc., or RMR Inc., as available for sale securities and carry them at fair value in other assets in our consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders' equity. We evaluate our investments in available for sale securities to determine if a decline in the fair value below our carrying value is other than temporary. We consider the severity and the duration of the decline, and our ability and intent to hold the investment until recovery when making this assessment. If a decline in fair value is determined to be other than temporary, an impairment loss equal to the difference between the investment’s carrying value and its fair value is recognized in earnings.

At December 31, 2016 and 2015, we owned 4,235,000 common shares of Five Star. In performing our periodic evaluation of other than temporary impairment of our investment in Five Star for the fourth quarter of 2016, we determined, based on the length of time and the extent to which the market value of our Five Star investment was below our carrying value, that the decline in fair value was deemed to be other than temporary at December 31, 2016. Accordingly, we recorded a $2,795 loss on impairment to reduce the carrying value of our Five Star investment to its estimated fair value during the fourth quarter of 2016. We estimated fair value using the closing price of Five Star common shares as of December 31, 2016 ($2.70 per share). At December 31, 2016, our investment in Five Star had an adjusted cost basis and fair value of $11,435. At December 31, 2015, our investment in Five Star had a fair value of $13,467, including an unrealized loss of $747.
At December 31, 2016 and 2015, we owned 2,637,408 shares of class A common stock of RMR Inc. Our historical cost basis for these shares is $69,826. At December 31, 2016 and 2015, our investment in RMR Inc. had a fair value of $104,178 and $38,005, respectively, including an unrealized gain of $34,352 and an unrealized loss of $31,821, respectively. We concluded, for accounting purposes, that the cash and share consideration of $60,700 we paid for our investment in 5,272,787 shares of class A common stock of RMR Inc. represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $136,278 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under GAAP. As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in other liabilities in our consolidated balance sheets. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $3,772 and $2,145 of this liability during the years ended December 31, 2016 and 2015, respectively. These amounts are included in the net business management and property management fee amounts for such periods. As of December 31, 2016, the remaining unamortized amount of this liability was $71,933.

See Notes 5 and 7 for further information regarding our investments in Five Star and RMR Inc.
EQUITY METHOD INVESTMENTS.  At December 31, 2016, we owned 14.3% of Affiliates Insurance Company, or AIC’s, outstanding equity. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of comprehensive income. See Note 7 for further information regarding our investment in AIC.
We evaluate our equity method investments to determine if there are any events or circumstances (impairment indicators) that are likely to have a significant adverse effect on the fair value of the investment. Fair value estimates consider all available financial information related to the investee. Examples of such impairment indicators include, but are not limited to, a significant deterioration in earnings performance, a significant adverse change in the regulatory or economic environment of an investee; or a significant doubt about an investee's ability to continue as a going concern. If an impairment indicator is identified, an estimate of the fair value of the investment is compared to its carrying value. If the fair value of the investment is less than its carrying value, a determination is made as to whether the related impairment is other than temporary. If a decline in fair value is determined to be other than temporary, an impairment loss equal to the difference between the investment’s carrying value and its fair value is recognized in earnings.
DEBT ISSUANCE COSTS.  Debt issuance costs include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. Debt issuance costs for our unsecured revolving credit facility totaled $10,980 at both December 31, 2016 and 2015, and accumulated amortization of debt issuance costs totaled $9,039 and $7,174 at December 31, 2016 and 2015, respectively, and are included in other assets in our consolidated balance sheets. Debt issuance costs for our unsecured term loans, senior notes, and mortgage notes payable totaled $49,331 and $39,497 at December 31, 2016 and 2015, respectively, and accumulated amortization of debt issuance costs totaled $17,560 and $15,608, respectively, and are presented in our balance sheet as a direct deduction from the associated debt liability. Future amortization of debt issuance costs to be recognized with respect to our loans as of December 31, 2016 are estimated to be $5,829 in 2017, $4,084 in 2018, $3,225 in 2019, $1,810 in 2020, $1,695 in 2021 and $17,069 thereafter.
DEFERRED LEASING COSTS.  Deferred leasing costs include capitalized brokerage, legal and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets on our consolidated balance sheets. Deferred leasing costs totaled $24,825 and $21,708 at December 31, 2016 and 2015, respectively, and accumulated amortization of deferred leasing costs totaled $6,898 and $5,561 at December 31, 2016 and 2015, respectively. Included in deferred leasing costs at December 31, 2016, is $140 of estimated costs associated with leases under negotiation. At December 31, 2016, the remaining weighted average amortization period is approximately 8.5 years. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2016, are estimated to be $3,183 in 2017, $2,835 in 2018, $2,473 in 2019, $2,030 in 2020, $1,449 in 2021 and $5,817 thereafter.
REVENUE RECOGNITION.  We recognize rental income from operating leases on a straight line basis over the term of each lease agreement. We recognize percentage rents when realizable and earned, which is generally during the fourth quarter of the year. For the years ended December 31, 2016, 2015 and 2014, percentage rents earned aggregated $10,169, $10,062 and $10,155, respectively.
As of December 31, 2016, we owned 68 senior living communities that are managed by Five Star for our account. Five communities were previously managed from the date we acquired these communities in May 2015 through December 14, 2016 by a third party operator that was affiliated with a triple net leased senior living tenant of ours that defaulted on its lease obligations to us in the first half of 2016. We refer to these 68 communities as the managed senior living communities. We derive our revenues at these managed senior living communities primarily from services our managers provide to residents on our behalf and we record revenues when services are provided. We use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act for nearly all of our managed senior living communities.
PER COMMON SHARE AMOUNTS.  We calculate basic earnings per common share by dividing net income by the weighted average number of our common shares of beneficial interest, $.01 par value, or our common shares, outstanding during the period. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares and the related impact on earnings, are considered when calculating diluted earnings per share.
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
SEGMENT REPORTING.  As of December 31, 2016, we have four operating segments, of which three are separate reporting segments. We aggregate our triple net leased senior living communities, our managed senior living communities and our MOBs into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents. The third reporting segment includes properties leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which we do not consider to be sufficiently material to constitute a separate reporting segment.
See Note 10 for further information regarding our reportable operating segments.
NEW ACCOUNTING PRONOUNCEMENTS.  On January 1, 2016, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2015-02, Consolidation. Among other things, this update changed how an entity determines the primary beneficiary of a variable interest entity. The implementation of this update did not have an impact in our consolidated financial statements.
On January 1, 2016, we adopted FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of these updates resulted in the reclassification of certain of our capitalized debt issuance costs as an offset to the associated debt liability in our consolidated balance sheets. The classification of capitalized debt issuance costs related to our unsecured revolving credit facility remains unchanged in accordance with ASU No. 2015-15. As of December 31, 2015, debt issuance costs related to our unsecured term loans, senior unsecured notes and secured debt and capital leases of $3,695, $16,530 and $3,664, respectively, were reclassified from assets to an offset to the associated debt liability in our consolidated balance sheets.

On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this update did not have an impact in our consolidated financial statements.

In December 2016, we adopted FASB ASU, No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The implementation of this update did not have an impact in our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one year deferral of the effective date for ASU 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, including leases with residents at properties leased to our TRSs, which is specifically excluded from ASU 2014-09. We are continuing to evaluate ASU 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect its adoption to have a significant impact on the timing of our revenue recognition in our consolidated financial statements. We currently expect to adopt the standard using the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are continuing to evaluate this guidance, but we expect the implementation of this guidance will affect how changes in the fair value of available for sale equity investments we hold are presented in our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 31, 2016. We do not expect the adoption of ASU No. 2016-09 to have a material impact in our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have in our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-15 will have in our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents. Companies will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-18 will have in our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or of a business.  The update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  This update will be applied prospectively to any transactions occurring within the period of adoption. We are currently assessing the impact of the update; however, subsequent to adoption we believe certain property acquisitions which under previous guidance would have been accounted for as business combinations will be accounted for as acquisitions of assets.  In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under business combination guidance.

Note 3. Real Estate Properties
Our real estate properties, excluding those classified as held for sale, consisted of land of $803,773, buildings and improvements of $6,620,158 and FF&E of $306,592 as of December 31, 2016; and land of $781,426, buildings and improvements of $6,391,482 and FF&E of $284,032 as of December 31, 2015. Accumulated depreciation was $1,149,083 and $178,928 for buildings and improvements and FF&E, respectively, as of December 31, 2016; and $992,361 and $155,179 for buildings and improvements and FF&E, respectively, as of December 31, 2015.
The future minimum lease payments due to us during the current terms of our leases as of December 31, 2016, are $561,815 in 2017, $545,286 in 2018, $525,489 in 2019, $498,099 in 2020, $477,962 in 2021 and $2,626,668 thereafter.
We have accounted for the following acquisitions as business combinations unless otherwise noted.
Senior Living Community Acquisitions:
In May 2016, we acquired one senior living community located in Georgia with 38 private pay units for $8,400, excluding closing costs. We acquired this community using a TRS structure and entered a management agreement with Five Star to manage this community.
In June 2016, we entered into a transaction agreement with Five Star pursuant to which, among other things: we acquired seven senior living communities located in four states with 545 living units from Five Star for $112,350, excluding closing costs, and simultaneously leased these communities back to Five Star under a new long term lease agreement pursuant to which Five Star is required to pay to us initial annual rent of $8,426; we and Five Star terminated three of our four then existing pooling agreements with Five Star; and we and Five Star entered into 10 new pooling agreements, or the new pooling agreements, with Five Star that combine our management agreements with Five Star for senior living communities that include assisted living units, or our AL Management Agreements. See Notes 5 and 7 for further information regarding these transactions and transaction agreement.
In September 2016, we acquired an additional living unit at a senior living community located in Florida that we lease to Five Star, for $130, excluding closing costs. This living unit was added to the applicable lease and Five Star’s annual rent payable to us increased by $10 in accordance with the terms of that lease.

In December 2016, we acquired two senior living communities located in Illinois with a combined 126 living units for $18,600, excluding closing costs. These two senior living communities were added to one of our leases with Five Star and Five Star’s annual rent payable to us increased by $1,395 in accordance with the terms of that lease.
Also in December 2016, we acquired a land parcel adjacent to a senior living community located in Georgia that Five Star manages for our account, for $1,600, excluding closing costs. This land parcel was added to the applicable management agreement.
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
At the time of acquisition, nineteen of the 38 communities were triple net leased senior living communities with 2,206 living units, and were leased to seven senior living operators. As of the date acquired, the weighted average amortization period for capitalized lease origination values was 11.5 years.  The remaining 19 acquired managed communities with 1,233 living units were acquired using TRS structures and are being managed for our account. We paid fees of $975 and terminated the pre-existing management agreements that were in place for 14 of these 19 managed communities, with 838 living units and we entered into new management agreements with Five Star to manage those 14 communities. The remaining five managed communities, with 395 living units, continued to be managed by a third party senior living manager in place at the time of our acquisition of these communities.
In the first quarter of 2016, the tenants at two of our triple net leased senior living communities that we acquired as part of the portfolio acquisition described above were in default of their leases.  In April 2016, we reached an agreement with one of these tenants and its guarantor to settle past due amounts, terminate the lease and transfer operations. As part of this agreement, we received $2,365 and entered into a management agreement with Five Star to operate this community for our account under a TRS structure. In July 2016, we terminated the other lease and entered into a management agreement with Five Star to operate the community for our account under a TRS structure. In December 2016, we entered a settlement agreement and terminated the in place management agreements with the third party senior living manager affiliated with one of the tenants that defaulted on its lease for five of the communities acquired in May 2015. We paid fees of $115 to terminate the existing management agreements and we entered into new management agreements with Five Star to manage these five communities.
In February 2015, we acquired a land parcel adjacent to a senior living community we lease to Five Star for $490. This property was added to the lease for that senior living community and Five Star’s annual minimum rent payable to us increased by $39 as a result.
In May 2015, we acquired one senior living community with 40 private pay independent living units for a purchase price of approximately $9,750, excluding closing costs. Pursuant to the purchase agreement, $1,000 of the purchase price was withheld until the seller satisfied various conditions. The conditions were satisfied and in February 2016 we funded the $1,000 of holdback funds and eliminated the liability that had been recorded when we acquired the community. This senior living community is adjacent to another community that we own which is managed by Five Star; and the operations of this community and the community we previously owned are now conducted as a single integrated community under one management agreement.
In September 2015, we acquired one triple net leased senior living community with 84 living units for a purchase price of $18,250, excluding closing costs. We funded the acquisition of this community using cash on hand and borrowings under our revolving credit facility. This community is leased to a privately owned third party senior living operator. We accounted for this acquisition as an asset acquisition.
During 2014, we acquired two senior living communities with an aggregate 228 living units for an aggregate purchase price of $47,430, excluding closing costs, and entered into management agreements with Five Star to manage these communities.

The table below represents the purchase price allocations (including net closing adjustments) of the senior living community acquisitions described above.

Date	Location	Leased / Managed	Number of Properties		Units/ Beds	Cash Paid plus Assumed Debt(1)	Land	Buildings and Improvements	FF&E	Acquired Real Estate Leases	Other Liabilities	Assumed Debt	(Premium) / Discount on Assumed Debt
Senior Living Community Acquisitions during the year ended December 31, 2016:
May 2016	Georgia	Managed	1		38	$8,400	$327	$6,195	$478	$1,400	$—	$—	$—
June 2016	4 States	Leased	7		545	112,493	11,085	94,940	6,468	—	—	—	—
December 2016	Illinois	Leased	2		126	18,600	1,814	13,377	1,087	2,323	—	—	—
			10		709	$139,493	$13,226	$114,512	$8,033	$3,723	$—	$—	$—

Senior Living Community Acquisitions during the year ended December 31, 2015:
May 2015	11 States	Leased	18		2,119	$459,184	$29,716	$373,471	$21,117	$54,096	$(18,091)	$(44,395)	$(1,125)
May 2015	5 States	Managed	19		1,233	313,345	12,267	214,064	12,342	73,840	—	(94,785)	832
September 2015	NC	Leased	1		87	17,548	1,134	13,749	1,022	2,208	—	(12,297)	(565)
Subtotal 38 senior living communities portfolio			38		3,439	790,077	43,117	601,284	34,481	130,144	(18,091)	(151,477)	(858)

May 2015	GA	Managed	—	(2)	40	9,750	993	8,169	427	161	—	—	—
September 2015	GA	Leased	1		84	18,409	3,479	14,021	909	—	—	—	—
			39		3,563	$818,236	$47,589	$623,474	$35,817	$130,305	$(18,091)	$(151,477)	$(858)

Senior Living Community Acquisitions during the year ended December 31, 2014:
December 2014	WI	Managed	1		52	$7,000	$188	$5,862	$101	$849	$—	$—	$—
December 2014	WI	Managed	1		176	40,430	2,615	34,957	588	2,270	—	—	—
			2		228	$47,430	$2,803	$40,819	$689	$3,119	$—	$—	$—

(1)
Cash paid plus assumed debt, if any, excludes closing costs. With respect to the June 2016 acquisition of seven senior living communities and the September 2015 acquisition of one senior living community in Georgia that are being accounted for as asset acquisitions, these amounts include the cash we paid as well as various closing settlement adjustments and closing costs. The allocation of the purchase prices of certain of our 2016 acquisitions shown above are based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The final amounts allocated to assets acquired and liabilities assumed may differ from the preliminary allocations presented in these consolidated financial statements upon the completion of (i) third party valuations and (ii) our analysis of acquired in place lease and land and building valuations.

(2)
This senior living community is adjacent to another community that we own which is managed by Five Star. The operations of this community and the community we previously owned are now conducted as a single integrated community under one management agreement.

See Notes 5 and 7 for further information regarding the arrangements we have with Five Star.
MOB Acquisitions:
In February 2016, we acquired one MOB (three buildings) located in Minnesota with approximately 128,000 square feet for a purchase price of approximately $22,700, excluding closing costs. We funded this acquisition using cash on hand and borrowings under our revolving credit facility. As of the date acquired, the weighted average amortization periods for capitalized lease origination costs and below market lease values were 6.4 years and 7.3 years, respectively.
In May 2016, we acquired one MOB (one building) located in Florida with approximately 166,000 square feet for a purchase price of approximately $45,000, excluding closing costs. We funded this acquisition using cash on hand and borrowings under our revolving credit facility. We accounted for this acquisition as an asset acquisition.
In October 2016, we acquired one MOB (one building) located in Ohio with approximately 96,000 square feet for approximately $18,500, excluding closing costs. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

As of the date acquired, the weighted average amortization periods for capitalized lease origination costs and above market lease values, respectively, were 14.1 years.
In January 2015, we acquired 23 MOBs (23 buildings) for an aggregate purchase price of $539,000, excluding net credits received of $7,377 related to debt assumption costs and outstanding tenant improvement allowances and excluding closing costs. These MOBs include approximately 2,170,000 leasable square feet. We funded this acquisition using cash on hand, borrowings under our revolving credit facility and the assumption of $29,955 of mortgage debts with a weighted average annual interest rate of 4.73%. As of the date acquired, the weighted average amortization periods for capitalized lease origination costs, above market lease values and below market lease values were 9.5 years, 9.7 years and 11.2 years, respectively. These 23 properties were purchased from Select Income REIT, or SIR, in connection with the acquisition by SIR of Cole Corporate Income Trust, Inc., or CCIT. See Note 7 for further information regarding this transaction.
During 2014, we acquired two MOBs (three buildings) with a total of 1,776,277 square feet for total purchase prices of approximately $1,162,584 including the assumption of approximately $15,630 of mortgage debt and excluding closing costs.

The table below represents the purchase price allocations (including net closing adjustments) of the MOB acquisitions described above.

Date	Location	Number of Properties	Square Feet (000's)	Cash Paid plus Assumed Debt(1)	Land	Buildings and Improvements	Acquired Real Estate Leases	Acquired Real Estate Lease Obligations	Assumed Debt	Premium on Assumed Debt
MOB Acquisitions during the year ended December 31, 2016:
February 2016	Minnesota	1	128	$22,700	$4,028	$14,710	$5,053	$(1,091)	$—	$—
May 2016	Florida	1	166	45,232	2,792	42,440	—	—	—	—
October 2016	Ohio	1	96	18,500	1,025	12,883	4,592	—	—	—
		3	390	$86,432	$7,845	$70,033	$9,645	$(1,091)	$—	$—

MOB Acquisitions during the year ended December 31, 2015:
January 2015	12 States	23	2,170	$531,623	$50,429	$397,637	$87,780	$(3,150)	$(29,955)	$(1,073)
		23	2,170	$531,623	$50,429	$397,637	$87,780	$(3,150)	$(29,955)	$(1,073)

MOB acquisitions during the year ended December 31, 2014:
April 2014	TX	1	125	$32,932	$3,141	$23,142	$7,672	$(10)	$(15,630)	$(1,013)
May 2014	MA	1	1,651	1,129,652	52,643	792,146	403,282	(118,419)	—	—
		2	1,776	$1,162,584	$55,784	$815,288	$410,954	$(118,429)	$(15,630)	$(1,013)

(1)
Cash paid plus assumed debt, if any, excludes closing costs. With respect to the property located in Florida that is being accounted for as an asset acquisition, this amount includes the cash we paid as well as various closing settlement adjustments and closing costs. The allocations of the purchase prices of certain of our 2016 acquisitions shown above are based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The final amounts allocated to assets acquired and liabilities assumed may differ from the preliminary allocations presented in these consolidated financial statements upon the completion of (i) third party valuations and (ii) our analysis of acquired in place lease and land and building valuations.

In January 2017, we acquired one MOB (one building) located in Kansas with approximately 117,000 square feet for approximately $15,500, excluding closing costs.

Intangible Lease Assets and Obligations:

At December 31, 2016, we had recorded intangible lease assets of $775,935, including $43,906 of capitalized above market lease values and $732,029 of the value of in place leases. At December 31, 2015, we had recorded intangible lease assets of $779,761, including $48,048 of capitalized above market lease values and $731,713 of the value of in place leases. We had recorded intangible lease obligations of $137,351 and $139,346 at December 31, 2016 and 2015, respectively. Accumulated amortization of capitalized above market lease values was $28,739 and $26,828 at December 31, 2016 and 2015, respectively. At December 31, 2016, the remaining weighted average amortization period of capitalized above market lease values is approximately 4.8 years. Accumulated amortization of capitalized below market lease values was $31,312 and $23,819 at December 31, 2016 and 2015, respectively. At December 31, 2016, the remaining weighted average amortization period of intangible lease obligations is approximately 11.6 years. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $232,750 and $148,647 at December 31, 2016 and 2015, respectively. At December 31, 2016, the remaining weighted average amortization period of the value of in place leases exclusive of the value of above and below market in place leases is approximately 10.4 years. We expect to recognize net future amortization of these intangible lease assets and liabilities in the amounts of approximately $64,832 in 2017, $46,101 in 2018, $39,599 in 2019, $37,089 in 2020, $34,813 in 2021 and $185,974 thereafter.

Dispositions:

In March 2016, we sold a land parcel located in Pennsylvania for $700, excluding closing costs. In June 2016, we sold a triple net leased skilled nursing facility, or SNF, located in Pennsylvania for $9,100, excluding closing costs; we recognized a gain on sale of $4,061 from this sale. In July 2016, we sold four MOBs (four buildings) located in Oklahoma for $20,150, excluding closing costs. In September 2016, we and Five Star sold a vacant SNF located in Wisconsin that we leased to Five Star for $248, excluding closing costs; as a result of this sale, Five Star's annual rent payable to us decreased by $25 in accordance with the terms of the applicable lease. In December 2016, we sold one MOB located in Pennsylvania for $2,800, excluding closing costs. In December 2016, we sold a formerly managed memory care building located in Florida for $2,100, excluding closing costs.

In February 2015, we and Five Star sold a senior living community located in Pennsylvania that we leased to Five Star with 120 assisted living units for $250, excluding closing costs; as a result of this sale, Five Star's annual rent payable to us decreased by $23 in accordance with the terms of the applicable lease. In April 2015, we sold one MOB (four buildings) located in New Mexico that was previously included in discontinued operations for $1,500, excluding closing costs. In July 2015, we and Five Star sold a senior living community located in Iowa that we leased to Five Star with 12 SNF units for $155, excluding closing costs; as a result of this sale, Five Star's annual rent payable to us decreased by $16 in accordance with the terms of the applicable lease. In August 2015, we and Five Star sold a senior living community located in Wisconsin that we leased to Five Star with 63 SNF units for $850, excluding closing costs; as a result of this sale, Five Star's annual rent payable to us decreased by $85 in accordance with the terms of the applicable lease. In December 2015, we and Five Star sold a senior living community located in Iowa that we leased to Five Star with 117 SNF units for $21, excluding closing costs; as a result of this sale, Five Star's annual rent payable to us decreased by $2 in accordance with the terms of the applicable lease.
In January 2014, we and Five Star sold an assisted living community located in Texas that we leased to Five Star with 36 assisted living units for $2,400, excluding closing costs; as a result of this sale, Five Star’s annual rent payable to us decreased by $210 in accordance with the terms of the applicable lease. In April 2014, we sold one MOB (one building) located in New Hampshire that was previously included in discontinued operations for $5,000, excluding closing costs. In June 2014, we and Five Star sold two senior living communities located in Wisconsin that we leased to Five Star with a combined 156 SNF units for $4,500, excluding closing costs; as result of this sale, Five Star’s annual rent payable to us decreased by $452 in accordance with the terms of the applicable lease. In June 2014, we sold one MOB (one building) located in Pennsylvania for $6,000, excluding closing costs. In September 2014, we sold one MOB (one building) located in Rhode Island that was previously included in discontinued operations for $675, excluding closing costs. In October 2014, we and Five Star sold a senior living community located in Virginia that we leased to Five Star with 70 assisted living units for $2,850, excluding closing costs; as a result of this sale, Five Star’s annual rent payable to us decreased by $285 in accordance with the terms of the applicable lease. Also in October 2014, we and Five Star sold two senior living communities located in Arizona that we leased to Five Star with a combined 177 assisted living and SNF units for $5,900, excluding closing costs; as a result of this sale, Five Star’s annual rent payable to us decreased by $590 in accordance with the terms of the applicable lease.
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
During 2016, we recorded net impairment charges of $11,488 to adjust the carrying values of two MOBs (five buildings), one land parcel and two senior living communities that were sold during 2016 to their aggregate estimated net sale price. During 2016, we also recorded impairment charges of $4,391 to write off acquired lease intangible assets associated with lease defaults at two of our triple net leased senior living communities leased to two third party private operators. During 2015, we recorded net impairment charges of $796 to adjust the carrying values of one MOB (four buildings) and three senior living communities to their aggregate estimated net sale price. During 2014, we recorded net impairment charges of $4,377 to adjust the carrying values of four MOBs (seven buildings) to their aggregate estimated net sale price.
We classify all properties as held for sale in our consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the Codification. As of December 31, 2016, we had no properties classified as held for sale. As of December 31, 2015, we had one senior living community with 140 living units and one vacant land parcel classified as held for sale.  The real estate assets of this senior living community and land parcel are included in other assets in our December 31, 2015 consolidated balance sheets and had a net book value (after impairment) of approximately $5,356. These properties were sold in 2016 as described above.
Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of comprehensive income when the criteria for discontinued operations in the Codification Topic No. 2015-20, Discontinued Operations, are met. With the exception of four MOBs (seven buildings) that were sold in 2014 and 2015 that met the criteria for discontinued operations, the senior living communities and MOBs which we sold during the periods presented did not meet the criteria for discontinued operations and are included in continuing operations. Summarized income statement information for the four MOBs (seven buildings) that met the criteria for discontinued operations is included in discontinued operations as follows:

	For the year ended December 31,
	2016	2015	2014
Rental income	$—	$56	$3,949
Property operating expenses	—	(406)	(2,587)
(Loss) income from discontinued operations	$—	$(350)	$1,362
Investments and Capital Expenditures:
During 2016 and 2015, pursuant to the terms of our existing leases with Five Star, we purchased $21,438 and $21,444, respectively, of improvements to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1,719 and $1,734, respectively.
During 2016, we committed $12,422 for capital expenditures related to 899,000 square feet of leases executed at our MOBs. During 2015, we committed $20,314 for capital expenditures related to 1,032,000 square feet of leases executed at our MOBs.
Committed and unspent tenant related obligations based on executed leases as of December 31, 2016 and 2015 were $23,271 and $30,260, respectively.

Note 4. Shareholders’ Equity
We have common shares available for issuance under the terms of our 2012 Equity Compensation Plan, or the 2012 Plan. We awarded 79,650 common shares with an aggregate market value of $1,724 during the year ended December 31, 2016, 84,000 common shares with an aggregate market value of $1,321 during the year ended December 31, 2015 and 81,700 common shares with an aggregate market value of $1,750 during the year ended December 31, 2014 to our officers and certain other employees of The RMR Group LLC, or RMR LLC, pursuant to the 2012 Plan. In addition, in May 2016, we awarded each of our five Trustees 2,500 common shares with an aggregate market value of $228 ($46 to each Trustee) pursuant to the 2012 Plan as part of their annual fees. In May 2015, we awarded each of our five Trustees at that time 2,500 common shares with an aggregate market value of $252  ($50 to each Trustee) pursuant to the 2012 Plan as part of their annual fees. In September 2015, we awarded 2,500 of our common shares with a market value of $41 to a new Independent Trustee who was elected to our Board of Trustees at that time. In 2014, we awarded each of our five Trustees at that time 2,500 common shares with an aggregate market value of $306  ($61 to each Trustee) pursuant to the 2012 Plan as part of their annual fees. Shares awarded to our Trustees vest immediately. The shares awarded to our officers and certain other employees of our manager vest in five equal annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses in our consolidated statements of comprehensive income at the time the awards vest. At December 31, 2016, 2,567,616 of our common shares remain available for issuance under the 2012 Plan.

A summary of shares granted and vested under the terms of the 2012 Plan from January 1, 2014 to December 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2013	150,711	$23.84
Shares granted in 2014	94,200	$21.83
Shares vested / forfeited in 2014	(91,433)	$21.87
Unvested shares at December 31, 2014	153,478	$23.39
Shares granted in 2015	99,000	$16.30
Shares vested / forfeited in 2015	(93,604)	$16.17
Unvested shares at December 31, 2015	158,874	$19.39
Shares granted in 2016	92,150	$21.18
Shares vested / forfeited in 2016	(97,614)	$21.09
Unvested shares at December 31, 2016	153,410	$19.92
The 153,410 unvested shares as of December 31, 2016 are scheduled to vest as follows: 60,040 in 2017, 46,050 shares in 2018, 31,390 shares in 2019 and 15,930 in 2020. These unvested shares are remeasured at fair value on a recurring basis using quoted market prices of the underlying shares. As of December 31, 2016, the estimated future compensation for the unvested shares was $2,904 based on the closing share price of $18.93 on December 31, 2016. At December 31, 2016, the weighted average period over which the compensation expense will be recorded is approximately 1.7 years. We recorded share based compensation expense of $2,195 in 2016, $1,373 in 2015 and $1,914 in 2014.
In February 2015, we issued 31,050,000 common shares in a public offering, raising net proceeds of approximately $659,496. On June 5, 2015, we issued 2,345,000 of our common shares in connection with our acquisition of an interest in RMR Inc., as further described in Note 7.
In September 2016 and 2015, we purchased an aggregate of 19,230 and 13,113, respectively, of our common shares from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 7 for further information regarding these purchases.
During the year ended December 31, 2015, we issued 81,557 of our common shares to RMR LLC as part of the business management fees payable by us under our business management agreement. See Note 6 for further information regarding this agreement.
Our cash distributions to our common shareholders were $1.56 per share for each of the years ended December 31, 2016, 2015 and 2014. As described in Note 7, on December 31, 2015, we distributed $2,635,379, or $0.0111 of a share for each of our common shares, of RMR Inc. shares of class A common stock we owned to our common shareholders as a special distribution. The distribution of shares of class A common stock of RMR Inc. resulted in a taxable in-kind distribution of $0.1320 for each of our common shares. The characterization of our distributions paid or accrued in 2016, 2015 and 2014 was 58.77%, 51.48% and 54.00% ordinary income, respectively; 40.67%, 47.80% and 46.00% return of capital, respectively; and 0.56%, 0.72% and 0.00% qualified dividend respectively. On January 13, 2017, we declared a quarterly distribution of $0.39 per share, or $92,642, to our common shareholders of record on January 23, 2017, with respect to our operating results for the quarter ended December 31, 2016; we paid this distribution on February 21, 2017, using cash on hand and borrowings under our revolving credit facility.

Note 5. Leases and Management Agreements With Five Star
Our Senior Living Communities Leased by Five Star. We are Five Star’s largest landlord and Five Star is our largest tenant. We leased 185, 177 and 181 senior living communities to Five Star as of December 31, 2016, 2015 and 2014, respectively. We lease senior living communities to Five Star pursuant to the following five leases with Five Star:

•	Lease No. 1, which expires in 2024 and includes 83 independent living communities, assisted living communities and SNFs.

•	Lease No. 2, which expires in 2026 and includes 47 independent living communities, assisted living communities and SNFs.

•
Lease No. 3, which expires in 2028 and includes 17 independent living communities and assisted living communities, all of which secure our mortgage debts payable to the Federal National Mortgage Association.

•	Lease No. 4, which expires in 2032 and includes 29 independent living communities, assisted living communities and SNFs.

•	Lease No. 5, which expires in 2028 and includes nine assisted living communities.
Under our leases with Five Star, Five Star pays us annual rent plus percentage rent equal to 4% of the increase in gross revenues at certain of our senior living communities over base year gross revenues as specified in the applicable lease. Five Star’s obligation to pay percentage rent under Lease No. 5 commences in 2018. We determine percentage rent due under these leases annually and recognize it at year end when all contingencies are met. We recognized total rental income from Five Star of $203,581, $196,919 and $196,269 (including percentage rent of $5,686, $5,666 and $5,752, for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, Five Star’s total annual rent payable to us was $203,356, excluding percentage rent. As of December 31, 2016 and 2015, our rents receivable from Five Star were $18,320 and $17,466, respectively, and those amounts are included in due from affiliate in our consolidated balance sheets. Under our leases with Five Star, Five Star has the option to extend the lease term for two consecutive 10 or 15 year terms. We have the right, in connection with a financing or other capital raising transaction, to reassign one or more of the communities covered by Lease No. 5, and, after repayment of certain mortgage debt financing of ours, to reassign one or more of the communities covered by Lease No. 3, to another of our long term lease agreements with Five Star.
Our leases with Five Star are so called “triple net” leases which generally require Five Star to pay rent and all property operating expenses, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the properties at Five Star’s expense, to remove and dispose of hazardous substances on the properties in compliance with applicable law and to maintain insurance on the properties for Five Star’s and our benefit. In the event of any damage, or immaterial condemnation, of a leased property, Five Star is generally required to rebuild with insurance or condemnation proceeds or, if such proceeds are insufficient, other amounts made available by us, if any, but if other amounts are made available by us, the rent will be increased accordingly.  In the event of any material or total condemnation of a leased property, the lease will terminate with respect to that leased property, in which event we will be entitled to the condemnation proceeds and the rent will be reduced accordingly.  In the event of any material or total destruction of a leased property, Five Star may terminate the lease with respect to that leased property, in which event Five Star will be required to pay us any shortfall in the amount of proceeds we receive from insurance compared to the replacement cost of that leased property and the rent will be reduced accordingly.
Under our leases with Five Star, Five Star may request that we purchase certain improvements to the leased communities in return for rent increases in accordance with a formula specified in the applicable lease; however, we are not obligated to purchase such improvements and Five Star is not obligated to sell them to us. During the years ended December 31, 2016, 2015 and 2014, we purchased $21,438, $21,444 and $25,804, respectively, of such improvements and Five Star’s annual rent payable to us increased by $1,719, $1,734 and $2,066, respectively, in accordance with the terms of the applicable leases.
Five Star is our most significant tenant. The following is a summary of the assets leased and revenues earned from Five Star as a tenant as of and for the years ended December 31, 2016 and 2015 compared to all our other assets and revenues from all sources:

	At		At
	December 31, 2016		December 31, 2015
	Real Estate Properties, at Cost	% of Total	Real Estate Properties, at Cost	% of Total
Five Star	$2,293,257	30%	$2,147,388	29%
All others	5,437,266	70%	5,309,552	71%
	$7,730,523	100%	$7,456,940	100%

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	Total revenues	% of Total	Total revenues	% of Total
Five Star	$203,581	19%	$196,919	20%
All others	854,441	81%	801,854	80%
	$1,058,022	100%	$998,773	100%
See Note 3 for further information on the effects of certain of our property acquisitions and dispositions on our leases with Five Star.
Our Senior Living Communities Managed by Five Star. Five Star managed 68, 60 and 46 senior living communities for our account as of December 31, 2016, 2015 and 2014, respectively. We lease our senior living communities that are managed by Five Star and include assisted living units or SNFs to our TRSs, and Five Star manages these communities pursuant to long term management agreements.
As of December 31, 2016, we owned 68 senior living communities that are managed by Five Star. During the year ended December 31, 2016, Five Star began managing for our account eight senior living communities we own with an aggregate 696 living units. Two of these communities, located in North Carolina and Alabama with a combined 263 living units, had previously been leased to unrelated third parties that defaulted on such leases. We acquired one of these communities, located in Georgia with 38 living units, in May 2016. Five of these communities, located in Georgia with a combined 395 living units, had previously been managed by affiliates of one of the unrelated third parties that defaulted on its lease referred to above. In December 2016, we terminated the in place management agreements for these communities and entered into new management agreements with Five Star to manage these five communities for our account.  One of these new management agreements was added to one of our existing pooling agreements with Five Star and the remaining four new management agreements were added to a new pooling agreement with Five Star. During the year ended December 31, 2016, we also sold a formerly managed memory care building located in Florida. See Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding our acquisitions and dispositions.
On June 29, 2016, we and Five Star terminated three of our four then existing pooling agreements and entered into the 10 new pooling agreements that combine our AL Management Agreements for senior living communities. Our management agreement with Five Star for the part of our senior living community located in New York that is not subject to the requirements of New York healthcare licensing laws, as described elsewhere herein, and the management agreement for one of our assisted living communities located in California, are not currently included in any of our pooling agreements with Five Star. Pursuant to our AL Management Agreements and the new pooling agreements, Five Star receives:

•	a management fee equal to either 3% or 5% of the gross revenues realized at the applicable communities,

•	reimbursement for its direct costs and expenses related to such communities,

•
an annual incentive fee equal to either 35% or 20% of the annual net operating income of such communities remaining after we realize an annual minimum return equal to either 8% or 7% of our invested capital, or, in the case of 10 communities, a specified amount plus 7% of our invested capital since December 31, 2015, and

•	a fee for its management of capital expenditure projects equal to 3% of amounts funded by us.
Each of the new pooling agreements combines various calculations of revenues and expenses from the operations of the applicable communities covered by such agreement.
Under the new pooling agreements, the calculations of Five Star’s fees and of our annual minimum return related to our AL Management Agreement that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements. However, for certain communities, the new pooling agreements reduced our annual minimum return to 7%, and also, with respect to 10 communities, reset our annual minimum return as of January 1, 2016 to specified amounts. For our AL Management Agreements that became effective from and after May 2015, the new pooling agreements increased the management fee we pay Five Star from 3% to 5% of the gross revenues realized at the applicable community, and changed the annual incentive fee we pay Five Star from 35% to 20% of the annual net operating income of the applicable community remaining after we realize our requisite annual minimum return.
We also have a pooling agreement with Five Star that combines our management agreements with Five Star for senior living communities consisting only of independent living units, or the IL Pooling Agreement.

Our management agreements with Five Star generally expire between 2030 and 2040, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. These management agreements also generally provide that we and Five Star each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any shareholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.
We own a senior living community in New York with 310 living units, a part of which is managed by Five Star pursuant to a long term management agreement with us with respect to the senior living units at this community that are not subject to the requirements of New York healthcare licensing laws. The terms of this management agreement are substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units, except that the management fee payable to Five Star is equal to 5% of the gross revenues realized at that part of the community and there is no incentive fee payable by us to Five Star. This management agreement expires on December 31, 2031.
In order to accommodate certain requirements of New York healthcare licensing laws, one of our TRSs subleases the part of this community that is subject to the requirements of those laws, to D&R Yonkers LLC, an entity which is owned by our President and Chief Operating Officer and Five Star’s chief financial officer and treasurer. Five Star manages this part of the community pursuant to a long term management agreement with D&R Yonkers LLC under which Five Star earns a management fee equal to 3% of the gross revenues realized at that part of the community and no incentive fee is payable to Five Star. D&R Yonkers LLC’s management agreement with Five Star expires on August 31, 2017, and is subject to renewal for nine consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered. We have entered into an indemnification agreement with the owners of D&R Yonkers LLC pursuant to which we have agreed to indemnify them for costs, losses and expenses they may sustain by reason of being a member, director or officer of D&R Yonkers LLC or in connection with any costs, losses or expenses under our TRS’s sublease with D&R Yonkers LLC or the management agreement between D&R Yonkers LLC and Five Star. Our transactions and balances with D&R Yonkers LLC are eliminated upon consolidation for accounting purposes and are not separately stated and do not appear in our consolidated financial statements.
We incurred management fees of $11,918, $10,728 and $9,765 for the years ended December 31, 2016, 2015 and 2014, respectively, with respect to the communities Five Star manages for us. These amounts are included in property operating expenses in our consolidated statements of comprehensive income.
See Note 3 for further information on the effects of certain of our property acquisitions and dispositions on our management agreements with Five Star.

Note 6. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our MOBs. See Note 7 for further information regarding our relationship, agreements and transactions with RMR LLC.
Fees. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash:

•	Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:

◦
the sum of (a) 0.5% of the daily weighted average of the aggregate book value of our real estate assets owned by us or our subsidiaries as of October 12, 1999, or the Transferred Assets, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

◦
the sum of (a) 0.7% of the average closing price per share of our common shares on the applicable stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non cash reserves.

•	Incentive Fee. The incentive fee which may be earned by RMR LLC for an annual period is calculated as follows:

•	An amount, subject to a cap, based on the value of our outstanding common shares, equal to 12% of the product of:

◦	our equity market capitalization on the last trading day of the year immediately prior to the relevant measurement period, and

◦
the amount (expressed as a percentage) by which the total returns per share realized by our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL U.S. REIT Healthcare Index (in each case subject to certain adjustments) for the relevant measurement period.

•
The measurement periods are generally three year periods ending with the year for which the incentive fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive fee for 2015 (two years) and 2014 (one year).

•
The benchmark return per share is adjusted if our total return per share exceeds 12% per year in any measurement period and, generally, no incentive management fee is payable by us unless our total return per share during the measurement period is positive.

•
The incentive management fee is subject to a cap equal to the value of 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.

•
If our financial statements are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC, for one or more periods in respect of which RMR LLC received an incentive management fee, the incentive management fee payable with respect to periods for which there has been a restatement shall be recalculated by, and approved by a majority vote of, our Independent Trustees, and RMR LLC may be required to pay us an amount equal to the value in excess of that which RMR LLC would have received based upon the incentive management fee as recalculated, either in cash or our common shares.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5% of construction costs.

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $36,763, $34,949 and $30,794 for the years ended December 31, 2016, 2015 and 2014, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods. The net business management fees we recognized for the years ended December 31, 2016 and 2015 reflect a reduction of $2,974 and $1,743, respectively, for the amortization of the liability we recorded in connection with the Up-C Transaction, as further described in Note 2 .

In accordance with the then applicable terms of our business management agreement, we issued 68,983 of our common shares to RMR LLC for the period from January 1, 2015 to May 31, 2015, and we issued 123,462 of our common shares to RMR LLC for the year ended December 31, 2014, in each case as payment for a part of the base business management fee we recognized for the applicable period. Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.
No incentive fee was payable to RMR LLC under our business management agreement for the years ended December 31, 2016, 2015 or 2014.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $10,585, $10,342 and $8,259 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $9,061, $7,021 and $5,289 for property management related expenses for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in property operating expenses in our consolidated statements of comprehensive income for these periods. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $235, $256 and $278 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods.
Term. Our management agreements with RMR LLC have terms that end on December 31, 2036, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (1) at any time on 60 days’ written notice for convenience, (2) immediately on written notice for cause, as defined therein, (3) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (4) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.
Termination Fee. If we terminate one or both of our management agreements with RMR LLC for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR LLC for a performance reason, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR LLC for cause or as a result of a change of control of RMR LLC.
Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties, as applicable.
Vendors. Pursuant to our management agreements with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter into agreements with RMR LLC and other companies to which RMR LLC provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

Note 7. Related Person Transactions
Five Star. Five Star was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2001. We are currently one of Five Star’s largest stockholders, owning, as of December 31, 2016, 4,235,000 Five Star common shares, or 8.5% of Five Star’s outstanding common shares. Five Star is our largest tenant and the manager of our managed senior living communities.
RMR LLC provides management services to both us and Five Star. RMR Inc., the managing member of RMR LLC, is controlled by our Managing Trustees, Adam Portnoy and Barry Portnoy. As of December 31, 2016, Adam Portnoy and Barry Portnoy beneficially owned an aggregate of 18,339,621 Five Star common shares, or 36.7% of Five Star’s outstanding common shares. Barry Portnoy is also a managing director of Five Star. Five Star’s president and chief executive officer, chief financial officer and treasurer and senior vice president and general counsel are officers of RMR LLC and Five Star’s chief financial officer and treasurer was formerly our Chief Financial Officer and Treasurer from 2007 through 2015.
In order to effect our distribution of Five Star common shares to our shareholders in 2001 and to govern our relations with Five Star thereafter, Five Star entered into agreements with us and others, including RMR LLC. Since then, we have entered into various leases, management agreements and other agreements with Five Star that include provisions that confirm and modify these undertakings. Among other things, these agreements provide that:

•
so long as we remain a REIT, Five Star may not waive the share ownership restrictions in its charter that prohibit any person or group from acquiring more than 9.8% (in value or number of shares, whichever is more restrictive) of the outstanding shares of any class of Five Star stock without our consent;

•	so long as Five Star is our tenant or manager, Five Star will not permit nor take any action that, in our reasonable judgment, might jeopardize our qualification for taxation as a REIT;

•
we have the right to terminate our leases and management agreements with Five Star upon the acquisition by a person or group of more than 9.8% of Five Star’s voting stock or other change in control events affecting Five Star, as defined therein, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to Five Star’s board of directors of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of Five Star’s directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual; and

•
so long as Five Star is our tenant or manager or has a business management agreement with RMR LLC, Five Star will not acquire or finance any real estate of a type then owned or financed by us or any other company managed by RMR LLC without first giving us or such company managed by RMR LLC, as applicable, the opportunity to acquire or finance that real estate.

Our Senior Living Communities Leased or Managed by Five Star. As of December 31, 2016, 2015 and 2014, we leased 185, 177 and 181 senior living communities to Five Star, respectively, pursuant to five leases, and Five Star managed 68, 60 and 46 senior living communities for our account, respectively. On June 29, 2016, we entered into a transaction agreement and related agreements with Five Star, pursuant to which, among other things, we purchased seven senior living communities from Five Star and simultaneously leased these communities back to Five Star under a new long term lease agreement, terminated three of our four then existing pooling agreements that combined certain of our AL Management Agreements, and we entered into 10 new pooling agreements with Five Star. See Note 5 for further information regarding our leases, management agreements and pooling agreements and the June 29, 2016 transaction agreement with Five Star.
From 2014 to 2016, in addition to the June 2016 transaction agreement referenced above, we added various senior living communities that we acquired to our leases and management agreements with Five Star. Acquired senior living communities that were added to certain of our leases with Five Star resulted in increases in the annual rent payable to us by Five Star pursuant to those leases. During this period, we and Five Star also sold various senior living communities that had been leased to or managed by Five Star. Senior living communities we sold that had been leased by Five Star were removed from the applicable leases, which resulted in decreases in the annual rent payable to us by Five Star pursuant to those leases. Further, during this period, we purchased from Five Star various capital improvements that Five Star made to our leased senior living communities, which resulted in increases in the annual rent payable to us by Five Star pursuant to the applicable leases.
See Notes 3 and 5 for further information regarding our relationship, agreements and transactions with Five Star.

Tender Offer for Five Star Shares. In connection with the proposed acquisition of up to 18,000,000 Five Star common shares by ABP Acquisition LLC, an entity indirectly owned by our Managing Trustees, on October 2, 2016, we entered into a consent agreement with Adam Portnoy, Barry Portnoy, ABP Trust and ABP Acquisition LLC, or together, the ABP Parties, which was approved by our Board of Trustees (with Adam Portnoy and Barry Portnoy abstaining), pursuant to which we: (1) consented to the Five Star board of directors’ grant of exceptions to the ownership restrictions set forth in Five Star’s charter that allowed the ABP Parties and certain related persons to acquire and own, in aggregate, up to 38% of the issued and outstanding Five Star common shares and (2) waived any default or event of default under any lease, management or other agreement between or among us and Five Star, or any of its or our subsidiaries, arising or resulting from the grant of such exceptions or the acquisition by the ABP Parties, in aggregate, of up to 18,000,000 Five Star common shares. On November 10, 2016, ABP Acquisition LLC completed the acquisition of 17,999,999 Five Star common shares at a purchase price of $3.00 per share pursuant to a tender offer.
D&R Yonkers LLC. In order to accommodate certain requirements of New York healthcare licensing laws, one of our TRSs subleases the part of our senior living community located in Yonkers, New York that is subject to the requirements of those laws, to D&R Yonkers LLC, an entity which is owned by our President and Chief Operating Officer and Five Star’s chief financial officer and treasurer. Five Star manages this part of the community pursuant to a long term management agreement with D&R Yonkers LLC. See Note 5 for further information regarding our relationship, agreements and transactions with D&R Yonkers LLC and Five Star.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our MOBs. See Note 6 for further information regarding our management agreements with RMR LLC.
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. RMR LLC is a subsidiary of RMR Inc. One of our Managing Trustees, Adam Portnoy, is a managing director, president and chief executive officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Our other Managing Trustee, Barry Portnoy, is a managing director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. ABP Trust is owned by Adam Portnoy and Barry Portnoy. Adam Portnoy and Barry Portnoy also own class A membership units of RMR LLC (through ABP Trust). Each of our executive officers is also an officer of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its affiliates provide management services. Barry Portnoy serves as a managing director or managing trustee of all of the public companies to which RMR LLC or its affiliates provide management services and Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its affiliates provide management services. See Note 6 for further information regarding our relationship with RMR LLC.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $242, $204 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. We have historically granted share awards to certain RMR LLC employees under our equity compensation plans. During the years ended December 31, 2016, 2015 and 2014, we awarded to our officers and other employees of RMR LLC annual share grants of 79,650, 84,000 and 81,700 of our common shares, respectively, valued at $1,724, $1,321 and $1,750, respectively, based upon the closing price of our common shares on the applicable stock exchange on which our common shares were listed on the dates of grant. One fifth of these awards vested on the applicable grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These awards to RMR LLC employees are in addition to the share awards granted to Adam Portnoy and Barry Portnoy as Managing Trustees and the fees we paid to RMR LLC. On September 26, 2016 and September 30, 2016, we purchased an aggregate of 17,667 and 1,563, respectively. of our common shares valued at $23.53 and $22.71, respectively, per common share, the closing price of our common shares on The NASDAQ Stock Market LLC, or the Nasdaq, on the days these shares were purchased, from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. In September 2015, we purchased an aggregate of 13,113 of our common shares valued at $16.19 per common share, the closing price of our common shares on the New York Stock Exchange on that day, from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Acquisition of Interest in RMR LLC. On June 5, 2015, we and three other REITs to which RMR LLC provides management services - Government Properties Income Trust, or GOV, Hospitality Properties Trust and SIR, or GOV, HPT and SIR, collectively, the Other REITs - participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired shares of class A common stock of RMR Inc. The Up-C Transaction was completed pursuant to a transaction agreement by and among us, RMR LLC, its then sole member, ABP Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, ABP Trust and RMR Inc. As part of the Up-C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015, among other things:

•	We contributed to 2,345,000 of our common shares and $13,967 in cash to RMR Inc. and RMR Inc. issued 5,272,787 shares of its class A common stock to us.

•	We agreed to distribute approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction to our shareholders as a special distribution.

•
We entered into amended and restated business and property management agreements with RMR LLC which, among other things, amended the term, termination and termination fee provisions of those agreements. See Note 6 for further information regarding our management agreements with RMR LLC.

•
We entered into a registration rights agreement with RMR Inc. covering the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations.

•
We entered into a lock up and registration rights agreement with ABP Trust, Adam Portnoy and Barry Portnoy pursuant to which they agreed not to transfer the 2,345,000 of our common shares ABP Trust received in the Up-C Transaction for a 10 year period ending on June 5, 2025 and we granted them certain registration rights, subject, in each case, to certain exceptions.

Each Other REIT participated in the Up-C Transaction in a similar manner. After giving effect to the Up-C Transaction, RMR LLC became a subsidiary of RMR Inc. and RMR Inc. became the managing member of RMR LLC.
Pursuant to the transaction agreements for the Up-C Transaction, on December 14, 2015, we distributed 2,635,379 shares of class A common stock of RMR Inc. to our shareholders as a special distribution, which represented approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction; each Other REIT also distributed approximately half of the shares of class A common stock of RMR Inc. issued to it in the Up-C Transaction to its respective shareholders. RMR Inc. facilitated these distributions by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. being distributed and by listing those shares on the Nasdaq. In connection with this distribution, we recognized a non cash loss of $38,437 in the fourth quarter of 2015 as a result of the closing price of the class A common stock of RMR Inc. being lower than our carrying amount per share on the distribution date. See Notes 2 and 9 for information regarding the fair value of our investment in RMR Inc. as of December 31, 2016.
Through their ownership of class A common stock of RMR Inc., class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC, as of December 31, 2016, Adam Portnoy and Barry Portnoy in aggregate hold, directly and indirectly, a 51.9% economic interest in RMR LLC and control 91.5% of the voting power of outstanding capital stock of RMR Inc. We currently hold 2,637,408 shares of class A common stock of RMR Inc.
SIR. On January 29, 2015, we purchased from SIR entities owning 23 MOBs, or the CCIT MOBs, that SIR acquired when its subsidiary merged with CCIT. Our purchase price for these 23 MOBs was $532,000, including a purchase price adjustment of $7,677 and our assumption of $29,995 of mortgage debts, but excluding working capital. In April 2015, SIR paid us $1,316 to settle certain working capital activity for the 23 MOBs as of the sale date. See Note 3 for further information regarding our purchase of the CCIT MOBs.
Our Managing Trustees, Adam Portnoy and Barry Portnoy, are also managing trustees of SIR and of GOV, which is SIR’s largest shareholder. Two of our Independent Trustees also serve as independent trustees of GOV and one of our Independent Trustees also serves as an independent trustee of SIR. RMR LLC provides management services to us, SIR and GOV.
AIC. We, ABP Trust, Five Star, and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts and are parties to an amended and restated shareholders agreement regarding AIC. All of our Trustees and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.

We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $3,607, $2,785 and $3,118 in connection with this insurance program for the policy years ending June 30, 2017, 2016 and 2015, respectively, which amount for the current policy year ending June 30, 2017, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of December 31, 2016 and 2015, our investment in AIC had a carrying value of $7,116 and $6,827, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $137, $20 and $87 related to our investment in AIC for the years ended December 31, 2016, 2015 and 2014, respectively. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $152, $(20) and $2 related to our investment in AIC for the years ended December 31, 2016, 2015 and 2014, respectively.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain companies to which RMR LLC provides management services, including Five Star, participate in a combined directors’ and officers’ liability insurance policy. This combined policy expires in September 2018. We paid aggregate premiums of $142, $472 and $736 in 2016, 2015 and 2014, respectively, for these policies.

Note 8. Indebtedness
Our principal debt obligations at December 31, 2016 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (f) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount term loan due 2020; (4) our $200,000 principal amount term loan due 2022; and (5) $1,109,807 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 43 of our properties (45 buildings) with maturity dates between 2017 and 2043.  The 43 mortgaged properties (45 buildings) had a carrying value (before accumulated depreciation) of $1,618,222 at December 31, 2016.  We also had two properties subject to capital leases with lease obligations totaling $11,466 at December 31, 2016; these two properties had a carrying value (before accumulated depreciation) of $36,084 at December 31, 2016, and the capital leases expire in 2026.
In February 2016, we issued $250,000 of 6.25% senior unsecured notes due 2046. We used the net proceeds of this offering to repay in part the then outstanding amount under our revolving credit facility and for general business purposes.

In July 2016, we entered into loan agreements and obtained an aggregate $620,000 secured debt financing that matures in August 2026. These loans are secured by one MOB (two buildings) located in Massachusetts and require interest to be paid at a weighted average fixed annual interest rate of 3.53%. We used the net proceeds from these loans to repay, in part, the then outstanding amount under our revolving credit facility and for general business purposes. The loan agreements contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.

We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date by an additional year to January 15, 2019. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  Our revolving credit facility requires annual interest to be paid on borrowings at LIBOR plus a premium, which was 130 basis points as of December 31, 2016, plus a facility fee of 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of December 31, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 2.0%. The weighted average annual interest rates for borrowings under our revolving credit facility were 1.8%, 1.5% and 1.4% for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had $327,000 outstanding and $673,000 available for borrowing, and as of February 24, 2017, we had $378,000 outstanding and $622,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $11,235, $9,252 and 3,094 for the years ended December 31, 2016, 2015 and 2014, respectively. Our revolving credit facility includes an accordion feature pursuant to which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances.

We have a $200,000 term loan, which we borrowed in 2015. This term loan matures in September 2022 and is prepayable without penalty beginning September 29, 2017. This term loan requires annual interest to be paid at LIBOR plus a premium of 180 basis points that is subject to adjustment based upon changes to our credit ratings. At December 31, 2016, the annual interest rate payable for amounts outstanding under this term loan was 2.6%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.3% for the year ended December 31, 2016, and 2.0% for the period from September 28, 2015 (the day we entered into the term loan agreement) to December 31, 2015. We incurred interest expense and other associated costs related to this term loan of $4,645 and $1,061 for the years ended December 31, 2016 and December 31, 2015, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.

We also have a $350,000 term loan, which we borrowed in 2014. This term loan matures in January 2020 and is prepayable without penalty at any time.  This term loan requires annual interest to be paid at LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. At December 31, 2016, the annual interest rate payable on amounts outstanding under this term loan was 2.0%.  The weighted average annual interest rate for amounts outstanding under this term loan was 1.9% and 1.6% for the years ended December 31, 2016 and 2015, respectively, and 1.6% for the period from May 30, 2014 (the day we entered into this term loan agreement) to December 31, 2014. We incurred interest expense and other associated costs related to this term loan of $6,721 and $5,686, and $3,263 for the years ended December 31, 2016, 2015 and 2014, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.

Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business manager and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at December 31, 2016.

In January 2016, we prepaid, at par plus accrued interest, a $6,115 mortgage note secured by one of our properties with a maturity date in April 2016 and an annual interest rate of 5.97%. In April 2016, we prepaid, at par plus accrued interest, an $18,000 mortgage note secured by one of our properties with a maturity date in July 2016 and an annual interest rate of 4.65%. In July 2016, we prepaid, at par plus accrued interest, an $11,871 mortgage note secured by one of our properties with a maturity date in November 2016 and an annual interest rate of 6.25%. In September 2016, we prepaid, at par plus accrued interest, two mortgage notes secured by two properties with an aggregate principal balance of $79,957, maturity dates in November 2016 and a weighted average annual interest rate of 5.92%. In October 2016, we prepaid, at par plus prepayment premiums and accrued interest, mortgage notes secured by eight properties with an aggregate principal balance of $42,542, maturity dates in May 2017 and a weighted average annual interest rate of 6.54%.  In December 2016, we prepaid, at par plus accrued interest, one mortgage note secured by one of our properties with an outstanding principal balance of approximately $5,428, a maturity date in March 2017 and an annual interest rate of 5.86%. As a result of these prepayments, we recognized a net loss on early extinguishment of debt of $526 for the year ended December 31, 2016.

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

In February 2015, we repaid at maturity a mortgage that encumbered one of our properties that had a principal balance of $29,227 and an annual interest rate of 6.02%. In April 2015, we prepaid a mortgage that encumbered one of our properties that had a principal balance of $6,274 and an annual interest rate of 5.81%. In May 2015, we prepaid four mortgages encumbering four properties with an aggregate principal balance of $15,077 and a weighted average annual interest rate of 5.70%. In June 2015, we repaid at maturity a mortgage encumbering one property with a principal balance of $4,867 and an annual interest rate of 5.65%. Also in June 2015, we prepaid a mortgage encumbering one property with a principal balance of $4,351 and an annual interest rate of 5.81%. In October 2015, we prepaid two mortgages encumbering one property with a principal balance of $52,000 and a weighted average annual interest rate of 5.64%. As a result of these prepayments, we recognized losses on early extinguishment of debt of $290 for the year ended December 31, 2015.

At December 31, 2016 and 2015, our outstanding senior unsecured notes and secured debt consisted of the following:

			December 31, 2016		December 31, 2015
Senior Unsecured Notes	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior unsecured notes	3.250%	2019	$400,000	$138	$400,000	$197
Senior unsecured notes	6.750%	2020	200,000	703	200,000	918
Senior unsecured notes	6.750%	2021	300,000	2,627	300,000	3,161
Senior unsecured notes	4.750%	2024	250,000	579	250,000	658
Senior unsecured notes	5.625%	2042	350,000	—	350,000	—
Senior unsecured notes	6.250%	2046	250,000	—	—	—
Total senior unsecured notes			$1,750,000	$4,047	$1,500,000	$4,934

	Principal Balance as of				Number of Properties as Collateral	Net Book Value of Collateral as of
	December 31,					December 31,
Secured and Other Debt	2016(1)	2015(1)	Interest Rate	Maturity	At December 31, 2016	2016	2015
Mortgage(2)	$—	$6,115	5.97%	Apr 16	—	$—	$9,291
Mortgage(2)	—	18,000	4.65%	Jul 16	—	—	36,783
Mortgages(2)	—	82,070	5.92%	Nov 16	—	—	146,236
Mortgage(2)	—	11,989	6.25%	Nov 16	—	—	20,700
Mortgage(2)	—	5,524	5.86%	Mar 17	—	—	10,710
Mortgages(2)	—	43,549	6.54%	May 17	—	—	52,561
Mortgage	10,653	10,861	6.15%	Aug 17	1	14,162	14,487
Mortgage	8,686	8,948	6.73%	Apr 18	1	10,656	10,891
Mortgages	12,772	12,976	6.31%	Oct 18	1	16,827	17,184
Mortgage	12,061	12,250	6.24%	Oct 18	1	15,453	15,798
Mortgages	69,953	72,062	4.47%	Oct 18	10	180,933	185,666
Mortgage	6,565	6,692	4.69%	Jan 19	1	9,687	9,952
Mortgages	44,462	45,327	3.79%	Jul 19	4	64,154	65,551
Mortgage	279,505	284,138	6.71%	Sep 19	17	235,068	238,488
Mortgages	3,128	3,616	7.49%	Jan 22	1	15,360	15,775
Mortgage	14,300	14,825	6.28%	Jul 22	1	24,834	25,371
Mortgage	11,594	11,787	4.85%	Oct 22	1	21,529	21,992
Mortgages(3)	620,000	—	3.53%	Aug 26	1	785,805	—
Mortgage	2,819	3,246	6.25%	Feb 33	1	4,267	4,374
Mortgage	8,882	9,047	5.95%	Aug 37	1	8,656	8,650
Mortgage	4,427	4,512	4.38%	Sep 43	1	7,202	7,305
Capital Leases	11,466	12,156	7.70%	Apr 26	2	18,968	19,400
Total secured and other debt	$1,121,273	$679,690			45	$1,433,561	$937,165

(1)
The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts. As of December 31, 2016 and 2015, the unamortized net premiums and debt issuance costs on certain of these mortgages were $3,624 and $395, respectively.

(2)	In 2016, we repaid these debts.

(3)	In July 2016, we entered into loan agreements and obtained an aggregate $620,000 secured debt financing that matures in August 2026. These loans are secured by one MOB (two buildings).

Interest on our senior unsecured notes are payable either semi‑annually or quarterly in arrears; however, no principal repayments are due until maturity. Required monthly payments on our mortgages include principal and interest. Payments under our capital leases are due monthly. We include amortization of capital lease assets in depreciation and amortization expense.
Required principal payments on our outstanding debt as of December 31, 2016, are as follows:

2017	$22,085
2018	$436,768
2019	$720,919
2020	$553,080
2021	$303,327
Thereafter	$1,712,094

Note 9. Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value on a recurring basis at December 31, 2016 categorized by the level of inputs used in the valuation of each asset or liability.

				Significant
	Total as of	Quoted Prices in Active	Significant Other	Unobservable
	December 31,	Markets for Identical	Observable Inputs	Inputs
Description	2016	Assets (Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investments in available for sale securities (1)	$115,612	$115,612	$—	$—

(1)
Our investments in available for sale securities include our 4,235,000 Five Star common shares and our 2,637,408 shares of RMR Inc. class A common stock. The fair values of these shares are based upon quoted prices at December 31, 2016 in active markets (Level 1 inputs). In performing our periodic evaluation of other than temporary impairment of our investment in Five Star for the fourth quarter of 2016, we determined, based on the length of time and the extent to which the market value of our Five Star investment was below our carrying value, that the decline in fair value was other than temporary at December 31, 2016. Accordingly, we recorded a $2,795 loss on impairment to reduce the carrying value of our Five Star investment to its estimated fair value during the fourth quarter of 2016. Our adjusted cost basis for our Five Star shares is $11,435 as of December 31, 2016. The cost basis for our RMR Inc. shares is $69,826 as of December 31, 2016. The unrealized gain of $34,352 for our RMR Inc. shares as of December 31, 2016 is included in cumulative other comprehensive income (loss) in our consolidated balance sheets.

In addition to the assets described in the table above, our financial instruments at December 31, 2016 and December 31, 2015 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our consolidated financial statements as of such dates, except as follows:

	As of December 31, 2016		As of December 31, 2015
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$1,722,758	$1,755,715	$1,478,536	$1,548,613
Secured debt (2)	1,106,183	1,090,515	667,138	712,459
	$2,828,941	$2,846,230	$2,145,674	$2,261,072

(1)	Includes unamortized debt issuance costs, premiums and discounts.

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

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on the Nasdaq (a Level 1 input) as of December 31, 2016. We estimated the fair values of our four issuances of senior unsecured notes due 2019, 2020, 2021 and 2024 using an average of the bid and ask price on or about December 31, 2016 (Level 2 inputs as defined in the fair value hierarchy under GAAP).  We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 10. Segment Reporting
As of December 31, 2016, we have four operating segments, of which three are separate reporting segments. We aggregate our triple net leased senior living communities, our managed senior living communities and our MOBs into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents. The third reporting segment includes MOBs. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which we do not consider to be sufficiently material to constitute a separate reporting segment.

	For the Year Ended December 31, 2016
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$275,697	$—	$372,233	$18,270	$666,200
Residents fees and services	—	391,822	—	—	391,822
Total revenues	275,697	391,822	372,233	18,270	1,058,022

Expenses:
Property operating expenses	833	293,195	105,762	—	399,790
Depreciation and amortization	78,361	81,482	124,196	3,792	287,831
General and administrative	—	—	—	46,559	46,559
Acquisition and certain other transaction related costs	—	—	—	2,085	2,085
Impairment of assets	6,583	2,174	7,122	2,795	18,674
Total expenses	85,777	376,851	237,080	55,231	754,939

Operating income (loss)	189,920	14,971	135,153	(36,961)	303,083

Dividend income	—	—	—	2,108	2,108
Interest and other income	—	—	—	430	430
Interest expense	(24,795)	(8,540)	(13,852)	(120,387)	(167,574)
Loss on early extinguishment of debt	(467)	(59)	—	—	(526)
Income (loss) before income tax expense and equity in earnings of an investee	164,658	6,372	121,301	(154,810)	137,521
Income tax expense	—	—	—	(424)	(424)
Equity in earnings of an investee	—	—	—	137	137
Income (loss) before gain on sale of properties	164,658	6,372	121,301	(155,097)	137,234
Gain on sale of properties	4,061	—	—	—	4,061
Net income (loss)	$168,719	$6,372	$121,301	$(155,097)	$141,295

	As of December 31, 2016
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,289,045	$1,260,032	$3,333,141	$345,536	$7,227,754

	For the Year Ended December 31, 2015
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$256,035	$—	$356,586	$18,278	$630,899
Residents fees and services	—	367,874	—	—	367,874
Total revenues	256,035	367,874	356,586	18,278	998,773

Expenses:
Property operating expenses	—	278,242	99,337	—	377,579
Depreciation	70,417	60,600	122,974	3,792	257,783
General and administrative	—	—	—	42,830	42,830
Acquisition related costs	—	—	—	6,853	6,853
Impairment of assets	194	—	—	—	194
Total expenses	70,611	338,842	222,311	53,475	685,239

Operating income (loss)	185,424	29,032	134,275	(35,197)	313,534

Dividend income	—	—	—	2,773	2,773
Interest and other income	—	—	—	379	379
Interest expense	(25,015)	(9,973)	(6,214)	(109,679)	(150,881)
Loss on distribution to common shareholders of RMR common stock	—	—	—	(38,437)	(38,437)
Loss on early extinguishment of debt	(6)	(34)	(250)	(1,604)	(1,894)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	160,403	19,025	127,811	(181,765)	125,474
Income tax expense	—	—	—	(574)	(574)
Equity in earnings of an investee	—	—	—	20	20
Income (loss) from continuing operations	160,403	19,025	127,811	(182,319)	124,920
Discontinued Operations:
Loss from discontinued operations	—	—	(350)	—	(350)
Loss on impairment of assets from discontinued operations	—	—	(602)	—	(602)
Net income (loss)	$160,403	$19,025	$126,859	$(182,319)	$123,968

	As of December 31, 2015
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,251,212	$1,260,425	$3,362,214	$286,239	$7,160,090

	For the Year Ended December 31, 2014
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$230,718	$—	$278,041	$17,944	$526,703
Residents fees and services	—	318,184	—	—	318,184
Total revenues	230,718	318,184	278,041	17,944	844,887

Expenses:
Property operating expenses	—	245,093	79,471	—	324,564
Depreciation	61,825	32,462	87,312	3,792	185,391
General and administrative	—	—	—	38,946	38,946
Acquisition related costs	—	—	—	4,607	4,607
Impairment of assets	(10)	—	—	—	(10)
Total expenses	61,815	277,555	166,783	47,345	553,498

Operating income (loss)	168,903	40,629	111,258	(29,401)	291,389

Dividend income	—	—	—	63	63
Interest and other income	—	—	—	362	362
Interest expense	(25,473)	(10,599)	(5,844)	(93,198)	(135,114)
Gain (loss) on early extinguishment of debt	128	(140)	—	—	(12)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	143,558	29,890	105,414	(122,174)	156,688
Income tax expense	—	—	—	(576)	(576)
Equity in earnings of an investee	—	—	—	87	87
Income (loss) from continuing operations	143,558	29,890	105,414	(122,663)	156,199
Discontinued Operations:
Income from discontinued operations	—	—	1,362	—	1,362
Loss on impairment of assets from discontinued operations	—	—	(4,377)	—	(4,377)
Income (loss) before gain on sale of properties	143,558	29,890	102,399	(122,663)	153,184
Gain on sale of properties	5,453	—	—	—	5,453
Net income (loss)	$149,011	$29,890	$102,399	$(122,663)	$158,637

	As of December 31, 2014
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$1,777,684	$961,618	$2,922,623	$280,005	$5,941,930

Note 11. Income Taxes
Our provision for income taxes consists of the following:

	For the year ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	424	574	576
	424	574	576
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax provision	$424	$574	$576
A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the year ended December 31,
	2016	2015	2014
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of SNH	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	0.3%	0.4%	0.3%
Change in valuation allowance	3.58%	8.82%	6.39%
Other differences, net	(3.58)%	(8.82)%	(6.39)%
Effective tax rate	0.3%	0.4%	0.3%
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

	For the year ended December 31,
	2016	2015
Deferred tax assets:
Deferred income	$2,512	$2,862

Other	222	115
Tax loss carryforwards	33,626	27,941
	36,360	30,918
Valuation allowance	(36,360)	(30,918)
	—	—
Net deferred income taxes	$—	$—

Because of our TRSs’ short operating history and history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2016 and 2015. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of comprehensive income. As of December 31, 2016, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately

$84,688, which, if unused, begin to expire in 2031. In the normal course of business, income tax authorities in various income tax jurisdictions conduct routine audits of our income tax returns filed in prior years. Income tax years subsequent to 2011 may be open to examination in some of the income tax jurisdictions in which we operate.

Note 12. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted average common shares for basic earnings per share	237,345	232,931	198,868
Effect of dilutive securities: restricted share awards	37	32	26
Weighted average common shares for diluted earnings per share	237,382	232,963	198,894

Note 13. Selected Quarterly Financial Data (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2016 and 2015:

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$258,375	$261,367	$263,983	$274,296
Net income	$31,272	$39,233	$27,903	$42,885
Per share data (basic and diluted):
Net income	$0.13	$0.17	$0.12	$0.18
Common distributions declared(1)	$0.39	$0.39	$0.39	$0.39

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (2)
Revenues	$228,577	$247,402	$255,275	$267,519
Net income	$39,789	$36,387	$38,249	$9,544
Per share data (basic and diluted):
Net income	$0.18	$0.15	$0.16	$0.04
Common distributions declared (1) (3)	$0.39	$0.39	$0.39	$0.52

(1)	Amounts represent distributions declared with respect to the periods shown. Distributions are generally paid in the quarterly period following the quarterly period to which they relate.

(2)	The fourth quarter of 2015 includes a non-cash loss of $38,437 related to the distribution of the RMR Inc. shares as discussed in Notes 4 and 5.

(3)	The fourth quarter of 2015 includes a non-cash distribution of $0.13 per share related to the distribution of the RMR Inc. shares as discussed in Notes 4 and 7.

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
2184 Parkway Lake Drive	Birmingham	AL	—	580	5,980	2,025	—	580	8,005	8,585	1,448	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	—	600	7,574	907	—	600	8,481	9,081	1,769	8/1/2008	2000
2021 Dahike Drive, NE	Cullman	AL	—	287	3,415	289	—	287	3,704	3,991	1,307	11/19/2004	1998
49 Hughes Road	Madison	AL	—	334	3,981	429	—	334	4,410	4,744	1,499	11/19/2004	1998
200 Terrace Lane	Priceville	AL	—	1,300	9,447	249	—	1,300	9,696	10,996	1,373	2/1/2012	2006
413 Cox Boulevard	Sheffield	AL	—	394	4,684	462	—	394	5,146	5,540	1,719	11/19/2004	1998
2435 Columbiana Road	Vestavia Hills	AL	—	843	23,472	193	—	843	23,665	24,508	1,132	5/1/2015	1991
4461 N. Crossover Road (5)	Fayetteville	AR	8,148	733	10,432	43	—	733	10,475	11,208	495	5/1/2015	2011
4210 S. Caraway Road (5)	Jonesboro	AR	4,197	653	9,515	46	—	653	9,561	10,214	449	5/1/2015	2008
672 Jones Road (5)	Springdale	AR	4,241	572	9,364	48	—	572	9,412	9,984	442	5/1/2015	2007
13840 North Desert Harbor Drive	Peoria	AZ	—	2,687	15,843	3,542	—	2,687	19,385	22,072	8,261	1/11/2002	1990
9045 W. Athens Street	Peoria	AZ	—	1,405	9,115	67	—	1,405	9,182	10,587	450	5/1/2015	1997
11209 N. Tatum Boulevard	Phoenix	AZ	—	1,380	6,349	1,646	—	1,380	7,995	9,375	1,231	9/30/2011	1987
2444 West Las Palmaritas Drive	Phoenix	AZ	—	3,820	6,669	288	—	3,820	6,957	10,777	1,000	12/22/2010	1982
4121 East Cotton Center	Phoenix	AZ	—	5,166	12,724	—	—	5,166	12,724	17,890	610	1/29/2015	2000
6001 E. Thomas Road	Scottsdale	AZ	—	941	8,807	2,563	—	941	11,370	12,311	5,410	5/16/1994	1990
7090 East Mescal Street	Scottsdale	AZ	—	2,315	13,650	6,288	—	2,315	19,938	22,253	7,296	1/11/2002	1984
17225 Boswell Blvd.	Sun City	AZ	—	1,189	10,569	1,182	—	1,189	11,751	12,940	6,286	6/17/1994	1990
14001 W. Meeker Boulevard	Sun City West	AZ	—	395	3,307	—	—	395	3,307	3,702	1,273	2/28/2003	1998
1415 West 3rd Street	Tempe	AZ	—	2,186	13,446	64	—	2,186	13,510	15,696	647	1/29/2015	1981
2500 North Rosemont Boulevard	Tucson	AZ	—	4,429	26,119	4,771	—	4,432	30,887	35,319	12,720	1/11/2002	1989
710 N. Euclid	Anaheim	CA	—	2,850	6,964	737	—	2,893	7,658	10,551	1,696	7/9/2008	1992
3209 Brookside Drive (5)	Bakersfield	CA	12,772	4,166	13,233	48	—	4,166	13,281	17,447	620	5/1/2015	2004
5770 Armada Drive (5)	Carlsbad	CA	11,594	3,875	18,543	—	—	3,875	18,543	22,418	889	1/29/2015	1998
1350 S. El Camino Real	Encinitas	CA	—	1,510	18,042	415	—	1,517	18,450	19,967	4,075	3/31/2008	1999
47201 Lakeview Boulevard	Fremont	CA	—	3,200	10,177	36	—	3,200	10,213	13,413	1,336	9/30/2011	1990

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
47211/47215 Lakeview Boulevard	Fremont	CA	—	3,750	12,656	369	—	3,750	13,025	16,775	1,743	9/30/2011	1985
47900 Bayside Parkway	Fremont	CA	—	4,580	10,370	852	—	4,580	11,222	15,802	1,453	9/30/2011	1991 / 2012
577 South Peach Street	Fresno	CA	—	738	2,577	1,531	—	738	4,108	4,846	1,868	12/28/1990	1963 / 1985
6075 N. Marks Avenue	Fresno	CA	—	880	12,751	327	—	883	13,075	13,958	2,860	3/31/2008	1996
24552 Paseo de Valencia	Laguna Hills	CA	—	3,172	28,184	8,297	—	3,810	35,843	39,653	16,711	9/9/1994	1975 / 1991
1642 West Avenue J	Lancaster	CA	—	601	1,859	3,077	—	601	4,936	5,537	2,616	12/28/1990	1969 / 1994
8631 West 3rd Street	Los Angeles	CA	—	24,640	88,277	8,868	—	24,640	97,145	121,785	14,215	11/22/2010	1978
8635 West 3rd Street	Los Angeles	CA	—	24,640	90,352	8,774	—	24,640	99,126	123,766	14,394	11/22/2010	1978
2325 St. Pauls Way (5)	Modesto	CA	6,565	1,104	9,009	3	—	1,106	9,010	10,116	429	5/1/2015	1998
8700 Lindley Avenue	Northridge	CA	—	2,068	13,520	48	—	2,068	13,568	15,636	633	5/1/2015	2000
1319 Brookside Avenue	Redlands	CA	—	1,770	9,982	517	—	1,770	10,499	12,269	2,246	3/31/2008	1999
110 Sterling Court	Roseville	CA	—	1,620	10,262	407	—	1,620	10,669	12,289	2,320	3/31/2008	1998
1371 Parkside Drive	San Bernardino	CA	—	1,250	9,069	686	—	1,250	9,755	11,005	2,857	8/31/2006	1988
16925 & 16916 Hierba Drive	San Diego	CA	—	9,142	53,904	11,322	—	9,144	65,224	74,368	26,799	1/11/2002	1987 / 1990
3030 Science Park	San Diego	CA	—	2,466	46,473	—	—	2,466	46,473	48,939	8,617	8/6/2009	1986 / 2006
3040 Science Park	San Diego	CA	—	1,225	23,077	—	—	1,225	23,077	24,302	4,279	8/6/2009	1986 / 2006
3050 Science Park	San Diego	CA	—	1,508	28,753	—	—	1,508	28,753	30,261	5,331	8/6/2009	1986 / 2006
24305 West Lyons Avenue	Santa Clarita	CA	—	763	15,538	70	—	763	15,608	16,371	729	5/1/2015	1988
3530 Deer Park Drive	Stockton	CA	—	670	14,419	425	—	670	14,844	15,514	3,240	3/31/2008	1999
537 E. Fulton Street	Stockton	CA	—	382	2,750	921	—	382	3,671	4,053	2,245	6/30/1992	1968
877 East March Lane (5)	Stockton	CA	7,179	1,176	11,171	5,668	—	1,176	16,839	18,015	6,005	9/30/2003	1988
93 W Avenida de Los Arboles	Thousand Oaks	CA	—	622	2,522	2,468	—	622	4,990	5,612	2,870	12/28/1990	1965 / 1970
28515 Westinghouse Place	Valencia	CA	—	4,669	41,440	—	—	4,669	41,440	46,109	1,986	1/29/2015	2008
6835 Hazeltine Street	Van Nuys	CA	—	718	378	812	—	725	1,183	1,908	724	12/28/1990	1969 / 1984
1866 San Miguel Drive	Walnut Creek	CA	—	2,010	9,290	3,209	—	3,417	11,092	14,509	1,548	12/1/2011	1996
1950 South Dayton Street	Aurora	CO	—	3,062	46,195	433	—	3,110	46,580	49,690	2,192	5/1/2015	1987

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
515 Fairview	Canon City	CO	—	292	6,228	1,107	(3,512)	299	3,816	4,115	1,793	9/26/1997	1970 / 1984
110 West Van Buren	Colorado Springs	CO	—	245	5,236	1,692	(3,031)	245	3,897	4,142	1,792	9/26/1997	1972 / 1996
3920 East San Miguel Street	Colorado Springs	CO	—	1,380	8,894	1,989	—	1,597	10,666	12,263	1,194	7/31/2012	1977
2050 South Main	Delta	CO	—	167	3,570	826	—	167	4,396	4,563	2,218	9/26/1997	1963 / 1978
2501 Little Bookcliff Drive	Grand Junction	CO	—	204	3,875	1,441	—	204	5,316	5,520	3,136	12/30/1993	1968 / 1986
2825 Patterson Road	Grand Junction	CO	—	173	2,583	2,159	—	173	4,742	4,915	2,818	12/30/1993	1978 / 1995
1599 Ingalls Street	Lakewood	CO	—	232	3,766	3,136	—	232	6,902	7,134	4,020	12/28/1990	1972 / 1985
5555 South Elati Street	Littleton	CO	—	185	5,043	2,475	—	191	7,512	7,703	4,571	12/28/1990	1965
8271 South Continental Divide Road	Littleton	CO	—	400	3,507	—	—	400	3,507	3,907	1,349	2/28/2003	1998
9005 / 9025 Grant Street	Thornton	CO	—	961	10,867	56	—	993	10,891	11,884	1,092	12/28/2012	2001
9005 / 9025 Grant Street	Thornton	CO	—	475	909	456	—	483	1,357	1,840	120	12/28/2012	1987 / 2004
7809 W. 38th Avenue	Wheat Ridge	CO	—	470	3,373	—	—	470	3,373	3,843	569	4/1/2010	2004
40 Sebethe Drive	Cromwell	CT	—	570	5,304	1,048	—	570	6,352	6,922	1,083	12/22/2010	1998
866 North Main Street	Wallingford	CT	—	430	3,136	575	—	430	3,711	4,141	707	12/22/2010	1984
1145 19th Street	Washington	DC	—	13,600	24,880	6,786	—	13,600	31,666	45,266	5,435	5/20/2009	1976
2141 K Street	Washington	DC	—	13,700	8,400	2,795	—	13,700	11,195	24,895	2,131	12/22/2008	1966
255 Possum Park Road	Newark	DE	—	2,010	11,852	2,930	—	2,010	14,782	16,792	6,111	1/11/2002	1982
4175 Ogletown Road / 501 South Harmony Road	Newark	DE	—	1,500	19,447	1,001	—	1,500	20,448	21,948	4,452	3/31/2008	1998
1212 Foulk Road (5)	Wilmington	DE	6,977	1,179	6,950	1,399	—	1,196	8,332	9,528	3,732	1/11/2002	1974 / 1998
1912 Marsh Road	Wilmington	DE	—	4,365	25,739	3,371	—	4,370	29,105	33,475	11,653	1/11/2002	1988 / 1998
2723 Shipley Road	Wilmington	DE	—	869	5,126	3,915	—	875	9,035	9,910	3,789	1/11/2002	1989
407 Foulk Road	Wilmington	DE	—	38	227	2,073	—	78	2,260	2,338	593	1/11/2002	1965
13545 Progress Boulevard	Alachua	FL	—	512	4,935	173	—	512	5,108	5,620	732	6/6/2011	2009
13631 Progress Boulevard	Alachua	FL	—	512	4,941	106	—	512	5,047	5,559	690	6/6/2011	2009
13709 Progress Boulevard	Alachua	FL	—	1,080	1,675	341	—	1,080	2,016	3,096	279	6/6/2011	1985
13859 Progress Boulevard (5)	Alachua	FL	2,819	570	4,276	—	—	570	4,276	4,846	579	7/26/2011	2007

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
Progress Center - Lot 1 Property	Alachua	FL	—	165	—	—	—	165	—	165	—	6/6/2011	N/A
Progress Center - Lot 4 Property	Alachua	FL	—	331	—	—	—	331	—	331	—	6/6/2011	N/A
Progress Vacant Land (47 acres)	Alachua	FL	—	4,000	—	—	—	4,000	—	4,000	—	8/30/2011	N/A
13200 Nano Court	Alachua	FL	—	2,792	42,440	—		2,792	42,440	45,232	707	5/4/2016	2016
22601 Camino Del Mar	Boca Raton	FL	—	3,200	46,800	2,768	—	3,200	49,568	52,768	7,514	12/15/2011	1990
6343 Via de Sonrisa del Sur	Boca Raton	FL	—	4,166	39,633	729	—	4,166	40,362	44,528	22,827	5/20/1994	1994 / 1999
1325 S. Congress Avenue	Boynton Beach	FL	—	1,620	5,341	625	—	1,620	5,966	7,586	625	7/27/2012	1985 / 2009
1425 Congress Avenue	Boynton Beach	FL	—	2,390	14,768	1,638	—	2,390	16,406	18,796	2,603	8/9/2011	1994
1416 Country Club Blvd.	Cape Coral	FL	—	400	2,907	—	—	400	2,907	3,307	1,121	2/28/2003	1998
8500 Royal Palm Boulevard	Coral Springs	FL	—	3,410	20,104	24,199	—	3,413	44,300	47,713	13,772	1/11/2002	1984
1208 South Military Trail	Deerfield Beach	FL	—	1,690	14,972	19,550	—	1,735	34,477	36,212	11,671	5/16/1994	1986
3001 Deer Creek Boulevard	Deerfield Beach	FL	—	3,196	18,848	15,468	—	3,200	34,312	37,512	11,877	1/11/2002	1990
12780 Kenwood Lane	Fort Myers	FL	—	369	2,174	2,897	—	859	4,581	5,440	1,608	1/11/2002	1990
2525 East First Street	Fort Myers	FL	—	2,385	21,137	10,755	—	2,525	31,752	34,277	13,277	8/16/1994	1984 / 1987
1825 Ridgewood Avenue	Holly Hill	FL	—	900	21,202	(3,232)	—	700	18,170	18,870	2,873	7/22/2011	1926/2006 / 2005
2480 North Park Road	Hollywood	FL	—	4,500	40,500	11,770	—	4,527	52,243	56,770	7,558	12/15/2011	1986
8901 Tamiami Trail E.	Naples	FL	—	3,200	2,898	12,403	—	3,200	15,301	18,501	3,916	8/31/2006	1984
12780 Waterford Lakes Parkway	Orlando	FL	—	977	3,946	—	—	977	3,946	4,923	299	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	—	488	2,621	70	—	488	2,691	3,179	203	12/18/2013	2003
1825 N. Mills Avenue, Orlando	Orlando	FL	—	519	1,799	354	—	519	2,153	2,672	438	12/22/2008	1997
1911 N. Mills Avenue, Orlando	Orlando	FL	—	1,946	7,197	676	—	1,946	7,873	9,819	1,651	12/22/2008	1997
1925 N. Mills Avenue, Orlando	Orlando	FL	—	135	532	156	—	135	688	823	137	12/22/2008	1997
250 N. Alafaya Trail	Orlando	FL	—	967	4,362	3	—	967	4,365	5,332	328	12/18/2013	1999
45 Katherine Boulevard	Palm Harbor	FL	—	3,379	29,945	3,730	—	3,392	33,662	37,054	18,053	5/16/1994	1992
900 West Lake Road (5)	Palm Harbor	FL	22,313	3,449	20,336	6,758	—	3,449	27,094	30,543	10,761	1/11/2002	1989 / 1999
8500 West Sunrise Boulevard	Plantation	FL	—	4,700	24,300	3,824	—	4,710	28,114	32,824	5,204	12/15/2011	1989
1371 South Ocean Boulevard	Pompano Beach	FL	—	2,500	15,500	10,129	—	2,500	25,629	28,129	3,567	12/15/2011	1991

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
2701 North Course Dr.	Pompano Beach	FL	—	7,700	2,127	34,703	—	7,700	36,830	44,530	9,724	8/31/2006	1985
20480 Veterans Boulevard	Port Charlotte	FL	—	400	11,934	1,244	—	404	13,174	13,578	2,202	7/22/2011	1996
1699 S.E. Lyngate Drive	Port St. Lucie	FL	—	1,242	11,009	1,142	—	1,242	12,151	13,393	6,644	5/20/1994	1993
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	—	890	9,345	752	—	891	10,096	10,987	1,560	7/22/2011	2007
3855 Upper Creek Drive	Sun City Center	FL	—	1,676	15,788	89	—	1,676	15,877	17,553	760	5/1/2015	1989
900 South Harbour Island Blvd.	Tampa	FL	—	4,850	6,349	7	—	4,850	6,356	11,206	1,463	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	—	2,061	12,153	9,519	—	2,061	21,672	23,733	8,291	1/11/2002	1988
1200 Bluegrass Lakes Parkway	Alpharetta	GA	—	1,689	15,936	—	—	1,689	15,936	17,625	764	1/29/2015	2001
253 N. Main Street (5)	Alpharetta	GA	9,953	1,325	12,377	136	—	1,325	12,513	13,838	601	5/1/2015	1997
855 North Point Pkwy	Alpharetta	GA	—	5,390	26,712	—	—	5,390	26,712	32,102	5,593	8/21/2008	2006
2351 Cedarcrest Road	Acworth	GA	—	2,000	6,674	56	—	2,000	6,730	8,730	147	5/1/2016	2014
1291 Cedar Shoals Drive	Athens	GA	—	337	4,006	790	—	353	4,780	5,133	1,489	11/19/2004	1998
1515 Sheridan Road	Atlanta	GA	—	5,800	9,305	3	—	5,800	9,308	15,108	2,123	11/30/2007	1978
59 Executive Park South	Atlanta	GA	—	4,980	11,266	586	—	4,980	11,852	16,832	1,897	1/26/2011	1966 / 2002
240 Marietta Highway	Canton	GA	—	806	8,555	984	—	806	9,539	10,345	934	10/1/2013	1997 / 2008
4500 South Stadium Drive	Columbus	GA	—	294	3,505	321	—	294	3,826	4,120	1,244	11/19/2004	1999
1352 Wellbrook Circle	Conyers	GA	—	342	4,068	925	—	342	4,993	5,335	1,578	11/19/2004	1997
1501 Milstead Road	Conyers	GA	—	750	7,796	273	—	750	8,069	8,819	1,254	9/30/2010	2008
3875 Post Road	Cumming	GA	—	954	12,796	54	—	958	12,846	13,804	621	5/1/2015	2007
4960 Jot Em Down Road	Cumming	GA	—	1,548	18,666	11,998	—	3,388	28,824	32,212	2,378	8/1/2013	2011
5610 Hampton Park Drive,	Cumming	GA	—	3,479	14,771	161	—	3,479	14,932	18,411	621	9/3/2015	2014
7955 Majors Road	Cumming	GA	—	1,325	7,770	90	—	1,325	7,860	9,185	377	5/1/2015	2009
2470 Dug Gap Road	Dalton	GA	—	262	3,119	466	—	262	3,585	3,847	1,141	11/19/2004	1997
101 West Ponce De Leon Avenue	Decatur	GA	—	3,500	13,179	11	—	3,500	13,190	16,690	1,510	5/30/2012	1992
2801 N. Decatur Road	Decatur	GA	—	3,100	4,436	682	—	3,100	5,118	8,218	1,059	7/9/2008	1986
114 Penland Street	Ellijay	GA	—	496	7,107	366	—	496	7,473	7,969	691	10/1/2013	2008
353 North Belair Road	Evans	GA	—	230	2,663	553	—	230	3,216	3,446	1,075	11/19/2004	1998

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
1294 Highway 54 West (5)	Fayetteville	GA	8,386	853	9,903	142	—	853	10,045	10,898	490	5/1/2015	1999
2435 Limestone Parkway	Gainesville	GA	—	268	3,186	619	—	268	3,805	4,073	1,170	11/19/2004	1998
3315 Thompson Bridge Road (5)	Gainesville	GA	17,804	934	30,962	265	—	934	31,227	32,161	1,450	5/1/2015	1999
5373 Thompson Mill Road	Hoschton	GA	—	944	12,171	6	—	944	12,177	13,121	575	5/1/2015	2011
8080 Summit Business Parkway	Jonesboro	GA	—	1,800	20,664	1,604	—	1,800	22,268	24,068	3,485	6/20/2011	2007
6191 Peake Road	Macon	GA	—	183	2,179	735	—	183	2,914	3,097	859	11/19/2004	1998
1360 Upper Hembree Road	Roswell	GA	—	1,080	6,138	42	—	1,080	6,180	7,260	716	5/7/2012	2007
1 Savannah Square Drive	Savannah	GA	—	1,200	19,090	4,371	—	1,200	23,461	24,661	6,263	10/1/2006	1987
5200 Habersham Street	Savannah	GA	—	800	7,800	604	—	800	8,404	9,204	1,392	6/23/2011	2005
7410 Skidaway Road	Savannah	GA	—	400	5,670	1,035	—	400	6,705	7,105	1,960	11/1/2006	1989
2078 Scenic Highway North	Snellville	GA	—	870	4,030	321	—	870	4,351	5,221	844	12/10/2009	1997
475 Country Club Drive (5)	Stockbridge	GA	8,319	512	9,560	210	—	512	9,770	10,282	485	5/1/2015	1998
1300 Montreal Road	Tucker	GA	—	690	6,210	818	—	690	7,028	7,718	2,252	6/3/2005	1997
1100 Ward Avenue	Honolulu	HI	—	11,200	55,618	1,899	—	11,200	57,517	68,717	6,429	6/18/2012	1961 / 1981
600 Manor Drive	Clarinda	IA	—	77	1,453	912	—	77	2,365	2,442	1,495	12/30/1993	1968
2401 E. 8th Street	Des Moines	IA	—	123	627	1,312	—	123	1,939	2,062	830	7/1/2000	1965 / 1997
608 Prairie Street	Mediapolis	IA	—	94	1,776	717	—	94	2,493	2,587	1,595	12/30/1993	1973
1015 West Summit	Winterset	IA	—	111	2,099	1,329	(314)	111	3,114	3,225	1,964	12/30/1993	1973 / 1995
2340 West Seltice Way	Coeur d'Alene	ID	—	910	7,170	1,043	—	999	8,124	9,123	940	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	—	510	6,640	1,613	—	721	8,042	8,763	946	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	—	3,665	32,587	5,147	—	3,665	37,734	41,399	19,043	9/9/1994	1986
1450 Busch Parkway	Buffalo Grove	IL	—	3,800	11,456	412	—	3,815	11,853	15,668	1,857	9/16/2010	2009
2601 Patriot Boulevard	Glenview	IL	—	2,285	9,593	—	—	2,285	9,593	11,878	460	1/29/2015	2005
1373 D'Adrian Professional Park	Godfrey	IL	—	281	15,088	168	—	281	15,256	15,537	712	5/1/2015	2010
221 11th Avenue	Moline	IL	—	161	7,244	117	—	161	7,361	7,522	344	5/1/2015	2008
900 43rd Avenue	Moline	IL	—	482	7,651	138	—	482	7,789	8,271	353	5/1/2015	2003 / 2012

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
2700 14th Street (5)	Pekin	IL	4,997	171	11,475	96	—	171	11,571	11,742	535	5/1/2015	2009
7130 Crimson Ridge Drive	Rockford	IL	—	200	7,300	28	—	200	7,328	7,528	1,155	5/1/2011	1999
1220 Lakeview Drive	Romeoville	IL	—	1,120	19,582	—	—	1,120	19,582	20,702	4,100	8/21/2008	2005
1201 Hartman Lane	Shiloh	IL	—	743	7,232	—	—	743	7,232	7,975	10	12/8/2016	2003
900 Southwind Road	Springfield	IL	—	300	6,744	1,016	—	300	7,760	8,060	2,184	8/31/2006	1990
2705 Avenue E. (5)	Sterling	IL	4,831	341	14,331	83	—	341	14,414	14,755	678	5/1/2015	2008
39 Dorothy Drive	Troy	IL	—	1,070	7,231	—	—	1,070	7,231	8,301	10	12/8/2016	2003
100 Grand Victorian Place (5)	Washington	IL	5,628	241	12,046	72	—	241	12,118	12,359	559	5/1/2015	2009
1615 Lakeside Drive	Waukegan	IL	—	2,700	9,590	182	—	2,720	9,752	12,472	1,275	9/30/2011	1990
1675 Lakeside Drive	Waukegan	IL	—	2,420	9,382	55	—	2,436	9,421	11,857	1,237	9/30/2011	1998
406 Smith Drive	Auburn	IN	—	380	8,246	171	—	380	8,417	8,797	1,839	9/1/2008	1999
6990 East County Road 100 North	Avon	IN	—	850	11,888	228	—	850	12,116	12,966	2,692	9/1/2008	1999
2455 Tamarack Trail	Bloomington	IN	—	5,400	25,129	7,484	—	5,435	32,578	38,013	5,746	11/1/2008	1983
2460 Glebe Street	Carmel	IN	—	2,108	57,741	125	—	2,116	57,858	59,974	2,599	5/1/2015	2008
701 East County Line Road	Greenwood	IN	—	1,830	14,303	306	—	1,830	14,609	16,439	1,854	12/1/2011	2007
8505 Woodfield Crossing Boulevard (5)	Indianapolis	IN	23,383	2,785	16,396	5,858	—	2,785	22,254	25,039	8,628	1/11/2002	1986 / 1997
603 Saint Joseph Drive	Kokomo	IN	—	220	5,899	174	—	220	6,073	6,293	1,376	9/1/2008	1998
1211 Longwood Drive	La Porte	IN	—	770	5,550	35	—	770	5,585	6,355	1,295	9/1/2008	1998
1590 West Timberview Drive	Marion	IN	—	410	5,409	209	—	410	5,618	6,028	1,289	9/1/2008	2000
1473 East McKay Road	Shelbyville	IN	—	190	5,328	123	—	190	5,451	5,641	1,233	9/1/2008	1999
17441 State Rd. #23 (aka 17490 E. Douglas Rd.)	South Bend	IN	—	400	3,107	—	—	400	3,107	3,507	1,197	2/28/2003	1998
222 South 25th Street	Terra Haute	IN	—	300	13,115	487	—	300	13,602	13,902	2,992	9/1/2008	2005
150 Fox Ridge Drive	Vincennes	IN	—	110	3,603	1,144	—	110	4,747	4,857	1,021	9/1/2008	1985
510 W. 7th Street	Ellinwood	KS	—	130	1,137	497	—	130	1,634	1,764	942	4/1/1995	1972
1501 Inverness Drive	Lawrence	KS	—	1,600	18,565	452	—	1,740	18,877	20,617	3,946	10/1/2009	1988 / 2006
3501 West 95th Street (5)	Overland Park	KS	19,221	2,568	15,140	3,963	—	2,568	19,103	21,671	7,778	1/11/2002	1989

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
6555 West 75th Street	Overland Park	KS	—	1,274	1,126	12,473	—	1,339	13,534	14,873	5,334	10/25/2002	1985
981 Campbell Lane	Bowling Green	KY	—	365	4,345	487	—	365	4,832	5,197	1,598	11/19/2004	1999
102 Leonardwood	Frankfort	KY	—	560	8,282	1,186	—	560	9,468	10,028	2,668	8/31/2006	1989
4190 Lafayette Road	Hopkinsville	KY	—	316	3,761	189	—	316	3,950	4,266	1,340	11/19/2004	1999
690 Mason Headley Road (6)	Lexington	KY	9,332	—	10,848	11,538	—	—	22,386	22,386	11,097	1/11/2002	1985 / 1998
700 Mason Headley Road (6)	Lexington	KY	2,134	—	6,394	7,304	—	—	13,698	13,698	6,020	1/11/2002	1980
200 Brookside Drive (5)	Louisville	KY	28,281	3,524	20,779	6,043	—	3,524	26,822	30,346	11,226	1/11/2002	1984
1517 West Broadway	Mayfield	KY	—	268	2,730	736	—	268	3,466	3,734	1,183	11/19/2004	1999
1700 Elmdale Road	Paducah	KY	—	450	5,358	822	—	450	6,180	6,630	2,002	11/19/2004	2000
100 Neighborly Way	Somerset	KY	—	200	4,919	260	—	200	5,179	5,379	1,318	11/6/2006	2000
2661 North Boulevard	Baton Rouge	LA	—	199	1,067	—	—	199	1,067	1,266	51	1/29/2015	2000
7656 Realtors Drive	Baton Rouge	LA	—	99	907	—	—	99	907	1,006	43	1/29/2015	2005
137 Veterans Boulevard	Denham Springs	LA	—	228	1,536	—	—	228	1,536	1,764	74	1/29/2015	2007
2995 Race Street	Jackson	LA	—	30	845	—	—	30	845	875	41	1/29/2015	2002
24660 Plaza Drive	Plaquemine	LA	—	99	1,043	—	—	99	1,043	1,142	50	1/29/2015	2000
17392 Vallee Court	Prairieville	LA	—	99	837	35	—	99	872	971	41	1/29/2015	2001
35 Milbury St	Auburn	MA	—	1,510	7,000	463	—	1,510	7,463	8,973	1,599	8/8/2008	1977 / 2012
1295 Boylston Street	Boston	MA	—	7,600	18,140	1,522	—	7,600	19,662	27,262	2,817	1/26/2011	1930 / 1992
50 Northern Ave / 11 Fan Pier Blvd (5)	Boston	MA	620,000	52,643	784,954	807	—	52,643	785,761	838,404	52,599	5/7/2014	2013
549 Albany Street	Boston	MA	—	4,576	45,029	—	—	4,569	45,036	49,605	3,753	8/22/2013	1895 / 2012
330 Baker Avenue	Concord	MA	—	3,775	19,906	—	—	3,775	19,906	23,681	954	1/29/2015	2013
370 Lunenburg St	Fitchburg	MA	—	330	3,361	32	—	330	3,393	3,723	711	8/8/2008	1994
165 Mill St	Leominster	MA	—	1,520	8,703	750	—	1,520	9,453	10,973	2,097	8/8/2008	1966 / 2010
4 Maguire Road	Lexington	MA	—	3,600	15,555	2,361	(7,255)	3,673	10,588	14,261	2,708	12/22/2008	1994 / 2006
100 Hampshire Street	Mansfield	MA	—	2,090	8,215	635	—	2,486	8,454	10,940	1,274	12/22/2010	1975 / 2013
15 Hampshire Street	Mansfield	MA	—	1,360	7,326	108	—	1,360	7,434	8,794	1,115	12/22/2010	1988

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
5 Hampshire Street	Mansfield	MA	—	1,190	5,737	—	—	1,190	5,737	6,927	860	12/22/2010	1988
176 West St	Milford	MA	—	510	3,039	607	—	510	3,646	4,156	1,051	8/8/2008	1989 / 2010
108 Elm St	Millbury	MA	—	160	767	—	—	160	767	927	162	8/8/2008	1950 / 2011
30 Newcrossing Road (5)	Reading	MA	10,653	1,443	14,153	83	—	1,443	14,236	15,679	1,517	9/27/2012	1986 / 2006
407 Main St	Spencer	MA	—	270	2,607	476	—	270	3,083	3,353	855	8/8/2008	1992 / 2011
106 East Main	Westborough	MA	—	920	6,956	269	—	920	7,225	8,145	1,498	8/8/2008	1986 / 2013
112 E Main	Westborough	MA	—	230	135	—	—	230	135	365	30	8/8/2008	1900
299 Cambridge Street	Winchester	MA	—	3,218	18,988	10,604	—	3,218	29,592	32,810	10,378	1/11/2002	1991
135 Goldstar Blvd	Worcester	MA	—	865	10,912	1,212	—	865	12,124	12,989	2,470	8/8/2008	1989 / 2011
191 May St	Worcester	MA	—	730	3,634	118	—	730	3,752	4,482	771	8/8/2008	1986 / 2007
277 E Mountain	Worcester	MA	—	191	2,133	113	(889)	191	1,357	1,548	307	8/8/2008	1992 / 1998
425 N Lake Ave	Worcester	MA	—	1,200	6,176	119	—	1,200	6,295	7,495	1,323	8/8/2008	1985 / 2007
630 Plantation St	Worcester	MA	—	770	10,408	571	—	770	10,979	11,749	2,441	8/8/2008	1990 / 2009
2717 Riva Road	Annapolis	MD	—	1,290	12,373	515	—	1,290	12,888	14,178	2,847	3/31/2008	2001
658 Boulton Street	Bel Air	MD	—	4,750	16,504	2	—	4,750	16,506	21,256	3,765	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	—	408	3,421	450	—	408	3,871	4,279	1,603	10/25/2002	2000
8100 Connecticut Avenue	Chevy Chase	MD	—	15,170	92,830	4,172	—	15,170	97,002	112,172	13,485	12/15/2011	1990
8220 Snowden River Parkway	Columbia	MD	—	1,390	10,303	606	—	1,390	10,909	12,299	2,315	3/31/2008	2001
700 Port Street	Easton	MD	—	383	4,555	2,994	—	394	7,538	7,932	2,493	10/25/2002	2000
3004 North Ridge Road (5)	Ellicott City	MD	18,932	1,409	22,691	7,378	—	1,443	30,035	31,478	10,333	3/1/2004	1997
1820 Latham Drive	Frederick	MD	—	385	3,444	576	—	385	4,020	4,405	1,612	10/25/2002	1998
2100A & B Whittier Drive	Frederick	MD	—	1,260	9,464	933	—	1,260	10,397	11,657	2,257	3/31/2008	1999
10114 + 10116 Sharpsburg Pike	Hagerstown	MD	—	1,040	7,471	4,250	—	1,040	11,721	12,761	1,893	3/31/2008	1999
4000 Old Court Road	Pikesville	MD	—	2,000	4,974	497	—	2,000	5,471	7,471	1,237	12/22/2008	1987
715 Benfield Road (5)	Severna Park	MD	8,369	229	9,798	1,656	—	242	11,441	11,683	4,521	10/25/2002	1998

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
14400 Homecrest Road	Silver Spring	MD	—	1,200	9,288	6,505	—	1,200	15,793	16,993	5,798	10/25/2002	1996
3701 International Drive	Silver Spring	MD	—	3,301	29,065	714	—	3,301	29,779	33,080	16,719	7/25/1994	1992
801 Roeder Road, Unit OU-1	Silver Spring	MD	—	1,900	12,858	1,056	—	1,900	13,914	15,814	1,672	6/27/2012	1976 / 2000
720 & 734 N. Pine Road	Hampton	MI	—	300	2,406	—	—	300	2,406	2,706	927	2/28/2003	1998
4004 & 4012 Waldo Road	Midland	MI	—	400	2,606	—	—	400	2,606	3,006	1,010	2/28/2003	1998
1605 & 1615 Fredericks Drive	Monroe	MI	—	300	2,506	—	—	300	2,506	2,806	969	2/28/2003	1998
3150 & 3100 Old Centre Road	Portage	MI	—	300	2,206	—	—	300	2,206	2,506	851	2/28/2003	1998
2445 & 2485 Mc Carty Road	Saginaw	MI	—	600	5,212	—	—	600	5,212	5,812	2,007	2/28/2003	1998
11855 Ulysses Street NE (5)	Blaine	MN	8,686	2,249	9,276	78	—	2,249	9,354	11,603	948	12/21/2012	2007
11855 Ulysses Street NE	Blaine	MN	—	525	—	—	—	525	—	525	—	12/21/2012	N/A
1305 Corporate Center Drive	Eagan	MN	—	2,300	13,105	3,120	—	2,657	15,868	18,525	2,397	12/22/2010	1986
8301 Golden Valley Road	Golden Valley	MN	—	1,256	4,680	55	—	1,256	4,735	5,991	108	2/10/2016	1998
8401 Golden Valley Road	Golden Valley	MN	—	1,510	5,742	290	—	1,510	6,032	7,542	134	2/10/2016	1998
8501 Golden Valley Road	Golden Valley	MN	—	1,263	4,288	128	—	1,263	4,416	5,679	99	2/10/2016	1998
1201 Northland Drive	Mendota Heights	MN	—	1,220	10,208	901	—	1,315	11,014	12,329	1,591	1/25/2011	1989 / 2009
20500/20600 South Diamond Lake Road	Rogers	MN	—	2,760	45,789	1,045	—	2,767	46,827	49,594	10,775	3/1/2008	1999
2200 County Road C West	Roseville	MN	—	590	702	392	—	662	1,022	1,684	114	9/30/2011	1991
4166 Lexington Avenue N	Shoreview	MN	—	1,300	4,547	243	—	1,392	4,698	6,090	664	5/20/2011	1988 / 2010
1365 Crestridge Lane	West St. Paul	MN	—	400	3,608	100	—	400	3,708	4,108	1,549	2/28/2003	1998
305 & 315 Thompson Avenue	West St. Paul	MN	—	400	2,506	—	—	400	2,506	2,906	1,060	2/28/2003	1998
5351 Gretna Road (5)	Branson	MO	4,504	743	10,973	116	—	753	11,079	11,832	529	5/1/2015	2002
3828 College View Drive	Joplin	MO	—	260	11,382	174	—	260	11,556	11,816	1,470	8/31/2012	2003
14100 Magellan Plaza	Maryland Heights	MO	—	3,719	37,304	4,278	—	3,179	42,122	45,301	1,812	1/29/2015	2003
640 E. Highland Avenue	Nevada	MO	—	311	5,703	64	—	311	5,767	6,078	271	5/1/2015	1997
2410 W. Chesterfield Blvd (5)	Springfield	MO	6,384	924	12,772	44	—	924	12,816	13,740	583	5/1/2015	1999
3540 East Cherokee Street (5)	Springfield	MO	3,673	1,084	11,339	141	—	1,129	11,435	12,564	529	5/1/2015	1996
4700 North Hanley Road	St. Louis	MO	—	5,166	41,587	36	—	5,166	41,623	46,789	1,993	1/29/2015	2014
1 Lincoln Parkway	Hattiesburg	MS	—	1,269	11,691	46	—	1,269	11,737	13,006	1,102	3/22/2013	2005

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
1488 Belk Boulevard	Oxford	MS	—	450	5,791	764	—	388	6,617	7,005	1,645	10/1/2006	2000
108 Clarington Drive	Southaven	MS	—	450	5,795	920	—	450	6,715	7,165	1,668	10/1/2006	2000
1547 North Hunters Way	Bozeman	MT	—	1,616	27,750	—	—	1,616	27,750	29,366	1,261	5/1/2015	2008
112 + 118 Alamance Road	Burlington	NC	—	575	9,697	498	—	575	10,195	10,770	1,571	6/23/2011	1998
1050 Crescent Green Drive (5)	Cary	NC	7,995	713	4,628	1,952	—	713	6,580	7,293	2,798	10/25/2002	1999
2220 & 2230 Farmington Drive	Chapel Hill	NC	—	800	6,414	—	—	800	6,414	7,214	2,469	2/28/2003	1996
2101 Runnymede Lane	Charlotte	NC	—	2,475	11,451	682	—	2,475	12,133	14,608	2,006	6/20/2011	1999
5920 McChesney Drive	Charlotte	NC	—	820	7,790	663	—	820	8,453	9,273	1,632	11/17/2009	2001
6101 Clarke Creek Parkway	Charlotte	NC	—	500	13,960	36	—	500	13,996	14,496	2,807	11/17/2009	1999
500 Penny Lane	Concord	NC	—	1,687	17,603	—	—	1,687	17,603	19,290	307	6/29/2016	1997
1002 State Highway 54	Durham	NC	—	595	5,200	153	—	595	5,353	5,948	837	6/20/2011	1988 / 2007
5213 South Alston Avenue	Durham	NC	—	1,093	31,377	—	—	1,093	31,377	32,470	1,503	1/29/2015	2010
2755 Union Road	Gastonia	NC	—	1,104	17,834	3	—	1,104	17,837	18,941	312	6/29/2016	1998
1001 Phifer Road	Kings Mountain	NC	—	655	8,283	472	—	657	8,753	9,410	1,403	6/23/2011	1998
128 Brawley School	Mooresville	NC	—	595	7,305	449	—	595	7,754	8,349	1,203	6/23/2011	1999
1309 , 1321 + 1325 McCarthy Boulevard	New Bern	NC	—	1,245	20,898	381	—	1,245	21,279	22,524	3,159	6/20/2011	2001/2005/2008
13150 Dorman Road	Pineville	NC	—	550	7,570	1,066	—	550	8,636	9,186	1,584	11/17/2009	1998
13180 Dorman Road	Pineville	NC	—	630	15,230	7	—	630	15,237	15,867	3,053	11/17/2009	1998
801 Dixie Trail	Raleigh	NC	—	3,233	17,788	16	—	3,233	17,804	21,037	374	6/29/2016	1992
2744 South 17th Street (5)	Wilmington	NC	12,061	1,134	14,771	188	—	1,134	14,959	16,093	642	9/28/2015	1998
1730 Parkwood Boulevard West	Wilson	NC	—	610	14,787	313	—	610	15,100	15,710	2,303	6/20/2011	2004/2006
1700 Furnace Street	Ashland	NE	—	28	1,823	1,312	—	28	3,135	3,163	1,566	7/1/2000	1965 / 1996
414 North Wilson Street	Blue Hill	NE	—	56	1,064	812	—	56	1,876	1,932	917	7/1/2000	1967 / 1996
2720 South 17th Ave	Central City	NE	—	21	919	650	—	21	1,569	1,590	872	7/1/2000	1969 / 1999
1112 15th Street	Columbus	NE	—	89	561	460	—	88	1,022	1,110	588	7/1/2000	1955 / 1978
800 Stoeger Drive	Grand Island	NE	—	119	1,446	1,414	—	119	2,860	2,979	1,545	4/1/1995	1963 / 1996
700 South Highway 6	Gretna	NE	—	237	673	912	—	245	1,577	1,822	796	7/1/2000	1972 / 1995
1100 West First Street	Milford	NE	—	24	880	817	—	24	1,697	1,721	864	7/1/2000	1967 / 1970
510 Centennial Circle	North Platte	NE	—	370	8,968	633	—	370	9,601	9,971	2,111	2/17/2008	1988

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
17007 Elm Plaza	Omaha	NE	—	4,680	22,022	—	—	4,680	22,022	26,702	4,611	8/21/2008	2007
3030 South 80th Street	Omaha	NE	—	650	5,850	1,067	—	650	6,917	7,567	2,046	6/3/2005	1992
333 Maple	Sutherland	NE	—	19	1,251	498	—	19	1,749	1,768	844	7/1/2000	1970 / 1995
1350 Centenial Ave	Utica	NE	—	21	569	464	—	21	1,033	1,054	511	7/1/2000	1966 / 1988
11041 North 137th Street	Waverly	NE	—	529	686	609	—	529	1,295	1,824	784	7/1/2000	1989 / 1995
55 Corporate Drive	Bridgewater	NJ	—	2,782	66,441	—	—	2,782	66,441	69,223	3,184	1/29/2015	2011
490 Cooper Landing Road	Cherry Hill	NJ	—	1,001	8,175	1,836	—	1,001	10,011	11,012	3,140	12/29/2003	1999
1400 Route 70	Lakewood	NJ	—	4,885	28,803	2,597	—	4,885	31,400	36,285	13,005	1/11/2002	1987 / 1997
2 Hillside Drive	Mt. Arlington	NJ	—	1,375	11,232	775	—	1,393	11,989	13,382	4,166	12/29/2003	2001
655 Pomander Walk	Teaneck	NJ	—	4,950	44,550	2,265	—	4,950	46,815	51,765	7,290	12/15/2011	1989
10500 Academy Road NE (5)	Albuquerque	NM	25,179	3,828	22,572	5,492	—	3,828	28,064	31,892	10,956	1/11/2002	1986
4100 Prospect Avenue NE	Albuquerque	NM	—	540	10,105	8	—	540	10,113	10,653	2,328	10/30/2007	1977
4300 Landau Street NE	Albuquerque	NM	—	1,060	9,875	8	—	1,060	9,883	10,943	2,275	10/30/2007	1973
4411 The 25 Way	Albuquerque	NM	—	3,480	25,245	3,445	—	3,682	28,488	32,170	4,451	12/22/2010	1970 / 2000
4420 The 25 Way	Albuquerque	NM	—	1,430	2,609	257	—	1,514	2,782	4,296	446	12/22/2010	1970
9190 Coors Boulevard NW	Albuquerque	NM	—	1,660	9,173	8	—	1,660	9,181	10,841	2,113	10/30/2007	1983
2200 East Long Street	Carson City	NV	—	622	17,900	188	—	622	18,088	18,710	843	5/1/2015	2009
3201 Plumas Street	Reno	NV	—	2,420	49,580	6,574	—	2,420	56,154	58,574	7,471	12/15/2011	1989
6300 Eighth Ave	Brooklyn	NY	—	3,870	8,545	6	—	3,870	8,551	12,421	1,790	8/8/2008	1971
5823 Widewaters Parkway	Dewitt	NY	—	600	5,004	956	—	696	5,864	6,560	828	9/30/2011	1991
4939 Brittonfield Parkway	East Syracuse	NY	—	720	17,084	1,113	—	720	18,197	18,917	3,668	9/30/2008	2001
5008 Brittonfield Parkway (5)	East Syracuse	NY	3,128	420	18,407	456	—	495	18,788	19,283	3,924	7/9/2008	1999
200 Old County Road	Mineola	NY	—	4,920	24,056	5,635	—	4,920	29,691	34,611	3,851	9/30/2011	1971 / 1988
15 North Broadway	White Plains	NY	—	4,900	13,594	1,047	—	4,900	14,641	19,541	2,718	1/26/2009	1952
537 Riverdale Avenue	Yonkers	NY	—	8,460	90,561	8,192	—	8,460	98,753	107,213	11,665	8/31/2012	2000
4590 and 4625 Knightsbridge Boulevard (5)	Columbus	OH	17,538	3,623	27,778	7,462	—	3,623	35,240	38,863	14,466	1/11/2002	1989

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
3929 Hoover Road	Grove City	OH	—	332	3,081	791	—	332	3,872	4,204	2,064	6/4/1993	1965
7555 Innovation Way	Mason	OH	—	1,025	12,883	—	—	1,025	12,883	13,908	81	10/6/2016	2015
5260 Naiman Parkway	Solon	OH	—	450	2,305	1,234	—	811	3,178	3,989	396	12/22/2010	1975
5370 Naiman Parkway	Solon	OH	—	550	2,147	764	—	616	2,845	3,461	292	9/30/2011	1975
805 N. 5th Street	Jacksonville	OR	—	3,012	14,777	—	—	3,012	14,777	17,789	668	5/1/2015	2006
1808 SE 182nd Avenue	Portland	OR	—	1,295	17,085	79	—	1,295	17,164	18,459	807	5/1/2015	1997
8709 S.E. Causey Avenue (5)	Portland	OR	23,349	3,303	77,428	—	—	3,303	77,428	80,731	3,403	5/1/2015	1985 / 1991
71 Darlington Road	Beaver Falls	PA	—	1,500	13,500	444	—	1,500	13,944	15,444	4,461	10/31/2005	1997
950 Morgan Highway	Clarks Summit	PA	—	1,001	8,233	334	—	1,017	8,551	9,568	2,971	12/29/2003	2001
145 Broadlawn Drive	Elizabeth	PA	—	696	6,304	690	—	696	6,994	7,690	2,292	10/31/2005	1986
600 N. Pottstown Pike	Exton	PA	—	1,001	8,233	1,051	—	1,001	9,284	10,285	3,148	12/29/2003	2000
242 Baltimore Pike	Glen Mills	PA	—	1,001	8,233	492	—	1,001	8,725	9,726	3,102	12/29/2003	2001
20 Capital Drive	Harrisburg	PA	—	397	9,333	—	—	397	9,333	9,730	447	1/29/2015	2013
723 Dresher Road	Horsham	PA	—	1,010	4,456	276	—	1,010	4,732	5,742	717	12/22/2010	1983 / 1997
210 Mall Boulevard	King of Prussia	PA	—	1,540	4,743	2,184	—	1,540	6,927	8,467	1,034	8/8/2008	1970
216 Mall Boulevard	King of Prussia	PA	—	880	2,871	239	—	880	3,110	3,990	432	1/26/2011	1970
5300 Old William Penn Highway	Murrysville	PA	—	300	2,506	—	—	300	2,506	2,806	1,047	2/28/2003	1998
800 Manor Drive	New Britain (Chalfont)	PA	—	979	8,052	539	—	981	8,589	9,570	3,059	12/29/2003	1998
7151 Saltsburg Road	Penn Hills	PA	—	200	904	—	—	200	904	1,104	380	2/28/2003	1997
5750 Centre Ave	Pittsburgh	PA	—	3,000	11,828	1,090	—	3,140	12,778	15,918	2,909	6/11/2008	1991
730 Holiday Drive	Pittsburgh	PA	—	2,480	6,395	3,201	—	2,480	9,596	12,076	1,483	12/22/2010	1985
3043 Walton Road	Plymouth Meeting	PA	—	1,680	9,187	149	—	1,713	9,303	11,016	1,220	9/30/2011	1969 / 1999

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
1400 Riggs Road	South Park	PA	—	898	8,102	248	—	898	8,350	9,248	2,709	10/31/2005	1995
700 Northampton Street	Tiffany Court (Kingston)	PA	—	—	5,682	1,462	—	4	7,140	7,144	2,428	12/29/2003	1997
5250 Meadowgreen Drive	Whitehall	PA	—	1,599	14,401	1,315	—	1,599	15,716	17,315	5,035	10/31/2005	1987
55 Oaklawn Avenue	Cranston	RI	—	261	9,757	34	—	261	9,791	10,052	446	5/1/2015	1995
1304 McLees Road	Anderson	SC	—	295	3,509	213	—	295	3,722	4,017	1,266	11/19/2004	1999
109 Old Salem Road	Beaufort	SC	—	188	2,234	601	—	188	2,835	3,023	1,156	11/19/2004	1999
1119 Pick Pocket Plantation Drive	Beaufort	SC	—	1,200	10,810	525	—	1,200	11,335	12,535	1,870	6/20/2011	2005
719 Kershaw Highway	Camden	SC	—	322	3,697	908	—	322	4,605	4,927	1,608	11/19/2004	1999
2333 Ashley River Road	Charleston	SC	—	848	14,000	1,700	—	868	15,680	16,548	2,259	6/20/2011	1999
320 Seven Farms Drive (5)	Charleston	SC	4,427	1,092	6,605	435	—	1,092	7,040	8,132	930	5/29/2012	1998
201 Executive Center Drive	Columbia	SC	—	390	4,659	1,161	—	390	5,820	6,210	812	12/22/2010	1985
251 Springtree Drive	Columbia	SC	—	300	1,905	—	—	300	1,905	2,205	734	2/28/2003	1998
3 Summit Terrace	Columbia	SC	—	610	7,900	751	—	610	8,651	9,261	1,681	11/17/2009	2002
7909 Parklane Road	Columbia	SC	—	1,580	4,520	670	—	1,580	5,190	6,770	745	9/30/2011	1990 / 2002
355 Berkmans Lane	Greenville	SC	—	700	7,240	323	—	700	7,563	8,263	1,501	11/17/2009	2002
116 Enterprise Courth	Greenwood	SC	—	310	2,790	193	—	310	2,983	3,293	1,000	6/3/2005	1999
1901 West Carolina	Hartsville	SC	—	401	4,775	572	—	401	5,347	5,748	1,799	11/19/2004	1999
218 Old Chapin Road	Lexington	SC	—	363	4,322	402	—	363	4,724	5,087	1,646	11/19/2004	1999
491 Highway 17	Little River	SC	—	750	9,018	454	—	750	9,472	10,222	1,439	6/23/2011	2000
1010 Lake Hunter Circle / 987 Bowman Road	Mt. Pleasant	SC	—	3,898	31,613	5,195	—	3,898	36,808	40,706	4,579	7/1/2012	1997 / 1983
601 Mathis Ferry Road	Mt. Pleasant	SC	—	1,687	12,612	—	—	1,687	12,612	14,299	211	6/29/2016	1999
1010 Anna Knapp Road	Mt. Pleasant	SC	—	1,797	6,132	—	—	1,797	6,132	7,929	120	6/29/2016	1997
9547 Highway 17 North	Myrtle Beach	SC	—	543	3,202	7,809	—	543	11,011	11,554	3,031	1/11/2002	1980
2306 Riverbnk Drive	Orangeburg	SC	—	303	3,607	690	—	303	4,297	4,600	1,491	11/19/2004	1999
1920 Ebenezer Road	Rock Hill	SC	—	300	1,705	—	—	300	1,705	2,005	697	2/28/2003	1998
15855 Wells Highway	Seneca	SC	—	396	4,714	470	—	396	5,184	5,580	1,757	11/19/2004	2000
One Southern Court	West Columbia	SC	—	520	3,831	264	—	557	4,058	4,615	598	12/22/2010	2000

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
1251 Arizona S.W.	Huron	SD	—	45	968	1	—	45	969	1,014	613	6/30/1992	1968
1345 Michigan Ave SW	Huron	SD	—	144	3,108	4	—	144	3,112	3,256	1,969	6/30/1992	1968 / 1977
3600 S. Norton	Sioux Falls	SD	—	253	3,062	4	—	253	3,066	3,319	1,942	6/30/1992	1960 / 1979
6716 Nolensville Road	Brentwood	TN	—	1,528	6,037	157	—	1,528	6,194	7,722	640	11/30/2012	2010
207 Uffelman Drive	Clarksville	TN	—	320	2,994	611	—	320	3,605	3,925	964	12/31/2006	1997
51 Patel Way	Clarksville	TN	—	800	10,322	917	—	800	11,239	12,039	1,346	12/19/2012	2005
2900 Westside Drive	Cleveland	TN	—	305	3,627	682	—	305	4,309	4,614	1,436	11/19/2004	1998
1010 East Spring Street	Cookeville	TN	—	322	3,828	587	—	322	4,415	4,737	1,463	11/19/2004	1998
105 Sunrise Circle	Franklin	TN	—	322	3,833	845	—	322	4,678	5,000	1,474	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	—	280	3,327	394	—	280	3,721	4,001	1,210	11/19/2004	1998
2025 Caldwell Drive	Goodlettsville	TN	—	400	3,507	6,088	—	400	9,595	9,995	1,349	2/28/2003	1998
1200 North Parkway	Jackson	TN	—	295	3,506	318	—	299	3,820	4,119	1,328	11/19/2004	1999
550 Deer View Way	Jefferson City	TN	—	940	8,057	657	—	940	8,714	9,654	767	10/15/2013	2001 / 2011
3020 Heatherton Way	Knoxville	TN	—	304	3,618	1,803	—	304	5,421	5,725	1,747	11/19/2004	1998
511 Pearson Springs Road	Maryville	TN	—	300	3,207	100	—	300	3,307	3,607	1,273	2/28/2003	1998
1710 Magnolia Blvd	Nashville	TN	—	750	6,750	4,229	—	750	10,979	11,729	3,249	6/3/2005	1979
350 Volunteer Drive	Paris	TN	—	110	12,100	—	—	110	12,100	12,210	256	6/29/2016	1997
971 State Hwy 121	Allen	TX	—	2,590	17,912	—	—	2,590	17,912	20,502	3,750	8/21/2008	2006
6818 Austin Center Blvd	Austin	TX	—	1,540	27,467	1,269	—	1,575	28,701	30,276	5,826	10/31/2008	1994
6937 IH 35 North-Am Founders	Austin	TX	—	760	5,186	292	—	760	5,478	6,238	934	1/26/2011	1980
7600 Capital Texas Highway	Austin	TX	—	300	4,557	102	—	300	4,659	4,959	685	12/22/2010	1996
Bailey Square (1111 W 34th St)	Austin	TX	—	400	21,021	786	—	400	21,807	22,207	4,634	6/25/2008	1975 / 2000
4620 Bellaire Boulevard	Bellaire	TX	—	1,238	11,010	2,703	—	1,238	13,713	14,951	6,820	5/16/1994	1991
120 Crosspoint Drive	Boerne	TX	—	220	4,926	134	—	220	5,060	5,280	1,131	2/7/2008	1990
4015 Interstate 45	Conroe	TX	—	620	14,074	533	—	620	14,607	15,227	2,194	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	—	2,300	25,200	3,138	—	2,300	28,338	30,638	3,994	12/15/2011	1989

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
7831 Park Lane	Dallas	TX	—	4,709	27,768	6,784	—	4,718	34,543	39,261	13,642	1/11/2002	1990
1575 Belvidere	El Paso	TX	—	2,301	13,567	2,550	—	2,313	16,105	18,418	6,420	1/11/2002	1987
96 E. Frederick Rd.	Fredericksburg	TX	—	280	4,866	5,088	—	280	9,954	10,234	1,323	2/7/2008	1999
6435 S.F.M. 549	Heath	TX	—	1,135	7,892	219	—	1,135	8,111	9,246	791	12/31/2012	2004
13215 Dotson Road	Houston	TX	—	990	13,887	102	—	990	13,989	14,979	1,543	7/17/2012	2007
777 North Post Oak Road	Houston	TX	—	5,537	32,647	17,318	—	5,540	49,962	55,502	17,280	1/11/2002	1989 / 1998
10030 North MacArthur Boulevard	Irving	TX	—	2,186	15,869	8	—	2,186	15,877	18,063	762	1/29/2015	1999
4770 Regent Blvd	Irving	TX	—	2,830	15,082	1,547	—	2,830	16,629	19,459	3,231	6/25/2008	1995 / 2000
9812 Slide Road	Lubbock	TX	—	1,110	9,798	—	—	1,110	9,798	10,908	1,613	6/4/2010	2009
605 Gateway Central / 601 Steve Hawkins Parkway	Marble Falls	TX	—	1,440	7,125	704	—	1,440	7,829	9,269	941	12/19/2012	1994/2002
7150 N. President George Bush Turnpike	North Garland	TX	—	1,981	8,548	—	—	1,981	8,548	10,529	855	12/31/2012	2006
2265 North Lakeshore Drive	Rockwall	TX	—	497	3,582	—	—	497	3,582	4,079	172	1/29/2015	2013
18302 Talavera Ridge	San Antonio	TX	—	6,855	30,630	—	—	6,855	30,630	37,485	1,468	1/29/2015	2008
21 Spurs Lane (5)	San Antonio	TX	14,300	3,141	23,142	151	—	3,141	23,293	26,434	1,600	4/10/2014	2006
311 Nottingham West (5)	San Antonio	TX	26,691	4,283	25,256	8,884	—	4,283	34,140	38,423	12,828	1/11/2002	1989
511 Knights Cross Drive	San Antonio	TX	—	1,200	6,500	24	—	1,200	6,524	7,724	1,328	11/17/2009	2003
575 Knights Cross Drive	San Antonio	TX	—	1,100	13,900	375	—	1,100	14,275	15,375	2,933	11/17/2009	2003
301 East Airline Road	Victoria	TX	—	99	1,635	—	—	99	1,635	1,734	78	1/29/2015	2011
5055 West Panther Creek Drive (5)	Woodlands	TX	36,076	3,694	21,782	3,953	—	3,701	25,728	29,429	11,313	1/11/2002	1988 / 1989
900 North Taylor Street	Arlington	VA	—	1,885	16,734	270	—	1,885	17,004	18,889	9,547	7/25/1994	1992
2610 Barracks Road	Charlottesville	VA	—	2,976	26,422	431	—	2,976	26,853	29,829	15,132	6/17/1994	1991
491 Crestwood Drive (5)	Charlottesville	VA	9,581	641	7,633	1,659	—	641	9,292	9,933	2,918	11/19/2004	1998
1005 Elysian Place	Chesapeake	VA	—	2,370	23,705	348	—	2,370	24,053	26,423	3,612	6/20/2011	2006
2856 Forehand Drive	Chesapeake	VA	—	160	1,498	907	—	160	2,405	2,565	893	5/30/2003	1987
4027 Martinsburg Pike	Clear Brook	VA	—	3,775	21,768	—	—	3,775	21,768	25,543	1,043	1/29/2015	2013

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
4001 Fair Ridge Drive	Fairfax	VA	—	2,500	7,147	784	—	2,638	7,793	10,431	1,569	12/22/2008	1990
20 HeartFields Lane (5)	Fredericksburg	VA	10,046	287	8,480	1,272	—	287	9,752	10,039	3,862	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	—	1,103	13,126	1,657	—	1,103	14,783	15,886	4,962	11/19/2004	1996
655 Denbigh Boulevard (5)	Newport News	VA	7,664	581	6,921	435	—	581	7,356	7,937	2,488	11/19/2004	1998
6161 Kempsville Rd	Norfolk	VA	—	1,530	9,531	581	—	1,530	10,112	11,642	2,061	12/22/2008	1999
6311 Granby Street	Norfolk	VA	—	1,920	16,538	35	—	1,920	16,573	18,493	2,568	6/20/2011	2005
885 Kempsville Rd	Norfolk	VA	—	1,780	8,354	1,165	—	1,780	9,519	11,299	2,034	5/20/2009	1981
531 Wythe Creek Road	Poquoson	VA	—	220	2,041	839	—	220	2,880	3,100	1,043	5/30/2003	1987
3000 Skipwith Road	Richmond	VA	—	732	8,717	730	—	732	9,447	10,179	3,165	11/19/2004	1999
9900 Independence Park Drive (5)	Richmond	VA	8,882	326	3,166	225	—	326	3,391	3,717	408	11/22/2011	2005
9930 Independence Park Drive (5)	Richmond	VA	—	604	5,432	—	—	604	5,432	6,036	690	11/22/2011	2005
5620 Wesleyan Drive	Virginia Beach	VA	—	893	7,926	1,451	—	893	9,377	10,270	4,811	5/16/1994	1990
4132 Longhill Road	Williamsburg	VA	—	270	2,468	1,144	—	270	3,612	3,882	1,243	5/30/2003	1987
440 McLaws Circle	Williamsburg	VA	—	1,466	17,340	—	—	1,466	17,340	18,806	281	6/29/2016	1998
21717 30th Drive SE	Bothell	WA	—	3,012	12,582	—	—	3,012	12,582	15,594	1,232	2/14/2013	1998
21823 30th Drive SE	Bothell	WA	—	2,627	12,657	—	—	2,627	12,657	15,284	1,239	2/14/2013	2000
10330 4th Avenue W	Everett	WA	—	813	6,844	—	—	813	6,844	7,657	306	5/1/2015	1997
516 Kenosia Avenue South	Kent	WA	—	1,300	8,458	2,113	—	1,310	10,561	11,871	1,180	7/31/2012	1971
204 N. First Street	La Conner	WA	—	321	12,368	—	—	321	12,368	12,689	545	5/1/2015	1998
2956 152nd Ave NE	Redmond	WA	—	5,120	16,683	2,075	—	5,135	18,743	23,878	1,976	1/9/2013	1990 / 2005
555 16th Avenue	Seattle	WA	—	256	4,869	67	—	256	4,936	5,192	3,070	11/1/1993	1964
18740 W. Bluemound Rd.	Brookfield	WI	—	832	3,849	4,213	—	832	8,062	8,894	4,153	12/28/1990	1964 / 1995
3003 West Good Hope Road	Glendale	WI	—	1,500	33,747	—	—	1,500	33,747	35,247	6,117	9/30/2009	1963 / 2003
7007 North Range Line Road	Glendale	WI	—	250	3,797	—	—	250	3,797	4,047	688	9/30/2009	1964 / 2000
215 Washington Street	Grafton	WI	—	500	10,058	—	—	500	10,058	10,558	1,823	9/30/2009	2009
N168W22022 Main Street	Jackson	WI	—	188	5,962	181	—	192	6,139	6,331	347	12/1/2014	2005

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2016
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction / Renovated Date
8351 Sheridan Rd	Kenosha	WI	—	750	7,669	148	—	750	7,817	8,567	1,755	1/1/2008	2000
5601 Burke Rd	Madison	WI	—	700	7,461	63	—	712	7,512	8,224	1,683	1/1/2008	2000
7707 N. Brookline Drive	Madison	WI	—	2,615	35,545	362	—	2,625	35,897	38,522	1,952	12/1/2014	1999 / 2004 / 2011
10803 N. Port Washington Rd (5)	Mequon	WI	4,081	800	8,388	396	—	800	8,784	9,584	2,017	1/1/2008	1999
701 East Puetz Rd	Oak Creek	WI	—	650	18,396	335	—	650	18,731	19,381	4,242	1/1/2008	2001
W231 N1440 Corporate Court	Pewaukee	WI	—	3,900	41,140	—	—	3,900	41,140	45,040	7,457	9/30/2009	1994
8438 & 8400 Washington Avenue	Racine	WI	—	1,150	22,436	—	—	1,150	22,436	23,586	4,067	9/30/2009	1986
1221 North 26th Street	Sheboygan	WI	—	300	975	—	—	300	975	1,275	177	9/30/2009	1987
1222 North 23rd Street	Sheboygan	WI	—	120	4,014	—	—	120	4,014	4,134	728	9/30/2009	1987
2414 Kohler Memorial Drive	Sheboygan	WI	—	1,400	35,168	—	—	1,400	35,168	36,568	6,374	9/30/2009	1986
1125 N Edge Trail	Verona	WI	—	1,365	9,581	1,111	—	1,365	10,692	12,057	981	11/1/2013	2001 / 2008
1451 Cleveland Avenue	Waukesha	WI	—	68	3,452	3,155	—	68	6,607	6,675	4,030	12/28/1990	1958 / 1995
3289 North Mayfair Road	Wauwatosa	WI	—	2,300	6,245	—	—	2,300	6,245	8,545	1,132	9/30/2009	1964 / 2000
5301 W. Lincoln Ave	West Allis	WI	—	1,600	20,377	7,404	—	1,600	27,781	29,381	5,326	1/1/2008	2001
503 South 18th Street	Laramie	WY	—	191	3,632	878	—	191	4,510	4,701	2,808	12/30/1993	1964 / 1986
1901 Howell Ave.	Worland	WY	—	132	2,508	1,321	—	137	3,824	3,961	2,221	12/30/1993	1970 / 1996
	Total		$1,121,273	$797,712	$6,302,212	$645,600	$(15,001)	$803,773	$6,926,750	$7,730,523	$1,328,011

(1)	Represents mortgage debts and capital leases, excluding the unamortized balance of fair value adjustments totaling approximately $3.6 million.

(2)	Aggregate cost for federal income tax purposes is approximately $8.0 billion.

(3)	We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.

(4)	For assets transferred to us upon our spin off from Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, indicates the dates acquired by EQC.

(5)	These properties are collateral for our $1.1 billion of mortgage debts.

(6)	These properties are subject to our $11.5 million of capital leases.

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(dollars are in thousands)
Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance as at December 31, 2013	$5,247,374	$830,448
Additions	974,986	142,757
Disposals	—	—
Impairment	—	—
Balance as at December 31, 2014	6,222,360	973,205
Additions	1,234,580	174,335
Disposals	—	—
Impairment	—	—
Balance as at December 31, 2015	7,456,940	1,147,540
Additions	317,392	188,445
Disposals	(43,809)	(7,974)
Impairment	—	—
Balance as at December 31, 2016	$7,730,523	$1,328,011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty President and Chief Operating Officer
Dated: February 27, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Hegarty	President and Chief Operating Officer	February 27, 2017
David J. Hegarty

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 27, 2017
Richard W. Siedel, Jr.

/s/ John L. Harrington	Independent Trustee	February 27, 2017
John L. Harrington

/s/ Lisa Harris Jones	Independent Trustee	February 27, 2017
Lisa Harris Jones

/s/ Adam D. Portnoy	Managing Trustee	February 27, 2017
Adam D. Portnoy

/s/ Barry M. Portnoy	Managing Trustee	February 27, 2017
Barry M. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 27, 2017
Jeffrey P. Somers