Form 10-Q
period 2017-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2017-05-05
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☒	Accelerated filer ☐

Non—accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares outstanding as of May 4, 2017: 237,544,479

SENIOR HOUSING PROPERTIES TRUST
FORM 10-Q

March 31, 2017

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$805,827	$803,773
Buildings and improvements	6,961,929	6,926,750
	7,767,756	7,730,523
Accumulated depreciation	(1,376,898)	(1,328,011)
	6,390,858	6,402,512

Cash and cash equivalents	32,272	31,749
Restricted cash	3,126	3,829
Acquired real estate leases and other intangible assets, net	496,620	514,446
Other assets, net	297,328	275,218
Total assets	$7,220,204	$7,227,754

LIABILITIES AND EQUITY
Unsecured revolving credit facility	$97,000	$327,000
Unsecured term loans, net	547,246	547,058
Senior unsecured notes, net	1,723,484	1,722,758
Secured debt and capital leases, net	1,114,796	1,117,649
Accrued interest	33,522	18,471
Assumed real estate lease obligations, net	103,521	106,038
Other liabilities	181,611	189,375
Total liabilities	3,801,180	4,028,349

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,544,479 shares issued and outstanding at March 31, 2017 and December 31, 2016	2,375	2,375
Additional paid in capital	4,607,410	4,533,456
Cumulative net income	1,651,040	1,618,885
Cumulative other comprehensive income	58,716	34,549
Cumulative distributions	(3,082,502)	(2,989,860)
Total equity attributable to common shareholders	3,237,039	3,199,405
Noncontrolling interest:
Total equity attributable to noncontrolling interest	181,985	—
Total equity	3,419,024	3,199,405
Total liabilities and equity	$7,220,204	$7,227,754
 See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental income	$166,443	$161,421
Residents fees and services	98,118	96,954
Total revenues	264,561	258,375

Expenses:
Property operating expenses	101,057	97,949
Depreciation and amortization	73,175	71,223
General and administrative	15,083	10,863
Acquisition and certain other transaction related costs	292	439
Impairment of assets	—	7,390
Total expenses	189,607	187,864

Operating income	74,954	70,511

Dividend income	659	—
Interest and other income	120	64
Interest expense	(43,488)	(39,280)
Loss on early extinguishment of debt	—	(6)
Income from continuing operations before income tax expense and equity in earnings of an investee	32,245	31,289
Income tax expense	(92)	(94)
Equity in earnings of an investee	128	77
Net income	32,281	31,272
Net income attributable to noncontrolling interest	(126)	—
Net income attributable to common shareholders	$32,155	$31,272

Other comprehensive income:
Unrealized gain on investments in available for sale securities	24,045	24,187
Equity in unrealized gain of an investee	122	52
Other comprehensive income	24,167	24,239
Comprehensive income	56,448	55,511
Comprehensive income attributable to noncontrolling interest	(126)	—
Comprehensive income attributable to common shareholders	$56,322	$55,511

Weighted average common shares outstanding (basic)	237,391	237,315
Weighted average common shares outstanding (diluted)	237,416	237,329

Per common share amounts (basic and diluted):
Net income attributable to common shareholders	$0.14	$0.13

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$32,281	$31,272
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	73,175	71,223
Amortization of debt issuance costs and debt discounts and premiums	1,459	1,356
Straight line rental income	(3,429)	(4,561)
Amortization of acquired real estate leases and other intangible assets	(1,291)	(1,254)
Loss on early extinguishment of debt	—	6
Impairment of assets	—	7,390
Other non-cash adjustments	(943)	(985)
Equity in earnings of an investee	(128)	(77)
Change in assets and liabilities:
Restricted cash	703	(698)
Other assets	3,901	664
Accrued interest	15,051	16,654
Other liabilities	(6,001)	1,821
Net cash provided by operating activities	114,778	122,811

Cash flows from investing activities:
Real estate acquisitions and deposits	(14,326)	(23,651)
Real estate improvements	(30,171)	(23,173)
Proceeds from sale of properties	—	644
Net cash used for investing activities	(44,497)	(46,180)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	250,000
Proceeds from borrowings on revolving credit facility	94,000	98,000
Repayments of borrowings on revolving credit facility	(324,000)	(312,000)
Repayment of other debt	(2,929)	(9,957)
Payment of debt issuance costs	—	(8,517)
Proceeds from noncontrolling interest, net	255,813	—
Distributions to shareholders	(92,642)	(92,614)
Net cash used for financing activities	(69,758)	(75,088)

Increase in cash and cash equivalents	523	1,543
Cash and cash equivalents at beginning of period	31,749	37,656
Cash and cash equivalents at end of period	$32,272	$39,199

Supplemental cash flows information:
Interest paid	$26,978	$21,269

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016, or our Annual Report.

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

In March 2017, we entered into a joint venture with a sovereign institutional investor for one of our properties leased to medical providers, medical related business, clinics and biotech laboratory tenants, or a MOB (two buildings), located in Boston, Massachusetts. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,123,030 as of March 31, 2017 and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $718,931 as of March 31, 2017 and consist primarily of the mortgage debts on the property. The sovereign institutional investor's interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Note 7 for further information about this joint venture.

Note 2.  Recent Accounting Pronouncements

On January 1, 2017, we adopted FASB Accounting Standards Update, or ASU, No. 2017-01, Clarifying the Definition of a Business. This update provides additional guidance on evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or of a business. This update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs. As a result of the implementation of this update, certain property acquisitions, which under previous guidance were accounted for as business combinations, are now accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under previous guidance.

On January 1, 2017, we adopted FASB ASU No. 2016-09, Compensation - Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The adoption of ASU No. 2016-09 did not have a material impact in our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, including leases with residents at properties leased to our taxable REIT subsidiaries, or TRSs, which is specifically excluded from ASU No. 2014-09. We are continuing to evaluate ASU No. 2014-09 (and related clarifying guidance issued by the FASB); however, we do

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

not expect its adoption to have a significant impact on the timing of our revenue recognition in our condensed consolidated financial statements. We currently expect to adopt the standard using the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. ASU No. 2016-01 states that these changes will be recorded through earnings. We are continuing to evaluate this guidance, but the implementation of this guidance will affect how changes in the fair value of available for sale securities we hold are presented in our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-15 will have in our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents. Companies will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-18 will have in our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At March 31, 2017, we owned 434 properties (460 buildings) located in 42 states and Washington, D.C.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Acquisitions:

MOBs:

In January 2017, we acquired one MOB (one building) located in Kansas with approximately 117,000 square feet for a purchase price of approximately $15,106, including closing costs of $35. We funded this asset acquisition using cash on hand and borrowings under our revolving credit facility. The allocation of the purchase price for this acquisition is as follows:

Date	Location	Number of Properties	Number of Buildings	Square Feet (000’s)	Cash Paid plus Assumed Debt (1)	Land	Building and Improvements	Acquired Real Estate Leases (2)	Acquired Real Estate Lease Obligations (2)	Assumed Debt	Premium on Assumed Debt
Jan-17	Kansas	1	1	117	$15,106	$1,522	$7,246	$6,338	$—	$—	$—

(1)	Amount includes the cash we paid and various closing settlement adjustments, as well as closing costs.

(2)	The weighted average amortization periods for acquired real estate leases at the time of this acquisition was 10.3 years.

Impairment:

We periodically evaluate our assets for impairments. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected asset by comparing it to the expected future undiscounted net cash flows to be generated from that asset. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value. We did not record any impairment charges during the three months ended March 31, 2017.

Note 4.  Investments in Available for Sale Securities

At March 31, 2017, we owned 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc. We classify these shares as available for sale securities and carry them at fair value in other assets in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders’ equity. Our historical cost basis for these shares is $69,826. At March 31, 2017, our investment in RMR Inc. had a fair value of $130,552, resulting in a cumulative unrealized gain of $60,726 based on RMR Inc.’s quoted share price at March 31, 2017 ($49.50 per share).

At March 31, 2017, we owned 4,235,000 common shares of Five Star Senior Living Inc., or Five Star. We classify these shares as available for sale securities and carry them at fair value in other assets in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders’ equity. Our adjusted cost basis for these shares is $11,435. At March 31, 2017, our investment in Five Star had a fair value of $9,105, resulting in a cumulative unrealized loss of $2,330 based on Five Star’s quoted share price at March 31, 2017 ($2.15 per share). We evaluated the decline in the fair value of the Five Star shares and determined that based on the severity and duration of the decline, and our ability and intent to hold these shares for a reasonable period of time sufficient for a recovery of fair value, we do not consider this investment to be other-than-temporarily impaired at March 31, 2017.

See Notes 6 and 12 below for further information regarding our investments in available for sale securities.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5.  Indebtedness

Our principal debt obligations at March 31, 2017 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (f) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount term loan due 2020; (4) our $200,000 principal amount term loan due 2022; and (5) $1,107,067 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 43 of our properties (45 buildings) with maturity dates between 2017 and 2043.  The 43 mortgaged properties (45 buildings) had a carrying value (before accumulated depreciation) of $1,621,656 at March 31, 2017.  We also had two properties subject to capital leases with lease obligations totaling $11,278 at March 31, 2017; these two properties had a carrying value (before accumulated depreciation) of $36,125 at March 31, 2017, and the capital leases expire in 2026.

In April 2017, we prepaid, at a premium to par of $5,449 plus accrued interest, a mortgage note secured by 17 of our properties with an outstanding principal balance of approximately $277,837, a maturity date in September 2019 and an annual interest rate of 6.71%. In May 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $10,579, a maturity date in August 2017 and an annual interest rate of 6.15%. In May 2017, we gave notice of our intention to prepay, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $8,807, a maturity date in August 2037 and an annual interest rate of 5.95%; we expect to make this prepayment in June 2017.

We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date by an additional year to January 15, 2019. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  Our revolving credit facility requires annual interest to be paid on borrowings at LIBOR plus a premium, which was 130 basis points as of March 31, 2017, plus a facility fee of 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of March 31, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.2%. The weighted average annual interest rates for borrowings under our revolving credit facility were 2.1% and 1.7% for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had $97,000 outstanding and $903,000 available for borrowing, and as of May 4, 2017, we had $384,000 outstanding and $616,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $2,364 and $3,682 for the three months ended March 31, 2017 and 2016, respectively. Our revolving credit facility includes an accordion feature pursuant to which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances.

We have a $200,000 term loan, which we borrowed in 2015. This term loan matures in September 2022 and is prepayable without penalty beginning September 29, 2017. This term loan requires annual interest to be paid at LIBOR plus a premium of 180 basis points that is subject to adjustment based upon changes to our credit ratings. At March 31, 2017, the annual interest rate payable for amounts outstanding under this term loan was 2.8%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.6% and 2.3% for the three months ended March 31, 2017 and 2016, respectively. We incurred interest expense and other associated costs related to this term loan of $1,299 and $1,127 for the three months ended March 31, 2017 and 2016, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.

We also have a $350,000 term loan, which we borrowed in 2014. This term loan matures in January 2020 and is prepayable without penalty at any time.  This term loan requires annual interest to be paid at LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. At March 31, 2017, the annual interest rate payable on amounts outstanding under this term loan was 2.2%.  The weighted average annual interest rate for amounts outstanding under this term loan was 2.2% and 1.9% for the three months ended March 31, 2017 and 2016, respectively. We incurred interest expense and other associated costs related to this term loan of $1,916 and $1,614 for the three months ended March 31, 2017 and 2016, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at March 31, 2017.

Note 6.  Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at March 31, 2017, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

				Significant
	Total as of	Quoted Prices in Active	Significant Other	Unobservable
	March 31,	Markets for Identical	Observable Inputs	Inputs
Description	2017	Assets (Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investments in available for sale securities (1)	$139,657	$139,657	$—	$—

(1)
Our investments in available for sale securities include our 2,637,408 shares of RMR Inc. class A common stock and our 4,235,000 Five Star common shares. The fair values of these shares are based upon quoted prices at March 31, 2017 in active markets (Level 1 inputs). See Note 4 for further information on our investments in available for sale securities.

In addition to the assets described in the table above, our financial instruments at March 31, 2017 and December 31, 2016 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of March 31, 2017		As of December 31, 2016
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$1,723,484	$1,806,912	$1,722,758	$1,755,715
Secured debt (2)	1,103,518	1,101,363	1,106,183	1,090,515
	$2,827,002	$2,908,275	$2,828,941	$2,846,230

(1)	Includes unamortized debt issuance costs, premiums and discounts.

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

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The NASDAQ Stock Market LLC (a Level 1 input) as of March 31, 2017. We estimated the fair values of our four issuances of senior unsecured notes due 2019, 2020, 2021 and 2024 using an average of the bid and ask price on or about March 31, 2017 (Level 2 inputs as defined in the fair value hierarchy under GAAP).  We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Noncontrolling Interest

In March 2017, we entered into a joint venture with a sovereign institutional investor for one of our MOBs (two buildings) located in Boston, Massachusetts. The investor contributed approximately $260,891 for a 45% equity interest in the joint venture, and we retained the remaining 55% equity interest in the joint venture. Net proceeds from this transaction were approximately $255,813, after transaction costs. We continue to effectively control this property and therefore continue to account for this property on a consolidated basis in our condensed consolidated financial statements under the VIE model.

This transaction was considered a partial sale of real estate that did not result in profit recognition under the full accrual method due to our continuing involvement in the entity. We recognized a noncontrolling interest in our condensed consolidated balance sheets of approximately $181,859, which is equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was approximately $73,954, has been reflected as an increase in additional paid in capital in our condensed consolidated balance sheets. The portion of the joint venture's net income and comprehensive income not attributable to us, or $126 at March 31, 2017, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. As of March 31, 2017, this joint venture held real estate assets with an aggregate net book value of $1,009,214, subject to mortgage debts of $620,000.

In assessing whether we have a controlling interest in this joint venture arrangement and the requirement to consolidate the accounts of the joint venture entity, we considered the members' rights to residual gains and obligation to absorb losses, which activities most significantly impact the economic performance of the entity and which member has the power to direct those activities.

Note 8.  Shareholders’ Equity

Distributions:

On February 21, 2017, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,642, that was declared on January 13, 2017 and was payable to shareholders of record on January 23, 2017. On April 11, 2017, we declared a regular quarterly distribution payable to common shareholders of record on April 21, 2017 of $0.39 per share, or approximately $92,642. We expect to pay this distribution on or about May 18, 2017.

Note 9.  Segment Reporting

As of March 31, 2017, we have four operating segments, of which three are separate reporting segments. We aggregate our triple net leased senior living communities, our managed senior living communities and our MOBs into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents. The third reporting segment includes MOBs. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which we do not consider to be sufficiently material to constitute a separate reporting segment.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2017
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$67,252	$—	$94,646	$4,545	$166,443
Residents fees and services	—	98,118	—	—	98,118
Total revenues	67,252	98,118	94,646	4,545	264,561

Expenses:
Property operating expenses	—	73,880	27,177	—	101,057
Depreciation and amortization	20,334	20,215	31,678	948	73,175
General and administrative	—	—	—	15,083	15,083
Acquisition and certain other transaction related costs	—	—	—	292	292
Total expenses	20,334	94,095	58,855	16,323	189,607

Operating income (loss)	46,918	4,023	35,791	(11,778)	74,954

Dividend income	—	—	—	659	659
Interest and other income	—	—	—	120	120
Interest expense	(5,339)	(1,176)	(6,321)	(30,652)	(43,488)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	41,579	2,847	29,470	(41,651)	32,245
Income tax expense	—	—	—	(92)	(92)
Equity in earnings of an investee	—	—	—	128	128
Net income (loss)	$41,579	$2,847	$29,470	$(41,615)	32,281
Net income attributable to noncontrolling interest	—	—	(126)	—	(126)
Net income attributable to common shareholders	$41,579	$2,847	$29,344	$(41,615)	$32,155

	As of March 31, 2017
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Total assets	$2,279,923	$1,245,955	$3,323,735	$370,591	$7,220,204

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2016
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$65,308	$—	$91,582	$4,531	$161,421
Residents fees and services	—	96,954	—	—	96,954
Total revenues	65,308	96,954	91,582	4,531	258,375

Expenses:
Property operating expenses	363	72,178	25,408	—	97,949
Depreciation and amortization	19,401	20,018	30,856	948	71,223
General and administrative	—	—	—	10,863	10,863
Acquisition and certain other transaction related costs	—	—	—	439	439
Impairment of assets	4,391	—	2,999	—	7,390
Total expenses	24,155	92,196	59,263	12,250	187,864

Operating income (loss)	41,153	4,758	32,319	(7,719)	70,511

Interest and other income	—	—	—	64	64
Interest expense	(6,382)	(2,564)	(953)	(29,381)	(39,280)
Loss on early extinguishment of debt	—	(6)	—	—	(6)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	34,771	2,188	31,366	(37,036)	31,289
Income tax expense	—	—	—	(94)	(94)
Equity in earnings of an investee	—	—	—	77	77
Net income (loss)	$34,771	$2,188	$31,366	$(37,053)	$31,272

	As of December 31, 2016
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Total assets	$2,289,045	$1,260,032	$3,333,141	$345,536	$7,227,754

Note 10. Leases and Management Agreements with Five Star
Our Senior Living Communities Leased by Five Star. We are Five Star’s largest landlord and Five Star is our largest tenant. As of March 31, 2017 and 2016, we leased 185 and 177 senior living communities to Five Star, respectively. We lease senior living communities to Five Star pursuant to five leases with Five Star. We recognized total rental income from Five Star of $50,985, and $48,108 for the three months ended March 31, 2017 and 2016, respectively. These amounts exclude percentage rent payments we received from Five Star of $1,445 and $1,473 for the three months ended March 31, 2017 and 2016, respectively. We determine actual percentage rent due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met. As of March 31, 2017 and December 31, 2016, we had rents receivable from Five Star of $16,987 and $18,320, respectively, which amounts are included in other assets in our condensed consolidated balance sheets.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Pursuant to the terms of our leases with Five Star, for the three months ended March 31, 2017 and 2016, we funded $8,082 and $5,755, respectively, of improvements to communities leased to Five Star. As a result, the annual rent payable to us by Five Star increased by approximately $648 and $462 for the three months ended March 31, 2017 and 2016, respectively.

In June 2016, we entered into an agreement with Five Star pursuant to which, on June 29, 2016, we purchased seven senior living communities from Five Star for an aggregate purchase price of $112,350, and we simultaneously leased these communities back to Five Star under a new long term lease agreement.

Rental income from Five Star represented 19.3% of our total revenues for the three months ended March 31, 2017, and the properties Five Star leases from us represented 29.6% of our real estate investments, at cost, as of March 31, 2017.

Our Senior Living Communities Managed by Five Star. Five Star managed 68 and 60 senior living communities for our account as of March 31, 2017 and 2016, respectively. We lease our senior living communities that are managed by Five Star and include assisted living units or SNF beds to our TRSs and Five Star manages these communities pursuant to long term management agreements. We incurred management fees payable to Five Star of $3,299 and $2,804 for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income.
Simultaneously with the June 2016 sale and leaseback transaction, we and Five Star terminated three of our four then existing pooling agreements and entered into 10 new pooling agreements that combine our management agreements with Five Star for senior living communities that include assisted living units. Pursuant to these management agreements and the new pooling agreements, Five Star receives management fees equal to either 3% or 5% of the gross revenues realized at the applicable communities, reimbursement for its direct costs and expenses related to such communities, annual incentive fees if certain operating results at those communities are achieved and fees for its supervision of capital expenditure projects at those communities equal to 3% of amounts funded by us.
Under the new pooling agreements, the calculations of Five Star's fees and of our annual minimum return related to management agreements that include assisted living units that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements. However, for certain communities, the new pooling agreements reduced our annual minimum return, and also, with respect to 10 communities, reset the annual minimum returns we receive before Five Star is paid incentive fees to specified amounts. For those management agreements that include assisted living units that became effective from and after May 2015, the new pooling agreements increased the management fees Five Star receives from 3% to 5% of the gross revenues realized at the applicable communities, and changed the potential annual incentive fees from 35% to 20% of the annual net operating income of the applicable communities remaining after we realize our requisite annual minimum returns.

Note 11. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our MOBs. We also have a subsidiary level management agreement with RMR LLC related to one of our MOBs located in Boston, which we entered in connection with the joint venture arrangement for that MOB. Under that agreement, our subsidiary pays RMR LLC certain business management fees directly, which fees are credited against the business management fees payable by us to RMR LLC.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $12,781 and $8,347 for the three months ended March 31, 2017 and 2016, respectively. The business management fees for the three months ended March 31, 2017 include $62 of management fees related to our subsidiary level management agreement with RMR LLC entered into in connection with our joint venture arrangement, as well as $3,266 of estimated 2017 incentive fees based on our common share total return as of March 31, 2017. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of incentive fees payable to RMR LLC for 2017, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2017, and will be payable in 2018. The net business management fees we recognized for the 2017 and 2016 periods are included in general and administrative expenses in our consolidated statements of comprehensive income.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,590 and $2,546 for the three months ended March 31, 2017 and 2016, respectively, which amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $2,379 and $2,128 for property management related expenses for the three months ended March 31, 2017 and 2016, respectively, which amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC's costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $67 for both the three months ended March 31, 2017 and 2016, which amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income for these periods.

Note 12. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc., Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
Five Star.  We are currently one of Five Star’s largest stockholders. As of March 31, 2017, we owned 4,235,000 of Five Star’s common shares, or approximately 8.5% of Five Star’s outstanding common shares.  Five Star is our largest tenant and the manager of our managed senior living communities. As of March 31, 2017, our Managing Trustees, the controlling shareholders of RMR LLC's parent, beneficially owned, directly and indirectly, 36.7% of Five Star's outstanding common shares. RMR LLC provides management services to both us and Five Star. See Note 10 for further information regarding our relationships, agreements and transactions with Five Star and Note 4 for further information regarding our investment in Five Star.
Our Manager, RMR LLC. See Note 11 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. As of March 31, 2017, we owned 2,637,408 shares of class A common stock of RMR Inc.  See Note 4 for further information regarding our investment in RMR Inc.
AIC. We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. As of March 31, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,366 and $7,116, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned by AIC related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

Note 13.  Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT.  During the three months ended March 31, 2017 and 2016, we recognized income tax expense of $92 and $94, respectively.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 14. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average common shares for basic earnings per share	237,391	237,315
Effect of dilutive securities: unvested share awards	25	14
Weighted average common shares for diluted earnings per share	237,416	237,329

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report. We are a REIT organized under Maryland law. At March 31, 2017, we owned 434 properties (460 buildings) located in 42 states and Washington, D.C.  At March 31, 2017, the undepreciated carrying value of our properties was $7.8 billion. For the three months ended March 31, 2017, 97% of our net operating income, or NOI, came from properties where a majority of the revenues are paid from our residents’ and tenants’ private resources.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands, except investment per unit / bed or square foot data):

		Number of				Investment per		% of
	Number of	Units/Beds or		Investment	% of Total	Unit / Bed or	Q1 2017	Q1 2017
(As of March 31, 2017)	Properties	Square Feet		Carrying Value (1)	Investment	Square Foot (2)	NOI (3)	NOI (3)
Facility Type
Independent living (4)	68	16,452		$2,298,962	29.6%	$139,738	$46,754	28.5%
Assisted living (4)	197	14,435		2,007,693	25.8%	$139,085	40,503	24.8%
Skilled nursing facilities (4)	39	4,131		183,330	2.4%	$44,379	4,233	2.6%
Subtotal senior living communities	304	35,018		4,489,985	57.8%	$128,219	91,490	55.9%
MOBs (5)	120	11,552,323	sq. ft.	3,097,754	39.9%	$268	67,469	41.3%
Wellness centers	10	812,000	sq. ft.	180,017	2.3%	$222	4,545	2.8%
Total	434			$7,767,756	100.0%		$163,504	100.0%

Tenant / Operator / Managed Properties

Five Star	185	20,187		$2,301,253	29.6%	$113,997	$50,985	31.2%
Sunrise / Marriott (6)	4	1,619		126,326	1.6%	$78,027	3,142	1.9%
Brookdale	18	894		68,673	0.9%	$76,815	1,801	1.1%
11 private senior living companies (combined)	29	3,520		508,448	6.5%	$144,445	11,324	6.9%
Subtotal triple net leased senior living communities	236	26,220		3,004,700	38.6%	$114,596	67,252	41.1%
Managed senior living communities (7)	68	8,798		1,485,285	19.2%	$168,821	24,238	14.8%
Subtotal senior living communities	304	35,018		4,489,985	57.8%	$128,219	91,490	55.9%
MOBs (5)	120	11,552,323	sq. ft.	3,097,754	39.9%	$268	67,469	41.3%
Wellness centers	10	812,000	sq. ft.	180,017	2.3%	$222	4,545	2.8%
Total	434			$7,767,756	100.0%		$163,504	100.0%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage		Occupancy
	2017	2016	2017	2016
Five Star	1.19x	1.23x	83.6%	84.5%
Sunrise / Marriott (6)	2.05x	1.94x	91.8%	90.6%
Brookdale	2.59x	2.81x	84.5%	89.3%
11 private senior living companies (combined)	1.28x	1.35x	90.1%	87.6%
Subtotal triple net leased senior living communities	1.30x	1.34x	85.0%	85.4%
Managed senior living communities (7)	NA	NA	87.2%	88.1%
Subtotal senior living communities	1.30x	1.34x	85.5%	86.1%
MOBs (5)	NA	NA	96.4%	95.8%
Wellness centers	1.91x	1.91x	100.0%	100.0%
Total	1.33x	1.38x

(1)	Amounts are at cost before depreciation, but after impairment write downs, if any.

(2)	Represents investment carrying value divided by the number of living units, beds or rentable square feet at March 31, 2017, as applicable.

(3)	NOI is defined and calculated by reportable segment. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

(4)	Senior living communities are categorized by the type of living units or beds which constitute a majority of the living units or beds at the community.

(5)
These 120 MOB properties are comprised of 146 buildings.  Our MOB leases include some triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible for the operation and maintenance of the properties, and we charge tenants for some or all of the property operating costs.  A small percentage of our MOB leases are so-called "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(6)	Marriott International, Inc. guarantees the lessee’s obligations under these leases.

(7)	These senior living communities are managed by Five Star. The occupancy for the 12 month period ended, or, if shorter, from the date of acquisitions through, March 31, 2017 was 86.6%.

(8)
Operating data for MOBs are presented as of March 31, 2017 and 2016 and includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended December 31, 2016 and 2015, or the most recent prior period for which tenant operating results are made available to us. Rent coverage is calculated as operating cash flows from our tenants’ facility operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, as well as data for properties sold during the periods presented.

The following tables set forth information regarding our lease expirations as of March 31, 2017 (dollars in thousands):

					Percent of	Cumulative
	Annualized Rental Income(1) (2)				Total	Percentage of
	Triple Net Leased				Annualized	Annualized
	Senior Living		Wellness		Rental Income	Rental Income
Year	Communities	MOBs	Centers	Total	Expiring (2)	Expiring (2)
2017	$—	$25,785	$—	$25,785	3.9%	3.9%
2018	—	24,867	—	24,867	3.7%	7.6%
2019	590	39,991	—	40,581	6.1%	13.7%
2020	—	31,751	—	31,751	4.8%	18.5%
2021	1,424	17,095	—	18,519	2.8%	21.3%
2022	—	17,616	—	17,616	2.6%	23.9%
2023	28,234	11,842	7,546	47,622	7.1%	31.0%
2024	68,801	38,166	—	106,967	16.0%	47.0%
2025	—	12,735	—	12,735	1.9%	48.9%
Thereafter	180,428	149,346	10,550	340,324	51.1%	100.0%
Total	$279,477	$369,194	$18,096	$666,767	100.0%

Average remaining lease term for triple net leased senior living communities, MOBs and wellness center properties (weighted by annualized rental income):  8.5 years (2)

(1)
Annualized rental income is rents pursuant to existing leases as of March 31, 2017, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Rental income amounts also include 100% of rental income as reported under GAAP from a property owned by a joint venture in which we own 55%.

(2)
Excludes rent received from our managed senior living communities leased to our taxable REIT subsidiaries, or TRSs.  If the NOI from our TRSs (three months ended March 31, 2017, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2017 — 3.4%; 2018 — 3.3%; 2019 — 5.3%; 2020 — 4.2%; 2021 — 2.4%; 2022 — 2.3%; 2023 — 6.2%; 2024 — 14.0%; 2025 —  1.7%; and thereafter — 57.2%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included in the foregoing table, the average remaining lease term for all properties (weighted by annualized rental income) would be 9.3 years.

					Percent of	Cumulative
					Total	Percentage of
	Number of Tenants (1)				Number of	Number of
	Senior Living		Wellness		Tenancies	Tenancies
Year	Communities	MOBs	Centers	Total	Expiring (1)	Expiring (1)
2017	—	117	—	117	17.3%	17.3%
2018	—	97	—	97	14.3%	31.6%
2019	1	89	—	90	13.3%	44.9%
2020	—	84	—	84	12.4%	57.3%
2021	1	68	—	69	10.2%	67.5%
2022	—	60	—	60	8.9%	76.4%
2023	2	27	1	30	4.4%	80.8%
2024	3	30	—	33	4.9%	85.7%
2025	—	25	—	25	3.7%	89.4%
Thereafter	11	60	1	72	10.6%	100.0%
Total	18	657	2	677	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs.

	Number of Living Units / Beds or Square Feet with Leases Expiring
	Living Units / Beds (1)			Square Feet (2)
	Triple Net		Cumulative
	Leased Senior	Percent of	Percentage of		Wellness		Percent of	Cumulative
	Living	Total Living	Living Units /		Centers		Total	Percent of
	Communities	Units / Beds	Beds	MOBs	(Square	Total Square	Square Feet	Total Square
Year	(Units / Beds)	Expiring	Expiring	(Square Feet)	Feet)	Feet	Expiring	Feet Expiring
2017	—	—%	—%	842,780	—	842,780	7.1%	7.1%
2018	—	—%	—%	829,409	—	829,409	6.9%	14.0%
2019	175	0.7%	0.7%	1,273,365	—	1,273,365	10.7%	24.7%
2020	—	—%	0.7%	1,441,246	—	1,441,246	12.1%	36.8%
2021	361	1.4%	2.1%	488,859	—	488,859	4.1%	40.9%
2022	—	—%	2.1%	709,410	—	709,410	5.9%	46.8%
2023	2,263	8.6%	10.7%	786,809	354,000	1,140,809	9.6%	56.4%
2024	6,561	25.0%	35.7%	1,444,844	—	1,444,844	12.1%	68.5%
2025	—	—%	35.7%	535,419	—	535,419	4.5%	73.0%
Thereafter	16,860	64.3%	100.0%	2,778,792	458,000	3,236,792	27.0%	100.0%
Total	26,220	100.0%		11,130,933	812,000	11,942,933	100.0%

(1)
Excludes 8,798 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units / beds expiring in each of the following years would be: 2017 — 0.0%; 2018 — 0.0%; 2019 — 0.5%; 2020 — 0.0%; 2021 — 1.0%; 2022 — 0.0%; 2023 — 6.5%; 2024 — 18.7%; 2025 — 0.0%; and thereafter — 73.3%.

(2)	Includes 100% of square feet from a property owned by a joint venture in which we own 55%.

During the three months ended March 31, 2017, we entered into MOB lease renewals for 186,000 leasable square feet and new leases for 51,000 leasable square feet. The weighted average annual rental rate for leases entered into during the quarter was $29.83 per square foot, and these rental rates were, on a weighted average basis, 6.0% above previous rents charged for the same space.  Average lease terms for leases entered into during the first quarter of 2017 were 5.6 years based on annualized rental income pursuant to existing leases as of March 31, 2017, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization. Commitments for tenant improvement costs, leasing commission costs and concessions for leases we entered into during the first quarter of 2017 totaled $4.4 million, or $18.40 per square foot on average (approximately $3.28 per square foot per year of the lease term).

GENERAL INDUSTRY TRENDS

The primary market for senior living services is individuals age 75 and older, and, according to U.S. Census data, that group is projected to be the fastest growing age cohort in the United States over the next 20 years. Also, as a result of medical advances, seniors are living longer. Due to these demographic trends, we expect the demand for senior living services to increase in future years. Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford the resident fees or entrance fees at our senior living communities.

The medical advances which are increasing the lengths of stay at our senior living communities, as noted above, are also causing some seniors to defer considering relocating to senior living communities, but we do not believe this factor is sufficient to effect the long term positive demographic trends causing increased demand for senior living communities for the foreseeable future.

In recent years, a significant number of new senior living communities have been developed, and we expect this increased development activity to continue for at least the next year or two. This development activity has increased competitive pressures on our tenants and manager, particularly in the geographic markets where this development activity has been most focused, including Arizona, Georgia and Texas. These competitive pressures may prevent our tenants and manager from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents we may collect from our leased senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline. In response to these competitive pressures, we have invested capital in our existing senior living communities in order to remain competitive with the newer communities.

The senior living industry is subject to extensive and frequently changing federal state and local laws and regulations. For further information regarding these laws and regulations, and possible legislative and regulatory changes, see "Impact of Government Regulation" elsewhere in this Quarterly Report as well as our Annual Report.

Our MOBs have been impacted by at least two major industry trends for the past ten years which are continuing at this time and which we attempt to follow in our investment activities:

First, medical properties are being consolidated onto hospital campuses and/or under common ownership with hospitals. This has caused the number of free standing medical office buildings to decline. At the same time the number of medical office buildings on hospital campuses has increased and the number of multi-practice medical buildings that are anchor leased by hospital systems who employ doctors has increased.

Second, various advances in medical science have caused a large investment in new bio-medical research companies that require office, lab and medical products manufacturing space.

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

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Triple net leased senior living communities	$67,252	$65,308
Managed senior living communities	98,118	96,954
MOBs	94,646	91,582
All other operations	4,545	4,531
Total revenues	$264,561	$258,375

Net income attributable to common shareholders:
Triple net leased senior living communities	$41,579	$34,771
Managed senior living communities	2,847	2,188
MOBs	29,344	31,366
All other operations	(41,615)	(37,053)
Net income attributable to common shareholders	$32,155	$31,272

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended March 31, 2017 to the comparable 2016 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
Total properties	236	231	227	227
# of units / beds	26,220	26,114	25,549	25,549
Tenant operating data (2)
Occupancy	85.0%	85.4%	85.0%	85.4%
Rent coverage	1.30x	1.34x	1.30x	1.34x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2016 and excludes communities held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended December 31, 2016 and 2015 or the most recent prior period for which tenant operating results are made available to us.  Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified tenant operating data.  Excludes data for historical periods prior to our ownership of certain properties, as well as for properties sold during the periods presented.

Triple net leased senior living communities, all properties:

	Three Months Ended March 31,
	2017	2016	Change	% Change
Rental income	$67,252	$65,308	$1,944	3.0%
Property operating expenses	—	(363)	(363)	(100.0)%
Net operating income (NOI)	67,252	64,945	2,307	3.6%

Depreciation and amortization expense	(20,334)	(19,401)	933	4.8%
Impairment of assets	—	(4,391)	(4,391)	(100.0)%
Operating income	46,918	41,153	5,765	14.0%

Interest expense	(5,339)	(6,382)	(1,043)	(16.3)%
Net income	$41,579	$34,771	$6,808	19.6%

Except as noted below under “Rental income”, we have not included a discussion and analysis of the results of our comparable properties data for the triple net leased senior living communities segment as we believe that such a comparison is generally consistent with the comparison of results for all our triple net leased senior living communities from quarter to quarter and a separate, comparable properties comparison is not meaningful.

Rental income. Rental income increased primarily because of rents from triple net leased senior living communities we acquired since January 1, 2016. Rental income also increased due to increased rents resulting from our funding of capital improvements at certain of these communities since January 1, 2016. These increases in rental income were partially offset by the reduced revenues resulting from the sale of two senior living communities since January 1, 2016. Rental income includes non-cash straight line rent adjustments totaling $776 and $1,172 for the three months ended March 31, 2017 and 2016, respectively. Rental income increased year over year on a comparable property basis by $696, primarily as a result of our funding of capital improvements at certain of the 227 communities we have owned continuously since January 1, 2016 and the resulting increased rent, pursuant to the terms of the applicable leases.

Property operating expenses. Property operating expenses recorded in 2016 relate to bad debt reserves associated with the lease defaults at two triple net leased senior living communities we acquired in 2015 which were previously leased to third party private operators.  In 2016, we terminated these leases and entered into management agreements with Five Star to manage the communities for our account under TRS structures.

Net operating income.  NOI increased because of the increase in rental income, partially offset by the increased property operating expenses described above.  We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily as a result of our acquisitions and our funding of capital improvements as described above.

Impairment of assets. We recorded impairment of assets charges in the 2016 period to write off acquired lease intangible assets associated with the two communities where the tenants defaulted on their leases as discussed above.

Interest expense.  Interest expense relates to mortgage debts and capital leases secured by certain of these communities. The decrease in interest expense is due to our prepayment of $42,542 in aggregate principal amount of mortgage debts since January 1, 2016 with a weighted average annual interest rate of 6.54%, as well as regularly scheduled amortization of mortgage debts related to these properties.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
Total properties	68	65	60	60
# of units / beds	8,798	8,535	8,102	8,102
Occupancy	86.0%	87.5%	86.1%	87.2%
Average monthly rate (2)	$4,322	$4,274	$4,349	$4,273

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since January 1, 2016 and excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

Managed senior living communities, all properties:

	Three Months Ended March 31,
	2017	2016	Change	% Change
Residents fees and services	$98,118	$96,954	$1,164	1.2%
Property operating expenses	(73,880)	(72,178)	1,702	2.4%
Net operating income (NOI)	24,238	24,776	(538)	(2.2)%

Depreciation and amortization expense	(20,215)	(20,018)	197	1.0%
Operating income	4,023	4,758	(735)	(15.4)%

Interest expense	(1,176)	(2,564)	(1,388)	(54.1)%
Loss on early extinguishment of debt	—	(6)	(6)	(100.0)%
Net income	$2,847	$2,188	$659	30.1%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as services are provided and fees are charged.  Residents fees and services increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2016, as well as an increase in average monthly rates, partially offset by a decline in occupancy.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions, the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2016 and management fee increases as a result of the modifications made to our management and pooling arrangements with Five Star that took effect on July 1, 2016.

Net operating income.  NOI decreased because of the increases in property operating expenses, partially offset by the increase in residents fees and services described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily as a result of our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since

January 1, 2016, as well as funding of capital improvements since January 1, 2016, partially offset by certain of our in place resident agreements becoming fully amortized since January 1, 2016.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $103,370 in aggregate principal amount of mortgage debts since January 1, 2016 with a weighted average annual interest rate of 5.96%, as well as regularly scheduled amortization of mortgage debts related to these properties.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with the prepayment of one mortgage debt in January 2016.

Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since January 1, 2016 excluding communities classified as held for sale, if any):

	Three Months Ended March 31,
	2017	2016	Change	% Change
Residents fees and services	$91,086	$92,021	$(935)	(1.0)%
Property operating expenses	(68,110)	(68,305)	(195)	(0.3)%
Net operating income (NOI)	22,976	23,716	(740)	(3.1)%

Depreciation and amortization expense	(16,154)	(16,432)	(278)	(1.7)%
Operating income	6,822	7,284	(462)	(6.3)%

Interest expense	(563)	(2,084)	(1,521)	(73.0)%
Loss on early extinguishment of debt	—	(6)	(6)	(100.0)%
Net income	$6,259	$5,194	$1,065	20.5%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as services are provided and fees are charged.  Residents fees and services decreased year over year on a comparable property basis primarily because of a decrease in occupancy from 87.2% during the three months ended March 31, 2016 to 86.1% during the three months ended March 31, 2017, partially offset by an increase in average monthly rates of 1.8% for the 2017 period compared to the 2016 period.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities.  Property operating expenses decreased primarily due to decreases in salaries and benefit costs of property level personnel due to decreased occupancies, partially offset by an increase in insurance expense and an increase in management fees as a result of the modifications made to our management and pooling arrangements with Five Star that took effect on July 1, 2016.

Net operating income.  The decrease in NOI reflects the net changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Amortization expense decreased due to certain of our in place resident agreements becoming fully amortized since January 1, 2016, partially offset by an increase in depreciation expense resulting from our funding of capital improvements since January 1, 2016.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities. The decrease in interest expense is due to our prepayment of $103,370 in aggregate principal amount of mortgage debts since January 1, 2016 with a weighted average annual interest rate of 5.96%, as well as regularly scheduled amortization of mortgage debts related to these properties.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with the prepayment of one mortgage debt in January 2016.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
Total properties	120	122	116	116
Total buildings	146	148	140	140
Total square feet (2)	11,552	11,444	11,046	11,040
Occupancy (3)	96.4%	95.8%	96.2%	96.3%

(1)	Consists of MOBs we have owned continuously since January 1, 2016, includes our property subject to a joint venture arrangement and excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended March 31,
	2017	2016	Change	% Change
Rental income	$94,646	$91,582	$3,064	3.3%
Property operating expenses	(27,177)	(25,408)	1,769	7.0%
Net operating income (NOI)	67,469	66,174	1,295	2.0%

Depreciation and amortization expense	(31,678)	(30,856)	822	2.7%
Impairment of assets	—	(2,999)	(2,999)	(100.0)%
Operating income	35,791	32,319	3,472	10.7%

Interest expense	(6,321)	(953)	5,368	563.3%
Net income	29,470	$31,366	(1,896)	(6.0)%
Net income attributable to noncontrolling interest	(126)	—	126	100.0%
Net income attributable to common shareholders	$29,344	$31,366	$(2,022)	(6.4)%

Rental income. Rental income increased primarily because of rents from the MOBs we acquired since January 1, 2016, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $2,515 and $3,252 and net amortization of approximately $1,236 and $1,199 of above and below market lease adjustments for the three months ended March 31, 2017 and 2016, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased primarily because of our acquisitions since January 1, 2016, as well as certain changes at our comparable MOB properties discussed below.

Net operating income.  NOI increased because of the increases in rental income, partially offset by the increased property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to an increase in the amortization of leasing costs and depreciation expense on fixed assets, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Impairment of assets. Impairment of assets for the three months ended March 31, 2016 relates to reducing the carrying value of one MOB classified as held for sale to its estimated sale price less costs to sell, as well as reducing the carrying value of a land parcel that was sold in March 2016 to its sale price.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.53%, partially offset by our prepayment of $18,000 in aggregate principal amount of mortgage debt since January 1, 2016 with an annual interest rate of 4.65%, as well as the regularly scheduled amortization of mortgage debts related to these properties.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents a 45% noncontrolling interest of a third party in the joint venture we entered into in March 2017 for one of our MOBs (two buildings).

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2016, includes our property subject to a joint venture arrangement and excludes properties classified as held for sale, if any):

	Three Months Ended March 31,
	2017	2016	Change	% Change
Rental income	$90,962	90,139	$823	0.9%
Property operating expenses	(26,457)	(25,144)	1,313	5.2%
Net operating income (NOI)	64,505	64,995	(490)	(0.8)%

Depreciation and amortization expense	(30,758)	(30,300)	458	1.5%
Operating income	33,747	34,695	(948)	(2.7)%

Interest expense	(6,321)	(953)	5,368	563.3%
Net income	27,426	33,742	(6,316)	(18.7)%
Net income attributable to noncontrolling interest	(126)	—	(126)	(100.0)%
Net income attributable to common shareholders	$27,300	$33,742	$(6,442)	(19.1)%

Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses and increased rents from leasing activity at certain of these properties. Rental income includes non-cash straight line rent adjustments totaling $2,178 and $3,282 and net amortization of approximately $1,199 and $1,082 of above and below market lease adjustments for the three months ended March 31, 2017 and 2016, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily as the result of increases in real estate taxes and salaries and benefit costs of property level personnel at certain of these properties and other direct costs of operating these properties during the first quarter of 2017 compared to the first quarter of 2016.

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased slightly due to an increase in the amortization of leasing costs and depreciation expense on fixed assets acquired since January 1, 2016, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.53%, partially offset by our prepayment of $18,000 in aggregate principal amount of mortgage debt since January 1, 2016 with an annual interest rate of 4.65%, as well as the regularly scheduled amortization of mortgage debts related to these properties.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents a 45% noncontrolling interest of a third party in the joint venture we entered into in March 2017 for one of our MOBs (two buildings).

All other operations(1):

	Three Months Ended March 31,
	2017	2016	Change	% Change
Rental income	$4,545	$4,531	$14	0.3%

Expenses:
Depreciation and amortization	(948)	(948)	—	—
General and administrative	(15,083)	(10,863)	4,220	38.8%
Acquisition and certain other transaction related costs	(292)	(439)	(147)	(33.5)%
Total expenses	(16,323)	(12,250)	4,073	33.2%

Operating loss	(11,778)	(7,719)	4,059	52.6%

Dividend income	659	—	659	100.0%
Interest and other income	120	64	56	87.5%
Interest expense	(30,652)	(29,381)	1,271	4.3%
Loss before income tax expense and equity in earnings of an investee	(41,651)	(37,036)	4,615	12.5%
Income tax expense	(92)	(94)	(2)	(2.1)%
Equity in earnings of an investee	128	77	51	(66.2)%
Net loss	$(41,615)	$(37,053)	$4,562	12.3%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $138 and $137 for the three months ended March 31, 2017 and 2016, respectively. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations for each of the three months ended March 31, 2017 and 2016.

Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since January 1, 2016. We generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees paid to RMR LLC under our business management agreements, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly owned company. General and administrative expenses increased primarily due to an increase in our business management fees of $4,128, including $3,266 of estimated business management incentive fees that we recognized in the first quarter of 2017 that may become payable in 2018.

Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include legal and diligence costs incurred in connection with our acquisition, disposition and operations transition activities that were expensed under GAAP. The decrease in the three months ended March 31, 2017 is primarily due to FASB ASU No. 2017-01, Clarifying the Definition of a Business, that we adopted on January 1, 2017. Pursuant to that standard, our MOB acquisition in the first quarter of 2017 is being accounted for as an asset acquisition and the costs associated with this acquisition are being capitalized; prior to adopting this standard, this acquisition would have been accounted for as a business combination and the associated costs would have been fully expensed in the period. This decrease was partially offset by an increase in expenses incurred during the three months ended March 31, 2017 related to operations transition activities which occurred in 2016 within our managed senior living portfolio.

Dividend income. Dividend income recognized for the three months ended March 31, 2017 is a result of cash dividends we received during the first quarter of 2017 from our investment in RMR Inc. shares for the fourth quarter of 2016.

Interest and other income.  The increase in interest and other income is primarily due to increased investable cash on hand during the first quarter of 2017 compared to the first quarter of 2016.

Interest expense.  Interest expense increased due to our issuance of $250,000 of 6.25% senior unsecured notes due 2046 in February 2016, partially offset by decreased borrowings under our revolving credit facility during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Income tax expense: Income tax expense primarily reflects state income taxes payable in certain jurisdictions.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three months ended March 31, 2017 and 2016.  These measures should be considered in conjunction with net income, net income attributable to common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to common shareholders or operating income as an indicator of our operating performance or as a measure of our liquidity. Other real estate companies and REITs may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization and the difference between net income and FFO attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are determined at the end of the calendar year, and we exclude acquisition and certain other transaction related costs such as legal and professional fees associated with our acquisition and disposition activities, gains and losses on early extinguishment of debt, if any, and Normalized FFO from noncontrolling interest, net of FFO, if any. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income attributable to common shareholders and operating income. We believe that FFO and Normalized FFO provide useful information to investors, because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2017 and 2016 and reconciliations of net income attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO, Normalized FFO and net income attributable to common shareholders per share for these periods.

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to common shareholders	$32,155	$31,272
Depreciation and amortization expense	73,175	71,223
Noncontrolling interest's share of net FFO adjustments	(456)	—
Impairment of assets	—	7,390
FFO	104,874	109,885

Estimated business management incentive fees (1)	3,266	—
Acquisition and certain other transaction related costs	292	439
Loss on early extinguishment of debt	—	6
Normalized FFO	$108,432	$110,330

Weighted average common shares outstanding (basic)	237,391	237,315
Weighted average common shares outstanding (diluted)	237,416	237,329

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.14	$0.13
FFO	$0.44	$0.46
Normalized FFO	$0.46	$0.46
Distributions declared per common share	$0.39	$0.39

(1)
Incentive fees under our business management agreement are payable after the end of each calendar year, are calculated based on common share total return, as defined, and are included in general and administrative expense in our condensed consolidated statements of comprehensive income. In calculating net income attributable to common shareholders in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income attributable to common shareholders, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined.

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

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of net income to NOI for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Reconciliation of Net Income to NOI:
Net income	$32,281	$31,272
Equity in earnings of an investee	(128)	(77)
Income tax expense	92	94
Income from continuing operations before income tax expense and equity in earnings of an investee	32,245	31,289
Loss on early extinguishment of debt	—	6
Interest expense	43,488	39,280
Interest and other income	(120)	(64)
Dividend income	(659)	—

Operating income	74,954	70,511

Impairment of assets	—	7,390
Acquisition and certain other transaction related costs	292	439
General and administrative expense	15,083	10,863
Depreciation and amortization expense	73,175	71,223
Total NOI	$163,504	$160,426

Triple net leased communities NOI	$67,252	$64,945
Managed communities NOI	24,238	24,776
MOB NOI	67,469	66,174
All other operations NOI	4,545	4,531
Total NOI	163,504	160,426

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds to meet operating and capital expenses and debt service obligations and to pay distributions on our common shares are rental income revenues from our leased properties, residents fees and services revenues from our managed communities and borrowings under our revolving credit facility. We believe that these sources will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

•	our ability to maintain or increase the occupancy of, and the rental rates at, our properties;

•	our ability to control operating expenses at our properties;

•	our manager's ability to operate our managed senior living communities so as to maintain or increase our returns; and

•	our ability to purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 were as follows: (1) cash provided by operating activities decreased to $114.8 million in 2017 from $122.8 million in 2016; (2) cash used for investing activities decreased to $44.5 million in 2017 from $46.2 million in 2016; and (3) cash flows used for financing activities decreased to $69.8 million in 2017 from $75.1 million in 2016.

The decrease in cash provided by operating activities for the three months ended March 31, 2017 compared to the prior year was primarily a result of working capital changes in 2017, including prepaid expenses, prepaid rent and various accrued expenses and liabilities. Cash used for investing activities decreased in 2017 primarily due to higher acquisition activity in the three months ended March 31, 2016 compared to the three months ended March 31, 2017, partially offset by proceeds from the sale of properties during the three months ended March 31, 2016, and increased funding for real estate improvements during the 2017 period. The decrease in cash used for financing activities for the three months ended March 31, 2017 compared to the prior year was due primarily to increased debt issuance costs and repayment of other debt in 2016, partially offset by higher net repayments of borrowings under our revolving credit facility in 2017 compared to net repayments of borrowings under our revolving credit facility in the prior year.

Our Investment and Financing Liquidity and Resources

As of March 31, 2017, we had $32.3 million of cash and cash equivalents and $903.0 million available to borrow under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe these funding sources will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our need or desire to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, our revolving credit facility includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1.5 billion in certain circumstances. We pay interest on borrowings under our revolving credit facility at a rate of LIBOR plus a premium, which was 130 basis points per annum as of March 31, 2017. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2017, the annual interest rate required on borrowings under our revolving credit facility was 2.2%. As of March 31, 2017 and May 4, 2017, we had $97.0 million and $384.0 million outstanding under our revolving credit facility, respectively.

When significant amounts are outstanding under our revolving credit facility, or as the maturities of our indebtedness approach, we intend to explore refinancing alternatives. Such alternatives may include incurring additional debt, selling certain properties and issuing new equity securities. In addition, we may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also assume mortgage debts in connection with our acquisitions of properties or place new mortgages on properties we own.

We have a $350.0 million unsecured term loan that matures on January 15, 2020, and is prepayable without penalty, at any time.  In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2017, the annual interest rate payable for amounts outstanding under this term loan was 2.2%.

We also have a $200.0 million unsecured term loan that matures on September 28, 2022, and is prepayable without penalty beginning September 29, 2017. In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 180 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of March 31, 2017, the annual interest rate payable for amounts outstanding under this term loan was 2.8%.

In March 2017, we entered into a joint venture with a sovereign institutional investor for one of our MOBs (two buildings) located in Boston, Massachusetts. The investor contributed approximately $260.9 million for a 45% equity interest in the joint venture, and we retained the remaining 55% equity interest in the joint venture. Net proceeds from this transaction were approximately $255.8 million, after transaction costs. We used the proceeds from this transaction to repay a portion of the amounts outstanding under our revolving credit facility.

In April 2017, we prepaid, at a premium to par of $5.4 million plus accrued interest, a mortgage note secured by 17 of our properties with an outstanding principal balance of approximately $277.8 million, a maturity date in September 2019 and an annual interest rate of 6.71%. In May 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $10.6 million, a maturity date in August 2017 and an annual interest rate of 6.15%. In May 2017, we gave notice of our intention to prepay, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $8.8 million, a maturity date in August 2037 and an annual interest rate of 5.95%; we expect to make this prepayment in June 2017.

In January 2017, we acquired one MOB (one building) located in Kansas with approximately 117,000 square feet for approximately $15.1 million, excluding closing costs. We funded this acquisition with cash on hand and borrowings under our revolving credit facility.

During the three months ended March 31, 2017, we invested $11.6 million in revenue producing capital improvements at certain of our triple net leased senior living communities, and, as a result, annual rent payable to us increased by approximately $0.9 million, pursuant to the terms of certain of our leases. We used cash on hand to fund these purchases.

During the three months ended March 31, 2017 and 2016, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
MOB tenant improvements (1)	$2,265	$389
MOB leasing costs (2)	1,108	857
MOB building improvements (3)	1,580	1,977
Managed senior living communities capital improvements	3,786	3,620
Development, redevelopment and other activities (4)	9,492	6,459
Total capital expenditures	$18,231	$13,302

(1)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	MOB building improvements generally include capital expenditures to replace obsolete building components and capital expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of acquisition of a property and incurred within a short period thereafter; and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

During the three months ended March 31, 2017, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New
	Leases	Renewals	Total
Square feet leased during the quarter	51	186	237
Total leasing costs and concession commitments (1)	$1,567	$2,801	$4,368
Total leasing costs and concession commitments per square foot (1)	$30.72	$15.03	$18.40
Weighted average lease term (years) (2)	5.4	5.6	5.6
Total leasing costs and concession commitments per square foot per year (1)	$5.66	$2.66	$3.28

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of March 31, 2017, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.

As of March 31, 2017, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our MOBs of approximately $20.9 million.

On February 21, 2017, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.6 million, that was declared on January 13, 2017 and was payable to shareholders of record on January 23, 2017. We funded this distribution using cash on hand and borrowings under our revolving credit facility.

On April 11, 2017, we declared a regular quarterly distribution payable to common shareholders of record on April 21, 2017 of $0.39 per share, or approximately $92.6 million. We expect to pay this distribution on or about May 18, 2017 using cash on hand and borrowings under our revolving credit facility.

We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to operate our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention.

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

Off Balance Sheet Arrangements

As of March 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at March 31, 2017 were: (1) outstanding borrowings under our $1.0 billion revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (f) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount term loan due 2020; (4) our $200.0 million principal amount term loan due 2022; and (5) $1.1 billion aggregate principal amount of mortgage notes secured by 43 of our properties (45 buildings) with maturity dates between 2017 and 2043. We also have two properties encumbered by capital leases with lease obligations totaling $11.3 million at March 31, 2017; the capital leases expire in 2026. We had $97.0 million outstanding under our revolving credit facility as of March 31, 2017. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contains covenants which restrict our ability to make distributions in certain circumstances. As of March 31, 2017, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.

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

Our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $20.0 million ($50.0 million or more in the case of our senior unsecured notes indenture and supplement entered into in February 2016). Similarly, our revolving credit facility and term loan agreements have cross default provisions to other indebtedness that is recourse of $25.0 million or more and indebtedness that is non-recourse of $75.0 million or more.

The loan agreements governing the aggregate $620.0 million secured debt financing we obtained in July 2016 contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: Five Star, which is our former subsidiary and largest tenant and the manager of our managed senior living communities and of which we own 8.5% of its outstanding common stock and our Managing Trustees beneficially own, directly and indirectly, 36.7% of its outstanding common stock; and AIC, of which we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 10, 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the SEC. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with Five Star and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Impact of Government Reimbursement

For the three months ended March 31, 2017, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’, manager's and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.

On March 24, 2017, the United States House of Representatives withdrew the previously proposed American Health Care Act of 2017, or the AHCA, a bill that was intended to repeal and replace major provisions of the Patient Protection and Affordable Care Act, or the ACA. Although the AHCA was withdrawn, attempts to repeal and replace the ACA may continue. In addition, there have been indications that the Trump Administration and certain members of the United States Congress plan to continue to pursue healthcare regulatory and legislative reforms, including promoting insurance portability and purchasing across state lines as well as giving states more flexibility on how they may spend Medicaid funds. It is unclear what the result of any of these legislative or reform efforts may be or the effect they may have on us or the tenants and manager of our properties.

On March 21, 2017, the Centers for Medicare & Medicaid Services, or CMS, released an interim final rule delaying the effective date of certain quality improvement/pay-for-performance programs under Medicare. This may (or may not) indicate that corresponding actions may be taken for similar programs, including programs impacting SNFs we own.

On March 15, 2017, the Medicare Payment Advisory Commission, or MedPAC, released recommendations to Congress regarding how Medicare fee-for-service payment system rates should be adjusted in 2018. MedPAC focused on post-acute care services, including SNF and home health services. MedPAC reiterated its previous recommendation for the adoption of a uniform Medicare post-acute care prospective payment system that bases payments on patient characteristics. In the short term, MedPAC recommended that Congress, among other things, eliminate SNF payment increases for fiscal years 2018 and 2019 and implement previous SNF payment reform recommendations intended to adjust payment rates for different types of stays.

On April 27, 2017, CMS issued a proposed rule updating Medicare payments to SNFs under the prospective payment system (PPS) for federal fiscal year 2018, which CMS estimates would increase payments to SNFs by an aggregate of 1.0% compared to federal fiscal year 2017.  Additionally, in the proposed rule, CMS proposed to revise and rebase the market basket index for federal fiscal year 2018 and subsequent federal fiscal years by updating the base year from 2010 to 2014, and by adding a new cost category for Installation, Maintenance, and Repair Services.  CMS also proposed additional polices, measures and data reporting requirements for the Skilled Nursing Facility Quality Reporting Program, as well as requirements for the Skilled Nursing Facility Value-Based Purchasing Program, including an exchange function to translate SNF performance scores calculated using the program’s scoring methodology into certain incentive payments.

In addition, on April 27, 2017, CMS released a separate advance notice of proposed rulemaking.  The advance notice was intended to solicit public comments by June 26, 2017 on potential options CMS may consider for revising certain aspects of the existing SNF PPS payment methodology based on the results of CMS’s SNF Payment Models Research project.  In particular, CMS is seeking comments on the possibility of replacing the existing case-mix classification model, the Resource Utilization Groups, Version 4, or RUG-IV, with a new model, the Resident Classification System, Version I, or RCS-I.

Because of the current and projected federal budget deficit, other federal spending and policy priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to not increase rates to match our and our tenants’ increasing expenses and that such changes may be adverse and material to our future financial results.

For more information regarding the government healthcare funding and regulation of our business, please see the section captioned “Business-Government Regulation and Reimbursement” in our Annual Report and the section captioned “Impact of Government Reimbursement.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2016. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt

At March 31, 2017, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage notes (2)	620,000	3.53%	21,886	2026	Monthly
Mortgage note (3)	278,219	6.71%	18,668	2019	Monthly
Mortgage notes	69,411	4.47%	3,103	2018	Monthly
Mortgage notes	44,233	3.79%	1,676	2019	Monthly
Mortgage note	14,164	6.28%	889	2022	Monthly
Mortgage notes	12,716	6.31%	802	2018	Monthly
Mortgage notes	12,009	6.24%	749	2018	Monthly
Mortgage note	11,545	4.85%	560	2022	Monthly
Mortgage note (4)	10,596	6.15%	652	2017	Monthly
Mortgage note (5)	8,836	5.95%	526	2037	Monthly
Mortgage note	8,615	6.73%	580	2018	Monthly
Mortgage note	6,531	4.69%	306	2019	Monthly
Mortgage note	4,405	4.38%	193	2043	Monthly
Mortgage notes	3,001	7.49%	225	2022	Monthly
Mortgage note	2,786	6.25%	174	2033	Monthly
	$2,857,067		$144,944

(1)
The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(2)	The property encumbered by these mortgages is subject to a joint venture arrangement.

(3)	We prepaid this mortgage in April 2017.

(4)	We prepaid this mortgage in May 2017.

(5)	In May 2017, we gave notice of our intention to prepay this mortgage; we expect to make this prepayment in June 2017.

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2017, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $59.2 million.

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

Floating Rate Debt

At March 31, 2017, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had $97.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan.  Our revolving credit facility matures in January 2018, and, subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2019.  No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan is prepayable without penalty at any time. Our $200.0 million term loan is prepayable without penalty beginning September 29, 2017.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2017 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	per Share Impact (2)
At March 31, 2017	2.38%	$647,000	$15,399	$(0.06)
100 basis point increase	3.38%	$647,000	$21,869	$(0.09)

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of March 31, 2017.

(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended March 31, 2017.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2017 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	per Share Impact (2)
At March 31, 2017	2.30%	$1,550,000	$35,650	$(0.15)
100 basis point increase	3.30%	$1,550,000	$51,150	$(0.22)

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of March 31, 2017.

(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended March 31, 2017.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	THE ABILITY OF THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES TO MAINTAIN AND INCREASE OCCUPANCY AND RATES AT THOSE COMMUNITIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

•	OUR BELIEF THAT THE AGING U.S. POPULATION AND INCREASING LIFE SPANS OF SENIORS WILL INCREASE THE DEMAND FOR SENIOR LIVING SERVICES,

•
OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY AND LARGEST TENANT AND THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY AND THE ABILITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR SENIOR LIVING COMMUNITIES SUCCESSFULLY, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS AND MANAGERS,

•
THE IMPACT OF THE ACA, INCLUDING CURRENT PROPOSALS TO REPEAL AND REPLACE THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGER AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, FIVE STAR, RMR LLC, RMR INC., AIC AND OTHERS AFFILIATED WITH THEM,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•	FIVE STAR IS OUR LARGEST TENANT AND THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES AND IT MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•
CHANGES IN MEDICARE OR MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE ACA, INCLUDING CURRENT PROPOSALS TO REPEAL AND REPLACE THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED MEDICARE OR MEDICAID RATES OR A FAILURE OF SUCH RATES TO COVER FIVE STAR’S COSTS OR LIMIT THE SCOPE OR FUNDING OF EITHER OR BOTH PROGRAMS,

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON FIVE STAR AND ITS RESIDENTS AND OTHER CUSTOMERS,

•	COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,

•	INCREASES IN INSURANCE AND TORT LIABILITY COSTS, AND

•	INCREASES IN FIVE STAR'S LABOR COSTS OR IN COSTS FIVE STAR PAYS FOR GOODS AND SERVICES.

•	IF FIVE STAR’S OPERATIONS CONTINUE TO BE UNPROFITABLE, IT MAY DEFAULT ON ITS RENT OBLIGATIONS TO US,

•	IF FIVE STAR FAILS TO PROVIDE QUALITY SERVICES AT SENIOR LIVING COMMUNITIES THAT WE OWN, OUR INCOME FROM THESE COMMUNITIES MAY BE ADVERSELY AFFECTED,

•
IN RESPONSE TO COMPETITIVE PRESSURES RESULTING FROM RECENT AND EXPECTED NEW SUPPLY OF SENIOR LIVING COMMUNITIES, WE HAVE BEEN INVESTING CAPITAL IN OUR EXISTING SENIOR LIVING COMMUNITIES. OUR COMMUNITIES MAY FAIL TO BE COMPETITIVE AND THEY MAY FAIL TO ATTRACT RESIDENTS, DESPITE OUR CAPITAL INVESTMENTS,

•	OUR OTHER TENANTS MAY EXPERIENCE LOSSES AND DEFAULT ON THEIR RENT OBLIGATIONS TO US,

•	SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•	OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS,

INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE AND OPERATE OUR PROPERTIES AND OUR WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND ARRANGE FOR THEIR PROFITABLE OPERATION OR LEASE THEM FOR RENTS, LESS OUR PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES,

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•
CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES AND ANY RELATED LEASES OR MANAGEMENT ARRANGEMENTS WE MAY EXPECT TO ENTER INTO MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
WE EXPECT TO ENTER INTO ADDITIONAL LEASE OR MANAGEMENT ARRANGEMENTS WITH FIVE STAR FOR ADDITIONAL SENIOR LIVING COMMUNITIES THAT WE OWN OR MAY ACQUIRE IN THE FUTURE. HOWEVER, WE CANNOT BE SURE THAT WE WILL ENTER INTO ANY ADDITIONAL LEASES, MANAGEMENT ARRANGEMENTS OR OTHER TRANSACTIONS WITH FIVE STAR,

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

•
THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOANS MAY BE INCREASED TO UP TO $2.6 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES. HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOANS IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS; HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•
THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOANS AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•
FOR THE THREE MONTHS ENDED MARCH 31, 2017, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUES ARE DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS AND OUR BECOMING MORE DEPENDENT ON GOVERNMENT PAYMENTS,

•
CIRCUMSTANCES THAT ADVERSELY AFFECT THE ABILITY OF SENIORS OR THEIR FAMILIES TO PAY FOR OUR TENANTS' AND MANAGER'S SERVICES, SUCH AS ECONOMIC DOWNTURNS, WEAK HOUSING MARKET CONDITIONS, HIGHER LEVELS OF UNEMPLOYMENT AMONG OUR RESIDENTS' FAMILY MEMBERS, LOWER LEVELS OF CONSUMER CONFIDENCE, STOCK MARKET VOLATILITY AND/OR CHANGES IN DEMOGRAPHICS GENERALLY COULD AFFECT THE PROFITABILITY OF OUR SENIOR LIVING COMMUNITIES,

•	WE MAY NOT BE ABLE TO SELL PROPERTIES THAT WE DETERMINE TO OFFER FOR SALE ON TERMS ACCEPTABLE TO US OR OTHERWISE,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING FIVE STAR, RMR LLC, RMR INC., ABP TRUST, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

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

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NEW LEGISLATION OR REGULATIONS AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGERS, CHANGES IN OUR TENANTS’ OR MANAGERS’ REVENUES OR COSTS, CHANGES IN OUR TENANTS’ OR MANAGERS’ FINANCIAL CONDITIONS, DEFICIENCIES IN OPERATIONS BY THE TENANTS OR MANAGER OF OUR SENIOR LIVING COMMUNITIES, CHANGED MEDICARE OR MEDICAID RATES, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

Item 6. Exhibits.

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

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Letter dated March 24, 2017, between the Company and The RMR Group LLC, regarding Second Amended and Restated Business Management Agreement. (Filed herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

Dated: May 5, 2017

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: May 5, 2017