Form 10-Q
period 2017-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2017-08-03
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of registrant’s common shares outstanding as of August 2, 2017: 237,558,963

SENIOR HOUSING PROPERTIES TRUST
FORM 10-Q

June 30, 2017

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$806,369	$803,773
Buildings and improvements	6,993,451	6,926,750
	7,799,820	7,730,523
Accumulated depreciation	(1,426,382)	(1,328,011)
	6,373,438	6,402,512

Cash and cash equivalents	27,160	31,749
Restricted cash	13,776	3,829
Acquired real estate leases and other intangible assets, net	476,494	514,446
Other assets, net	292,752	275,218
Total assets	$7,183,620	$7,227,754

LIABILITIES AND EQUITY
Unsecured revolving credit facility	$434,000	$327,000
Unsecured term loans, net	547,434	547,058
Senior unsecured notes, net	1,724,210	1,722,758
Secured debt and capital leases, net	817,083	1,117,649
Accrued interest	17,486	18,471
Assumed real estate lease obligations, net	101,007	106,038
Other liabilities	201,621	189,375
Total liabilities	3,842,841	4,028,349

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,558,963 and 237,544,479 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2,376	2,375
Additional paid in capital	4,607,742	4,533,456
Cumulative net income	1,667,082	1,618,885
Cumulative other comprehensive income	58,861	34,549
Cumulative distributions	(3,175,144)	(2,989,860)
Total equity attributable to common shareholders	3,160,917	3,199,405
Noncontrolling interest:
Total equity attributable to noncontrolling interest	179,862	—
Total equity	3,340,779	3,199,405
Total liabilities and equity	$7,183,620	$7,227,754
 See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$166,647	$163,997	$333,090	$325,419
Residents fees and services	98,366	97,370	196,484	194,323
Total revenues	265,013	261,367	529,574	519,742

Expenses:
Property operating expenses	102,795	97,474	203,851	195,422
Depreciation and amortization	69,669	71,372	142,844	142,594
General and administrative	22,922	11,965	38,005	22,828
Acquisition and certain other transaction related costs	—	180	292	619
Impairment of assets	5,082	4,961	5,082	12,351
Total expenses	200,468	185,952	390,074	373,814

Operating income	64,545	75,415	139,500	145,928

Dividend income	659	789	1,319	789
Interest and other income	76	177	195	242
Interest expense	(40,800)	(41,118)	(84,289)	(80,399)
Loss on early extinguishment of debt	(7,353)	—	(7,353)	(6)
Income from continuing operations before income tax expense and equity in earnings of an investee	17,127	35,263	49,372	66,554
Income tax expense	(99)	(108)	(191)	(202)
Equity in earnings of an investee	374	17	502	94
Income before gain on sale of properties	17,402	35,172	49,683	66,446
Gain on sale of properties	—	4,061	—	4,061
Net income	17,402	39,233	49,683	70,507
Net income attributable to noncontrolling interest	(1,360)	—	(1,486)	—
Net income attributable to common shareholders	$16,042	$39,233	$48,197	$70,507

Other comprehensive income:
Unrealized gain (loss) on investments in available for sale securities	(4,995)	15,931	19,050	40,118
Amounts reclassified from cumulative other comprehensive income to net income	5,082	—	5,082	—
Equity in unrealized gain of an investee	58	43	180	95
Other comprehensive income	145	15,974	24,312	40,213
Comprehensive income	17,547	55,207	$73,995	$110,720
Comprehensive income attributable to noncontrolling interest	(1,360)	—	(1,486)	—
Comprehensive income attributable to common shareholders	$16,187	$55,207	$72,509	$110,720

Weighted average common shares outstanding (basic)	237,399	237,325	237,395	237,320
Weighted average common shares outstanding (diluted)	237,445	237,363	237,433	237,349

Per common share amounts (basic and diluted):
Net income attributable to common shareholders	$0.07	$0.17	$0.20	$0.30

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$49,683	$70,507
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	142,844	142,594
Amortization of debt issuance costs and debt discounts and premiums	2,803	2,783
Straight line rental income	(6,865)	(9,306)
Amortization of acquired real estate leases and other intangible assets	(2,610)	(2,558)
Loss on early extinguishment of debt	7,353	6
Impairment of assets	5,082	12,351
Gain on sale of properties	—	(4,061)
Other non-cash adjustments	(1,887)	(1,886)
Equity in earnings of an investee	(502)	(94)
Change in assets and liabilities:
Restricted cash	(9,947)	(871)
Other assets	7,094	6,202
Accrued interest	(985)	1,459
Other liabilities	9,487	(955)
Net cash provided by operating activities	201,550	216,171

Cash flows from investing activities:
Real estate acquisitions and deposits	(15,146)	(187,150)
Real estate improvements	(57,067)	(48,657)
Proceeds from sale of properties	—	9,279
Net cash used for investing activities	(72,213)	(226,528)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	250,000
Proceeds from borrowings on revolving credit facility	501,000	340,000
Repayments of borrowings on revolving credit facility	(394,000)	(366,000)
Repayment of other debt	(302,476)	(31,788)
Loss on early extinguishment of debt settled in cash	(5,485)	—
Payment of debt issuance costs	—	(8,650)
Repurchase of common shares	(11)	—
Proceeds from noncontrolling interest, net	255,813	—
Distributions to noncontrolling interest	(3,483)	—
Distributions to shareholders	(185,284)	(185,228)
Net cash used for financing activities	(133,926)	(1,666)

Decrease in cash and cash equivalents	(4,589)	(12,023)
Cash and cash equivalents at beginning of period	31,749	37,656
Cash and cash equivalents at end of period	$27,160	$25,633

Supplemental cash flows information:
Interest paid	$82,470	$76,472
Income taxes paid	$441	$355

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

In March 2017, we entered into a joint venture with a sovereign institutional investor for one of our properties leased to medical providers, medical related business, clinics and biotech laboratory tenants, or a MOB (two buildings), located in Boston, Massachusetts. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,122,953 as of June 30, 2017 and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $723,417 as of June 30, 2017 and consist primarily of the mortgage debts on the property. The sovereign institutional investor's interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Note 7 for further information about this joint venture.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, including leases with residents at properties leased to our taxable REIT subsidiaries, or TRSs, which is specifically excluded from ASU No. 2014-09. We are continuing to evaluate ASU No. 2014-09 (and related clarifying guidance issued by the FASB); however, we do

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

not expect its adoption to have a significant impact on the amount or timing of our revenue recognition in our condensed consolidated financial statements. We currently expect to adopt the standard using the modified retrospective approach.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents. Companies will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon the adoption of ASU No. 2016-18, we will reconcile both cash and cash equivalents and restricted cash and restricted cash equivalents, whereas under the current guidance we explain the changes during the period for cash and cash equivalents only.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting under ASC 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are continuing to evaluate ASU No. 2017-09; however, we do not expect its adoption to have a material impact in our condensed consolidated financial statements.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3.  Real Estate Properties

At June 30, 2017, we owned 434 properties (460 buildings) located in 42 states and Washington, D.C.

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

In July 2017, we acquired one MOB (one building) located in Maryland with approximately 59,000 square feet for a purchase price of approximately $16,400, excluding closing costs.

Also in July 2017, we entered an agreement to acquire one MOB (one building) located in Minnesota with approximately 150,000 square feet for a purchase price of approximately $16,650, excluding closing costs. This acquisition is subject to conditions; accordingly, we may not acquire this property, this acquisition may be delayed or the terms may change.

Impairment:

We periodically evaluate our assets for impairments. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected asset by comparing it to the expected future undiscounted net cash flows to be generated from that asset. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value. We did not record any impairment charges for our real estate properties during the six months ended June 30, 2017. See Note 4 for further information regarding other than temporary impairment losses recorded in 2017 on our investments in available for sale securities.

Note 4.  Investments in Available for Sale Securities

At June 30, 2017, we owned 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc. We classify these shares as available for sale securities and carry them at fair value in other assets in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders’ equity. Our historical cost basis for these shares is $69,826. At June 30, 2017, our investment in RMR Inc. had a fair value of $128,310, resulting in a cumulative unrealized gain of $58,484 based on RMR Inc.’s quoted share price at June 30, 2017 ($48.65 per share).

At June 30, 2017, we owned 4,235,000 common shares of Five Star Senior Living Inc., or Five Star. We classify these shares as available for sale securities and carry them at fair value in other assets in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders’ equity. In performing our periodic evaluation of other than temporary impairment on our investment in Five Star for the second quarter of 2017, we determined that, based upon the length of time and the extent to which the market value of our Five Star investment was below the carrying value of our Five Star investment, the decline in fair value should be deemed to be other than temporary at June 30, 2017. Accordingly, we recorded a loss on impairment of $5,082 to reduce the carrying value of our Five Star investment to its estimated fair value during the second quarter of 2017. We estimated fair value using the closing price of Five Star's common shares on The NASDAQ Stock Market LLC, or the Nasdaq, on June 30, 2017 ($1.50 per share). At June 30, 2017, our Five Star investment had an adjusted cost basis and estimated fair value of $6,353.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

See Notes 6 and 12 below for further information regarding our investments in available for sale securities.

Note 5.  Indebtedness

Our principal debt obligations at June 30, 2017 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (f) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount unsecured term loan due 2020; (4) our $200,000 principal amount unsecured term loan due 2022; and (5) $807,775 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 24 of our properties (25 buildings) with maturity dates between 2018 and 2043.  The 24 mortgaged properties (25 buildings) had a carrying value (before accumulated depreciation) of $1,232,046 at June 30, 2017.  We also had two properties subject to capital leases with lease obligations totaling $11,022 at June 30, 2017; these two properties had a carrying value (before accumulated depreciation) of $36,173 at June 30, 2017, and the capital leases expire in 2026.

In April 2017, we prepaid a mortgage note secured by 17 of our properties with an outstanding principal balance of approximately $277,837 plus an aggregate premium of $5,449 plus accrued interest, a maturity date in September 2019 and an annual interest rate of 6.71%. In May 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $10,579, a maturity date in August 2017 and an annual interest rate of 6.15%. In June 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $8,807, a maturity date in August 2037 and an annual interest rate of 5.95%. We recorded loss on early extinguishment of debt of $7,353 for the three and six months ended June 30, 2017 related to these prepayments.

We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  Our revolving credit facility required annual interest to be paid on borrowings at LIBOR plus a premium, which was 130 basis points as of June 30, 2017, plus a facility fee of 30 basis points per annum (as of June 30, 2017) on the total amount of lending commitments.

In August 2017, we amended the agreement governing our revolving credit facility. As a result of the amendment, the interest rate payable on borrowings under the facility is reduced from LIBOR plus a premium of 130 basis points per annum (as of June 30, 2017) to LIBOR plus a premium of 120 basis points per annum, and the facility fee is reduced from 30 basis points per annum (as of June 30, 2017) to 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of the facility was extended from January 15, 2018 to January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2,000,000.

As of June 30, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.5%. The weighted average annual interest rates for borrowings under our revolving credit facility were 2.3% and 1.7% for the three months ended June 30, 2017 and 2016, respectively, and 2.2% and 1.7% for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had $434,000 outstanding and $566,000 available for borrowing, and as of August 2, 2017, we had $415,000 outstanding and $585,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $2,662 and $3,454 for the three months ended June 30, 2017 and 2016, respectively, and $5,026 and $7,136 for the six months ended June 30, 2017 and 2016, respectively.

We have a $350,000 term loan, which we borrowed in 2014. This term loan matures in January 2020, and is prepayable without penalty at any time. This term loan requires annual interest to be paid at LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. At June 30, 2017, the annual interest rate payable on amounts outstanding under this term loan was 2.5%.  The weighted average annual interest rate for amounts outstanding under this term loan was 2.5% and 1.9% for the three months ended June 30, 2017 and 2016, respectively, and 2.3% and 1.9% for the six months ended June 30, 2017 and 2016, respectively. We incurred interest expense and other associated costs related to this term loan of $2,140 and $1,635 for the three months ended June 30, 2017 and 2016, respectively, and $4,056 and $3,249 for the six months ended June 30, 2017

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

and 2016, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.

We also have a $200,000 term loan, which we borrowed in 2015. This term loan matures in September 2022, and is prepayable without penalty at any time beginning in September 2017. At June 30, 2017, the annual interest rate payable on amounts outstanding under this term loan was 3.0%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.9% and 2.3% for the three months ended June 30, 2017 and 2016, respectively, and 2.8% and 2.3% for the six months ended June 30, 2017 and 2016, respectively. We incurred interest expense and other associated costs related to this term loan of $1,427 and $1,133 for the three months ended June 30, 2017 and 2016, respectively, and $2,725 and $2,260 for the six months ended June 30, 2017 and 2016, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances. In August 2017, we amended the agreement governing this term loan. As a result of the amendment, the interest rate payable is reduced from LIBOR plus a premium of 180 basis points per annum (as of June 30, 2017) to LIBOR plus a premium of 135 basis points per annum, subject to adjustment based upon changes to our credit ratings.

Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at June 30, 2017.

Note 6.  Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at June 30, 2017, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

				Significant
	Total as of	Quoted Prices in Active	Significant Other	Unobservable
	June 30,	Markets for Identical	Observable Inputs	Inputs
Description	2017	Assets (Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investments in available for sale securities (1)	$134,662	$134,662	$—	$—

(1)
Our investments in available for sale securities include our 2,637,408 shares of RMR Inc. class A common stock and our 4,235,000 Five Star common shares. The fair values of these shares are based upon quoted prices at June 30, 2017 in active markets (Level 1 inputs). See Note 4 for further information on our investments in available for sale securities.

In addition to the assets described in the table above, our financial instruments at June 30, 2017 and December 31, 2016 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of June 30, 2017		As of December 31, 2016
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$1,724,210	$1,819,342	$1,722,758	$1,755,715
Secured debt (2)	806,061	784,752	1,106,183	1,090,515
	$2,530,271	$2,604,094	$2,828,941	$2,846,230

(1)	Includes unamortized debt issuance costs, premiums and discounts.

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

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on the Nasdaq (a Level 1 input) as of June 30, 2017. We estimated the fair values of our four issuances of senior unsecured notes due 2019, 2020, 2021 and 2024 using an average of the bid and ask price on or about June 30, 2017 (Level 2 inputs as defined in the fair value hierarchy under GAAP).  We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

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

This transaction was considered a partial sale of real estate that did not result in profit recognition under the full accrual method due to our continuing involvement in the entity. We recognized a noncontrolling interest in our condensed consolidated balance sheets of approximately $181,859, which is equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was approximately $73,954, has been reflected as an increase in additional paid in capital in our condensed consolidated balance sheets. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,360 and $1,486 for the three and six months ended June 30, 2017, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. We made aggregate cash distributions to our joint venture partner of $3,483 during the three and six months ended June 30, 2017, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of June 30, 2017, this joint venture held real estate assets with an aggregate net book value of $999,346, subject to mortgage debts of $620,000.

In assessing whether we have a controlling interest in this joint venture arrangement and the requirement to consolidate the accounts of the joint venture entity, we considered the members' rights to residual gains and obligation to absorb losses, which activities most significantly impact the economic performance of the entity and which member has the power to direct those activities.

Note 8.  Shareholders’ Equity

Share Issuances and Repurchases:

On May 18, 2017, we granted 3,000 of our common shares, valued at $21.25 per share, the closing price of our common shares on the Nasdaq on that day, to each of our five Trustees as part of their annual compensation.

On June 30, 2017, we purchased 516 of our common shares valued at $20.44 per share, the closing price of our common shares on the Nasdaq on that day, from employees of our manager, RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.

Distributions:

On February 21, 2017, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,642, that was declared on January 13, 2017 and was payable to shareholders of record on January 23, 2017. On May 18, 2017, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,642, that was declared on April 11, 2017 and was payable to shareholders of record on April 21, 2017. On July 12, 2017, we declared a regular quarterly distribution payable to common shareholders of record on July 24, 2017 of $0.39 per share, or approximately $92,648. We expect to pay this distribution on or about August 17, 2017.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 9.  Segment Reporting

As of June 30, 2017, we have four operating segments, of which three are separate reporting segments. We aggregate our triple net leased senior living communities, our managed senior living communities and our MOBs into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and with respect to which we receive rents from the operators. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. The third reporting segment includes MOBs where the tenants pay us rent. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.

	For the Three Months Ended June 30, 2017
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$67,426	$—	$94,651	$4,570	$166,647
Residents fees and services	—	98,366	—	—	98,366
Total revenues	67,426	98,366	94,651	4,570	265,013

Expenses:
Property operating expenses	—	75,149	27,646	—	102,795
Depreciation and amortization	20,470	16,390	31,861	948	69,669
General and administrative	—	—	—	22,922	22,922
Impairment of assets	—	—	—	5,082	5,082
Total expenses	20,470	91,539	59,507	28,952	200,468

Operating income (loss)	46,956	6,827	35,144	(24,382)	64,545

Dividend income	—	—	—	659	659
Interest and other income	—	—	—	76	76
Interest expense	(2,211)	(1,176)	(6,250)	(31,163)	(40,800)
Loss on early extinguishment of debt	(7,294)	—	(59)	—	(7,353)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	37,451	5,651	28,835	(54,810)	17,127
Income tax expense	—	—	—	(99)	(99)
Equity in earnings of an investee	—	—	—	374	374
Net income (loss)	37,451	5,651	28,835	(54,535)	17,402
Net income attributable to noncontrolling interest	—	—	(1,360)	—	(1,360)
Net income (loss) attributable to common shareholders	$37,451	$5,651	$27,475	$(54,535)	$16,042

	As of June 30, 2017
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,276,979	$1,238,723	$3,309,089	$358,829	$7,183,620

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2016
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$66,441	$—	$92,978	$4,578	$163,997
Residents fees and services	—	97,370	—	—	97,370
Total revenues	66,441	97,370	92,978	4,578	261,367

Expenses:
Property operating expenses	423	71,642	25,409	—	97,474
Depreciation and amortization	19,273	20,140	31,011	948	71,372
General and administrative	—	—	—	11,965	11,965
Acquisition and certain other transaction related costs	—	—	—	180	180
Impairment of assets	—	—	4,961	—	4,961
Total expenses	19,696	91,782	61,381	13,093	185,952

Operating income (loss)	46,745	5,588	31,597	(8,515)	75,415

Dividend income	—	—	—	789	789
Interest and other income	—	—	—	177	177
Interest expense	(6,282)	(2,663)	(844)	(31,329)	(41,118)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	40,463	2,925	30,753	(38,878)	35,263
Income tax expense	—	—	—	(108)	(108)
Equity in earnings of an investee	—	—	—	17	17
Income (loss) before gain on sale of properties	40,463	2,925	30,753	(38,969)	35,172
Gain on sale of properties	4,061	—	—	—	4,061
Net income (loss)	$44,524	$2,925	$30,753	$(38,969)	$39,233

	As of December 31, 2016
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,289,045	$1,260,032	$3,333,141	$345,536	$7,227,754

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2017
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$134,678	$—	$189,297	$9,115	$333,090
Residents fees and services	—	196,484	—	—	196,484
Total revenues	134,678	196,484	189,297	9,115	529,574

Expenses:
Property operating expenses	—	149,028	54,823	—	203,851
Depreciation and amortization	40,804	36,605	63,539	1,896	142,844
General and administrative	—	—	—	38,005	38,005
Acquisition and certain other transaction related costs	—	—	—	292	292
Impairment of assets	—	—	—	5,082	5,082
Total expenses	40,804	185,633	118,362	45,275	390,074

Operating income (loss)	93,874	10,851	70,935	(36,160)	139,500

Dividend income	—	—	—	1,319	1,319
Interest and other income	—	—	—	195	195
Interest expense	(7,550)	(2,352)	(12,570)	(61,817)	(84,289)
Loss on early extinguishment of debt	(7,294)	—	(59)	—	(7,353)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	79,030	8,499	58,306	(96,463)	49,372
Income tax expense	—	—	—	(191)	(191)
Equity in earnings of an investee	—	—	—	502	502
Net income (loss)	79,030	8,499	58,306	(96,152)	49,683
Net income attributable to noncontrolling interest	—	—	(1,486)	—	(1,486)
Net income (loss) attributable to common shareholders	$79,030	$8,499	$56,820	$(96,152)	$48,197

	As of June 30, 2017
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,276,979	$1,238,723	$3,309,089	$358,829	$7,183,620

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2016
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$131,749	$—	$184,559	$9,111	$325,419
Residents fees and services	—	194,323	—	—	194,323
Total revenues	131,749	194,323	184,559	9,111	519,742

Expenses:
Property operating expenses	786	143,820	50,816	—	195,422
Depreciation and amortization	38,674	40,158	61,866	1,896	142,594
General and administrative	—	—	—	22,828	22,828
Acquisition and certain other transaction related costs	—	—	—	619	619
Impairment of assets	4,391	—	7,960	—	12,351
Total expenses	43,851	183,978	120,642	25,343	373,814

Operating income (loss)	87,898	10,345	63,917	(16,232)	145,928

Dividend income	—	—	—	789	789
Interest and other income	—	—	—	242	242
Interest expense	(12,665)	(5,227)	(1,798)	(60,709)	(80,399)
Loss on early extinguishment of debt	—	(6)	—	—	(6)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	75,233	5,112	62,119	(75,910)	66,554
Income tax expense	—	—	—	(202)	(202)
Equity in earnings of an investee	—	—	—	94	94
Income (loss) from before gain on sale of properties	75,233	5,112	62,119	(76,018)	66,446
Gain on sale of properties	4,061	—	—	—	4,061
Net income (loss)	$79,294	$5,112	$62,119	$(76,018)	$70,507

	As of December 31, 2016
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,289,045	$1,260,032	$3,333,141	$345,536	$7,227,754

Note 10. Leases and Management Agreements with Five Star
Our Senior Living Communities Leased by Five Star. We are Five Star’s largest landlord and Five Star is our largest tenant. As of June 30, 2017 and 2016, we leased 185 and 184 senior living communities to Five Star, respectively. We lease senior living communities to Five Star pursuant to five leases with Five Star. We recognized total rental income from Five Star of $51,123, and $48,234 for the three months ended June 30, 2017 and 2016, respectively, and $102,108 and $96,341 for the six months ended June 30, 2017 and 2016, respectively. These amounts exclude percentage rent payments we received from Five Star of $1,392 and $1,388 for the three months ended June 30, 2017 and 2016, respectively, and $2,837 and $2,861 for the six months ended June 30, 2017 and 2016, respectively. We determine actual percentage rent due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met. As of June 30, 2017 and December 31, 2016, we

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

had rents receivable from Five Star of $17,044 and $18,320, respectively, which amounts are included in other assets in our condensed consolidated balance sheets. Rental income from Five Star represented 19.3% of our total revenues for both the three and six months ended June 30, 2017, respectively, and the properties Five Star leases from us represented 27.5% of our total gross book value of real estate assets as of June 30, 2017.
Pursuant to the terms of our leases with Five Star, for the six months ended June 30, 2017 and 2016, we funded $19,308 and $11,836, respectively, of improvements to communities leased to Five Star. As a result, the annual rent payable to us by Five Star increased by approximately $1,547 and $949, respectively. During the quarter ended June 30, 2017, we and Five Star agreed to amend the applicable lease for certain construction, expansion and development projects at two senior living communities we own and lease to Five Star. If and when Five Star requests that we purchase improvements related to these specific projects from them, Five Star’s annual rent payable to us will increase by an amount equal to the interest rate then applicable to our borrowings under our revolving credit facility plus 2% per annum of the amount we purchased. This amount of increased rent will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, Five Star’s annual rent payable to us will be revised to equal the amount determined pursuant to the capital improvement formula specified in the applicable lease.

In June 2016, we entered into an agreement with Five Star pursuant to which, on June 29, 2016, we purchased seven senior living communities from Five Star for an aggregate purchase price of $112,350, and we simultaneously leased these communities back to Five Star under a new long term lease agreement.

Our Senior Living Communities Managed by Five Star. Five Star managed 68 and 62 senior living communities for our account as of June 30, 2017 and 2016, respectively. We lease our senior living communities that are managed by Five Star and include assisted living units or skilled nursing facility, or SNF, beds to our TRSs and Five Star manages these communities pursuant to long term management agreements. We incurred management fees payable to Five Star of $3,554 and $2,819 for the three months ended June 30, 2017 and 2016, respectively, and $7,117 and $5,623 for the six months ended June 30, 2017 and 2016, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
During the quarter ended June 30, 2017, we and Five Star agreed to amend the applicable management and pooling agreements for a construction, expansion and development project at a senior living community that we own and is managed by Five Star. Our minimum return of invested capital for this specific project will increase by an amount equal to the interest rate then applicable to our borrowings under our revolving credit facility plus 2% per annum. This amount of increased minimum return will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, the amount of annual minimum return of invested capital will be revised to equal the amount determined pursuant to the applicable management and pooling agreements. We and Five Star also agreed that the commencement of the measurement period for determining whether the specified annual minimum return under the applicable management and pooling agreements has been achieved will be deferred until 12 months after a certificate of occupancy is issued with respect to the project.
Simultaneously with the June 2016 sale and leaseback transaction, we and Five Star terminated three of our four then existing pooling agreements and entered into 10 new pooling agreements that combine our management agreements with Five Star for senior living communities that include assisted living units. Pursuant to these management agreements and the pooling agreements, Five Star receives management fees equal to either 3% or 5% of the gross revenues realized at the applicable communities, reimbursement for its direct costs and expenses related to such communities, annual incentive fees if certain operating results at those communities are achieved and fees for its supervision of capital expenditure projects at those communities equal to 3% of amounts funded by us.
Under the pooling agreements, the calculations of Five Star's fees and of our annual minimum returns related to management agreements that include assisted living units that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements. However, for certain communities, the pooling agreements reduced our annual minimum returns, and also, with respect to 10 communities, reset the annual minimum returns we receive before Five Star is paid incentive fees to specified amounts. For those management agreements that include assisted living units that became effective from and after May 2015, the pooling agreements increased the management fees Five Star receives from 3% to 5% of the gross revenues realized at the applicable communities, and changed the potential annual incentive fees from 35% to 20% of the annual net operating income, or NOI, of the applicable communities remaining after we realize our requisite annual minimum returns.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 11. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to the property level operations of our MOBs. We also have a subsidiary level management agreement with RMR LLC related to one of our MOBs located in Boston, Massachusetts, which we entered in connection with the joint venture arrangement for that MOB. Under that agreement, our subsidiary pays RMR LLC certain business management fees directly, which fees are credited against the business management fees payable by us to RMR LLC.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $20,431 and $9,243 for the three months ended June 30, 2017 and 2016, respectively, and $33,212 and $17,590 for the six months ended June 30, 2017 and 2016, respectively. The business management fees for the three and six months ended June 30, 2017 include $725 and $787, respectively, of management fees related to our subsidiary level management agreement with RMR LLC entered into in connection with our joint venture arrangement, as well as $10,760 and $14,026, respectively, of estimated 2017 incentive fees based on our common share total return as of June 30, 2017. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of incentive fees payable to RMR LLC for 2017, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2017, and will be payable in 2018. The net business management fees we recognized for the 2017 and 2016 periods are included in general and administrative expense in our consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,708 and $2,686 for the three months ended June 30, 2017 and 2016, respectively, and $4,888 and $5,232 for the six months ended June 30, 2017 and 2016, respectively, which amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $2,383 and $2,171 for property management related expenses for the three months ended June 30, 2017 and 2016, respectively, and $4,763 and $4,299 for the six months ended June 30, 2017 and 2016, respectively, which amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC's costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $67 for each of the three months ended June 30, 2017 and 2016, and $134 for each of the six months ended June 30, 2017 and 2016, which amounts are included in general and administrative expense in our condensed consolidated statements of comprehensive income.

Note 12. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc., Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
Five Star.  We are currently one of Five Star’s largest stockholders. As of June 30, 2017, we owned 4,235,000 of Five Star’s common shares, or approximately 8.5% of Five Star’s outstanding common shares.  Five Star is our largest tenant and the manager of our managed senior living communities. As of June 30, 2017, our Managing Trustees, the controlling shareholders of RMR LLC's parent, beneficially owned, directly and indirectly, 36.7% of Five Star's outstanding common shares. RMR LLC provides management services to both us and Five Star. See Note 10 for further information regarding our relationships, agreements and transactions with Five Star and Note 4 for further information regarding our investment in Five Star.
Our Manager, RMR LLC. See Note 11 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. As of June 30, 2017, we owned 2,637,408 shares of class A common stock of RMR Inc.  See Note 4 for further information regarding our investment in RMR Inc.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

AIC. We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC; we also have a one year standalone insurance policy that provides coverage for our MOB (two buildings) located in Boston, Massachusetts that is subject to our joint venture arrangement, which we obtained as a part of this insurance program. We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $2,453 in connection with this insurance program for the policy year ending June 30, 2018, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of June 30, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,798 and $7,116, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned and held for sale by AIC.
For further information about these and certain other related person relationships and transactions, please refer to our Annual Report.

Note 13.  Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT.  During the three months ended June 30, 2017 and 2016, we recognized income tax expense of $99 and $108, respectively, and during the six months ended June 30, 2017 and 2016, we recognized income tax expense of $191 and $202, respectively.

Note 14. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares for basic earnings per share	237,399	237,325	237,395	237,320
Effect of dilutive securities: unvested share awards	46	38	38	29
Weighted average common shares for diluted earnings per share	237,445	237,363	237,433	237,349

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report. We are a REIT organized under Maryland law. At June 30, 2017, we owned 434 properties (460 buildings) located in 42 states and Washington, D.C.  At June 30, 2017, the undepreciated carrying value of our real estate assets was $8.4 billion. For the three months ended June 30, 2017, 97% of our NOI came from properties where a majority of the revenues are paid from our residents’ and tenants’ private resources.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands, except investment per unit / bed or square foot data):

		Number of				Investment per		% of
	Number of	Units/Beds or		Carrying Value	% of Total	Unit / Bed or	Q2 2017	Q2 2017
(As of June 30, 2017)	Properties	Square Feet		of Investment (1)	Investment	Square Foot (2)	NOI (3)	NOI (3)
Facility Type
Independent living (4)	68	16,452		$2,360,927	28.0%	$143,504	$45,652	28.1%
Assisted living (4)	197	14,443		2,115,511	25.1%	$146,473	40,750	25.1%
Skilled nursing facilities (4)	39	4,131		186,802	2.2%	$45,220	4,241	2.6%
Subtotal senior living communities	304	35,026		4,663,240	55.3%	$133,137	90,643	55.8%
MOBs (5)	120	11,552,323	sq. ft.	3,598,811	42.6%	$312	67,005	41.4%
Wellness centers	10	812,000	sq. ft.	178,172	2.1%	$219	4,570	2.8%
Total	434			$8,440,223	100.0%		$162,218	100.0%

Tenant / Operator / Managed Properties

Five Star	185	20,187		$2,314,805	27.5%	$114,668	$51,124	31.5%
Sunrise / Marriott (6)	4	1,619		126,326	1.5%	$78,027	3,132	1.9%
Brookdale	18	894		69,669	0.8%	$77,930	1,813	1.1%
11 private senior living companies (combined)	29	3,520		567,507	6.7%	$161,224	11,357	7.0%
Subtotal triple net leased senior living communities	236	26,220		3,078,307	36.5%	$117,403	67,426	41.5%
Managed senior living communities (7)	68	8,806		1,584,933	18.8%	$179,983	23,217	14.3%
Subtotal senior living communities	304	35,026		4,663,240	55.3%	$133,137	90,643	55.8%
MOBs (5)	120	11,552,323	sq. ft.	3,598,811	42.6%	$312	67,005	41.4%
Wellness centers	10	812,000	sq. ft.	178,172	2.1%	$219	4,570	2.8%
Total	434			$8,440,223	100.0%		$162,218	100.0%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage				Occupancy
	2017		2016		2017	2016
Five Star	1.16	x	1.23x		83.3%	84.4%
Sunrise / Marriott (6)	2.09	x	1.93	x	92.3%	90.3%
Brookdale	2.53	x	2.76	x	83.9%	87.9%
11 private senior living companies (combined)	1.26	x	1.29	x	89.0%	88.1%
Subtotal triple net leased senior living communities	1.27	x	1.33	x	84.6%	85.4%
Managed senior living communities (7)	NA		NA		86.6%	87.8%
Subtotal senior living communities	1.27	x	1.33	x	85.1%	86.0%
MOBs (5)	NA		NA		96.5%	95.9%
Wellness centers	1.85	x	1.90	x	100.0%	100.0%
Total	1.31	x	1.37	x

(1)	Represents gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any.

(2)	Represents carrying value of investment divided by number of living units, beds or rentable square feet, as applicable, at June 30, 2017.

(3)	NOI is defined and calculated by reportable segment. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

(4)	Senior living communities are categorized by the type of living units or beds which constitute a majority of the living units or beds at the community.

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

(6)	Marriott International, Inc. guarantees the lessee’s obligations under these leases.

(7)	These senior living communities are managed by Five Star. The occupancy for the 12 month period ended, or, if shorter, from the date of acquisitions through, June 30, 2017 was 86.3%.

(8)
Operating data for MOBs are presented as of June 30, 2017 and 2016 and includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended March 31, 2017 and 2016, or the most recent prior period for which tenant operating results are made available to us. Rent coverage is calculated as operating cash flows from our tenants’ facility operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, as well as data for properties sold during the periods presented.

The following tables set forth information regarding our lease expirations as of June 30, 2017 (dollars in thousands):

					Percent of	Cumulative
	Annualized Rental Income(1) (2)				Total	Percentage of
	Triple Net Leased				Annualized	Annualized
	Senior Living		Wellness		Rental Income	Rental Income
Year	Communities	MOBs	Centers	Total	Expiring (2)	Expiring (2)
2017	$—	$17,598	$—	$17,598	2.6%	2.6%
2018	—	23,256	—	23,256	3.5%	6.1%
2019	590	40,820	—	41,410	6.2%	12.3%
2020	—	32,234	—	32,234	4.8%	17.1%
2021	1,424	22,366	—	23,790	3.6%	20.7%
2022	—	21,447	—	21,447	3.2%	23.9%
2023	28,269	11,757	7,546	47,572	7.1%	31.0%
2024	68,870	38,187	—	107,057	16.0%	47.0%
2025	—	12,756	—	12,756	1.9%	48.9%
Thereafter	180,730	149,904	10,550	341,184	51.1%	100.0%
Total	$279,883	$370,325	$18,096	$668,304	100.0%

Average remaining lease term for triple net leased senior living communities, MOBs and wellness center properties (weighted by annualized rental income):  8.3 years (2)

(1)
Annualized rental income is rents pursuant to existing leases as of June 30, 2017, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Rental income amounts also include 100% of rental income as reported under GAAP from a property owned by a joint venture of which we own 55%.

(2)
Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended June 30, 2017, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2017 — 2.3%; 2018 — 3.1%; 2019 — 5.4%; 2020 — 4.2%; 2021 — 3.1%; 2022 — 2.8%; 2023 — 6.2%; 2024 — 14.1%; 2025 —  1.7%; and thereafter — 57.1%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included in the foregoing table, the average remaining lease term for all properties (weighted by annualized rental income) would be 9.1 years.

					Percent of	Cumulative
					Total	Percentage of
	Number of Tenants (1)				Number of	Number of
	Senior Living		Wellness		Tenancies	Tenancies
Year	Communities	MOBs	Centers	Total	Expiring (1)	Expiring (1)
2017	—	92	—	92	13.6%	13.6%
2018	—	94	—	94	13.9%	27.5%
2019	1	92	—	93	13.7%	41.2%
2020	—	88	—	88	13.0%	54.2%
2021	1	71	—	72	10.6%	64.8%
2022	—	73	—	73	10.8%	75.6%
2023	2	28	1	31	4.6%	80.2%
2024	3	30	—	33	4.9%	85.1%
2025	—	25	—	25	3.6%	88.7%
Thereafter	11	65	1	77	11.3%	100.0%
Total	18	658	2	678	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs.

	Number of Living Units / Beds or Square Feet with Leases Expiring
	Living Units / Beds (1)			Square Feet (2)
	Triple Net		Cumulative
	Leased Senior	Percent of	Percentage of		Wellness		Percent of	Cumulative
	Living	Total Living	Living Units /		Centers		Total	Percent of
	Communities	Units / Beds	Beds	MOBs	(Square	Total Square	Square Feet	Total Square
Year	(Units / Beds)	Expiring	Expiring	(Square Feet)	Feet)	Feet	Expiring	Feet Expiring
2017	—	—%	—%	588,275	—	588,275	4.9%	4.9%
2018	—	—%	—%	784,779	—	784,779	6.6%	11.5%
2019	175	0.7%	0.7%	1,289,088	—	1,289,088	10.8%	22.3%
2020	—	—%	0.7%	1,448,636	—	1,448,636	12.1%	34.4%
2021	361	1.4%	2.1%	695,450	—	695,450	5.8%	40.2%
2022	—	—%	2.1%	773,462	—	773,462	6.5%	46.7%
2023	2,263	8.6%	10.7%	787,930	354,000	1,141,930	9.6%	56.3%
2024	6,561	25.0%	35.7%	1,444,844	—	1,444,844	12.1%	68.4%
2025	—	—%	35.7%	535,419	—	535,419	4.5%	72.9%
Thereafter	16,860	64.3%	100.0%	2,794,925	458,000	3,252,925	27.1%	100.0%
Total	26,220	100.0%		11,142,808	812,000	11,954,808	100.0%

(1)
Excludes 8,806 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units / beds expiring in each of the following years would be: 2017 — 0.0%; 2018 — 0.0%; 2019 — 0.5%; 2020 — 0.0%; 2021 — 1.0%; 2022 — 0.0%; 2023 — 6.5%; 2024 — 18.7%; 2025 — 0.0%; and thereafter — 73.3%.

(2)	Includes 100% of square feet from a property owned by a joint venture of which we own 55%.

During the three months ended June 30, 2017, we entered into MOB lease renewals for 280,000 leasable square feet and new leases for 37,000 leasable square feet. The weighted average annual rental rate for leases entered into during the quarter was $31.06 per square foot, and these rental rates were, on a weighted average basis, 1.7% below previous rents charged for the same space.  Average lease terms for leases entered into during the second quarter of 2017 were 4.7 years based on annualized rental income pursuant to existing leases as of June 30, 2017, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization. Commitments for tenant improvement costs, leasing commission costs and concessions for leases we entered into during the second quarter of 2017 totaled $7.2 million, or $22.83 per square foot on average (approximately $4.87 per square foot per year of the lease term).

GENERAL INDUSTRY TRENDS

The primary market for senior living services is individuals age 75 and older, and, according to U.S. Census data, that group is projected to be among the fastest growing age cohort in the United States over the next 20 years. Also, as a result of medical advances, seniors are living longer. Due to these demographic trends, we expect the demand for senior living services to increase in future years. Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford the resident fees or entrance fees at our senior living communities.

The medical advances which are increasing the lengths of stay at our senior living communities, as noted above, are also causing some seniors to defer considering relocating to senior living communities, but we do not believe this factor is sufficient to affect the long term positive demographic trends causing increased demand for senior living communities for the foreseeable future.

In recent years, a significant number of new senior living communities have been developed, and we expect this increased development activity to continue for at least the next few years. This development activity has increased competitive pressures on our tenants and manager, particularly in certain geographic markets where we own senior living communities, including Arizona, Georgia and Texas. These competitive pressures may prevent our tenants and manager from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents we may collect from our leased and managed senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline. In response to these competitive pressures, we have invested capital in our existing senior living communities and expect to continue to do so in order to remain competitive with newer communities.

The senior living industry is subject to extensive and frequently changing federal, state and local laws and regulations. For further information regarding these laws and regulations, and possible legislative and regulatory changes, see "Impact of Government Reimbursement" elsewhere in this Quarterly Report as well as in our Annual Report.

Our MOBs have been impacted by at least two major industry trends for the past 10 years which are continuing at this time and that have impacted our investment activities:

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

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have four operating segments, of which three are separate reporting segments. We aggregate our triple net leased senior living communities, our managed senior living communities and our MOBs into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and with respect to which we receive rents from the operators. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. The third reporting segment includes MOBs where the tenants pay us rent. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Triple net leased senior living communities	$67,426	$66,441	$134,678	$131,749
Managed senior living communities	98,366	97,370	196,484	194,323
MOBs	94,651	92,978	189,297	184,559
All other operations	4,570	4,578	9,115	9,111
Total revenues	$265,013	$261,367	$529,574	$519,742

Net income (loss) attributable to common shareholders:
Triple net leased senior living communities	$37,451	$44,524	$79,030	$79,294
Managed senior living communities	5,651	2,925	8,499	5,112
MOBs	27,475	30,753	56,820	62,119
All other operations	(54,535)	(38,969)	(96,152)	(76,018)
Net income attributable to common shareholders	$16,042	$39,233	$48,197	$70,507

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended June 30, 2017 to the three months ended June 30, 2016.

Triple net leased senior living communities:

	All Properties				Comparable Properties (1)
	As of and for the Three Months				As of and for the Three Months
	Ended June 30,				Ended June 30,
	2017		2016		2017		2016
Total properties	236		236		227		227
# of units / beds	26,220		26,432		25,549		25,549
Tenant operating data (2)
Occupancy	84.6%		85.4%		84.6%		85.4%
Rent coverage	1.27	x	1.33	x	1.28	x	1.33	x

(1)	Consists of triple net leased senior living communities we have owned continuously since April 1, 2016 and excludes communities held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2017 and 2016 or the most recent prior period for which tenant operating results are made available to us.  Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified tenant operating data.  Excludes data for historical periods prior to our ownership of certain properties, as well as for properties sold during the periods presented.

Triple net leased senior living communities, all properties:

	Three Months Ended June 30,
	2017	2016	Change	% Change
Rental income	$67,426	$66,441	$985	1.5%
Property operating expenses	—	(423)	(423)	(100.0)%
Net operating income (NOI)	67,426	66,018	1,408	2.1%

Depreciation and amortization expense	(20,470)	(19,273)	1,197	6.2%
Operating income	46,956	46,745	211	0.5%

Interest expense	(2,211)	(6,282)	(4,071)	(64.8)%
Loss on early extinguishment of debt	(7,294)	—	7,294	100.0%
Gain on sale of properties	—	4,061	(4,061)	(100.0)%
Net income	$37,451	$44,524	$(7,073)	(15.9)%

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

Rental income. Rental income increased primarily due to rents from triple net leased senior living communities we acquired since April 1, 2016, and also due to increased rents resulting from our funding of capital improvements since April 1, 2016. These increases were partially offset by reduced rental income resulting from our sales of two senior living communities since April 1, 2016. Rental income includes non-cash straight line rent adjustments totaling $778 and $1,148 for the three months ended June 30, 2017 and 2016, respectively. Rental income increased year over year on a comparable property basis by $730, primarily as a result of our funding of capital improvements at certain of these communities that we have owned continuously since April 1, 2016 and the resulting increased rent, pursuant to the terms of the applicable leases.

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

Net operating income.  NOI increased due to the increase in rental income and the decrease in property operating expenses described above.  We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily as a result of our acquisitions and our purchase of improvements since April 1, 2016.

Interest expense.  Interest expense relates to mortgage debts and capital leases secured by certain of these communities. The decrease in interest expense is due to our prepayment of $320,379 in aggregate principal amount of mortgage debts since April 1, 2016 with a weighted average annual interest rate of 6.7%, as well as regularly scheduled amortization of mortgage debts related to these properties.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of one mortgage debt in April 2017.

Gain on sale of properties. Gain on sale of properties is the result of our sale of one SNF in June 2016.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Total properties	68	67	60	60
# of units / beds	8,806	8,634	8,103	8,103
Occupancy	85.7%	87.1%	86.0%	86.9%
Average monthly rate (2)	$4,297	$4,276	$4,328	$4,273

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since April 1, 2016 and excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

Managed senior living communities, all properties:

	Three Months Ended June 30,
	2017	2016	Change	% Change
Residents fees and services	$98,366	$97,370	$996	1.0%
Property operating expenses	(75,149)	(71,642)	3,507	4.9%
Net operating income (NOI)	23,217	25,728	(2,511)	(9.8)%

Depreciation and amortization expense	(16,390)	(20,140)	(3,750)	(18.6)%
Operating income	6,827	5,588	1,239	22.2%

Interest expense	(1,176)	(2,663)	(1,487)	(55.8)%
Net income	$5,651	$2,925	$2,726	93.2%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as services are provided and fees are charged.  Residents fees and services increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since April 1, 2016, as well as an increase in average monthly rates, partially offset by a decline in occupancy.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since April 1, 2016, increased real estate taxes and increased management fees as a result of the modifications made to our management and pooling arrangements with Five Star that took effect on July 1, 2016.

Net operating income.  NOI decreased due to the increases in property operating expenses, partially offset by the increase in residents fees and services described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since April 1, 2016, partially offset by an increase in depreciation expense due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since April 1, 2016, as well as our purchase of improvements since April 1, 2016.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $97,255 in aggregate principal amount of mortgage debts since April 1, 2016 with a weighted average annual interest rate of 6.0%, as well as regularly scheduled amortization of mortgage debts related to these properties.

Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since April 1, 2016 excluding communities classified as held for sale, if any):

	Three Months Ended June 30,
	2017	2016	Change	% Change
Residents fees and services	$91,523	$91,349	$174	0.2%
Property operating expenses	(69,293)	(67,149)	2,144	3.2%
Net operating income (NOI)	22,230	24,200	(1,970)	(8.1)%

Depreciation and amortization expense	(13,476)	(16,162)	(2,686)	(16.6)%
Operating income	8,754	8,038	716	8.9%

Interest expense	(559)	(2,064)	(1,505)	(72.9)%
Net income	$8,195	$5,974	$2,221	37.2%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as services are provided and fees are charged.  Residents fees and services increased modestly year over year on a comparable property basis primarily due to an increase in average monthly rates, partially offset by a decline in occupancy.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities.  Property operating expenses increased primarily due to increased real estate taxes and increased management fees as a result of the modifications made to our management and pooling arrangements with Five Star that took effect on July 1, 2016.

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

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since April 1, 2016, partially offset by an increase in depreciation expense due to our purchase of improvements since April 1, 2016.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $97,255 in aggregate principal amount of mortgage debts since April 1, 2016 with a weighted average annual interest rate of 6.0%, as well as regularly scheduled amortization of mortgage debts related to these properties.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Total properties	120	123	117	117
Total buildings	146	149	143	143
Total square feet (2)	11,552	11,610	11,174	11,168
Occupancy (3)	96.5%	95.9%	96.3%	96.3%

(1)
Consists of MOBs we have owned continuously since April 1, 2016, includes our MOB (two buildings) that is subject to a joint venture arrangement and excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended June 30,
	2017	2016	Change	% Change
Rental income	$94,651	$92,978	$1,673	1.8%
Property operating expenses	(27,646)	(25,409)	2,237	8.8%
Net operating income (NOI)	67,005	67,569	(564)	(0.8)%

Depreciation and amortization expense	(31,861)	(31,011)	850	2.7%
Impairment of assets	—	(4,961)	(4,961)	(100.0)%
Operating income	35,144	31,597	3,547	11.2%

Interest expense	(6,250)	(844)	5,406	640.5%
Loss on early extinguishment of debt	(59)	—	59	100.0%
Net income	28,835	$30,753	(1,918)	(6.2)%
Net income attributable to noncontrolling interest	(1,360)	—	1,360	100.0%
Net income attributable to common shareholders	$27,475	$30,753	$(3,278)	(10.7)%

Rental income. Rental income increased primarily due to rents from the MOBs we acquired since April 1, 2016, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $2,520 and $3,460 and net amortization of approximately $1,265 and $1,248 of above and below market lease adjustments for the three months ended June 30, 2017 and 2016, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased primarily due to our acquisitions since April 1, 2016, as well as certain changes at our comparable MOB properties discussed below.

Net operating income.  NOI decreased due to the increases in property operating expenses, partially offset by the increased rental income described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to an increase in the amortization of leasing costs and depreciation expense on fixed assets, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Impairment of assets. Impairment of assets for the three months ended June 30, 2016 relates to reducing the carrying value of five MOBs (five buildings) classified as held for sale as of June 30, 2016 to their sale prices.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.5%, partially offset by our prepayment of $37,386 in aggregate principal amount of mortgage debt since April 1, 2016 with an annual interest rate of 5.4%, as well as the regularly scheduled amortization of mortgage debts related to these properties.

Loss on early extinguishment of debt. We recognized a net loss on early extinguishment of debt in connection with our prepayment of two mortgage debts during the second quarter of 2017.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents a 45% noncontrolling interest of a sovereign institutional investor in the joint venture arrangement we entered in March 2017 for one of our MOBs (two buildings).

MOBs, comparable properties (MOBs we have owned continuously since April 1, 2016, includes our MOB (two buildings) that is subject to a joint venture arrangement and excludes properties classified as held for sale, if any):

	Three Months Ended June 30,
	2017	2016	Change	% Change
Rental income	$91,840	91,002	$838	0.9%
Property operating expenses	(27,254)	(25,260)	1,994	7.9%
Net operating income (NOI)	64,586	65,742	(1,156)	(1.8)%

Depreciation and amortization expense	(31,171)	(30,567)	604	2.0%
Operating income	33,415	35,175	(1,760)	(5.0)%

Interest expense	(6,250)	(844)	5,406	640.5%
Loss on early extinguishment of debt	(59)	—	59	100.0%
Net income	27,106	34,331	(7,225)	(21.0)%
Net income attributable to noncontrolling interest	(1,360)	—	1,360	100.0%
Net income attributable to common shareholders	$25,746	$34,331	$(8,585)	(25.0)%

Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses at certain of these properties. Rental income includes non-cash straight line rent adjustments totaling $2,215 and $3,344 and net amortization of approximately $1,268 and $1,166 of above and below market lease adjustments for the three months ended June 30, 2017 and 2016, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily as the result of increases in real estate taxes at certain of these properties and other direct costs of operating these properties.

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased slightly due to an increase in the amortization of leasing costs and depreciation expense on fixed assets acquired since April 1, 2016, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.5%, partially offset by our prepayment of $37,386 in aggregate principal amount of mortgage debt since April 1, 2016 with an annual interest rate of 5.4%, as well as the regularly scheduled amortization of mortgage debts related to these properties.

Loss on early extinguishment of debt. We recognized a net loss on early extinguishment of debt in connection with our prepayment of two mortgage debts during the second quarter of 2017.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents a 45% noncontrolling interest of a sovereign institutional investor in the joint venture arrangement we entered in March 2017 for one of our MOBs (two buildings).

All other operations(1):

	Three Months Ended June 30,
	2017	2016	Change	% Change
Rental income	$4,570	$4,578	$(8)	(0.2)%

Expenses:
Depreciation and amortization	(948)	(948)	—	—
General and administrative	(22,922)	(11,965)	10,957	91.6%
Acquisition and certain other transaction related costs	—	(180)	(180)	(100.0)%
Impairment of assets	(5,082)	—	5,082	100.0%
Total expenses	(28,952)	(13,093)	15,859	121.1%

Operating loss	(24,382)	(8,515)	15,867	186.3%

Dividend income	659	789	(130)	(16.5)%
Interest and other income	76	177	(101)	(57.1)%
Interest expense	(31,163)	(31,329)	(166)	(0.5)%
Loss before income tax expense and equity in earnings of an investee	(54,810)	(38,878)	15,932	41.0%
Income tax expense	(99)	(108)	(9)	(8.3)%
Equity in earnings of an investee	374	17	357	2,100.0%
Net loss	$(54,535)	$(38,969)	$15,566	39.9%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $137 for each of the three months ended June 30, 2017 and 2016. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations for each of the three months ended June 30, 2017 and 2016.

Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since April 1, 2016. We generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreements, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly owned company. General and administrative expense increased primarily due to an increase in our business management fees of $11,188, including $10,760 of estimated business management incentive fees that we recognized for the three months ended June 30, 2017 that may become payable in 2018 due to our outperformance of the SNL U.S. REIT Healthcare Index during the applicable measurement period.

Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include legal and diligence costs incurred in connection with our acquisition, disposition and operations transition activities that we expensed under GAAP. We had no acquisitions, dispositions or operations transitions during the second quarter of 2017.

Impairment of assets. At June 30, 2017, we recorded a $5,082 loss on impairment to reduce the carrying value of our investment in Five Star shares to its estimated fair value due to the market value of this investment being significantly below our carrying value for an extended period.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc.

Interest and other income.  The decrease in interest and other income is primarily due to decreased investable cash on hand.

Interest expense.  Interest expense decreased modestly due to decreased borrowings under our revolving credit facility.

Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the six months ended June 30, 2017 to the six months ended June 30, 2016.

Triple net leased senior living communities:

	All Properties				Comparable Properties (1)
	As of and for the Six Months				As of and for the Six Months
	Ended June 30,				Ended June 30,
	2017		2016		2017		2016
Total properties	236		236		227		227
# of units / beds	26,220		26,432		25,549		25,549
Tenant operating data (2)
Occupancy	84.6%		85.4%		84.6%		85.4%
Rent coverage	1.27	x	1.33	x	1.28	x	1.33	x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2016 and excludes communities held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2017 and 2016 or the most recent prior period for which tenant operating results are made available to us.  Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified tenant operating data.  Excludes data for historical periods prior to our ownership of certain properties, as well as for properties sold during the periods presented.

Triple net leased senior living communities, all properties:

	Six Months Ended June 30,
	2017	2016	Change	% Change
Rental income	$134,678	$131,749	$2,929	2.2%
Property operating expenses	—	(786)	(786)	(100.0)%
Net operating income (NOI)	134,678	130,963	3,715	2.8%

Depreciation and amortization expense	(40,804)	(38,674)	2,130	5.5%
Impairment of assets	—	(4,391)	(4,391)	(100.0)%
Operating income	93,874	87,898	5,976	6.8%

Interest expense	(7,550)	(12,665)	(5,115)	(40.4)%
Loss on early extinguishment of debt	(7,294)	—	7,294	100.0%
Gain on sale of properties	—	4,061	(4,061)	(100.0)%
Net income	$79,030	$79,294	$(264)	(0.3)%

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

Rental income. Rental income increased primarily due to rents from triple net leased senior living communities we acquired since January 1, 2016, and also due to increased rents resulting from our funding of capital improvements since January 1, 2016. These increases were partially offset by our sales of two senior living communities since January 1, 2016. Rental income includes non-cash straight line rent adjustments totaling $1,554 and $2,320 for the six months ended June 30, 2017 and 2016, respectively. Rental income increased year over year on a comparable property basis by $1,427, primarily as a result of our funding of capital improvements at certain of these communities that we have owned continuously since January 1, 2016 and the resulting increased rent, pursuant to the terms of the applicable leases.

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

Net operating income.  NOI increased due to the increase in rental income and decrease in property operating expenses described above.  We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily as a result of our acquisitions and our purchase of improvements since January 1, 2016.

Impairment of assets. We recorded impairment of assets charges in the 2016 period to write off acquired lease intangible assets associated with the two communities where the tenants defaulted on their leases as discussed above.

Interest expense.  Interest expense relates to mortgage debts and capital leases secured by certain of these communities. The decrease in interest expense is due to our prepayment of $320,379 in aggregate principal amount of mortgage debts since January 1, 2016 with a weighted average annual interest rate of 6.7%, as well as regularly scheduled amortization of mortgage debts related to these properties.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of one mortgage debt in April 2017.

Gain on sale of properties. Gain on sale of properties is the result of our sale of one SNF in June 2016.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Six Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Total properties	68	67	60	60
# of units / beds	8,806	8,634	8,103	8,103
Occupancy	85.8%	87.4%	86.1%	87.3%
Average monthly rate (2)	$4,310	$4,276	$4,338	$4,273

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since January 1, 2016 and excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

Managed senior living communities, all properties:

	Six Months Ended June 30,
	2017	2016	Change	% Change
Residents fees and services	$196,484	$194,323	$2,161	1.1%
Property operating expenses	(149,028)	(143,820)	5,208	3.6%
Net operating income (NOI)	47,456	50,503	(3,047)	(6.0)%

Depreciation and amortization expense	(36,605)	(40,158)	(3,553)	(8.8)%
Operating income	10,851	10,345	506	4.9%

Interest expense	(2,352)	(5,227)	(2,875)	(55.0)%
Loss on early extinguishment of debt	—	(6)	(6)	(100.0)%
Net income	$8,499	$5,112	$3,387	66.3%

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

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2016, increased real estate taxes and increased management fees as a result of the modifications made to our management and pooling arrangements with Five Star that took effect on July 1, 2016.

Net operating income.  NOI decreased due to the increases in property operating expenses, partially offset by the increase in residents fees and services described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since January 1, 2016, partially offset by an increase in depreciation expense due to our purchase of improvements since January 1, 2016.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $103,370 in aggregate principal amount of mortgage debts since January 1, 2016 with a weighted average annual interest rate of 6.0%, as well as regularly scheduled amortization of mortgage debts related to these properties.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of one mortgage debt in January 2016.

Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since January 1, 2016 excluding communities classified as held for sale, if any):

	Six Months Ended June 30,
	2017	2016	Change	% Change
Residents fees and services	$182,608	$183,369	$(761)	(0.4)%
Property operating expenses	(137,403)	(135,455)	1,948	1.4%
Net operating income (NOI)	45,205	47,914	(2,709)	(5.7)%

Depreciation and amortization expense	(29,631)	(32,594)	(2,963)	(9.1)%
Operating income	15,574	15,320	254	1.7%

Interest expense	(1,122)	(4,148)	(3,026)	(73.0)%
Loss on early extinguishment of debt	—	(6)	(6)	(100.0)%
Net income	$14,452	$11,166	$3,286	29.4%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as services are provided and fees are charged.  Residents fees and services decreased year over year on a comparable property basis primarily due to a decline in occupancy, partially offset by an increase in average monthly rates.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities.  Property operating expenses increased primarily due to increased real estate taxes and increased management fees as a result of the modifications made to our management and pooling arrangements with Five Star that took effect on July 1, 2016.

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

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since January 1, 2016, partially offset by an increase in depreciation expense due to our purchase of improvements since January 1, 2016.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities. The decrease in interest expense is due to our prepayment of $103,370 in aggregate principal amount of mortgage debts since January 1, 2016 with a weighted average annual interest rate of 6.0%, as well as regularly scheduled amortization of mortgage debts related to these properties.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of one mortgage debt in January 2016.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Six Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Total properties	120	123	116	116
Total buildings	146	149	140	140
Total square feet (2)	11,552	11,610	11,046	11,040
Occupancy (3)	96.5%	95.9%	96.3%	96.3%

(1)	Consists of MOBs we have owned continuously since January 1, 2016, includes our MOB (two buildings) subject to a joint venture arrangement and excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Six Months Ended June 30,
	2017	2016	Change	% Change
Rental income	$189,297	$184,559	$4,738	2.6%
Property operating expenses	(54,823)	(50,816)	4,007	7.9%
Net operating income (NOI)	134,474	133,743	731	0.5%

Depreciation and amortization expense	(63,539)	(61,866)	1,673	2.7%
Impairment of assets	—	(7,960)	(7,960)	(100.0)%
Operating income	70,935	63,917	7,018	11.0%

Interest expense	(12,570)	(1,798)	10,772	599.1%
Loss on early extinguishment of debt	(59)	—	59	100.0%
Net income	58,306	$62,119	(3,813)	(6.1)%
Net income attributable to noncontrolling interest	(1,486)	—	1,486	100.0%
Net income attributable to common shareholders	$56,820	$62,119	$(5,299)	(8.5)%

Rental income. Rental income increased primarily due to rents from the MOBs we acquired since January 1, 2016, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $5,035 and $6,711 and net amortization of approximately $2,500 and $2,448 of above and below market lease adjustments for the six months ended June 30, 2017 and 2016, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased primarily due to our acquisitions since January 1, 2016, as well as certain changes at our comparable MOB properties discussed below.

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

Impairment of assets. Impairment of assets for the six months ended June 30, 2016 relates to reducing the carrying value of five MOBs (five buildings) and one land parcel to their sale prices.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.5%, partially offset by our prepayment of $37,836 in aggregate principal amount of mortgage debt since January 1, 2016 with an annual interest rate of 5.4%, as well as the regularly scheduled amortization of mortgage debts related to these properties.

Loss on early extinguishment of debt. We recognized a net loss on early extinguishment of debt in connection with our prepayment of two mortgage debts during the second quarter of 2017.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents a 45% noncontrolling interest of a sovereign institutional investor in the joint venture arrangement we entered in March 2017 for one of our MOBs (two buildings).

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2016, includes our MOB (two buildings) that is subject to a joint venture arrangement and excludes properties classified as held for sale, if any):

	Six Months Ended June 30,
	2017	2016	Change	% Change
Rental income	$181,822	180,087	$1,735	1.0%
Property operating expenses	(53,232)	(49,977)	3,255	6.5%
Net operating income (NOI)	128,590	130,110	(1,520)	(1.2)%

Depreciation and amortization expense	(61,609)	(60,551)	1,058	1.7%
Operating income	66,981	69,559	(2,578)	(3.7)%

Interest expense	(12,570)	(1,798)	10,772	599.1%
Loss on early extinguishment of debt	(59)	—	59	100.0%
Net income	54,352	67,761	(13,409)	(19.8)%
Net income attributable to noncontrolling interest	(1,486)	—	1,486	100.0%
Net income attributable to common shareholders	$52,866	$67,761	$(14,895)	(22.0)%

Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses and increased rents from leasing activity at certain of these properties. Rental income includes non-cash straight line rent adjustments totaling $4,378 and $6,602 and net amortization of approximately $2,428 and $2,185 of above and below market lease adjustments for the three months ended June 30, 2017 and 2016, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily as the result of increases in real estate taxes at certain of these properties and other direct costs of operating these properties.

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

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.5%, partially offset by our prepayment of $37,386 in aggregate principal amount of mortgage debt since January 1, 2016 with an annual interest rate of 5.4%, as well as the regularly scheduled amortization of mortgage debts related to these properties.

Loss on early extinguishment of debt. We recognized a net loss on early extinguishment of debt in connection with our prepayment of two mortgage debts during the six months ended June 30, 2017.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents a 45% noncontrolling interest of a sovereign institutional investor in the joint venture arrangement we entered in March 2017 for one of our MOBs (two buildings).

All other operations(1):

	Six Months Ended June 30,
	2017	2016	Change	% Change
Rental income	$9,115	$9,111	$4	—%

Expenses:
Depreciation and amortization	(1,896)	(1,896)	—	—
General and administrative	(38,005)	(22,828)	15,177	66.5%
Acquisition and certain other transaction related costs	(292)	(619)	(327)	(52.8)%
Impairment of assets	(5,082)	—	5,082	100.0%
Total expenses	(45,275)	(25,343)	19,932	78.6%

Operating loss	(36,160)	(16,232)	19,928	122.8%

Dividend income	1,319	789	530	67.2%
Interest and other income	195	242	(47)	(19.4)%
Interest expense	(61,817)	(60,709)	1,108	1.8%
Loss before income tax expense and equity in earnings of an investee	(96,463)	(75,910)	20,553	27.1%
Income tax expense	(191)	(202)	(11)	(5.4)%
Equity in earnings of an investee	502	94	408	434.0%
Net loss	$(96,152)	$(76,018)	$20,134	26.5%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $276 and $275 for the six months ended June 30, 2017 and 2016, respectively. Rental income also includes net amortization of approximately $110 of acquired real estate leases and obligations for each of the six months ended June 30, 2017 and 2016.

Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since January 1, 2016. We generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreements, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly owned company. General and administrative expense increased primarily due to an increase in our business management fees of $15,621, including $14,026 of estimated business management incentive fees that we recognized for the six months ended June 30, 2017 that may become payable in 2018 due to our outperformance of the SNL U.S. REIT Healthcare Index during the applicable measurement period.

Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include legal and diligence costs incurred in connection with our acquisition, disposition and operations transition activities that we expensed under GAAP.

Impairment of assets: At June 30, 2017, we recorded a $5,082 loss on impairment to reduce the carrying value of our investment in Five Star shares to its estimated fair value due to the market value of this investment being significantly below our carrying value for an extended period.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc.

Interest and other income.  The decrease in interest and other income is primarily due to decreased investable cash on hand.

Interest expense.  Interest expense increased primarily due to our issuance of $250,000 of 6.25% senior unsecured notes due 2046 in February 2016, partially offset by decreased borrowings under our revolving credit facility.

Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three and six months ended June 30, 2017 and 2016.  These measures should be considered in conjunction with net income, net income attributable to common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to common shareholders or operating income as an indicator of our operating performance or as a measure of our liquidity. Other real estate companies and REITs may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization and the difference between net income attributable to common shareholders and FFO attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude acquisition and certain other transaction related costs expensed under GAAP such as legal and professional fees associated with our acquisition and disposition activities, gains and losses on early extinguishment of debt, if any, and Normalized FFO from noncontrolling interest, net of FFO, if any. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributable to common shareholders and operating income. We believe that FFO and Normalized FFO provide useful information to investors, because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2017 and 2016 and reconciliations of net income attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO, Normalized FFO and net income attributable to common shareholders per share for these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$16,042	$39,233	$48,197	$70,507
Depreciation and amortization expense	69,669	71,372	142,844	142,594
Noncontrolling interest's share of net FFO adjustments	(5,305)	—	(5,761)	—
Gain on sale of properties	—	(4,061)	—	(4,061)
Impairment of assets	5,082	4,961	5,082	12,351
FFO	85,488	111,505	190,362	221,391

Estimated business management incentive fees (1)	10,760	—	14,026	—
Acquisition and certain other transaction related costs	—	180	292	619
Loss on early extinguishment of debt	7,353	—	7,353	6
Normalized FFO	$103,601	$111,685	$212,033	$222,016

Weighted average common shares outstanding (basic)	237,399	237,325	237,395	237,320
Weighted average common shares outstanding (diluted)	237,445	237,363	237,433	237,349

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.07	$0.17	$0.20	$0.30
FFO	$0.36	$0.47	$0.80	$0.93
Normalized FFO	$0.44	$0.47	$0.89	$0.94
Distributions declared per common share	$0.39	$0.39	$0.78	$0.78

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

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of net income to NOI for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Reconciliation of Net Income to NOI:
Net income	$17,402	$39,233	$49,683	$70,507
Gain on sale of properties	—	(4,061)	—	(4,061)
Income before gain on sale of properties	17,402	35,172	49,683	66,446

Equity in earnings of an investee	(374)	(17)	(502)	(94)
Income tax expense	99	108	191	202
Income from continuing operations before income tax expense and equity in earnings of an investee	17,127	35,263	49,372	66,554
Loss on early extinguishment of debt	7,353	—	7,353	6
Interest expense	40,800	41,118	84,289	80,399
Interest and other income	(76)	(177)	(195)	(242)
Dividend income	(659)	(789)	(1,319)	(789)

Operating income	64,545	75,415	139,500	145,928

Impairment of assets	5,082	4,961	5,082	12,351
Acquisition and certain other transaction related costs	—	180	292	619
General and administrative expense	22,922	11,965	38,005	22,828
Depreciation and amortization expense	69,669	71,372	142,844	142,594
Total NOI	$162,218	$163,893	$325,723	$324,320

Triple net leased communities NOI	$67,426	$66,018	$134,678	$130,963
Managed communities NOI	23,217	25,728	47,456	50,503
MOB NOI	67,005	67,569	134,474	133,743
All other operations NOI	4,570	4,578	9,115	9,111
Total NOI	162,218	163,893	325,723	324,320

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

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 were as follows: (1) cash provided by operating activities decreased to $201.6 million in 2017 from $216.2 million in 2016; (2) cash used for investing activities decreased to $72.2 million in 2017 from $226.5 million in 2016; and (3) cash used for financing activities increased to $133.9 million in 2017 from $1.7 million in 2016.

The decrease in cash provided by operating activities for the six months ended June 30, 2017 compared to the prior year was primarily a result of an increase in restricted cash balances primarily due to our joint venture arrangement as of June 30, 2017 compared to June 30, 2016, as well as a decrease in operating income in 2017. Cash used for investing activities decreased in 2017 primarily due to higher acquisition activity in the six months ended June 30, 2016 compared to the six months ended June 30, 2017, partially offset by proceeds from the sale of properties during the six months ended June 30, 2016, and increased funding for real estate improvements during the 2017 period. The increase in cash used for financing activities for the six months ended June 30, 2017 compared to the prior year was due primarily to the repayment of certain mortgage debts in 2017, partially offset by higher net borrowings under our revolving credit facility in 2017 compared to net repayments of borrowings under our revolving credit facility in the prior year.

Our Investment and Financing Liquidity and Resources

As of June 30, 2017, we had $27.2 million of cash and cash equivalents and $566.0 million available to borrow under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures related to the repair, maintenance or renovation of our properties and other general business purposes.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our need or desire to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility with a group of institutional lenders. In August 2017, we amended the agreement governing our revolving credit facility. As a result of the amendment, the interest rate payable on borrowings under the facility is reduced from LIBOR plus a premium of 130 basis points per annum (as of June 30, 2017) to LIBOR plus a premium of 120 basis points per annum, and the facility fee is reduced from 30 basis points per annum (as of June 30, 2017) to 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of the facility was extended from January 15, 2018 to January 15, 2022, and subject to the payment of an extension fee and meeting other conditions, we have an option to extend the maturity date of this facility for an additional year. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings may be increased to up to $2.0 billion. We can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2017, the annual interest rate required on borrowings under our revolving credit facility was 2.5%. As of June 30, 2017 and August 2, 2017, we had $434.0 million and $415.0 million outstanding under our revolving credit facility, respectively.

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

We have a $350.0 million unsecured term loan that matures on January 15, 2020.  This term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2017, the annual interest rate payable on amounts outstanding under this term loan was 2.5%.

We also have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. In August 2017, we amended the agreement governing this term loan. As a result of the amendment, the interest rate payable on borrowings under the facility is reduced from LIBOR plus a premium of 180 basis points per annum (as of June 30, 2017) to LIBOR plus a premium of 135 basis points per annum, subject to adjustment based upon changes to our credit ratings. As of June 30, 2017, the annual interest rate payable on amounts outstanding under this term loan was 3.0%.

In March 2017, we entered into a joint venture with a sovereign institutional investor for one of our MOBs (two buildings) located in Boston, Massachusetts. The investor contributed approximately $260.9 million for a 45% equity interest in the joint venture, and we retained the remaining 55% equity interest in the joint venture. Net proceeds that we received from this transaction were approximately $255.8 million, after transaction costs. We used the proceeds from this transaction to repay a portion of the amounts outstanding under our revolving credit facility.

In April 2017, we prepaid a mortgage note secured by 17 of our properties with an outstanding principal balance of approximately $277.8 million plus a premium of $5.4 million plus accrued interest, a maturity date in September 2019 and an annual interest rate of 6.71%. In May 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $10.6 million, a maturity date in August 2017 and an annual interest rate of 6.15%. In June 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $8.8 million, a maturity date in August 2037 and an annual interest rate of 5.95%. We funded these prepayments with cash on hand and borrowings under our revolving credit facility.

In January 2017, we acquired one MOB (one building) located in Kansas with approximately 117,000 square feet for approximately $15.1 million, excluding closing costs. In July 2017, we acquired one MOB (one building) located in Maryland with approximately 59,000 square feet for a purchase price of approximately $16.4 million, excluding closing costs. We funded these acquisitions with cash on hand and borrowings under our revolving credit facility.

Also in July 2017, we entered an agreement to acquire one MOB (one building) located in Minnesota with approximately 150,000 square feet for a purchase price of approximately $16.7 million, excluding closing costs. We expect to fund this acquisition with cash on hand and borrowings under our revolving credit facility. This acquisition is expected to occur in 2017, but is subject to conditions; accordingly, we may not acquire this property, this acquisition may be delayed or the terms may change.

During the three and six months ended June 30, 2017, we invested $14.8 million and $26.5 million in revenue producing capital improvements at certain of our triple net leased senior living communities, and, as a result, annual rent payable to us increased or will increase by approximately $1.2 million and $2.1 million, respectively, pursuant to the terms of the applicable leases. We used cash on hand to fund these purchases.

During the three and six months ended June 30, 2017 and 2016, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
MOB tenant improvements (1)	$1,575	$1,743	$3,840	$2,132
MOB leasing costs (2)	2,090	965	3,198	1,822
MOB building improvements (3)	3,680	4,759	5,260	6,736
Managed senior living communities capital improvements	3,150	2,628	6,936	6,248
Development, redevelopment and other activities (4)	7,530	10,847	17,022	17,306
Total capital expenditures	$18,025	$20,942	$36,256	$34,244

(1)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and tenant inducements.

(3)	MOB building improvements generally include capital expenditures to replace obsolete building components and capital expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of acquisition of a property and incurred within a short period thereafter; and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

During the three months ended June 30, 2017, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New
	Leases	Renewals	Total
Square feet leased during the quarter	37	280	317
Total leasing costs and concession commitments (1)	$1,260	$5,970	$7,230
Total leasing costs and concession commitments per square foot (1)	$34.23	$21.33	$22.83
Weighted average lease term (years) (2)	5.1	4.6	4.7
Total leasing costs and concession commitments per square foot per year (1)	$6.65	$4.62	$4.87

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of June 30, 2017, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.

As of June 30, 2017, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our MOBs of approximately $21.3 million.

On February 21, 2017, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.6 million, that was declared on January 13, 2017 and was payable to shareholders of record on January 23, 2017. On May 18, 2017, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.6 million, that was declared on April 11, 2017 and was payable to shareholders of record on April 21, 2017. We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On July 12, 2017, we declared a regular quarterly distribution payable to common shareholders of record on July 24, 2017 of $0.39 per share, or approximately $92.6 million. We expect to pay this distribution on or about August 17, 2017 using cash on hand and borrowings under our revolving credit facility.

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

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition additional properties primarily for income and secondarily for appreciation potential; however, we cannot be sure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete any acquisitions. We may periodically identify properties for sale based on future changes in market conditions, changes in property performance, our expectation regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

Off Balance Sheet Arrangements

As of June 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at June 30, 2017 were: (1) outstanding borrowings under our $1.0 billion revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (f) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount term loan due 2020; (4) our $200.0 million principal amount term loan due 2022; and (5) $807.8 million aggregate principal amount of mortgage notes secured by 24 of our properties (25 buildings) with maturity dates between 2018 and 2043. We also have two properties encumbered by capital leases with lease obligations totaling $11.0 million at June 30, 2017; the capital leases expire in 2026. We had $434.0 million outstanding under our revolving credit facility as of June 30, 2017. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contains covenants which restrict our ability to make distributions in certain circumstances. As of June 30, 2017, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.

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

For further information about these and other such relationships and related person transactions, see Notes 10, 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with Five Star and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Impact of Government Reimbursement

For the six months ended June 30, 2017, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.

On May 4, 2017, the United States House of Representatives voted to pass the American Health Care Act of 2017, or the AHCA, a bill intended to repeal and replace major provisions of the Patient Protection and Affordable Care Act, or the ACA. On June 26, 2017, the United States Senate released a discussion draft of its proposal, called the Better Care Reconciliation Act of 2017, or BCRA, which is an amended version of the AHCA bill. Although it is unclear whether the AHCA or BCRA will ultimately become law, attempts to repeal or to repeal and replace the ACA will likely continue. In addition, on June 12, 2017, the United States Department of Health and Human Services, or HHS, solicited suggestions for changes that could be made within the existing ACA legal framework to improve health insurance markets and meet the Trump Administration’s reform goals. Through July 12, 2017, HHS sought comments from interested parties to inform its ongoing efforts to create a more patient-centered healthcare system that adheres to the key principles of affordability, accessibility, quality, innovation and empowerment. It is unclear what the result of any of these legislative or reform efforts may be or the effect they may have on us or the tenants and manager of our properties.

On June 14, 2017, the Centers for Medicare & Medicaid Services, or CMS, extended the public comment period from June 26, 2017 to August 25, 2017 for the advance notice of proposed rulemaking regarding potential options for revising certain aspects of the existing Medicare SNF prospective payment system, or PPS. CMS is seeking comments on the possibility of replacing the existing case-mix classification model (the Resource Utilization Groups, Version 4, or RUG-IV) with a new model (the Resident Classification System, Version I, or RCS-I).

On July 31, 2017, CMS issued a final rule updating Medicare payments to SNFs under the PPS for federal fiscal year 2018, which CMS estimates would increase payments to SNFs by an aggregate of 1.0% compared to federal fiscal year 2017. Additionally, in the final rule, CMS revised and rebased the market basket index for federal fiscal year 2018 and subsequent federal fiscal years by updating the base year from 2010 to 2014, and by adding a new cost category for Installation, Maintenance, and Repair Services. CMS also adopted additional polices, measures and data reporting requirements for the Skilled Nursing Facility Quality Reporting Program, as well as requirements for the Skilled Nursing Facility Value-Based Purchasing Program, including an exchange function to translate SNF performance scores calculated using the program’s scoring methodology into incentive payments.

Because of the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to increase rates that match our and our tenants’ increasing expenses and that such changes may be material and adverse to our future financial results.

For more information regarding the government healthcare funding and regulation of our business, please see the section captioned “Business-Government Regulation and Reimbursement” in our Annual Report and the section captioned “Impact of Government Reimbursement” in our Annual Report and in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Fixed Rate Debt

At June 30, 2017, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage notes (2)	620,000	3.53%	21,886	2026	Monthly
Mortgage notes	68,863	4.47%	3,078	2018	Monthly
Mortgage notes	44,012	3.79%	1,668	2019	Monthly
Mortgage note	14,025	6.28%	881	2022	Monthly
Mortgage notes	12,663	6.31%	799	2018	Monthly
Mortgage notes	11,960	6.24%	746	2018	Monthly
Mortgage note	11,495	4.85%	558	2022	Monthly
Mortgage note	8,546	6.73%	575	2018	Monthly
Mortgage note	6,498	4.69%	305	2019	Monthly
Mortgage note	4,383	4.38%	192	2043	Monthly
Mortgage notes	2,870	7.49%	215	2022	Monthly
Mortgage note	2,460	6.25%	154	2033	Monthly
	$2,557,775		$125,012

(1)
The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(2)	The property encumbered by these mortgages is subject to a joint venture arrangement. No principal payments are due on these mortgages until maturity.

No principal repayments are due under our unsecured notes until maturity. Our mortgage debts generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.

If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $25.6 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2017, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $50.3 million.

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

Floating Rate Debt

At June 30, 2017, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had $434.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan.  In August 2017, we amended the agreement governing our revolving credit facility. As a result of the amendment, among other things, the stated maturity date of the facility was extended from January 15, 2018 to January 15, 2022, and subject to the payment of an extension fee and meeting other conditions, we have an option to extend the maturity date of the facility for an additional year. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan is prepayable without penalty at any time. Our $200.0 million term loan is prepayable without penalty beginning in September 2017.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2017 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	per Share Impact (2)
At June 30, 2017	2.59%	$984,000	$25,486	$(0.11)
100 basis point increase	3.59%	$984,000	$35,326	$(0.15)

(1)
Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of June 30, 2017. Subsequent to June 30, 2017, the interest rates under our $1.0 billion credit facility and our $200.0 million term loan decreased as a result of the amendments to the agreements governing these facilities.

(2)	Based on weighted average number of shares outstanding (diluted) for the six months ended June 30, 2017.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2017 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	per Share Impact (2)
At June 30, 2017	2.55%	$1,550,000	$39,525	$(0.17)
100 basis point increase	3.55%	$1,550,000	$55,025	$(0.23)

(1)
Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of June 30, 2017. Subsequent to June 30, 2017, the interest rates under our $1.0 billion credit facility and our $200.0 million term loan decreased as a result of the amendments to the agreements governing these facilities.

(2)	Based on weighted average number of shares outstanding (diluted) for the six months ended June 30, 2017.

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

Although we have no present plans to do so, we may in the future enter into hedge arrangements to mitigate our exposure to changes in interest rates.

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

During the second quarter of 2017, enhancements were made to our controls relating to electronic payments of funds by or for us, including by wire transfers. These enhancements include additional verification and documentation procedures to be followed prior to the initiation or approval of electronic payments. We believe these enhancements increase the ability of our and RMR LLC’s personnel to identify and block attempts by third parties to fraudulently receive electronic payments from us. Our management believes that the foregoing actions have improved our internal controls regarding the detection of fraudulent activities and the safeguarding of our assets.

Other than the actions described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	THE ABILITY OF THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES TO MAINTAIN AND INCREASE OCCUPANCY AND REVENUES AT THOSE COMMUNITIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

•	OUR BELIEF THAT THE AGING U.S. POPULATION AND INCREASING LIFE SPANS OF SENIORS WILL INCREASE THE DEMAND FOR SENIOR LIVING SERVICES,

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

•
THE IMPACT OF THE ACA, INCLUDING CURRENT PROPOSALS TO REPEAL OR TO REPEAL AND REPLACE THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGERS AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

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

•
CHANGES IN MEDICARE OR MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE ACA, INCLUDING CURRENT PROPOSALS TO REPEAL OR TO REPEAL AND REPLACE THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED MEDICARE OR MEDICAID RATES OR A FAILURE OF SUCH RATES TO COVER FIVE STAR’S COSTS OR LIMIT THE SCOPE OR FUNDING OF EITHER OR BOTH PROGRAMS,

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

•
IN RESPONSE TO COMPETITIVE PRESSURES RESULTING FROM RECENT AND EXPECTED NEW SUPPLY OF SENIOR LIVING COMMUNITIES, WE HAVE BEEN INVESTING IN IMPROVEMENTS TO OUR EXISTING SENIOR LIVING COMMUNITIES. OUR COMMUNITIES MAY FAIL TO BE COMPETITIVE AND THEY MAY FAIL TO ATTRACT RESIDENTS, DESPITE OUR CAPITAL INVESTMENTS,

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

•
THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOANS MAY BE INCREASED TO UP TO $3.1 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES. HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOANS IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

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

•
FOR THE THREE MONTHS ENDED JUNE 30, 2017, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUES ARE DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS AND OUR BECOMING MORE DEPENDENT ON GOVERNMENT PAYMENTS,

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

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS, AND

•
ENHANCEMENTS HAVE BEEN MADE TO OUR CONTROLS RELATING TO THE ELECTRONIC PAYMENTS THAT WE BELIEVE WILL REDUCE THE RISK OF OUR BECOMING A VICTIM OF FUTURE FRAUDS RELATED TO PAYMENTS OF OUR FUNDS, INCLUDING BY WIRE TRANSFERS. HOWEVER, CYBER-RELATED CRIMINAL ACTIVITIES CONTINUE TO EVOLVE AND INCREASE IN SOPHISTICATION, FREQUENCY AND SEVERITY. AS A RESULT, THE CONTROL ENHANCEMENTS THAT HAVE BEEN MADE, AND ANY ADDITIONAL ENHANCEMENTS THAT MAY BE MADE IN THE FUTURE, TO OUR CONTROLS MAY NOT BE SUCCESSFUL IN AVOIDING OUR BECOMING A VICTIM TO FUTURE CYBER-RELATED CRIMES.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NEW LEGISLATION OR REGULATIONS AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGERS, CHANGES IN OUR TENANTS’ OR MANAGERS’ REVENUES OR COSTS, CHANGES IN OUR TENANTS’ OR MANAGERS’ FINANCIAL CONDITIONS, DEFICIENCIES IN OPERATIONS BY A TENANT OR MANAGER OF ONE OR MORE OF OUR SENIOR LIVING COMMUNITIES, CHANGED MEDICARE OR MEDICAID RATES, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2017:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2017	516	$20.44	—	$—
Total	516	$20.44	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of former RMR LLC employees in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on the Nasdaq on the purchase date.

Item 5. Other Information

On August 1, 2017, we amended and restated the agreements governing our existing $1 billion revolving credit facility and $200 million term loan, and we amended the agreement governing our existing $350 million term loan, each with Wells Fargo Bank, National Association, as administrative agent and a lender, and a syndicate of other lenders.

Pursuant to the amended and restated credit agreement for our revolving credit facility, the interest rate payable on borrowings under this facility is reduced from LIBOR plus a premium of 130 basis points per annum to LIBOR plus a premium of 120 basis points per annum, and the facility fee is reduced from 30 basis points per annum to 25 basis points per annum on the total amount of lending commitments under this facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. In addition, the stated maturity date of this facility was extended from January 15, 2018 to January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the maturity date by an additional year. This facility also includes a feature pursuant to which in certain circumstances maximum borrowings may be increased to $2.0 billion.
Pursuant to the amended and restated term loan agreement for our $200 million term loan, the interest rate payable is reduced from LIBOR plus a premium of 180 basis points per annum to LIBOR plus a premium of 135 basis points per annum, subject to adjustment based upon changes to our credit ratings. This term loan continues to mature in September 2022, is prepayable without penalty at any time beginning in September 2017 and includes a feature pursuant to which, in certain circumstances, maximum borrowings may be increased to up to $400 million. Pursuant to the second amendment to our term loan agreement for our $350 million term loan, the interest rate payable on borrowings under this term loan remained unchanged at LIBOR plus a premium of 140 basis points, subject to adjustment based upon changes to our credit ratings. This term loan continues to mature in January 2020, is prepayable without penalty at any time and includes a feature pursuant to which in certain circumstances maximum borrowings may be increased to up to $700 million.

The amended and restated revolving credit facility, the amended and restated term loan agreement for our $200 million term loan and the amended term loan agreement for our $350 million term loan also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and restrict our ability to make distributions under certain circumstances. Pursuant to the amended and restated revolving credit facility, the amended and restated term loan agreement for our $200 million term loan and the amended term loan agreement for our $350 million term loan, certain of these covenants and related definitions, among other provisions, were modified. Obligations under our revolving credit facility and term loan agreements continue to be unsecured. The amended and restated revolving credit facility, the amended and restated term loan agreement for our $200 million term loan and the amended term loan agreement for our $350 million term loan also continue to provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager.
Wells Fargo Bank, National Association and the other lenders party to the amended and restated revolving credit facility, the amended and restated term loan agreement for our $200 million term loan and the amended term loan agreement for our $350 million term loan, as well as their affiliates, have engaged in, and may in the future engage in, investment banking, commercial banking, advisory and other commercial dealings in the ordinary course of business with us. They have received, and may in the future receive, customary fees and commissions for these engagements.
The foregoing descriptions of the amended and restated revolving credit facility, the amended and restated term loan agreement for our $200 million term loan and the amended term loan agreement for our $350 million term loan are subject to and qualified in their entirety by reference to the copies of those agreements attached as Exhibits 10.3 through 10.5 filed herewith.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date. (Filed herewith.)
3.2	Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date. (marked copy) (Filed herewith.)
3.3	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-15319.)
3.4	Articles Supplementary, dated April 17, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 17, 2014.)
3.5	Amended and Restated Bylaws of the Company, adopted September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2016.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
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

4.5
Supplemental Indenture No. 7, dated as of July 20, 2012, between the Company and U.S. Bank National Association, related to 5.625% Senior Notes due 2042, including form thereof (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated July 20, 2012, File No. 001-15319.)

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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2017.)

10.2
Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2017, among certain subsidiaries of the Company, as landlord, and certain subsidiaries of Five Star Senior Living Inc., as tenant. (Filed herewith.)

10.3
Amended and Restated Credit Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Filed herewith.)

10.4
Amended and Restated $200 Million Term Loan Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Filed herewith.)

10.5
Second Amendment to $350 Million Term Loan Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Five Star Senior Living Inc., regarding the community known as The Millcroft Community. (Filed herewith.)

99.2
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Five Star Senior Living Inc., regarding the senior living community known as The Remington Club. (Filed herewith.)

99.3
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Five Star Senior Living Inc., regarding the senior living community known as Tiffany Court. (Filed herewith.)

99.4	Press Release dated August 1, 2017 (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

Dated: August 3, 2017

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: August 3, 2017