Form 10-Q
period 2017-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2017-11-09
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of registrant’s common shares outstanding as of November 8, 2017: 237,630,409

SENIOR HOUSING PROPERTIES TRUST
FORM 10-Q

September 30, 2017

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$814,137	$803,773
Buildings and improvements	7,023,311	6,926,750
	7,837,448	7,730,523
Accumulated depreciation	(1,475,360)	(1,328,011)
	6,362,088	6,402,512

Cash and cash equivalents	28,870	31,749
Restricted cash	14,088	3,829
Acquired real estate leases and other intangible assets, net	463,802	514,446
Other assets, net	318,893	275,218
Total assets	$7,187,741	$7,227,754

LIABILITIES AND EQUITY
Unsecured revolving credit facility	$471,000	$327,000
Unsecured term loans, net	547,253	547,058
Senior unsecured notes, net	1,724,936	1,722,758
Secured debt and capital leases, net	815,500	1,117,649
Accrued interest	32,185	18,471
Assumed real estate lease obligations, net	98,498	106,038
Other liabilities	210,814	189,375
Total liabilities	3,900,186	4,028,349

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,630,409 and 237,544,479 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2,376	2,375
Additional paid in capital	4,609,029	4,533,456
Cumulative net income	1,701,495	1,618,885
Cumulative other comprehensive income	66,310	34,549
Cumulative distributions	(3,267,792)	(2,989,860)
Total equity attributable to common shareholders	3,111,418	3,199,405
Noncontrolling interest:
Total equity attributable to noncontrolling interest	176,137	—
Total equity	3,287,555	3,199,405
Total liabilities and equity	$7,187,741	$7,227,754
 See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$168,348	$165,503	$501,437	$490,922
Residents fees and services	98,331	98,480	294,816	292,803
Total revenues	266,679	263,983	796,253	783,725

Expenses:
Property operating expenses	104,714	103,347	308,565	298,776
Depreciation and amortization	66,619	72,344	209,463	214,938
General and administrative	19,883	12,107	57,889	34,931
Acquisition and certain other transaction related costs	—	824	292	1,443
Impairment of assets	—	4,578	5,082	16,930
Total expenses	191,216	193,200	581,291	567,018

Operating income	75,463	70,783	214,962	216,707

Dividend income	659	659	1,978	1,449
Interest and other income	128	89	323	330
Interest expense	(40,105)	(43,438)	(124,394)	(123,837)
Loss on early extinguishment of debt	(274)	(84)	(7,627)	(90)
Income from continuing operations before income tax expense and equity in earnings of an investee	35,871	28,009	85,242	94,559
Income tax expense	(109)	(119)	(300)	(318)
Equity in earnings of an investee	31	13	533	107
Income before gain on sale of properties	35,793	27,903	85,475	94,348
Gain on sale of properties	—	—	—	4,061
Net income	35,793	27,903	85,475	98,409
Net income attributable to noncontrolling interest	(1,379)	—	(2,865)	—
Net income attributable to common shareholders	$34,414	$27,903	$82,610	$98,409

Other comprehensive income:
Unrealized gain on investments in available for sale securities	7,333	16,562	26,383	56,680
Amounts reclassified from cumulative other comprehensive income to net income	—	—	5,082	—
Equity in unrealized gain of an investee	116	80	296	175
Other comprehensive income	7,449	16,642	31,761	56,855
Comprehensive income	43,242	44,545	117,236	155,264
Comprehensive income attributable to noncontrolling interest	(1,379)	—	(2,865)	—
Comprehensive income attributable to common shareholders	$41,863	$44,545	$114,371	$155,264

Weighted average common shares outstanding (basic)	237,421	237,347	237,404	237,329
Weighted average common shares outstanding (diluted)	237,460	237,396	237,445	237,369

Per common share amounts (basic and diluted):
Net income attributable to common shareholders	$0.14	$0.12	$0.35	$0.41

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$85,475	$98,409
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	209,463	214,938
Amortization of debt issuance costs and debt discounts and premiums	4,050	4,272
Straight line rental income	(10,485)	(13,598)
Amortization of acquired real estate leases and other intangible assets	(3,963)	(3,795)
Loss on early extinguishment of debt	7,627	90
Impairment of assets	5,082	16,930
Gain on sale of properties	—	(4,061)
Other non-cash adjustments	(2,829)	(2,828)
Equity in earnings of an investee	(533)	(107)
Change in assets and liabilities:
Restricted cash	(10,259)	(170)
Other assets	(390)	2,990
Accrued interest	13,714	16,156
Other liabilities	27,438	13,170
Net cash provided by operating activities	324,390	342,396

Cash flows from investing activities:
Real estate acquisitions and deposits	(34,227)	(188,523)
Real estate improvements	(89,710)	(72,455)
Proceeds from sale of properties	—	29,179
Net cash used for investing activities	(123,937)	(231,799)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes	—	250,000
Proceeds from borrowings on revolving credit facility	572,000	505,000
Proceeds from issuance of secured debt	—	620,000
Repayments of borrowings on revolving credit facility	(428,000)	(1,065,000)
Repayment of other debt	(303,964)	(127,202)
Loss on early extinguishment of debt settled in cash	(5,485)	—
Payment of debt issuance costs	(6,836)	(12,016)
Repurchase of common shares	(341)	(416)
Proceeds from noncontrolling interest, net	255,813	—
Distributions to noncontrolling interest	(8,587)	—
Distributions to shareholders	(277,932)	(277,846)
Net cash used for financing activities	(203,332)	(107,480)

(Decrease) increase in cash and cash equivalents	(2,879)	3,117
Cash and cash equivalents at beginning of period	31,749	37,656
Cash and cash equivalents at end of period	$28,870	$40,773

Supplemental cash flows information:
Interest paid	$106,629	$103,409
Income taxes paid	$441	$363

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

In March 2017, we entered a joint venture with a sovereign investor for one of our properties leased to medical providers, medical related business, clinics and biotech laboratory tenants, or a MOB (two buildings), located in Boston, Massachusetts. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,112,959 as of September 30, 2017 and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $721,769 as of September 30, 2017 and consist primarily of the mortgage debts on the property. The sovereign investor's interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Note 7 for further information about this joint venture.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance is not expected to have a material impact in our condensed consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share based payment award are subject to the guidance on modification accounting under ASC 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share based payment award are the same immediately before and after a change to the terms or conditions of the award. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are continuing to evaluate ASU No. 2017-09; however, we do not expect its adoption to have a material impact in our condensed consolidated financial statements.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3.  Real Estate Properties

At September 30, 2017, we owned 435 properties (461 buildings) located in 42 states and Washington, D.C.

Acquisitions:

MOBs:

In January 2017, we acquired one MOB (one building) located in Kansas with approximately 117,000 square feet for a purchase price of approximately $15,106, including closing costs of $35.

In July 2017, we acquired one MOB (one building) located in Maryland with approximately 59,000 square feet for a purchase price of approximately $16,601, including closing costs of $383.

We funded these asset acquisitions using cash on hand and borrowings under our revolving credit facility. The allocations of the purchase prices for these acquisitions are as follows:

Date	Location	Number of Properties	Number of Buildings	Square Feet (000’s)	Cash Paid plus Assumed Debt (1)	Land	Building and Improvements	Acquired Real Estate Leases (2)
1/17/2017	Kansas	1	1	117	$15,106	$1,522	$7,246	$6,338
7/12/2017	Maryland	1	1	59	16,601	6,138	6,526	3,937
		2	2	176	$31,707	$7,660	$13,772	$10,275

(1)	Amount includes the cash we paid and various closing settlement adjustments, as well as closing costs.

(2)	The weighted average amortization periods for acquired real estate leases at the time of these acquisitions was 7.8 years.

In October 2017, we acquired two MOBs (two buildings) located in Minnesota and North Carolina with a total of approximately 255,000 square feet for an aggregate purchase price of approximately $38,650, excluding closing costs.

In August and October 2017, we entered agreements to acquire two MOBs (two buildings) located in California and Kansas with a total of approximately 302,000 square feet for an aggregate purchase price of approximately $71,100, excluding closing costs. These acquisitions are subject to conditions; accordingly, we may not acquire these properties, these acquisitions may be delayed or the terms may change.

In November 2017, we entered a transaction agreement with Five Star Senior Living Inc., or Five Star, pursuant to which we agreed to acquire six senior living communities from Five Star. The aggregate purchase price for these six senior living communities is approximately $104,000, including our assumption of $33,696 of mortgage debt securing certain of these senior living communities with a weighted average annual interest rate of 6.2% and excluding closing costs. The closings of these acquisitions are expected to occur as third party approvals are received between now and the end of the first quarter of 2018. These acquisitions are subject to conditions; accordingly, we may not acquire these senior living communities, these acquisitions may be delayed or the terms may change. See Note 10 for further information regarding this transaction.

Impairment and Held for Sale:

We periodically evaluate our assets for impairments. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected asset by comparing it to the expected future undiscounted net cash flows to be generated from that asset. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value. We did not record any impairment charges for our real estate properties during the nine months ended September 30, 2017. See Note 4 for further information regarding other than temporary impairment losses recorded in 2017 on our investments in available for sale securities.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4.  Investments in Available for Sale Securities

At September 30, 2017, we owned 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc. We classify these shares as available for sale securities and carry them at fair value in other assets in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders’ equity. Our historical cost basis for these shares is $69,826. At September 30, 2017, our investment in RMR Inc. had a fair value of $135,431, resulting in a cumulative unrealized gain of $65,605 based on RMR Inc.’s quoted share price on The Nasdaq Stock Market LLC, or the Nasdaq, at September 30, 2017 ($51.35 per share).

At September 30, 2017, we owned 4,235,000 common shares of Five Star. We classify these shares as available for sale securities and carry them at fair value in other assets in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders’ equity. In performing our periodic evaluation of other than temporary impairment on our investment in Five Star for the second quarter of 2017, we determined that, based upon the length of time and the extent to which the market value of our Five Star investment was below the carrying value of our Five Star investment, the decline in fair value should be deemed to be other than temporary at June 30, 2017. Accordingly, we recorded a loss on impairment of $5,082 to reduce the carrying value of our Five Star investment to its estimated fair value during the second quarter of 2017. We determined the fair value using the closing price of Five Star's common shares on the Nasdaq on June 30, 2017 ($1.50 per share). At September 30, 2017, our Five Star investment had an adjusted cost basis of $6,353 and a fair value of $6,564, resulting in a cumulative unrealized gain of $211 based on Five Star's per share market price at September 30, 2017 ($1.55 per share).

See Notes 6 and 12 for further information regarding our investments in available for sale securities.

Note 5.  Indebtedness

Our principal debt obligations at September 30, 2017 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (f) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount unsecured term loan due 2020; (4) our $200,000 principal amount unsecured term loan due 2022; and (5) $806,418 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 24 of our properties (25 buildings) with maturity dates between 2018 and 2043.  The 24 mortgaged properties (25 buildings) had a carrying value (before accumulated depreciation) of $1,232,275 at September 30, 2017.  We also had two properties subject to capital leases with lease obligations totaling $10,892 at September 30, 2017; these two properties had a carrying value (before accumulated depreciation) of $36,234 at September 30, 2017, and the capital leases expire in 2026.

In April 2017, we prepaid a mortgage note secured by 17 of our properties with an outstanding principal balance of approximately $277,837 plus an aggregate premium of $5,449 plus accrued interest, a maturity date in September 2019 and an annual interest rate of 6.71%. In May 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $10,579, a maturity date in August 2017 and an annual interest rate of 6.15%. In June 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $8,807, a maturity date in August 2037 and an annual interest rate of 5.95%. We recorded loss on early extinguishment of debt of $7,353 for the nine months ended September 30, 2017 related to these prepayments.

We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  In August 2017, we amended the agreement governing our revolving credit facility. As a result of the amendment, the interest rate payable on borrowings under the facility was reduced from LIBOR plus a premium of 130 basis points per annum to LIBOR plus a premium of 120 basis points per annum, and the facility fee was reduced from 30 basis points per annum to 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of the facility was extended from January 15, 2018 to January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

under the facility may be increased to up to $2,000,000. In connection with this amendment, in August 2017 we recorded loss on early extinguishment of debt of $149 to write off unamortized debt issuance costs.

As of September 30, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.4%. The weighted average annual interest rates for borrowings under our revolving credit facility were 2.5% and 1.8% for the three months ended September 30, 2017 and 2016, respectively, and 2.3% and 1.7% for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had $471,000 outstanding and $529,000 available for borrowing, and as of November 8, 2017, we had $485,000 outstanding and $515,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $3,512 and $2,024 for the three months ended September 30, 2017 and 2016, respectively, and $8,538 and $9,159 for the nine months ended September 30, 2017 and 2016, respectively.

Our $350,000 term loan matures in January 2020, and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. At September 30, 2017, the annual interest rate payable on amounts outstanding under this term loan was 2.6%.  The weighted average annual interest rate for amounts outstanding under this term loan was 2.6% and 1.9% for the three months ended September 30, 2017 and 2016, respectively, and 2.4% and 1.9% for the nine months ended September 30, 2017 and 2016, respectively. We incurred interest expense and other associated costs related to this term loan of $2,363 and $1,707 for the three months ended September 30, 2017 and 2016, respectively, and $6,419 and $4,956 for the nine months ended September 30, 2017 and 2016, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.

Our $200,000 term loan matures in September 2022, and is prepayable without penalty at any time beginning in September 2017. At September 30, 2017, the annual interest rate payable on amounts outstanding under this term loan was 2.6%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.7% and 2.3% for the three months ended September 30, 2017 and 2016, respectively, and 2.7% and 2.3% for the nine months ended September 30, 2017 and 2016, respectively. We incurred interest expense and other associated costs related to this term loan of $1,404 and $1,173 for the three months ended September 30, 2017 and 2016, respectively, and $4,129 and $3,433 for the nine months ended September 30, 2017 and 2016, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances. In August 2017, we amended the agreement governing this term loan. As a result of the amendment, the interest rate payable was reduced from LIBOR plus a premium of 180 basis points per annum to LIBOR plus a premium of 135 basis points per annum, subject to adjustment based upon changes to our credit ratings. In connection with this amendment, in August 2017 we recorded loss on early extinguishment of debt of $125 to write off unamortized debt issuance costs.

Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at September 30, 2017.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 6.  Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at September 30, 2017, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

				Significant
	Total as of	Quoted Prices in Active	Significant Other	Unobservable
	September 30,	Markets for Identical	Observable Inputs	Inputs
Description	2017	Assets (Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investments in available for sale securities (1)	$141,995	$141,995	$—	$—

(1)
Our investments in available for sale securities include our 2,637,408 shares of RMR Inc. class A common stock and our 4,235,000 Five Star common shares. The fair values of these shares are based upon quoted prices at September 30, 2017 in active markets (Level 1 inputs). See Notes 4 and 12 for further information on our investments in available for sale securities.

In addition to the assets described in the table above, our financial instruments at September 30, 2017 and December 31, 2016 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of September 30, 2017		As of December 31, 2016
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$1,724,936	$1,823,535	$1,722,758	$1,755,715
Secured debt (2)	804,608	782,175	1,106,183	1,090,515
	$2,529,544	$2,605,710	$2,828,941	$2,846,230

(1)	Includes unamortized debt issuance costs, premiums and discounts.

(2)
We assumed certain of these secured debts in connection with our acquisitions of certain properties. We recorded the assumed mortgage debts at estimated fair value on the date of acquisition and we are amortizing the fair value adjustments, if any, to interest expense over the respective terms of the mortgage debts to adjust interest expense to the estimated market interest rates as of the date of acquisition.

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on the Nasdaq (a Level 1 input) as of September 30, 2017. We estimated the fair values of our four issuances of senior unsecured notes due 2019, 2020, 2021 and 2024 using an average of the bid and ask price on or about September 30, 2017 (Level 2 inputs as defined in the fair value hierarchy under GAAP).  We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 7. Noncontrolling Interest

In March 2017, we entered a joint venture with a sovereign investor for one of our MOBs (two buildings) located in Boston, Massachusetts. The investor contributed approximately $260,891 for a 45% equity interest in the joint venture, and we retained the remaining 55% equity interest in the joint venture. Net proceeds from this transaction were approximately $255,813, after transaction costs. We continue to effectively control this property and therefore continue to account for this property on a consolidated basis in our condensed consolidated financial statements under the VIE model.

This transaction was considered a partial sale of real estate that did not result in profit recognition under the full accrual method due to our continuing involvement in the entity. We recognized a noncontrolling interest in our condensed consolidated balance sheets of approximately $181,859 as of completion of the transaction, which was equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was approximately $73,954, has been reflected as an increase in additional paid in capital in our condensed consolidated balance sheets. The portion of the joint venture's net income and

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

comprehensive income not attributable to us, or $1,379 and $2,865 for the three and nine months ended September 30, 2017, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. We made aggregate cash distributions to our joint venture partner of $5,105 and $8,587 during the three and nine months ended September 30, 2017, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of September 30, 2017, this joint venture held real estate assets with an aggregate net book value of $989,432, subject to mortgage debts of $620,000.

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

On June 30, 2017, we purchased 516 of our common shares, valued at $20.44 per share, the closing price of our common shares on the Nasdaq on that day, from former employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with vesting of awards of our common shares.

On September 14, 2017, we granted an aggregate of 88,100 of our common shares to our officers and certain other employees of RMR LLC, valued at $19.78 per share, the closing price of our common shares on the Nasdaq on that day.

On September 19, 2017, we purchased an aggregate of 16,654 of our common shares, valued at $19.85 per share, the closing price of our common shares on the Nasdaq on that day, from certain employees of RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

Distributions:

On February 21, 2017, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,642, that was declared on January 13, 2017 and was payable to shareholders of record on January 23, 2017. On May 18, 2017, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,642, that was declared on April 11, 2017 and was payable to shareholders of record on April 21, 2017. On August 17, 2017, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,648, that was declared on July 12, 2017 and was payable to shareholders of record on July 24, 2017. On October 12, 2017, we declared a regular quarterly distribution payable to common shareholders of record on October 23, 2017 of $0.39 per share, or approximately $92,676. We expect to pay this distribution on or about November 16, 2017.

Note 9.  Segment Reporting

As of September 30, 2017, we have four operating segments, of which three are separate reporting segments. We aggregate our triple net leased senior living communities, our managed senior living communities and our MOBs into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and with respect to which we receive rents from the operators. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. The third reporting segment includes MOBs where the tenants pay us rent. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2017
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$67,662	$—	$96,116	$4,570	$168,348
Residents fees and services	—	98,331	—	—	98,331
Total revenues	67,662	98,331	96,116	4,570	266,679

Expenses:
Property operating expenses	—	75,556	29,158	—	104,714
Depreciation and amortization	20,629	12,691	32,351	948	66,619
General and administrative	—	—	—	19,883	19,883
Total expenses	20,629	88,247	61,509	20,831	191,216

Operating income (loss)	47,033	10,084	34,607	(16,261)	75,463

Dividend income	—	—	—	659	659
Interest and other income	—	—	—	128	128
Interest expense	(655)	(1,172)	(6,172)	(32,106)	(40,105)
Loss on early extinguishment of debt	—	—	—	(274)	(274)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	46,378	8,912	28,435	(47,854)	35,871
Income tax expense	—	—	—	(109)	(109)
Equity in earnings of an investee	—	—	—	31	31
Net income (loss)	46,378	8,912	28,435	(47,932)	35,793
Net income attributable to noncontrolling interest	—	—	(1,379)	—	(1,379)
Net income (loss) attributable to common shareholders	$46,378	$8,912	$27,056	$(47,932)	$34,414

	As of September 30, 2017
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,270,952	$1,241,190	$3,290,138	$385,461	$7,187,741

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2016
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$66,520	$—	$94,404	$4,579	$165,503
Residents fees and services	—	98,480	—	—	98,480
Total revenues	66,520	98,480	94,404	4,579	263,983

Expenses:
Property operating expenses	47	74,763	28,537	—	103,347
Depreciation and amortization	19,727	20,747	30,922	948	72,344
General and administrative	—	—	—	12,107	12,107
Acquisition and certain other transaction related costs	—	—	—	824	824
Impairment of assets	2,191	2,394	(7)	—	4,578
Total expenses	21,965	97,904	59,452	13,879	193,200

Operating income (loss)	44,555	576	34,952	(9,300)	70,783

Dividend income	—	—	—	659	659
Interest and other income	—	—	—	89	89
Interest expense	(6,228)	(2,104)	(5,599)	(29,507)	(43,438)
Loss on early extinguishment of debt	—	(84)	—	—	(84)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	38,327	(1,612)	29,353	(38,059)	28,009
Income tax expense	—	—	—	(119)	(119)
Equity in earnings of an investee	—	—	—	13	13
Net income (loss)	$38,327	$(1,612)	$29,353	$(38,165)	$27,903

	As of December 31, 2016
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,289,045	$1,260,032	$3,333,141	$345,536	$7,227,754

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2017
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$202,340	$—	$285,413	$13,684	$501,437
Residents fees and services	—	294,816	—	—	294,816
Total revenues	202,340	294,816	285,413	13,684	796,253

Expenses:
Property operating expenses	—	224,585	83,980	—	308,565
Depreciation and amortization	61,434	49,295	95,890	2,844	209,463
General and administrative	—	—	—	57,889	57,889
Acquisition and certain other transaction related costs	—	—	—	292	292
Impairment of assets	—	—	—	5,082	5,082
Total expenses	61,434	273,880	179,870	66,107	581,291

Operating income (loss)	140,906	20,936	105,543	(52,423)	214,962

Dividend income	—	—	—	1,978	1,978
Interest and other income	—	—	—	323	323
Interest expense	(8,205)	(3,523)	(18,742)	(93,924)	(124,394)
Loss on early extinguishment of debt	(7,294)	—	(59)	(274)	(7,627)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	125,407	17,413	86,742	(144,320)	85,242
Income tax expense	—	—	—	(300)	(300)
Equity in earnings of an investee	—	—	—	533	533
Net income (loss)	125,407	17,413	86,742	(144,087)	85,475
Net income attributable to noncontrolling interest	—	—	(2,865)	—	(2,865)
Net income (loss) attributable to common shareholders	$125,407	$17,413	$83,877	$(144,087)	$82,610

	As of September 30, 2017
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,270,952	$1,241,190	$3,290,138	$385,461	$7,187,741

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2016
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$198,269	$—	$278,964	$13,689	$490,922
Residents fees and services	—	292,803	—	—	292,803
Total revenues	198,269	292,803	278,964	13,689	783,725

Expenses:
Property operating expenses	833	218,582	79,361	—	298,776
Depreciation and amortization	58,401	60,905	92,788	2,844	214,938
General and administrative	—	—	—	34,931	34,931
Acquisition and certain other transaction related costs	—	—	—	1,443	1,443
Impairment of assets	6,583	2,394	7,953	—	16,930
Total expenses	65,817	281,881	180,102	39,218	567,018

Operating income (loss)	132,452	10,922	98,862	(25,529)	216,707

Dividend income	—	—	—	1,449	1,449
Interest and other income	—	—	—	330	330
Interest expense	(18,892)	(7,332)	(7,398)	(90,215)	(123,837)
Loss on early extinguishment of debt	—	(90)	—	—	(90)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	113,560	3,500	91,464	(113,965)	94,559
Income tax expense	—	—	—	(318)	(318)
Equity in earnings of an investee	—	—	—	107	107
Income (loss) from before gain on sale of properties	113,560	3,500	91,464	(114,176)	94,348
Gain on sale of properties	4,061	—	—	—	4,061
Net income (loss)	$117,621	$3,500	$91,464	$(114,176)	$98,409

	As of December 31, 2016
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,289,045	$1,260,032	$3,333,141	$345,536	$7,227,754

Note 10. Leases and Management Agreements with Five Star
Our Senior Living Communities Leased by Five Star. We are Five Star’s largest landlord and Five Star is our largest tenant. As of September 30, 2017 and 2016, we leased 185 and 183 senior living communities to Five Star, respectively. We lease senior living communities to Five Star pursuant to five leases with Five Star. We recognized total rental income from Five Star of $51,333, and $50,417 for the three months ended September 30, 2017 and 2016, respectively, and $153,441 and $146,758 for the nine months ended September 30, 2017 and 2016, respectively. These amounts exclude percentage rent payments we received from Five Star of $1,353 and $1,367 for the three months ended September 30, 2017 and 2016, respectively, and $4,190 and $4,228 for the nine months ended September 30, 2017 and 2016, respectively. We determine actual percentage rent due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met. As of September 30,

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

2017 and December 31, 2016, we had rents receivable from Five Star of $17,120 and $18,320, respectively, which amounts are included in other assets in our condensed consolidated balance sheets. Rental income from Five Star represented 19.2% and 19.3% of our total revenues for the three and nine months ended September 30, 2017, respectively, and the properties Five Star leases from us represented 27.5% of our total gross book value of real estate assets as of September 30, 2017.
Pursuant to the terms of our leases with Five Star, for the nine months ended September 30, 2017 and 2016, we funded $30,698 and $15,306, respectively, of improvements to communities leased to Five Star. As a result, the annual rent payable to us by Five Star increased by approximately $2,464 and $1,228, respectively. During the quarter ended June 30, 2017, we and Five Star agreed to amend the applicable lease for certain construction, expansion and development projects at two senior living communities we own and lease to Five Star. If and when Five Star requests that we purchase improvements related to these specific projects from them, Five Star’s annual rent payable to us will increase by an amount equal to the interest rate then applicable to our borrowings under our revolving credit facility plus 2% per annum of the amount we purchased. This amount of increased rent will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, Five Star’s annual rent payable to us will be revised to equal the amount determined pursuant to the capital improvement formula specified in the applicable lease.

In August 2017, we acquired a land parcel from Five Star adjacent to a senior living community located in Delaware that we lease to Five Star for $750, excluding closing costs. This land parcel was added to the applicable lease and Five Star’s annual minimum rent payable to us increased by $33 in accordance with the terms of that lease.

In June 2016, we acquired seven senior living communities from Five Star for an aggregate purchase price of $112,350, and we simultaneously leased these communities back to Five Star under a new long term lease agreement.

Our Senior Living Communities Managed by Five Star. Five Star managed 68 and 63 senior living communities for our account as of September 30, 2017 and 2016, respectively. We lease our senior living communities that are managed by Five Star and include assisted living units or skilled nursing facility, or SNF, units to our TRSs and Five Star manages these communities pursuant to long term management agreements. We incurred management fees payable to Five Star of $3,414 and $3,070 for the three months ended September 30, 2017 and 2016, respectively, and $10,531 and $8,689 for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
In addition to management services to us, Five Star also provides certain other services to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for these services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees of $1,884 and $1,866 for the three months ended September 30, 2017 and 2016, respectively, and $5,713 and $5,755 for the nine months ended September 30, 2017 and 2016, respectively, for rehabilitation services Five Star provided at senior living communities it manages for us and that are payable by us; we include these amounts in property operating expenses in our condensed consolidated statement of comprehensive income.

In November 2017, we entered a transaction agreement with Five Star pursuant to which we agreed to acquire six senior living communities from Five Star. We will enter management and pooling agreements with Five Star as we acquire these communities for Five Star to manage these senior living communities for us. The aggregate purchase price for these six senior living communities is approximately $104,000, including our assumption of approximately $33,696 of mortgage debt securing certain of these senior living communities and excluding closing costs. These acquisitions are subject to conditions, including our assumption of certain applicable mortgage debt and receipt of any applicable regulatory approvals. We expect to complete these acquisitions as third party approvals are received between now and the end of the first quarter of 2018; however, the conditions to our acquisitions of these senior living communities may not be met and some or all of these acquisitions and related management and pooling arrangements may not occur, may be delayed or the terms may change.

The management agreements we and Five Star will enter in connection with our acquisitions of these senior living communities will be combined pursuant to two new pooling agreements to be entered between us and Five Star. The first new pooling agreement will combine the management agreements for five of these senior living communities. Pursuant to the terms of the management and pooling agreements to be entered for these five senior living communities, we will pay Five Star a

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

management fee equal to 5% of the gross revenues realized at these communities plus reimbursement for Five Star’s direct costs and expenses related to its operation of these communities, as well as an annual incentive fee equal to 20% of the annual net operating income of such communities remaining after we realize an annual minimum return equal to 7% of our invested capital for these senior living communities. The second new pooling agreement will include one management agreement for a senior living community that is subject to an ongoing construction, expansion and development project. The terms of the management and pooling agreements to be entered for this senior living community will be substantially the same as the terms of the management and pooling agreements for the other five senior living communities, except that our annual minimum return on invested capital related to the ongoing, construction and development project at this community will be an amount equal to the interest rate then applicable to borrowings under our revolving credit facility plus 2% per annum. This amount of minimum return will apply until the earlier of 12 months after a certificate of occupancy is issued with respect to the project and the third anniversary of our acquisition of this community; thereafter, the amount of annual minimum return on invested capital related to this project will be 7% of our invested capital. Also pursuant to the terms of the management and pooling agreements to be entered for these six senior living communities, we will pay Five Star a fee for its management of capital expenditure projects at these senior living communities equal to 3% of amounts funded by us. The terms of these management and pooling agreements will expire in 2041 and will be subject to automatic renewals, unless earlier terminated or timely notices of nonrenewal are delivered.

Also in November 2017, we amended our preexisting pooling agreements with Five Star, among other things, to provide that, with respect to our right to terminate all of the management agreements covered by a preexisting pooling agreement if we do not receive our annual minimum return under such agreement in each of three consecutive years, the commencement year for the measurement period for determining whether the specified annual minimum return under the applicable pooling agreement has been achieved will be 2017.

During the quarter ended June 30, 2017, we and Five Star agreed to amend the applicable management and pooling agreements for a construction, expansion and development project at a senior living community that we own and that is managed by Five Star. Our minimum return on invested capital for this specific project will increase by an amount equal to the interest rate then applicable to our borrowings under our revolving credit facility plus 2% per annum. This amount of increased minimum return will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, the amount of annual minimum return on invested capital will be revised to equal the amount determined pursuant to the applicable management and pooling agreements. We and Five Star also agreed that the commencement of the measurement period for determining whether the specified annual minimum return under the applicable management and pooling agreements has been achieved will be deferred until 12 months after a certificate of occupancy is issued with respect to the project.
Simultaneously with the June 2016 sale and leaseback transaction, we and Five Star terminated three of our four then existing pooling agreements and entered 10 new pooling agreements that combine our management agreements with Five Star for senior living communities that include assisted living units or SNF units. Pursuant to these management agreements and the pooling agreements, Five Star receives management fees equal to either 3% or 5% of the gross revenues realized at the applicable communities, reimbursement for its direct costs and expenses related to such communities, annual incentive fees if certain operating results at those communities are achieved and fees for its supervision of capital expenditure projects at those communities equal to 3% of amounts funded by us.
Under the pooling agreements, the calculations of Five Star's fees and of our annual minimum returns related to management agreements that include assisted living units that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements. However, for certain communities, the pooling agreements reduced our annual minimum returns, and, with respect to 10 communities, reset the annual minimum returns we receive before Five Star is paid incentive fees to specified amounts. For those management agreements that include assisted living units that became effective from and after May 2015, the pooling agreements increased the management fees Five Star receives from 3% to 5% of the gross revenues realized at the applicable communities, and changed the potential annual incentive fees from 35% to 20% of the annual net operating income, or NOI, of the applicable communities remaining after we realize our requisite annual minimum returns.

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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $17,744 and $9,609 for the three months ended September 30, 2017 and 2016, respectively, and $50,956 and $27,199 for the nine months ended September 30, 2017 and 2016, respectively. The business management fees for the three and nine months ended September 30, 2017 also include $725 and $1,512, respectively, of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement. The business management fees for the three and nine months ended September 30, 2017 included estimated annual incentive fees for 2017 of $8,022 and $22,048, respectively, based on our common share total return, as defined, as of September 30, 2017. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of annual incentive fees payable to RMR LLC for 2017, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2017, and will be payable in 2018. The net business management fees we recognized for the 2017 and 2016 periods are included in general and administrative expense in our consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,736 and $2,961 for the three months ended September 30, 2017 and 2016, respectively, and $8,034 and $8,193 for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $2,353 and $2,482 for property management related expenses for the three months ended September 30, 2017 and 2016, respectively, and $7,116 and $6,781 for the nine months ended September 30, 2017 and 2016, respectively, which amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC's costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $72 and $34 for the three months ended September 30, 2017 and 2016, respectively, and $206 and $168 for the nine months ended September 30, 2017 and 2016, respectively, which amounts are included in general and administrative expense in our condensed consolidated statements of comprehensive income.

Note 12. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc., Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
Five Star.  We are currently one of Five Star’s largest stockholders. As of September 30, 2017, we owned 4,235,000 of Five Star’s common shares, or approximately 8.5% of Five Star’s outstanding common shares.  Five Star is our largest tenant and the manager of our managed senior living communities. As of September 30, 2017, our Managing Trustees, the controlling shareholders of RMR LLC's parent, beneficially owned, directly and indirectly, 36.7% of Five Star's outstanding common shares. RMR LLC provides management services to both us and Five Star. See Note 10 for further information regarding our relationships, agreements and transactions with Five Star and Note 4 for further information regarding our investment in Five Star.
Our Manager, RMR LLC. See Note 11 for further information regarding our management agreements with RMR LLC.
We have historically granted share awards to certain RMR LLC employees under our equity compensation plans. In September 2017 and 2016, we granted annual share awards of 88,100 and 79,650 of our common shares, respectively, to our officers and certain other employees of RMR LLC. In September 2017 and 2016, we purchased 16,654 and 17,667 of our common shares, respectively, at the closing price of our common shares on the Nasdaq on the date of purchase, from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include the amounts recognized as expense for share awards to RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

RMR Inc. RMR LLC is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. As of September 30, 2017, we owned 2,637,408 shares of class A common stock of RMR Inc.  See Note 4 for further information regarding our investment in RMR Inc.
AIC. We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC; we also have a one year standalone insurance policy that provides coverage for our MOB (two buildings) located in Boston, Massachusetts that is owned in our joint venture arrangement, which we obtained as a part of this insurance program. We (including our consolidated joint venture) currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $2,433 in connection with this insurance program for the policy year ending June 30, 2018, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of September 30, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,945 and $7,116, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC.
For further information about these and certain other related person relationships and transactions, please refer to our Annual Report.

Note 13.  Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT.  During the three months ended September 30, 2017 and 2016, we recognized income tax expense of $109 and $119, respectively, and during the nine months ended September 30, 2017 and 2016, we recognized income tax expense of $300 and $318, respectively.

Note 14. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares for basic earnings per share	237,421	237,347	237,404	237,329
Effect of dilutive securities: unvested share awards	39	49	41	40
Weighted average common shares for diluted earnings per share	237,460	237,396	237,445	237,369

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.

We are a REIT organized under Maryland law. At September 30, 2017, we owned 435 properties (461 buildings) located in 42 states and Washington, D.C.  At September 30, 2017, the undepreciated carrying value of our real estate assets was $8.5 billion. For the three months ended September 30, 2017, 97% of our NOI came from properties where a majority of the revenues are paid from our residents’ and tenants’ private resources.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands, except investment per unit or square foot data):

		Number of				Investment per		% of		% of
	Number of	Units or		Carrying Value	% of Total	Unit or	Q3 2017	Q3 2017	Q3 2017	Q3 2017
(As of September 30, 2017)	Properties	Square Feet		of Investment (1)	Investment	Square Foot (2)	Revenues	Revenues	NOI (3)	NOI (3)
Facility Type
Independent living (4)	68	16,452		$2,373,413	28.0%	$144,263	$88,539	33.2%	$45,939	28.4%
Assisted living (4)	197	14,444		2,121,398	25.1%	$146,871	73,213	27.5%	40,257	24.9%
Skilled nursing facilities (4)	39	4,131		188,514	2.2%	$45,634	4,241	1.6%	4,241	2.6%
Subtotal senior living communities	304	35,027		4,683,325	55.3%	$133,706	165,993	62.3%	90,437	55.9%
MOBs (5)	121	11,611,203	sq. ft.	3,602,819	42.6%	$310	96,116	36.0%	66,958	41.3%
Wellness centers	10	812,000	sq. ft.	178,172	2.1%	$219	4,570	1.7%	4,570	2.8%
Total	435			$8,464,316	100.0%		$266,679	100.0%	$161,965	100.0%

Tenant / Operator / Managed Properties

Five Star	185	20,187		$2,326,945	27.5%	$115,269	$51,337	19.2%	$51,337	31.7%
Sunrise / Marriott (6)	4	1,619		126,326	1.5%	$78,027	3,132	1.2%	3,132	1.9%
Brookdale	18	894		69,669	0.8%	$77,930	1,810	0.7%	1,810	1.1%
11 private senior living companies (combined)	29	3,520		569,006	6.7%	$161,649	11,383	4.3%	11,383	7.0%
Subtotal triple net leased senior living communities	236	26,220		3,091,946	36.5%	$117,923	67,662	25.4%	67,662	41.7%
Managed senior living communities (7)	68	8,807		1,591,379	18.8%	$180,695	98,331	36.9%	22,775	14.2%
Subtotal senior living communities	304	35,027		4,683,325	55.3%	$133,706	165,993	62.3%	90,437	55.9%
MOBs (5)	121	11,611,203	sq. ft.	3,602,819	42.6%	$310	96,116	36.0%	66,958	41.3%
Wellness centers	10	812,000	sq. ft.	178,172	2.1%	$219	4,570	1.7%	4,570	2.8%
Total	435			$8,464,316	100.0%		$266,679	100.0%	$161,965	100.0%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage				Occupancy
	2017		2016		2017	2016
Five Star	1.16	x	1.23	x	83.0%	84.2%
Sunrise / Marriott (6)	2.07	x	1.94	x	92.7%	90.3%
Brookdale	2.44	x	2.71	x	83.2%	86.6%
11 private senior living companies (combined)	1.23	x	1.26	x	88.5%	88.4%
Subtotal triple net leased senior living communities	1.26	x	1.33	x	84.3%	85.3%
Managed senior living communities (7)	NA		NA		86.3%	87.5%
Subtotal senior living communities	1.26	x	1.33	x	84.8%	85.8%
MOBs (5)	NA		NA		95.8%	95.9%
Wellness centers	1.80	x	1.90	x	100.0%	100.0%
Total	1.29	x	1.36	x

(1)	Represents gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any.

(2)	Represents carrying value of investment divided by number of living units or rentable square feet, as applicable, at September 30, 2017.

(3)	NOI is defined and calculated by reportable segment. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

(4)	Senior living communities are categorized by the type of living units which constitute a majority of the living units at the community.

(5)
These 121 MOB properties are comprised of 147 buildings.  Our MOB leases include some triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible for the operation and maintenance of the properties, and we charge tenants for some or all of the property operating costs.  A small percentage of our MOB leases are so-called "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(6)	Marriott International, Inc. guarantees the lessee’s obligations under these leases.

(7)	These senior living communities are managed by Five Star. The occupancy for the 12 month period ended, or, if shorter, from the date of acquisitions through, September 30, 2017 was 86.1%.

(8)
Operating data for MOBs are presented as of September 30, 2017 and 2016 and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended June 30, 2017 and 2016, or the most recent prior period for which tenant operating results are made available to us. Rent coverage is calculated as operating cash flows from our tenants’ facility operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, as well as data for properties sold during the periods presented.

The following tables set forth information regarding our lease expirations as of September 30, 2017 (dollars in thousands):

					Percent of	Cumulative
	Annualized Rental Income(1) (2)				Total	Percentage of
	Triple Net Leased				Annualized	Annualized
	Senior Living		Wellness		Rental Income	Rental Income
Year	Communities	MOBs	Centers	Total	Expiring (2)	Expiring (2)
2017	$—	$8,950	$—	$8,950	1.3%	1.3%
2018	—	20,318	—	20,318	3.0%	4.3%
2019	590	42,292	—	42,882	6.4%	10.7%
2020	—	32,460	—	32,460	4.8%	15.5%
2021	1,424	22,359	—	23,783	3.5%	19.0%
2022	—	27,196	—	27,196	4.1%	23.1%
2023	28,281	12,141	7,546	47,968	7.1%	30.2%
2024	69,005	38,598	—	107,603	16.1%	46.3%
2025	—	12,862	—	12,862	1.9%	48.2%
Thereafter	181,965	154,707	10,550	347,222	51.8%	100.0%
Total	$281,265	$371,883	$18,096	$671,244	100.0%

Average remaining lease term for triple net leased senior living communities, MOBs and wellness center properties (weighted by annualized rental income):  8.2 years (2)

(1)
Annualized rental income is rents pursuant to existing leases as of September 30, 2017, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Rental income amounts also include 100% of rental income as reported under GAAP from a property owned by a joint venture in which we own a 55% equity interest.

(2)
Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended September 30, 2017, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2017 — 1.2%; 2018 — 2.7%; 2019 — 5.6%; 2020 — 4.3%; 2021 — 3.1%; 2022 — 3.6%; 2023 — 6.3%; 2024 — 14.1%; 2025 —  1.7%; and thereafter — 57.4%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included in the foregoing table, the average remaining lease term for all properties (weighted by annualized rental income) would be 8.9 years.

					Percent of	Cumulative
					Total	Percentage of
	Number of Tenants (1)				Number of	Number of
	Senior Living		Wellness		Tenancies	Tenancies
Year	Communities	MOBs	Centers	Total	Expiring (1)	Expiring (1)
2017	—	69	—	69	10.2%	10.2%
2018	—	89	—	89	13.1%	23.3%
2019	1	97	—	98	14.5%	37.8%
2020	—	91	—	91	13.4%	51.2%
2021	1	73	—	74	10.9%	62.1%
2022	—	79	—	79	11.7%	73.8%
2023	2	31	1	34	5.0%	78.8%
2024	3	34	—	37	5.5%	84.3%
2025	—	26	—	26	3.7%	88.0%
Thereafter	11	69	1	81	12.0%	100.0%
Total	18	658	2	678	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs.

	Number of Living Units or Square Feet with Leases Expiring
	Living Units (1)			Square Feet (2)
	Triple Net
	Leased Senior	Percent of	Cumulative		Wellness		Percent of	Cumulative
	Living	Total Living	Percentage of		Centers		Total	Percent of
	Communities	Units	Living Units	MOBs	(Square	Total Square	Square Feet	Total Square
Year	(Units)	Expiring	Expiring	(Square Feet)	Feet)	Feet	Expiring	Feet Expiring
2017	—	—%	—%	198,077	—	198,077	1.7%	1.7%
2018	—	—%	—%	698,609	—	698,609	5.9%	7.6%
2019	175	0.7%	0.7%	1,324,791	—	1,324,791	11.1%	18.7%
2020	—	—%	0.7%	1,453,739	—	1,453,739	12.2%	30.9%
2021	361	1.4%	2.1%	697,422	—	697,422	5.8%	36.7%
2022	—	—%	2.1%	1,055,166	—	1,055,166	8.8%	45.5%
2023	2,263	8.6%	10.7%	801,553	354,000	1,155,553	9.7%	55.2%
2024	6,561	25.0%	35.7%	1,461,589	—	1,461,589	12.2%	67.4%
2025	—	—%	35.7%	537,584	—	537,584	4.5%	71.9%
Thereafter	16,860	64.3%	100.0%	2,894,849	458,000	3,352,849	28.1%	100.0%
Total	26,220	100.0%		11,123,379	812,000	11,935,379	100.0%

(1)
Excludes 8,806 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units expiring in each of the following years would be: 2017 — 0.0%; 2018 — 0.0%; 2019 — 0.5%; 2020 — 0.0%; 2021 — 1.0%; 2022 — 0.0%; 2023 — 6.5%; 2024 — 18.7%; 2025 — 0.0%; and thereafter — 73.3%.

(2)	Includes 100% of square feet from a property owned by a joint venture in which we own a 55% equity interest.

During the three months ended September 30, 2017, we entered MOB lease renewals for 352,000 leasable square feet and new leases for 50,000 leasable square feet. The weighted average annual rental rate for leases entered during the quarter was $24.61 per square foot, and these rental rates were, on a weighted average basis, 0.6% above previous rents charged for the same space.  Average lease terms for leases entered during the third quarter of 2017 were 7.2 years based on annualized rental income pursuant to existing leases as of September 30, 2017, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization. Commitments for tenant improvement costs, leasing commission costs and concessions for leases we entered during the third quarter of 2017 totaled $7.0 million, or $17.29 per square foot on average (approximately $2.40 per square foot per year of the lease term).

GENERAL INDUSTRY TRENDS

We believe that the primary market for senior living services is individuals age 75 and older, and, according to U.S. Census data, that group is projected to be among the fastest growing age cohort in the United States over the next 20 years. Also, as a result of medical advances, seniors are living longer. Due to these demographic trends, we expect the demand for senior living services to increase for the foreseeable future. Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our potential residents’ family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford the resident fees or entrance fees at our senior living communities.

The medical advances which are increasing average life spans are also causing some seniors to defer considering relocating to senior living communities, but we do not believe this factor is sufficient to offset the long term positive demographic trends causing increased demand for senior living communities for the foreseeable future.

In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although there are indications that the rate of newly started developments has recently declined, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on our tenants and manager, particularly in certain geographic markets where we own senior living communities, including Arizona, Georgia and Texas, and we expect these competitive challenges to continue for at least the next few years. These competitive challenges may prevent our tenants and manager from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents and returns we may receive and earn from our leased and managed senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline. In response to these competitive pressures, we have invested capital in our existing senior living communities and expect to continue to do so in order that our communities may remain competitive with newer communities.

The senior living industry is subject to extensive and frequently changing federal, state and local laws and regulations. For further information regarding these laws and regulations, and possible legislative and regulatory changes, see "Impact of Government Reimbursement" elsewhere in this Quarterly Report as well as in our Annual Report.

Our MOBs have been impacted by at least two major industry trends for the past 10 years which are continuing at this time and that have impacted our investment activities.

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

Second, various advances in medical science have caused a large investment in new bio-medical research companies that require office, lab and medical products manufacturing space. We believe that about half of our total investments in MOBs may be considered biotech and life science properties.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Triple net leased senior living communities	$67,662	$66,520	$202,340	$198,269
Managed senior living communities	98,331	98,480	294,816	292,803
MOBs	96,116	94,404	285,413	278,964
All other operations	4,570	4,579	13,684	13,689
Total revenues	$266,679	$263,983	$796,253	$783,725

Net income (loss) attributable to common shareholders:
Triple net leased senior living communities	$46,378	$38,327	$125,407	$117,621
Managed senior living communities	8,912	(1,612)	17,413	3,500
MOBs	27,056	29,353	83,877	91,464
All other operations	(47,932)	(38,165)	(144,087)	(114,176)
Net income attributable to common shareholders	$34,414	$27,903	$82,610	$98,409

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended September 30, 2017 to the three months ended September 30, 2016.

Triple net leased senior living communities:

	All Properties				Comparable Properties (1)
	As of and for the Three Months				As of and for the Three Months
	Ended September 30,				Ended September 30,
	2017		2016		2017		2016
Total properties	236		234		234		234
# of units	26,220		26,094		26,094		26,094
Tenant operating data (2)
Occupancy	84.3%		85.3%		84.3%		85.3%
Rent coverage	1.26	x	1.33	x	1.26	x	1.33	x

(1)	Consists of triple net leased senior living communities we have owned continuously since July 1, 2016 and excludes communities held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2017 and 2016 or the most recent prior period for which tenant operating results are made available to us.  Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified tenant operating data.  Excludes data for historical periods prior to our ownership of certain properties, as well as for properties sold during the periods presented.

Triple net leased senior living communities, all properties:

	Three Months Ended September 30,
	2017	2016	Change	% Change
Rental income	$67,662	$66,520	$1,142	1.7%
Property operating expenses	—	(47)	(47)	(100.0)%
Net operating income (NOI)	67,662	66,473	1,189	1.8%

Depreciation and amortization expense	(20,629)	(19,727)	902	4.6%
Impairment of assets	—	(2,191)	(2,191)	(100.0)%
Operating income	47,033	44,555	2,478	5.6%

Interest expense	(655)	(6,228)	(5,573)	(89.5)%
Net income	$46,378	$38,327	$8,051	21.0%

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

Rental income. Rental income increased primarily due to rents from triple net leased senior living communities we acquired since July 1, 2016, and also due to increased rents resulting from our purchase of improvements since July 1, 2016. These increases were partially offset by reduced rental income resulting from our sale of one senior living community since July 1, 2016. Rental income includes non-cash straight line rent adjustments totaling $750 and $865 for the three months ended September 30, 2017 and 2016, respectively. Rental income increased year over year on a comparable property basis by $757, primarily as a result of our purchase of improvements at certain of these communities that we have owned continuously since July 1, 2016 and the resulting increased rent, pursuant to the terms of the applicable leases.

Property operating expenses. In the third quarter of 2016, we recorded $47 of property operating expenses related to bad debt reserves associated with a lease default at a triple net leased senior living community we acquired in 2015 which was previously leased to a third party private operator. In July 2016, we terminated this lease and entered a management agreement with Five Star to manage this community for our account under a TRS structure.

Net operating income.  We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI increased due to the increase in rental income and the decrease in property operating expenses described above.  The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily as a result of our acquisitions and our purchase of improvements since July 1, 2016.

Impairment of assets. Impairment of assets charges recorded in 2016 relate to the reduction of the carrying value of a SNF that we sold during the third quarter of 2016 to its sale price less cost to sell.

Interest expense.  Interest expense relates to mortgage debts and capital leases secured by certain of these communities. The decrease in interest expense is due to our prepayment of $320,379 in aggregate principal amount of mortgage debts since July 1, 2016 with a weighted average annual interest rate of 6.7%, as well as regularly scheduled amortization of mortgage debts which secure these communities.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Total properties	68	68	62	62
# of units	8,807	8,797	8,242	8,242
Occupancy	85.8%	86.7%	86.0%	86.9%
Average monthly rate (2)	$4,243	$4,208	$4,268	$4,223

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since July 1, 2016 and excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

Managed senior living communities, all properties:

	Three Months Ended September 30,
	2017	2016	Change	% Change
Residents fees and services	$98,331	$98,480	$(149)	(0.2)%
Property operating expenses	(75,556)	(74,763)	793	1.1%
Net operating income (NOI)	22,775	23,717	(942)	(4.0)%

Depreciation and amortization expense	(12,691)	(20,747)	(8,056)	(38.8)%
Impairment of assets	—	(2,394)	(2,394)	(100.0)%
Operating income	10,084	576	9,508	1,650.7%

Interest expense	(1,172)	(2,104)	(932)	(44.3)%
Loss on early extinguishment of debt	—	(84)	(84)	(100.0)%
Net income (loss)	$8,912	$(1,612)	$10,524	(652.9)%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as services are provided and related fees are accrued.  Residents fees and services decreased primarily due to a decline in occupancy for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, partially offset by an increase in average monthly rates during these periods.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increased salaries and benefit costs associated with increased staffing required as a result of the hurricanes that occurred in the southeastern United States and Texas in the third quarter of 2017, as well as increased real estate taxes at certain of these communities.

Net operating income.  NOI decreased due to the increases in property operating expenses, as well as the decrease in residents fees and services described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since July 1, 2016, partially offset by an increase in depreciation expense due to our purchase of improvements since July 1, 2016.

Impairment of assets. Impairment of assets charges recorded in 2016 relate to the reduction of the carrying value of a senior living community that we sold in December 2016 to its estimated fair value less cost to sell.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $97,255 in aggregate principal amount of mortgage debts since July 1, 2016 with a weighted average annual interest rate of 6.0%, as well as regularly scheduled amortization of mortgage debts which secure these communities.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage debts during the third quarter of 2016.

Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since July 1, 2016 excluding communities classified as held for sale, if any):

	Three Months Ended September 30,
	2017	2016	Change	% Change
Residents fees and services	$92,790	$92,742	$48	0.1%
Property operating expenses	(70,879)	(69,961)	918	1.3%
Net operating income (NOI)	21,911	22,781	(870)	(3.8)%

Depreciation and amortization expense	(11,040)	(16,965)	(5,925)	(34.9)%
Operating income	10,871	5,816	5,055	86.9%

Interest expense	(697)	(1,624)	(927)	(57.1)%
Loss on early extinguishment of debt	—	(84)	(84)	(100.0)%
Net income	$10,174	$4,108	$6,066	147.7%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as services are provided and related fees are accrued.  Residents fees and services increased modestly year over year on a comparable property basis primarily due to an increase in average monthly rates, partially offset by a decline in occupancy.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increased salaries and benefit costs associated with increased staffing required as a result of the hurricanes that occurred in the southeastern United States and Texas in the third quarter of 2017, as well as increased real estate taxes at certain of these communities.

Net operating income.  The decrease in NOI reflects the net changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since July 1, 2016, partially offset by an increase in depreciation expense due to our purchase of improvements since July 1, 2016.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $97,255 in aggregate principal amount of mortgage debts since July 1, 2016 with a weighted average annual interest rate of 6.0%, as well as regularly scheduled amortization of mortgage debts which secure these communities.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage debts during the third quarter of 2016.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Total properties	121	119	118	118
Total buildings	147	145	144	144
Total square feet (2)	11,611	11,401	11,340	11,335
Occupancy (3)	95.8%	95.9%	95.7%	96.4%

(1)
Consists of MOBs we have owned continuously since July 1, 2016, includes our MOB (two buildings) that is owned in a joint venture arrangement and excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended September 30,
	2017	2016	Change	% Change
Rental income	$96,116	$94,404	$1,712	1.8%
Property operating expenses	(29,158)	(28,537)	621	2.2%
Net operating income (NOI)	66,958	65,867	1,091	1.7%

Depreciation and amortization expense	(32,351)	(30,922)	1,429	4.6%
Impairment of assets	—	7	(7)	(100.0)%
Operating income	34,607	34,952	(345)	(1.0)%

Interest expense	(6,172)	(5,599)	573	10.2%
Net income	28,435	29,353	(918)	(3.1)%
Net income attributable to noncontrolling interest	(1,379)	—	1,379	100.0%
Net income attributable to common shareholders	$27,056	$29,353	$(2,297)	(7.8)%

Rental income. Rental income increased primarily due to rents from the MOBs we acquired since July 1, 2016, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $2,733 and $3,290 and net amortization of approximately $1,297 and $1,181 of above and below market lease adjustments for the three months ended September 30, 2017 and 2016, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased primarily due to our acquisitions since July 1, 2016, as well as certain changes at our comparable MOB properties discussed below.

Net operating income.  NOI increased due to the increased rental income described above, partially offset by the increases in property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to acquisitions as well as increases in the amortization of leasing costs, depreciation expense on fixed assets and amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Impairment of assets. We recorded a reversal of impairment charges previously recorded of $7 in the third quarter of 2016 to adjust the carrying value of four MOBs that we sold in the third quarter of 2016 to their sales prices less costs to sell.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.5%, partially offset by our prepayment of $19,386 in aggregate principal amount of mortgage debt since July 1, 2016 with an annual interest rate of 6.1%, as well as the regularly scheduled amortization of mortgage debts which secure these properties.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through the joint venture agreement we entered in March 2017.

MOBs, comparable properties (MOBs we have owned continuously since July 1, 2016, includes our MOB (two buildings) that is owned in a joint venture arrangement and excludes properties classified as held for sale, if any):

	Three Months Ended September 30,
	2017	2016	Change	% Change
Rental income	$94,526	94,306	$220	0.2%
Property operating expenses	(28,574)	(28,379)	195	0.7%
Net operating income (NOI)	65,952	65,927	25	0.0%

Depreciation and amortization expense	(31,567)	(30,922)	645	2.1%
Operating income	34,385	35,005	(620)	(1.8)%

Interest expense	(6,171)	(5,599)	572	10.2%
Net income	28,214	29,406	(1,192)	(4.1)%
Net income attributable to noncontrolling interest	(1,379)	—	1,379	100.0%
Net income attributable to common shareholders	$26,835	$29,406	$(2,571)	(8.7)%

Rental income. Rental income increased primarily due to an increase in income from reimbursable expenses at certain of these properties. Rental income includes non-cash straight line rent adjustments totaling $2,632 and $3,304 and net amortization of approximately $1,301 and $1,181 of above and below market lease adjustments for the three months ended September 30, 2017 and 2016, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily as the result of an increase in utility expense at certain of these properties and increases in other direct costs of operating these properties.

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily due to an increase in the amortization of leasing costs and depreciation expense on fixed assets acquired since July 1, 2016, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.5%, partially offset by our prepayment of $19,386 in aggregate principal amount of mortgage debt since July 1, 2016 with an annual interest rate of 6.1%, as well as the regularly scheduled amortization of mortgage debts which secure these properties.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through the joint venture agreement we entered in March 2017.

All other operations(1):

	Three Months Ended September 30,
	2017	2016	Change	% Change
Rental income	$4,570	$4,579	$(9)	(0.2)%

Expenses:
Depreciation and amortization	(948)	(948)	—	—%
General and administrative	(19,883)	(12,107)	7,776	64.2%
Acquisition and certain other transaction related costs	—	(824)	(824)	(100.0)%
Total expenses	(20,831)	(13,879)	6,952	50.1%

Operating loss	(16,261)	(9,300)	6,961	74.8%

Dividend income	659	659	—	—%
Interest and other income	128	89	39	43.8%
Interest expense	(32,106)	(29,507)	2,599	8.8%
Loss on early extinguishment of debt	(274)	—	274	100.0%
Loss before income tax expense and equity in earnings of an investee	(47,854)	(38,059)	9,795	25.7%
Income tax expense	(109)	(119)	(10)	(8.4)%
Equity in earnings of an investee	31	13	18	138.5%
Net loss	$(47,932)	$(38,165)	$9,767	25.6%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $138 and $137 for the three months ended September 30, 2017 and 2016, respectively. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations for each of the three months ended September 30, 2017 and 2016.

Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since July 1, 2016. We depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreements, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly owned company. General and administrative expense increased primarily due to an increase in our business management fees of $8,136, including $8,022 of estimated business management incentive fees that we recognized for the three months ended September 30, 2017 that may become payable in 2018 due to our outperformance of the SNL U.S. REIT Healthcare Index during the applicable measurement period. This increase was partially offset by decreases in equity compensation expense and legal fees incurred during the three months ended September 30, 2017.

Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include legal and diligence costs incurred in connection with our acquisition, disposition and operations transition activities that we expensed under GAAP. We had no acquisitions, dispositions or operations transitions that required costs to be expensed under GAAP during the third quarter of 2017.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc.

Interest and other income.  The increase in interest and other income is primarily due to increased investable cash on hand.

Interest expense.  Interest expense increased primarily due to increased borrowings under our revolving credit facility, as well as an increase in LIBOR rates, resulting in an increase in interest expense on our revolving credit facility and term loans.

Loss on early extinguishment of debt. We recorded loss on early extinguishment of debt in August 2017 in connection with the amendments to the agreements governing our revolving credit facility and our $200,000 term loan.

Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the nine months ended September 30, 2017 to the nine months ended September 30, 2016.

Triple net leased senior living communities:

	All Properties				Comparable Properties (1)
	As of and for the Nine Months				As of and for the Nine Months
	Ended September 30,				Ended September 30,
	2017		2016		2017		2016
Total properties	236		234		227		227
# of units	26,220		26,094		25,549		25,549
Tenant operating data (2)
Occupancy	84.3%		85.3%		84.3%		85.3%
Rent coverage	1.26	x	1.33	x	1.26	x	1.33	x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2016 and excludes communities held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2017 and 2016 or the most recent prior period for which tenant operating results are made available to us.  Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified tenant operating data.  Excludes data for historical periods prior to our ownership of certain properties, as well as for properties sold during the periods presented.

Triple net leased senior living communities, all properties:

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Rental income	$202,340	$198,269	$4,071	2.1%
Property operating expenses	—	(833)	(833)	(100.0)%
Net operating income (NOI)	202,340	197,436	4,904	2.5%

Depreciation and amortization expense	(61,434)	(58,401)	3,033	5.2%
Impairment of assets	—	(6,583)	(6,583)	(100.0)%
Operating income	140,906	132,452	8,454	6.4%

Interest expense	(8,205)	(18,892)	(10,687)	(56.6)%
Loss on early extinguishment of debt	(7,294)	—	7,294	100.0%
Gain on sale of properties	—	4,061	(4,061)	(100.0)%
Net income	$125,407	$117,621	$7,786	6.6%

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

Rental income. Rental income increased primarily due to rents from triple net leased senior living communities we acquired since January 1, 2016, and also due to increased rents resulting from our purchase of improvements since January 1, 2016. These increases were partially offset by reduced rental income resulting from our sales of two senior living communities since January 1, 2016. Rental income includes non-cash straight line rent adjustments totaling $2,304 and $3,184 for the nine months ended September 30, 2017 and 2016, respectively. Rental income increased year over year on a comparable property basis by $2,180, primarily as a result of our purchase of improvements at certain of these communities that we have owned continuously since January 1, 2016 and the resulting increased rent, pursuant to the terms of the applicable leases.

Property operating expenses. In the nine months ended September 30, 2016, we recorded $833 of property operating expenses related to bad debt reserves associated with lease defaults at two triple net leased senior living communities we acquired in 2015 which were previously leased to third party private operators.  In 2016, we terminated these leases and entered management agreements with Five Star to manage the communities for our account under TRS structures.

Net operating income.  We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI increased due to the increase in rental income and decrease in property operating expenses described above.  The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily as a result of our acquisitions and our purchase of improvements since January 1, 2016.

Impairment of assets. Impairment of assets charges recorded in 2016 relate to writing off acquired lease intangible assets associated with the two communities where the tenants defaulted on their leases as discussed above, as well as the reduction of the carrying value of a SNF that we sold during the third quarter of 2016 to its sale price less cost to sell.

Interest expense.  Interest expense relates to mortgage debts and capital leases secured by certain of these communities. The decrease in interest expense is due to our prepayment of $320,379 in aggregate principal amount of mortgage debts since January 1, 2016 with a weighted average annual interest rate of 6.7%, as well as regularly scheduled amortization of mortgage debts which secure these communities.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of a mortgage debt in April 2017.

Gain on sale of properties. Gain on sale of properties is the result of our sale of one SNF in June 2016.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Total properties	68	68	60	60
# of units	8,807	8,797	8,104	8,104
Occupancy	85.8%	87.2%	86.1%	87.2%
Average monthly rate (2)	$4,287	$4,251	$4,316	$4,258

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since January 1, 2016 and excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

Managed senior living communities, all properties:

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Residents fees and services	$294,816	$292,803	$2,013	0.7%
Property operating expenses	(224,585)	(218,582)	6,003	2.7%
Net operating income (NOI)	70,231	74,221	(3,990)	(5.4)%

Depreciation and amortization expense	(49,295)	(60,905)	(11,610)	(19.1)%
Impairment of assets	—	(2,394)	(2,394)	(100.0)%
Operating income	20,936	10,922	10,014	91.7%

Interest expense	(3,523)	(7,332)	(3,809)	(52.0)%
Loss on early extinguishment of debt	—	(90)	(90)	(100.0)%
Net income	$17,413	$3,500	$13,913	397.5%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as services are provided and related fees are accrued.  Residents fees and services increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2016, as well as an increase in average monthly rates, partially offset by a decline in occupancy.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2016, increased salaries and benefit costs associated with increased staffing required as a result of the hurricanes that occurred in the southeastern United States and Texas in the third quarter of 2017, increased real estate taxes at certain of these communities and increased management fees as a result of the modifications made to our management and pooling arrangements with Five Star that took effect on July 1, 2016.

Net operating income.  NOI decreased due to the increases in property operating expenses, partially offset by the increase in residents fees and services described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since January 1, 2016, partially offset by an increase in depreciation expense due to acquisitions and our purchase of improvements since January 1, 2016.

Impairment of assets. Impairment of assets charges recorded in 2016 relate to the reduction of the carrying value of a senior living community that we sold in December 2016 to its estimated fair value less cost to sell.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $103,370 in aggregate principal amount of mortgage debts since January 1, 2016 with a weighted average annual interest rate of 6.0%, as well as regularly scheduled amortization of mortgage debts which secure these communities.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage debts during 2016.

Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since January 1, 2016 excluding communities classified as held for sale, if any):

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Residents fees and services	$274,186	$274,808	$(622)	(0.2)%
Property operating expenses	(207,152)	(204,183)	2,969	1.5%
Net operating income (NOI)	67,034	70,625	(3,591)	(5.1)%

Depreciation and amortization expense	(40,476)	(48,851)	(8,375)	(17.1)%
Operating income	26,558	21,774	4,784	22.0%

Interest expense	(1,677)	(5,624)	(3,947)	(70.2)%
Loss on early extinguishment of debt	—	(90)	(90)	(100.0)%
Net income	$24,881	$16,060	$8,821	54.9%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as services are provided and related fees are accrued.  Residents fees and services decreased year over year on a comparable property basis primarily due to a decline in occupancy, partially offset by an increase in average monthly rates.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities.  Property operating expenses increased primarily due to increased salaries and benefit costs associated with increased staffing required as a result of the hurricanes that occurred in the southeastern United States and Texas in the third quarter of 2017, as well as increases in real estate taxes, utility expense, insurance expense and management fees as a result of the modifications made to our management and pooling arrangements with Five Star that took effect on July 1, 2016.

Net operating income.  The decrease in NOI reflects the net changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”

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

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities. The decrease in interest expense is due to our prepayment of $103,370 in aggregate principal amount of mortgage debts since January 1, 2016 with a weighted average annual interest rate of 6.0%, as well as regularly scheduled amortization of mortgage debts which secure these communities.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage debts during 2016.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Total properties	121	119	116	116
Total buildings	147	145	140	140
Total square feet (2)	11,611	11,401	11,046	11,041
Occupancy (3)	95.8%	95.9%	95.6%	96.3%

(1)
Consists of MOBs we have owned continuously since January 1, 2016, includes our MOB (two buildings) that is owned in a joint venture arrangement and excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Rental income	$285,413	$278,964	$6,449	2.3%
Property operating expenses	(83,980)	(79,361)	4,619	5.8%
Net operating income (NOI)	201,433	199,603	1,830	0.9%

Depreciation and amortization expense	(95,890)	(92,788)	3,102	3.3%
Impairment of assets	—	(7,953)	(7,953)	(100.0)%
Operating income	105,543	98,862	6,681	6.8%

Interest expense	(18,742)	(7,398)	11,344	153.3%
Loss on early extinguishment of debt	(59)	—	59	100.0%
Net income	86,742	91,464	(4,722)	(5.2)%
Net income attributable to noncontrolling interest	(2,865)	—	2,865	100.0%
Net income attributable to common shareholders	$83,877	$91,464	$(7,587)	(8.3)%

Rental income. Rental income increased primarily due to rents from the MOBs we acquired since January 1, 2016, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $7,769 and $10,002 and net amortization of approximately $3,797 and $3,629 of above and below market lease adjustments for the nine months ended September 30, 2017 and 2016, respectively.

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

Net operating income.  NOI increased because of the increases in rental income, partially offset by the increased property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to an increase in the amortization of leasing costs and depreciation expense on fixed assets and an increase in amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Impairment of assets. Impairment of assets for the nine months ended September 30, 2016 relates to reducing the carrying value of five MOBs (five buildings) and one land parcel to their estimated sales prices less costs to sell or estimated fair values less costs to sell.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.5%, partially offset by our prepayment of $37,386 in aggregate principal amount of mortgage debt since January 1, 2016 with an annual interest rate of 5.4%, as well as the regularly scheduled amortization of mortgage debts which secure these properties.

Loss on early extinguishment of debt. We recognized a net loss on early extinguishment of debt in connection with our prepayment of two mortgage debts during the second quarter of 2017.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through the joint venture agreement we entered in March 2017.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2016, includes our MOB (two buildings) that is owned in a joint venture arrangement and excludes properties classified as held for sale, if any):

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Rental income	$273,516	271,623	$1,893	0.7%
Property operating expenses	(81,268)	(77,792)	3,476	4.5%
Net operating income (NOI)	192,248	193,831	(1,583)	(0.8)%

Depreciation and amortization expense	(92,587)	(90,891)	1,696	1.9%
Operating income	99,661	102,940	(3,279)	(3.2)%

Interest expense	(18,742)	(7,397)	11,345	153.4%
Loss on early extinguishment of debt	(59)	—	59	100.0%
Net income	80,860	95,543	(14,683)	(15.4)%
Net income attributable to noncontrolling interest	(2,865)	—	2,865	100.0%
Net income attributable to common shareholders	$77,995	$95,543	$(17,548)	(18.4)%

Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses and increased rents from leasing activity at certain of these properties. Rental income includes non-cash straight line rent adjustments totaling $6,788 and $9,637 and net amortization of approximately $3,689 and $3,303 of above and below market lease adjustments for the nine months ended September 30, 2017 and 2016, respectively.

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

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense.  Depreciation and amortization expense increased due to an increase in the amortization of leasing costs and depreciation expense on fixed assets acquired since January 1, 2016, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.5%, partially offset by our prepayment of $37,386 in aggregate principal amount of mortgage debt since January 1, 2016 with an annual interest rate of 5.4%, as well as the regularly scheduled amortization of mortgage debts which secure these properties.

Loss on early extinguishment of debt. We recognized a net loss on early extinguishment of debt in connection with our prepayment of mortgage debts during the nine months ended September 30, 2017.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through the joint venture agreement we entered in March 2017.

All other operations(1):

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Rental income	$13,684	$13,689	$(5)	(0.0)%

Expenses:
Depreciation and amortization	(2,844)	(2,844)	—	—
General and administrative	(57,889)	(34,931)	22,958	65.7%
Acquisition and certain other transaction related costs	(292)	(1,443)	(1,151)	(79.8)%
Impairment of assets	(5,082)	—	5,082	100.0%
Total expenses	(66,107)	(39,218)	26,889	68.6%

Operating loss	(52,423)	(25,529)	26,894	105.3%

Dividend income	1,978	1,449	529	36.5%
Interest and other income	323	330	(7)	(2.1)%
Interest expense	(93,924)	(90,215)	3,709	4.1%
Loss on early extinguishment of debt	(274)	—	274	100.0%
Loss before income tax expense and equity in earnings of an investee	(144,320)	(113,965)	30,355	26.6%
Income tax expense	(300)	(318)	(18)	(5.7)%
Equity in earnings of an investee	533	107	426	398.1%
Net loss	$(144,087)	$(114,176)	$29,911	26.2%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $412 for each of the nine months ended September 30, 2017 and 2016, respectively. Rental income also includes net amortization of approximately $166 of acquired real estate leases and obligations for each of the nine months ended September 30, 2017 and 2016.

Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since January 1, 2016. We depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreements, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly owned company. General and administrative expense increased primarily due to an increase in our business management fees of $23,757, including $22,048 of estimated business management incentive fees that we recognized for the nine months ended September 30, 2017 that may become payable in 2018 due to our outperformance of the SNL U.S. REIT Healthcare Index during the applicable measurement period.

Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include legal and diligence costs incurred in connection with our acquisition, disposition and operations transition activities that we expensed under GAAP.

Impairment of assets: During the nine months ended September 30, 2017, we recorded a $5,082 loss on impairment to reduce the carrying value of our investment in Five Star shares to its estimated fair value due to the market value of this investment being significantly below our carrying value for an extended period.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc.

Interest and other income.  The decrease in interest and other income is primarily due to decreased investable cash on hand.

Interest expense.  Interest expense increased primarily due to our issuance of $250,000 of 6.25% senior unsecured notes due 2046 in February 2016, as well as an increase in LIBOR rates, resulting in an increase in interest expense on our revolving credit facility and term loans, partially offset by decreased borrowings under our revolving credit facility.

Loss on early extinguishment of debt. We recorded loss on early extinguishment of debt in August 2017 in connection with the amendments to the agreements governing our revolving credit facility and our $200,000 term loan.

Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three and nine months ended September 30, 2017 and 2016.  These measures should be considered in conjunction with net income, net income attributable to common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income attributable to common shareholders or operating income as indicators of our operating performance or as measures of our liquidity. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

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

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2017 and 2016 and reconciliations of net income attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO, Normalized FFO and net income attributable to common shareholders per share for these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$34,414	$27,903	$82,610	$98,409
Depreciation and amortization expense	66,619	72,344	209,463	214,938
Noncontrolling interest's share of net FFO adjustments	(5,305)	—	(11,066)	—
Gain on sale of properties	—	—	—	(4,061)
Impairment of assets	—	4,578	5,082	16,930
FFO	95,728	104,825	286,089	326,216

Estimated business management incentive fees (1)	8,022	—	22,048	—
Acquisition and certain other transaction related costs	—	824	292	1,443
Loss on early extinguishment of debt	274	84	7,627	90
Normalized FFO	$104,024	$105,733	$316,056	$327,749

Weighted average common shares outstanding (basic)	237,421	237,347	237,404	237,329
Weighted average common shares outstanding (diluted)	237,460	237,396	237,445	237,369

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.14	$0.12	$0.35	$0.41
FFO	$0.40	$0.44	$1.20	$1.37
Normalized FFO	$0.44	$0.45	$1.33	$1.38
Distributions declared per common share	$0.39	$0.39	$1.17	$1.17

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

Property Net Operating Income (NOI)

We calculate NOI as shown below. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of net income to NOI for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Reconciliation of Net Income to NOI:
Net income	$35,793	$27,903	$85,475	$98,409
Gain on sale of properties	—	—	—	(4,061)
Income before gain on sale of properties	35,793	27,903	85,475	94,348

Equity in earnings of an investee	(31)	(13)	(533)	(107)
Income tax expense	109	119	300	318
Income from continuing operations before income tax expense and equity in earnings of an investee	35,871	28,009	85,242	94,559
Loss on early extinguishment of debt	274	84	7,627	90
Interest expense	40,105	43,438	124,394	123,837
Interest and other income	(128)	(89)	(323)	(330)
Dividend income	(659)	(659)	(1,978)	(1,449)

Operating income	75,463	70,783	214,962	216,707

Impairment of assets	—	4,578	5,082	16,930
Acquisition and certain other transaction related costs	—	824	292	1,443
General and administrative expense	19,883	12,107	57,889	34,931
Depreciation and amortization expense	66,619	72,344	209,463	214,938
Total NOI	$161,965	$160,636	$487,688	$484,949

Triple net leased communities NOI	$67,662	$66,473	$202,340	$197,436
Managed communities NOI	22,775	23,717	70,231	74,221
MOB NOI	66,958	65,867	201,433	199,603
All other operations NOI	4,570	4,579	13,684	13,689
Total NOI	$161,965	$160,636	$487,688	$484,949

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds to meet operating and capital expenses and debt service obligations and to pay distributions on our common shares are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities and borrowings under our revolving credit facility. We believe that these sources will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

•	our ability to maintain or increase the occupancy of, and the rental rates at, our properties;

•	our ability to control operating expenses at our properties;

•	our manager's ability to operate our managed senior living communities so as to maintain or increase our returns; and

•	our ability to purchase additional properties which produce cash flows in excess of our cost of acquisition capital and the related property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 were as follows: (1) cash provided by operating activities decreased to $324.4 million in 2017 from $342.4 million in 2016; (2) cash used for investing activities decreased to $123.9 million in 2017 from $231.8 million in 2016; and (3) cash used for financing activities increased to $203.3 million in 2017 from $107.5 million in 2016.

The decrease in cash provided by operating activities for the nine months ended September 30, 2017 compared to the prior year was primarily a result of an increase in restricted cash balances associated with our joint venture arrangement as of September 30, 2017 which was established in 2017, as well as a decrease in cash generated from operating income in 2017. Cash used for investing activities decreased in 2017 primarily due to higher acquisition activity in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2017, partially offset by proceeds from the sale of properties during the nine months ended September 30, 2016, and increased funding for real estate improvements during the 2017 period. The increase in cash used for financing activities for the nine months ended September 30, 2017 compared to the prior year was due primarily to the repayment of certain mortgage debts in 2017, partially offset by the proceeds from our 2016 issuance of senior unsecured notes and secured debt, proceeds from the joint venture arrangement entered in 2017 and higher net borrowings under our revolving credit facility in 2017 compared to net repayments of borrowings under our revolving credit facility in the prior year.

Our Investment and Financing Liquidity and Resources

As of September 30, 2017, we had $28.9 million of cash and cash equivalents and $529.0 million available to borrow under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility. In August 2017, we amended the agreement governing our revolving credit facility. As a result of the amendment, the interest rate payable on borrowings under the facility was reduced from LIBOR plus a premium of 130 basis points per annum to LIBOR plus a premium of 120 basis points per annum, and the facility fee was reduced from 30 basis points per annum to 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of the facility was extended from January 15, 2018 to January 15, 2022, and subject to the payment of an extension fee and meeting other conditions, we have an option to extend the maturity date of this facility for an additional year. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings may be increased to up to $2.0 billion. We can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2017, the annual interest rate required on borrowings under our revolving credit facility was 2.4%. As of September 30, 2017 and November 8, 2017, we had $471.0 million and $485.0 million outstanding under our revolving credit facility, respectively.

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

We have a $350.0 million unsecured term loan that matures on January 15, 2020.  This term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2017, the annual interest rate payable on amounts outstanding under this term loan was 2.6%.

We also have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. In August 2017, we amended the agreement governing this term loan. As a result of the amendment, the interest rate payable on borrowings under the facility was reduced from LIBOR plus a premium of 180 basis points per annum to LIBOR plus a premium of 135 basis points per annum, subject to adjustment based upon changes to our credit ratings. As of September 30, 2017, the annual interest rate payable on amounts outstanding under this term loan was 2.6%.

In March 2017, we entered a joint venture with a sovereign investor for one of our MOBs (two buildings) located in Boston, Massachusetts. The investor contributed approximately $260.9 million for a 45% equity interest in the joint venture, and we retained the remaining 55% equity interest in the joint venture. Net proceeds that we received from this transaction were approximately $255.8 million, after transaction costs. We used the proceeds from this transaction to repay a portion of the amounts outstanding under our revolving credit facility.

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

In January 2017, we acquired one MOB (one building) located in Kansas with approximately 117,000 square feet for approximately $15.1 million, excluding closing costs. In July 2017, we acquired one MOB (one building) located in Maryland with approximately 59,000 square feet for a purchase price of approximately $16.2 million, excluding closing costs. We funded these acquisitions with cash on hand and borrowings under our revolving credit facility.

In October 2017, we acquired two MOBs (two buildings) located in Minnesota and North Carolina with a total of approximately 255,000 square feet for an aggregate purchase price of approximately $38.7 million, excluding closing costs. We funded these acquisitions with cash on hand and borrowings under our revolving credit facility.

In August and October 2017, we entered agreements to acquire two MOBs (two buildings) located in California and Kansas with a total of approximately 302,000 square feet for an aggregate purchase price of approximately $71.1 million, excluding closing costs. We expect to fund these acquisitions with cash on hand and borrowings under our revolving credit facility. These acquisitions are subject to conditions; accordingly, these acquisitions may not occur, may be delayed or the terms may change.

In November 2017, we entered a transaction agreement with Five Star pursuant to which we agreed to acquire six senior living communities from Five Star. The aggregate purchase price for these six senior living communities is approximately $104.0 million, including our assumption of approximately $33.7 million of mortgage debt securing certain of these senior living communities with a weighted average annual interest rate of 6.2% and excluding closing costs. We expect to fund these acquisitions with the assumption of mortgage debt described in the prior sentence, cash on hand and borrowings under our revolving credit facility. These acquisitions are subject to conditions; accordingly, we may not acquire these senior living communities, these acquisitions may be delayed or the terms may change. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the three and nine months ended September 30, 2017, we invested $14.7 million and $41.2 million in revenue producing capital improvements at certain of our triple net leased senior living communities, and, as a result, annual rent payable to us increased or will increase by approximately $1.2 million and $3.3 million, respectively, pursuant to the terms of the applicable leases. We used cash on hand to fund these purchases.

During the three and nine months ended September 30, 2017 and 2016, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
MOB tenant improvements (1)	$1,951	$2,652	$5,791	$4,784
MOB leasing costs (2)	2,826	1,220	6,024	3,042
MOB building improvements (3)	4,444	3,816	9,704	10,552
Managed senior living communities capital improvements	2,739	4,542	9,675	10,790
Development, redevelopment and other activities (4)	4,590	7,362	21,612	24,668
Total capital expenditures	$16,550	$19,592	$52,806	$53,836

(1)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and tenant inducements.

(3)	MOB building improvements generally include capital expenditures to replace obsolete building components and capital expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of acquisition of a property and incurred within a short period thereafter and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

During the three months ended September 30, 2017, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	50	352	402
Total leasing costs and concession commitments (1)	$2,928	$4,030	$6,958
Total leasing costs and concession commitments per square foot (1)	$58.04	$11.45	$17.29
Weighted average lease term (years) (2)	9.7	6.7	7.2
Total leasing costs and concession commitments per square foot per year (1)	$6.01	$1.71	$2.40

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of September 30, 2017, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.

As of September 30, 2017, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our MOBs of approximately $21.6 million.

On February 21, 2017, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.6 million, that was declared on January 13, 2017 and was payable to shareholders of record on January 23, 2017. On May 18, 2017, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.6 million, that was declared on April 11, 2017 and was payable to shareholders of record on April 21, 2017. On August 17, 2017, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.6 million, that was declared on July 12, 2017 and was payable to shareholders of record on July 24, 2017. We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On October 12, 2017, we declared a regular quarterly distribution payable to common shareholders of record on October 23, 2017 of $0.39 per share, or approximately $92.7 million. We expect to pay this distribution on or about November 16, 2017 using cash on hand and borrowings under our revolving credit facility.

We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition additional properties primarily for income and secondarily for appreciation potential; however, we cannot be sure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete any acquisitions. Generally, we identify properties for sale based on changes in market conditions in the area where the property is located, our expectations regarding the property's future financial performance, our expectation regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

Off Balance Sheet Arrangements

As of September 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at September 30, 2017 were: (1) outstanding borrowings under our $1.0 billion revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (f) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount term loan due 2020; (4) our $200.0 million principal amount term loan due 2022; and (5) $806.4 million aggregate principal amount of mortgage notes secured by 24 of our properties (25 buildings) with maturity dates between 2018 and 2043. We also have two properties encumbered by capital leases with lease obligations totaling $10.9 million at September 30, 2017; the capital leases expire in 2026. We had $471.0 million outstanding under our revolving credit facility as of September 30, 2017. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contains covenants which restrict our ability to make distributions to our shareholders in certain circumstances. As of September 30, 2017, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.

Neither our senior unsecured notes indentures and their supplements, nor our revolving credit facility and term loan agreements, contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility and term loan agreements, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded, our interest expense and related costs under our revolving credit facility and term loan agreements would increase.

Our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $20.0 million ($50.0 million or more in the case of our senior unsecured notes indenture and supplement entered in February 2016). Similarly, our revolving credit facility and term loan agreements have cross default provisions to other indebtedness that is recourse of $25.0 million or more and indebtedness that is non-recourse of $75.0 million or more.

The loan agreements governing the aggregate $620.0 million secured debt financing we obtained in July 2016 contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star, AIC and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: Five Star, which is our former subsidiary and largest tenant and the manager of our managed senior living communities and of which we own 8.5% of its outstanding common stock and our Managing Trustees beneficially own, directly and indirectly, 36.7% of its outstanding common stock; and AIC, of which we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders.

For further information about these and other such relationships and related person transactions, see Notes 10, 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with Five Star and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Impact of Government Reimbursement

For the nine months ended September 30, 2017, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.

On September 13, 2017, members of the U.S. Congress introduced the Graham-Cassidy-Heller-Johnson bill, or GCHJ, with the announced intention to repeal and replace major provisions of the Patient Protection and Affordable Care Act, or the ACA. Although it is unclear whether GCHJ will ultimately become law, attempts to repeal or to repeal and replace the ACA will likely continue. In addition, on October 12, 2017, President Trump signed an executive order directing federal agencies to reduce limits on association health plans and temporary insurance plans, allowing more widespread offerings of plans that do not adhere to all of the ACA’s mandates, and to permit workers to use funds from tax advantaged accounts to pay for their own coverage. On the same day, the Trump Administration also announced that it would stop paying what are known as cost sharing reduction subsidies to issuers of qualified health plans under the ACA. It is unclear what the result of any of these legislative, executive and regulatory reform efforts may be or the effect they may have on us or the tenants and managers of our properties.

On September 20, 2017, the Centers for Medicare & Medicaid Services, or CMS, through its Innovation Center, issued a request for information seeking reactions from stakeholders regarding new approaches to promote patient centered care and test market driven reforms intended to empower Medicare and Medicaid beneficiaries as consumers, provide price transparency, increase choices and competition to improve quality, reduce cost and improve outcomes. In particular, CMS indicated that the Innovation Center is interested in testing models in eight focus areas, including increased participation in advanced alternative payment models; consumer directed care and market based innovation models; state based and local innovation, including Medicaid focused models; and program integrity models. CMS is accepting responses to its information request through November 20, 2017.

On August 24, 2017, the U.S. Department of Health and Human Services, Office of Inspector General, or OIG, issued an early alert regarding preliminary results of its ongoing review of potential abuse or neglect of Medicare beneficiaries in SNFs. As a result of the review, which is part of the ongoing efforts of the OIG to detect and combat elder abuse, the OIG concluded that CMS has inadequate procedures to ensure that incidents of potential abuse or neglect of beneficiaries residing in SNFs are identified and reported. The OIG provided suggestions for immediate actions that CMS can take to ensure better protection of beneficiaries. It is unclear what policy changes or oversight efforts CMS will undertake as a result of this early alert.

Because of shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our and our tenants’ increasing expenses and that such changes may be material and adverse to our future financial results.

For more information regarding the government healthcare funding and regulation of our business, please see the section captioned “Business-Government Regulation and Reimbursement” in our Annual Report and the section captioned “Impact of Government Reimbursement” in our Annual Report and in Part I, Item 2 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

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

Fixed Rate Debt

At September 30, 2017, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage notes (2)	620,000	3.53%	21,886	2026	Monthly
Mortgage notes	68,307	4.47%	3,053	2018	Monthly
Mortgage notes	43,788	3.79%	1,660	2019	Monthly
Mortgage note	13,884	6.28%	872	2022	Monthly
Mortgage notes	12,609	6.31%	796	2018	Monthly
Mortgage notes	11,911	6.24%	743	2018	Monthly
Mortgage note	11,444	4.85%	555	2022	Monthly
Mortgage note	8,476	6.73%	570	2018	Monthly
Mortgage note	6,465	4.69%	303	2019	Monthly
Mortgage note	4,361	4.38%	191	2043	Monthly
Mortgage notes	2,738	7.49%	205	2022	Monthly
Mortgage note	2,435	6.25%	152	2033	Monthly
	$2,556,418		$124,941

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

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2017, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $48.8 million.

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

Floating Rate Debt

At September 30, 2017, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility under which we had $471.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan.  In August 2017, we amended the agreement governing our revolving credit facility. As a result of the amendment, among other things, the stated maturity date of the facility was extended from January 15, 2018 to January 15, 2022, and subject to the payment of an extension fee and meeting other conditions, we have an option to extend the maturity date of the facility for an additional year. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan and our $200.0 million term loan are prepayable without penalty at any time.

Borrowings under our revolving credit facility and term loans are in U.S. dollars and interest is required to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loans, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2017 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	per Share Impact (2)
At September 30, 2017	2.51%	$1,021,000	$25,627	$(0.11)
100 basis point increase	3.51%	$1,021,000	$35,837	$(0.15)

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of September 30, 2017.

(2)	Based on weighted average number of shares outstanding (diluted) for the nine months ended September 30, 2017.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2017 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	per Share Impact (2)
At September 30, 2017	2.47%	$1,550,000	$38,285	$(0.16)
100 basis point increase	3.47%	$1,550,000	$53,785	$(0.23)

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of September 30, 2017.

(2)	Based on weighted average number of shares outstanding (diluted) for the nine months ended September 30, 2017.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	THE ABILITY OF THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES TO MAINTAIN AND INCREASE OCCUPANCY, REVENUES AND OPERATING INCOME AT THOSE COMMUNITIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

•	OUR BELIEF THAT THE AGING U.S. POPULATION AND INCREASING LIFE SPANS OF SENIORS WILL INCREASE THE DEMAND FOR SENIOR LIVING SERVICES,

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

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON FIVE STAR AND ITS RESIDENTS AND OTHER CUSTOMERS,

•	COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,

•	INCREASES IN INSURANCE AND TORT LIABILITY COSTS,

•	INCREASES IN COMPLIANCE COSTS, AND

•	INCREASES IN FIVE STAR'S LABOR COSTS OR IN COSTS FIVE STAR PAYS FOR GOODS AND SERVICES.

•	IF FIVE STAR’S OPERATIONS CONTINUE TO BE UNPROFITABLE, IT MAY DEFAULT ON ITS RENT OBLIGATIONS TO US,

•	IF FIVE STAR FAILS TO PROVIDE QUALITY SERVICES AT SENIOR LIVING COMMUNITIES THAT WE OWN, OUR INCOME FROM THESE COMMUNITIES MAY BE ADVERSELY AFFECTED,

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

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND ARRANGE FOR THEIR PROFITABLE OPERATION OR LEASE THEM FOR RENTS, LESS THEIR PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES,

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•
CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES AND ANY RELATED LEASES OR MANAGEMENT ARRANGEMENTS WE MAY EXPECT TO ENTER INTO MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
WE HAVE ENTERED AN AGREEMENT TO ACQUIRE SIX SENIOR LIVING COMMUNITIES FROM FIVE STAR FOR APPROXIMATELY $104.0 MILLION, INCLUDING OUR ASSUMPTION OF APPROXIMATELY $33.7 MILLION OF MORTGAGE DEBT AND EXCLUDING CLOSING COSTS, AND WE EXPECT TO ENTER MANAGEMENT AND POOLING ARRANGEMENTS WITH FIVE STAR FOR FIVE STAR TO MANAGE THESE SENIOR LIVING COMMUNITIES FOR US. THESE ACQUISITIONS ARE SUBJECT TO CONDITIONS. THESE CONDITIONS MAY NOT BE MET AND THESE ACQUISITIONS AND RELATED MANAGEMENT AND POOLING ARRANGEMENTS MAY NOT OCCUR, MAY BE DELAYED BEYOND THE FIRST QUARTER OF 2018 OR THEIR TERMS MAY CHANGE,

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

•
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUES ARE DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS AND OUR BECOMING MORE DEPENDENT ON GOVERNMENT PAYMENTS,

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

•
AS OF SEPTEMBER 30, 2017, WE HAD ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $21.6 MILLION. IT IS DIFFICULT TO ACCURATELY ESTIMATE TENANT SPACE PREPARATION COSTS. OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

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

•	RMR INC. MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2017:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2017	16,654	$19.85	—	$—
Total	16,654	$19.85	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain RMR LLC employees in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on the Nasdaq on the purchase date.

Item 5. Other Information.

On November 8, 2017, we entered a transaction agreement with Five Star pursuant to which we agreed to acquire six senior living communities from Five Star. We will enter management and pooling agreements with Five Star as we acquire these communities for Five Star to manage these senior living communities for us. The aggregate purchase price for these six senior living communities is approximately $104.0 million, including our assumption of approximately $33.7 million of mortgage debt securing certain of these senior living communities and excluding closing costs. The transaction agreement includes certain conditions to our acquisitions of these senior living communities, including receipt of any applicable lender and regulatory approvals. We expect to complete these acquisitions as third party approvals are received between now and the end of the first quarter of 2018; however, the conditions to our acquisitions of these senior living communities may not be met and some or all of these acquisitions and related management and pooling arrangements may not occur, may be delayed or the terms may change.
The management agreements we and Five Star will enter in connection with our acquisitions of these senior living communities will be combined pursuant to two new pooling agreements to be entered between us and Five Star. The first new pooling agreement will combine the management agreements for five of these senior living communities. Pursuant to the terms of the management and pooling agreements to be entered for these five senior living communities, we will pay Five Star a management fee equal to 5% of the gross revenues realized at these communities plus reimbursement for Five Star’s direct costs and expenses related to its operation of these communities, as well as an annual incentive fee equal to 20% of the annual NOI of these communities remaining after we realize an annual minimum return equal to 7% of our invested capital for these senior living communities. The second new pooling agreement will include one management agreement for a senior living community that is subject to an ongoing construction, expansion and development project. The terms of the management and pooling agreements to be entered for this senior living community will be substantially the same as the terms of the management and pooling agreements for the other five senior living communities, except that our annual minimum return on invested capital related to the ongoing construction, expansion and development project at this community will be an amount equal to the interest rate then applicable to borrowings under our revolving credit facility plus 2% per annum. This amount of minimum return will apply until the earlier of 12 months after a certificate of occupancy is issued with respect to the project and the third anniversary of our acquisition of this community; thereafter, the amount of annual minimum return on invested capital related to this project will be 7% of our invested capital. Also pursuant to the terms of the management and pooling agreements to be entered for these six senior living communities, we will pay Five Star a fee for its management of capital expenditure projects at these senior living communities equal to 3% of amounts funded by us. The terms of these management and pooling agreements will expire in 2041 and will be subject to automatic renewals, unless earlier terminated or timely notices of nonrenewal are delivered.
Also on November 8, 2017, we entered an amendment to our preexisting pooling agreements with Five Star, among other things, to provide that, with respect to our right to terminate all of the management agreements covered by a preexisting pooling agreement if we do not receive our annual minimum return under such agreement in each of three consecutive years, the commencement year for the measurement period for determining whether the specified annual minimum return under the applicable pooling agreement has been achieved will be 2017.
The foregoing descriptions of the transaction agreement and the amendment to our preexisting pooling agreements with Five Star are not complete and are qualified in their entirety by reference to the full text of those documents and all exhibits and schedules thereto, copies of which are filed with this Quarterly Report on Form 10-Q as Exhibits 10.2 and 10.3.
We have relationships and historical and continuing transactions with Five Star. For information regarding these relationships and transactions, see Notes 10, 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our various agreements with Five Star, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov.
Item 6. Exhibits.

Exhibit Number	Description
3.1
Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

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

10.1
Third Amendment to $350 Million Term Loan Agreement, dated as of September 20, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Filed herewith.)

10.2	Transaction Agreement, dated as of November 8, 2017, between the Company and Five Star Senior Living Inc. (Filed herewith.)
10.3	First Amendment to Pooling Agreements Nos. 1 through 11, dated as of November 8, 2017, by and among FVE Managers, Inc. and the other parties listed on the signature pages thereto. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

Dated: November 9, 2017

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: November 9, 2017