Form 10-K
period 2017-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2018-02-27
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $4.8 billion based on the $20.44 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2017. For purposes of this calculation, an aggregate of 3,214,480 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 26, 2018: 237,625,781.
References in this Annual Report on Form 10-K to the Company, SNH, we, us or our mean Senior Housing Properties Trust and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2017.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” , "WILL", "MAY" AND     NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	THE ABILITY OF THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES TO MAINTAIN AND INCREASE OCCUPANCY, REVENUES AND OPERATING INCOME AT THOSE COMMUNITIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•
OUR BELIEF THAT THE AGING U.S. POPULATION AND INCREASING LIFE SPANS OF SENIORS WILL INCREASE THE DEMAND FOR SENIOR LIVING SERVICES, WELLNESS CENTERS AND OTHER MEDICAL AND HEALTHCARE RELATED PROPERTIES,

•
OUR BELIEF THAT FIVE STAR SENIOR LIVING INC., OR FIVE STAR, OUR FORMER SUBSIDIARY AND LARGEST TENANT AND THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY AND THE ABILITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR SENIOR LIVING COMMUNITIES SUCCESSFULLY, AND

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

•
THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, AS AMENDED BY THE HEALTH CARE AND EDUCATION RECONCILIATION ACT, OR COLLECTIVELY, THE ACA, OR THE POSSIBLE FUTURE REPEAL, REPLACEMENT OR MODIFICATION OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGERS, AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

•
ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEE, FIVE STAR, THE RMR GROUP LLC, OR RMR LLC, RMR INC., AIC, D&R YONKERS LLC, SELECT INCOME REIT, OR SIR, AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•	FIVE STAR IS OUR LARGEST TENANT AND THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES AND IT MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

◦
CHANGES IN MEDICARE OR MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE ACA OR THE POSSIBLE FUTURE REPEAL, REPLACEMENT OR MODIFICATION OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED MEDICARE OR MEDICAID RATES OR A FAILURE OF SUCH RATES TO COVER FIVE STAR’S COSTS OR LIMIT THE SCOPE OR FUNDING OF EITHER OR BOTH PROGRAMS,

◦	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON FIVE STAR AND ITS RESIDENTS AND OTHER CUSTOMERS,

◦	COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,

◦	INCREASES IN TORT AND INSURANCE LIABILITY COSTS,

◦	INCREASES IN COMPLIANCE COSTS, AND

◦	INCREASES IN FIVE STAR’S LABOR COSTS OR IN COSTS FIVE STAR PAYS FOR GOODS AND SERVICES.

•	IF FIVE STAR’S OPERATIONS CONTINUE TO BE UNPROFITABLE, IT MAY DEFAULT ON ITS RENT OBLIGATIONS TO US,

•	IF FIVE STAR FAILS TO PROVIDE QUALITY SERVICES AT SENIOR LIVING COMMUNITIES THAT WE OWN, OUR INCOME FROM THESE COMMUNITIES MAY BE ADVERSELY AFFECTED,

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

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE DEBT WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH DEBT,

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

•
FOR THE YEAR ENDED DECEMBER 31, 2017, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUES ARE DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS AND OUR BECOMING MORE DEPENDENT ON GOVERNMENT PAYMENTS,

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

•
AS OF DECEMBER 31, 2017, WE HAD ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $20.7 MILLION. IT IS DIFFICULT TO ACCURATELY ESTIMATE TENANT SPACE PREPARATION COSTS. OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

•
WE MAY NOT BE ABLE TO SELL PROPERTIES THAT WE MAY DETERMINE TO OFFER FOR SALE ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND WE MAY INCUR LOSSES ON ANY SUCH SALES OR IN CONNECTION WITH DECISIONS TO PURSUE SELLING OUR PROPERTIES,

•
WE AGREED TO ACQUIRE TWO SENIOR LIVING COMMUNITIES AND ONE MEDICAL OFFICE BUILDING FOR APPROXIMATELY $46.1 MILLION, INCLUDING OUR ASSUMPTION OF APPROXIMATELY $28.1 MILLION OF MORTGAGE DEBT AND EXCLUDING CLOSING COSTS. WE EXPECT TO ENTER MANAGEMENT AND POOLING AGREEMENTS WITH FIVE STAR FOR FIVE STAR TO MANAGE THE TWO SENIOR LIVING COMMUNITIES WE EXPECT TO ACQUIRE. THESE ACQUISITIONS ARE SUBJECT TO CONDITIONS. THESE CONDITIONS MAY NOT BE MET AND THESE ACQUISITIONS AND ANY RELATED MANAGEMENT AND POOLING AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED BEYOND THE FIRST QUARTER OF 2018 OR THEIR TERMS MAY CHANGE,

•
WE AGREED TO SELL THREE SENIOR LIVING COMMUNITIES FOR $313.0 MILLION, EXCLUDING CLOSING COSTS. THESE SALES ARE SUBJECT TO CONDITIONS. THESE CONDITIONS MAY NOT BE MET AND THESE SALES MAY NOT OCCUR, MAY BE DELAYED BEYOND THE FIRST QUARTER OF 2018 OR THEIR TERMS MAY CHANGE,

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
THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR OTHER FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

SENIOR HOUSING PROPERTIES TRUST
2017 FORM 10-K ANNUAL REPORT

PART I
Item 1.  Business.
The Company
We are a real estate investment trust, or REIT, that was organized under the laws of the State of Maryland in 1998. As of December 31, 2017, we owned 440 properties (466 buildings) located in 42 states and Washington, D.C. On that date, the undepreciated carrying value of our properties, which represents the gross book value of our real estate assets before depreciation and purchase price allocations, less impairment write downs, was $8.5 billion, excluding properties classified as held for sale. Our portfolio includes: 305 senior living communities, including independent living, assisted living, memory care and skilled nursing facilities, or SNFs, with 34,833 living units, with an undepreciated carrying value of $4.6 billion; 125 properties (151 buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, with 12.1 million square feet of space and an undepreciated carrying value of $3.7 billion; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities with an undepreciated carrying value of $178.1 million.
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
Our business plan contemplates investments in senior living communities, MOBs and wellness centers. Some properties may combine more than one type of service in a single building or campus. Our growth strategies are implemented and defined by our investment, and operating and financing policies.
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
Skilled Nursing Facilities.  SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating rooms, emergency rooms or intensive care units. A typical purpose built SNF includes mostly rooms with one or two beds, a separate bathroom and shared dining facilities. Licensed nursing professionals staff SNFs 24 hours per day.
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
Lease Terms
The leases for our senior living communities and wellness centers are “triple net” leases, which generally require the tenants to pay rent and all property operating expenses, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the properties at their expense, to remove and dispose of hazardous substances on the properties in compliance with applicable law and to maintain insurance on the properties for their and our benefit.  In the event of any damage, or immaterial condemnation, of a leased property, the tenants are generally required to rebuild with insurance or condemnation proceeds or, if such proceeds are insufficient, other amounts made available by us, if any, but if other amounts are made available by us, the rent will be increased accordingly.  In the event of any material or total condemnation of a leased property, generally the lease will terminate with respect to that leased property, in which event we will be entitled to the condemnation proceeds and the rent will be reduced accordingly.  In the event of any material or total destruction of a leased property, in certain cases the applicable tenant may terminate the lease with respect to that leased property, in which event the tenant will be required to pay us any shortfall in the amount of proceeds we receive from insurance compared to the replacement cost of that leased property and the rent will be reduced accordingly.
Our MOB leases include both triple net leases, as described above, and “net” and “modified gross” leases where we are responsible for operating and maintaining the properties and we charge the tenants for some or all of the property operating expenses. A small percentage of our MOB leases are “full service” leases where we receive fixed rent from the tenants and do not charge the tenants for any property operating expenses.
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
For more information about our leases with Five Star Senior Living Inc. or its subsidiaries, or Five Star, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Senior Living Community Management Agreements
Because we are a REIT for U.S. federal income tax purposes, we generally may not operate our senior living communities. For certain of our senior living communities, we use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, we lease certain of our communities to our TRSs and our TRSs enter into long term management agreements with third parties for the operation of such communities. These management agreements provide the manager with a management fee, which is a percentage of the gross revenues realized at the communities, plus reimbursement for the manager’s direct costs and expenses related to the communities, and generally provide the manager with an incentive fee equal to a percentage of the annual net operating income of the communities after we realize an annual minimum return equal to a percentage of our invested capital. The currently effective management agreements for our senior living communities generally expire between December 31, 2030 and December 31, 2041. In general, we have the right to terminate these management agreements upon certain manager events of default, including, without limitation, a change in control of the manager, as defined in the management agreements, and our manager has the right to terminate these management agreements upon certain events of default applicable to us.
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
Our Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to increase per share distributions to our shareholders. To achieve these objectives, we seek to: maintain a strong capital base of shareholders’ equity; invest in strong credit quality properties with strong credit quality tenants and managers; use moderate debt leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations comes from diverse properties and tenants.
Our Board of Trustees may change our investment and operating policies at any time without a vote of, or notice to, our shareholders.
Acquisition Policies
Our present acquisition strategy is to acquire additional properties primarily for income and secondarily for appreciation potential. We may purchase individual properties or multiple properties in one portfolio. In implementing this acquisition strategy, we consider a range of factors relating to each proposed acquisition, including, but not limited to:

•	the use and size of the property;

•	the location of the property;

•	the proposed acquisition price;

•	the existing or proposed management agreement or lease terms;

•	the availability and reputation of an experienced and financially qualified lessee(s), manager(s) or guarantor(s);

•	the historical and projected cash flows from the operations of the property;

•	the estimated replacement cost of the property;

•	the design, construction quality, physical condition and age of the property and expected capital expenditures or improvements that may be needed at the property;

•	the competitive market environment of the property;

•	the growth, tax and regulatory environments of the market in which the property is located;

•	the price segment and payment sources in which the property is operated;

•	the strategic fit of the property within our portfolio;

•	our weighted average long term cost of capital compared to projected returns we may realize by owning the property;

•	the level of permitted services and regulatory history of the property and its historical tenants and managers; and

•	the existence of alternative sources, uses or needs for capital.
An important part of our acquisition strategy is to identify and select, or create, qualified, experienced and financially stable tenants and managers.
Other Investments

We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties leased to any one tenant or to an affiliated group of tenants or in properties operated by any one tenant or manager or by an affiliated group of tenants or managers or in securities of one or more persons.

We own common shares of Five Star and The RMR Group Inc. (Nasdaq: RMR), or RMR Inc. We may in the future acquire additional common shares of Five Star or RMR Inc. or securities of other entities, including entities engaged in real estate activities. We may invest in the securities of other entities for the purpose of exercising control, or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities.

We prefer wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. For example, in March 2017, we entered a joint venture with a sovereign investor for one of our MOBs (two buildings) located in Boston, Massachusetts. Further, we may acquire interests in joint ventures as part of an acquisition of properties or entities. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

Mergers and Strategic Combinations

In the past, we have considered the possibility of entering into mergers or strategic combinations with other companies and we may explore such possibilities in the future.

Disposition Policies

We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, from time to time, we consider the sale of one or more of our properties or other investments. We make disposition decisions based on a number of factors, including, but not limited to, the following:

•	our ability to lease or operate the affected property on terms acceptable to us or have the affected property managed with our realizing acceptable returns;

•	the manager’s or tenant's desire to acquire or operate the affected property;

•	the manager’s or tenant's desire to dispose of or cease operating the affected property;

•	the proposed sale price;

•	the remaining length of the lease relating to the property and its other terms;

•	our evaluation of future cash flows which may be achieved from the property;

•	the strategic fit of the property or investment within our portfolio;

•	the capital required to maintain the property

•	the estimated value we may receive by selling the property;

•	our intended use of the proceeds we may realize from the sale of a property; and

•	the existence of alternative sources, uses or needs for capital.
Our Financing Policies
There are no limitations in our organizational documents on the type or amount of indebtedness we may incur. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. However, we may seek to amend these covenants or seek replacement financings with less restrictive covenants. In the future, we may decide to seek changes in the financial covenants which currently restrict our debt leverage based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise.
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
We currently have a $1.0 billion unsecured revolving credit facility that we use for working capital and general business purposes and for funding acquisitions on an interim basis until we are able to refinance them with equity or long term debt. In some instances, we may assume debt in connection with our acquisition of properties or place new mortgages on properties we own. For more information regarding our financing sources and activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” in Part II, Item 7 of this Annual Report on Form 10-K.
Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized statistical rating organizations; however, we cannot be sure that we will be able to maintain our investment grade ratings.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Our Manager
RMR Inc. is a holding company, and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, a Maryland limited liability company, or RMR LLC. Adam Portnoy, our Managing Trustee, as the current sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. He is also a director and an officer of RMR Inc. Barry Portnoy was our other Managing Trustee and a director and an officer of RMR Inc. and an officer of RMR LLC until his death on February 25, 2018. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634, and its telephone number is (617) 796-8390. RMR LLC or its subsidiaries also acts as the manager to Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, Industrial Logistics Properties Trust, or ILPT, and Select Income REIT, or SIR, and provides management and other services to other private and public companies, including Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty, Executive Vice President; Matthew P. Jordan, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; John C. Popeo, Executive Vice President; and Andrew J. Rebholz, Executive Vice President. David J. Hegarty is our President and Chief Operating Officer. Our executive officers and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustee and officers. As of February 1, 2018, RMR LLC had over 550 full time employees in its headquarters and regional offices located throughout the United States.
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
The Centers for Medicare and Medicaid Services, or CMS, of the U.S. Department of Health and Human Services, or HHS, has increased its oversight of state survey agencies in recent years, focusing its enforcement efforts on SNFs and chains of SNF operators with findings of substandard care or repeat and continuing deficiencies and violations. CMS has also sought to provide consumers with additional information relating to SNFs. Moreover, state Attorneys General typically enforce consumer protection laws relating to senior living services, clinics and other healthcare facilities. In addition, state Medicaid fraud control agencies may investigate and prosecute assisted living communities and SNFs, clinics and other healthcare facilities under fraud and patient abuse and neglect laws.
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
For the year ended December 31, 2017, approximately 97% of our net operating income, or NOI, was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenue is dependent upon Medicare and Medicaid programs. Our tenants and managers operate facilities in many states and they and we participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs and other similar facilities and state Medicaid programs for services in assisted living communities. In light of the current and projected federal budget deficit and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, each of which, or in any combination, could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. Examples include:

•
The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or collectively, the ACA, which was adopted in March 2010, has resulted in changes to insurance, payment systems and healthcare delivery systems. The ACA was intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. The ACA also encouraged the development and testing of bundled payment for services models, the development of Medicare value-based purchasing plans as well as several initiatives to encourage states to develop and expand home and community based services under Medicaid. Some of the provisions of the ACA took effect immediately, whereas others took effect or will take effect at later dates. To the extent the ACA is repealed, replaced or modified, additional regulatory risks may arise and our future financial results could be adversely and materially affected. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs on us.

•
On October 12, 2017, President Trump signed an executive order that modified certain aspects of the ACA. Specifically, the executive order directed federal agencies to reduce limits on association health plans and temporary insurance plans, allowing more widespread offerings of plans that do not adhere to all of the ACA’s mandates, and to permit workers to use funds from tax advantaged accounts to pay for their own coverage. On the same day, the Trump Administration also announced that it would stop paying what are known as cost sharing reduction subsidies to issuers of qualified health plans under the ACA.

•
In addition to the above changes to the ACA, in June 2017, HHS solicited suggestions for changes that could be made within the existing ACA legal framework to improve health insurance markets and meet the Trump Administration’s reform goals. HHS sought comments from interested parties to inform its ongoing efforts to create a more patient-centered healthcare system that adheres to the key principles of affordability, accessibility, quality, innovation and empowerment. It is unclear what the result of any of these legislative, executive and regulatory reform efforts may be or the effect they may have on us, if any.

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

•
Effective October 2010, CMS adopted rules that implemented a new SNF PPS case mix classification system known as RUG-IV. Following the implementation of RUG-IV, Medicare billing increased nationally, partially because of the unexpectedly large proportion of patients grouped in the highest paying RUG therapy categories. CMS did not intend for the implementation of RUG-IV to increase Medicare billing, however, and in 2011, CMS adopted a final rule designed to recalibrate the Medicare SNF PPS. The rule resulted in a reduction in aggregate Medicare payments for SNFs by approximately 11.1%, or $3.87 billion, in federal fiscal year 2012. In subsequent years, CMS slightly increased the Medicare SNF PPS rates and estimated that those rates would increase payments to SNFs by an aggregate of approximately 1.8% for federal fiscal year 2013, 1.3% for federal fiscal year 2014, 2.0% for federal fiscal year 2015, 1.2% for federal fiscal year 2016, and 2.4% for federal fiscal year 2017.

•
In July 2017, CMS issued a final rule updating Medicare payments to SNFs for federal fiscal year 2018, which CMS estimated would increase payments to SNFs by an aggregate of 1.0%, or approximately $370 million, compared to payments in federal fiscal year 2017. Additionally, in the final rule, CMS revised the market basket index for federal fiscal year 2018 and subsequent federal fiscal years by updating the base year from 2010 to 2014, and by adding a new cost category for Installation, Maintenance, and Repair Services. CMS also adopted additional policies, measures and data reporting requirements for the Skilled Nursing Facility Quality Reporting Program, as well as requirements for the Skilled Nursing Facility Value-Based Purchasing Program, including an exchange function to translate SNF performance scores calculated using the program’s scoring methodology into incentive payments. Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012 discussed above, however, Medicare payment rates will be lower for federal fiscal year 2018 than they were in federal fiscal year 2011. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs our tenants and managers may incur for services to residents whose services are paid for by Medicare.

•
In April 2017, CMS released a separate advance notice of proposed rulemaking soliciting public comments on potential options CMS may consider for revising certain aspects of the existing Medicare SNF PPS payment methodology, based on the results of CMS’s SNF Payment Models Research project. In particular, CMS is seeking comments on the possibility of replacing the existing case-mix classification model, RUG-IV, with a new model, the Resident Classification System, Version I.

•
In addition, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, incrementally reduced the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because a majority of SNF bad debt has historically been related to dual eligible beneficiaries, this rule has a substantial negative effect on SNFs. The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013 and going forward.

•
The federal government is also seeking to slow the growth of Medicare and Medicaid payments to SNFs in several ways, including pursuant to the Deficit Reduction Act of 2005, or the DRA. In 2006, the government implemented limits on Medicare payments for outpatient therapies but, pursuant to the DRA, created an exception process under which beneficiaries could request an exemption from the cap and be granted the amount of services deemed medically necessary by Medicare. In April 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 2015. In April 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 2015 through December 2017, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. As of January 17, 2018, however, the outpatient therapy cap exceptions process had not yet been further extended by Congress. Therapy over the cap is statutorily excluded as a Medicare benefit in the absence of an exceptions process. If no action is taken, Medicare beneficiaries will be limited to $2,010 of therapy under each therapy cap in 2018.

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

•
In January 2018, CMS issued a letter to State Medicaid Directors announcing that CMS would support state efforts to test incentives that make participation in work or other community engagement a requirement for continued Medicaid eligibility for non-elderly, non-pregnant adults. States would be required to have exemptions for individuals who are classified as “disabled” for Medicaid eligibility purposes, as well those with acute medical conditions or medical frailty that would prevent them from complying with the work requirement. As of January 2018, at least ten states have proposed implementing some type of work requirement for Medicaid eligibility.

•
Our tenants and managers’ Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS. Although the MPFS had previously been scheduled to be reduced by more than 25% in 2013, MPFS rates remained fixed at the 2012 level throughout 2013 and increased 0.5% for the period beginning in January 2014. In April 2014, PAMA extended the 0.5% increase to the MPFS rates through December 2014 and provided no increase in the MPFS rates in the period between January 2015 and March 2015. MACRA, discussed above, also repealed the Sustainable Growth Rate, or SGR, formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 2015, and replaced the SGR formula with a different reimbursement methodology, which is discussed in more detail below.

•
In addition to the reimbursement and rate changes discussed above, payments to SNFs will be increasingly determined by the quality of care provided. In October 2016, CMS issued a final rule to implement the Merit-Based Incentive Payment System, or MIPS, and Advanced Alternative Payment Models, or APMs, which together CMS calls the Quality Payment Program.  These reforms were mandated under MACRA and replace the SGR methodology for updates to the MPFS.  Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments.  MIPS is a new Medicare program that combines certain parts of existing quality and incentive programs into a single program that addresses quality, resource use, clinical practice activities and meaningful use of electronic health records.  APMs are innovative models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries which draw on existing programs, such as the bundled payment and shared savings models.  Our tenants’ and managers’ Medicare Part B outpatient therapy revenue rates are tied to the MPFS and may be affected by these regulatory changes. CMS has continued to update the Quality Payment Program requirements. Most recently, in November 2017, CMS issued a final rule making changes to the Quality Payment Program for 2018, and in January 2018, CMS unveiled a new voluntary bundled payment model, which will be added to the list of qualifying APMs approved for the Quality Payment Program.

•
PAMA established a SNF Value-Based Purchasing Program, which is intended to increase quality of care and reduce preventable hospitalizations. Under this program, HHS will assess SNFs based on hospital readmissions and make these assessments available to the public by October 2017. As part of PAMA implementation, in the SNF PPS final rule for fiscal year 2016, CMS adopted a 30 day all-cause, all-condition hospital readmission measure for SNFs, which was replaced with an all-condition, risk-adjusted potentially preventable hospital readmission rate measure in the SNF PPS final rule for fiscal year 2017. Under PAMA, beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on this measure. To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting in October 2018 and then redistribute between 50% and 70% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure. As noted above, in July 2017, the final rule updating Medicare payments to SNFs for federal fiscal year 2018 also adopted requirements for the Skilled Nursing Facility Value-Based Purchasing Program, including an exchange function to translate SNF performance scores calculated using the program’s scoring methodology into incentive payments. In addition, in October 2017, CMS publicly released certain SNF performance data for 2015, the baseline year for the SNF Value-Based Purchasing Program.

•
We and some of our tenants and managers are subject to the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data. Specifically, under the SNF Quality Reporting Program, HHS required SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format as of October 2016 and to begin reporting certain patient assessment data in such a format by October 2018. Beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year. The IMPACT Act also requires the Secretary of HHS and the Medicare Payment Advisory Commission to submit reports to Congress recommending a future Medicare PPS for post-acute care providers and analyzing both its effects on the reported metrics and its financial effect on post-acute care providers. As previously noted above, in July 2017, the final rule updating Medicare payments to SNFs for federal fiscal year 2018 also adopted additional policies, measures and data reporting requirements for the Skilled Nursing Facility Quality Reporting Program.

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

•
The DRA and the ACA also include provisions that encourage states to provide long term care services in home and community based settings rather than in SNFs or other inpatient facilities, including increased federal Medicaid spending for some states through the use of several programs. One such program, the Community First Choice Option, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. According to CMS, as of May 2017, eight states had currently approved CFC programs. We are unable to predict the effect of the implementation of the CFC Option and other similar programs on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties.

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

•
In September 2017, CMS, through its Innovation Center, issued a request for information seeking reactions from stakeholders regarding new approaches to promote patient centered care and test market driven reforms intended to empower Medicare and Medicaid beneficiaries as consumers, provide price transparency, increase choices and competition to improve quality, reduce cost and improve outcomes. In particular, CMS indicated that the Innovation Center is interested in testing models in eight focus areas, including increased participation in advanced alternative payment models; consumer directed care and market based innovation models; state based and local innovation, including Medicaid focused models; and program integrity models.

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
Regulatory Reform. In December 2017, the Trump Administration, including HHS, updated its “Regulatory Plan and Unified Agenda of Regulatory and Deregulatory Actions,” which lists the scope and anticipated timing of pending and future regulations. In releasing the agenda, the Administration highlighted its “ongoing progress toward the goals of more effective and less burdensome regulation,” including its plans to complete three deregulatory actions for every new regulatory action in fiscal year 2018. These efforts are consistent with executive orders issued by President Trump earlier in 2017, which called for the elimination of certain regulations, reductions in new regulatory costs to zero, and the creation of regulatory reform officers and taskforces within each federal agency. It is unclear how these regulatory reform efforts will impact our operations. Some of the regulatory updates described above may in the future be repealed, replaced or modified as a result of these regulatory reform efforts. For instance, in the latest update, HHS and CMS stated their intent to propose changes to the current Conditions of Participation or Conditions for Coverage that health care organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs. This may include additional changes to the Conditions of Participation for long term care facilities that participate in Medicare and Medicaid, such as our SNFs. We are unable to predict the impact on us of these or other regulatory reform efforts. While these efforts could ultimately decrease regulatory burden for our operations in the long-term, they may increase regulatory uncertainty in the near-term.
Tax Reform. On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the TCJA, became effective, enacting significant change to the United States Internal Revenue Code of 1986, as amended, or the IRC. The TCJA significantly impacts major aspects of the national economy, including the healthcare industry.
The TCJA has a direct effect on healthcare in that, effective January 1, 2019, it reduces the penalty associated with the individual mandate provision of the ACA to $0. Additionally, the TCJA changes the tax treatment of False Claims Act payments by amending the IRC to disallow any payments made to the government “in relation to the violation of any law or the investigation or inquiry by such government or entity into the potential violation of any law” from being deductible business expenses; the IRC had previously disallowed deductions for fines and penalties but allowed deductions for certain damages amounts for FCA cases because such amounts were inherently compensatory.
Other Matters. Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback, physician referral and privacy laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009 and the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal anti-kickback statute. In addition, the ACA increased penalties under federal sentencing guidelines between 20% and 50% for healthcare fraud offenses involving more than $1 million.
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
Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our tenants and our managers. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, we, our tenants and our managers that are covered entities or business associates within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect in March 2013 and required compliance with most provisions by September 2013. The Omnibus Rule modified various requirements, including the standard for providing breach notices, which was previously to perform an analysis of the harm of any disclosure to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information. In some states, these laws are more stringent than HIPAA, and we, our tenants and our managers must comply with both the applicable federal and state standards. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in 2017 alone. Finally, the Office for Civil Rights and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyber attacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.
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
Competition
Investing in senior living communities, MOBs and wellness centers is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and other public and private companies who are actively engaged in this business. Also, we compete for tenants and residents and for investments based on a number of factors including rents, rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic or property markets, including in markets we operate. Some of our competitors may have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength and operator qualifications of many of our tenants and managers may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.
Our tenants and managers compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and patients based on quality of care, reputation, physical appearance of properties, services offered, family preferences, physicians, staff, price and location. We and our tenants and manager also face competition from other healthcare facilities for qualified personnel, such as physicians and other healthcare providers that provide comparable facilities and services.
For additional information on competition and the risks associated with our business, please see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Insurance
We or our tenants are generally responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire and extended coverage and rental or business interruption loss insurance.  Either we purchase the insurance ourselves and, except in the case of our managed senior living communities, our tenants are required to reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. We participate with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or a reinsurer of certain coverage amounts. We also participate with RMR Inc. and other companies managed by RMR LLC in a partial joint program for directors and officers liability insurance as well as purchasing such insurance for our own account. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part II, Item 7 of this Annual Report on Form 10-K.
Internet Website
Our internet website address is www.snhreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Senior Housing Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Securityholders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Senior Housing Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or email secretary@snhreit.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.
Segment Reporting
As of December 31, 2017, we have four operating segments, of which three are separate reporting segments.  We aggregate our triple net leased senior living communities, our managed senior living communities and our MOBs into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents. Properties in this segment include leased independent living communities, assisted living communities and SNFs. We earn rental income revenues from the tenants that lease and operate our leased communities. The second reporting segment includes third party managed senior living communities managed for our account that provide short term and long term residential care and other services for residents. Properties in this segment include independent living communities and assisted living communities. We earn fees and services revenues from the residents of our managed senior living communities. The third reporting segment includes MOBs. We earn rental income revenues from the tenants that lease space in our medical offices, life science laboratories and other medical related facilities. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which we do not consider to be sufficiently material to constitute a separate reporting segment. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

•	a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;

•	a U.S. expatriate;

•	a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•	a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;

•	a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations, and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares other than an entity (or other arrangement) treated as a partnership for federal income tax purposes or a U.S. shareholder.
If any entity (or other arrangement) treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. Any entity (or other arrangement) treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT
We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our 1999 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years. Although we cannot be sure, we believe that from and after our 1999 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified us and will continue to qualify us to be taxed as a REIT under the IRC.
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. However, for taxable years beginning after 2017 and before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate shareholders will be eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1999 through 2017 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•
We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.

•
If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.

•
If we have net income from “prohibited transactions” — that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors — we will be subject to tax on this income at a 100% rate.

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

•
If we fail to satisfy any of the REIT asset tests described below (other than a de minimis failure of the 5% or 10% asset tests) due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•
If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below) due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.

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

•
As discussed below, we are invested in real estate through a subsidiary that we believe qualifies for taxation as a REIT. If it is determined that this entity failed to qualify for taxation as a REIT, we may fail one or more of the REIT asset tests. In such case, we expect that we would be able to avail ourselves of the relief provisions described below, but would be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income we earned from this subsidiary.

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination of our REIT status is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate level income taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various

REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.
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
Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Although we cannot be sure, we believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years.
To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.
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
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.
Subsidiary REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent’s own REIT qualification and taxation on account of the subsidiary’s failure cascading up to the REIT parent, all as described under “Asset Tests” below.
We indirectly own real estate through a subsidiary that we believe has qualified and will remain qualified for taxation as a REIT under the IRC, and we may in the future invest in real estate through one or more other subsidiary entities that are intended to qualify for taxation as REITs. We joined with our subsidiary REIT in filing a protective TRS election, effective for the first quarter of 2017, and we have reaffirmed this protective election with this subsidiary as of January 2018, and we may continue to do so every January hereafter unless and until our ownership of this subsidiary falls below 10%. Pursuant to this protective TRS election, we believe that if our subsidiary is not a REIT for some reason, then it would instead be considered one of our TRSs, and as such its value would fit within our REIT gross asset tests described below. Protective TRS elections will not impact our compliance with the 75% and 95% gross income tests described below, because we do not expect our gains and dividends from a subsidiary REIT’s shares will jeopardize compliance with these tests even if for some reason the subsidiary is not a REIT.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% (25% before our 2018 taxable year) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. Our ownership of stock and other securities in TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:

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

In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which we intend for the subsidiary’s TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.

We acquired in the second quarter of 2015, and continue to own, an ownership position in RMR Inc. that is in excess of 10% of RMR Inc.’s outstanding securities by vote or value. Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015. RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs. Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities. Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day to day operational activities at or for lodging facilities or health care facilities. To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities. Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS. In addition, because we acquired a significant portion of our investment in RMR Inc. in exchange for our common shares that were newly issued, our counsel, Sullivan & Worcester LLP, is of the opinion that our investment in RMR Inc. should have qualified as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC to the extent related to such issuance of our common shares. To the extent our investment in RMR Inc. so qualified, it constituted a “real estate asset” under Section 856(c) of the IRC and did not constitute a security subject to the REIT asset test limitations discussed below for a one year period that ended in June 2016. If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period that such ownership qualified as a “temporary investment of new capital,” would have been and would be in violation of the applicable REIT asset tests described below. Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at the highest regular corporate income tax rate on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.
In addition, we have elected to treat as a TRS a particular corporate subsidiary of Five Star with whom we do not have a rental relationship. This intended TRS manages and operates independent living facilities for us, and in the future may operate additional independent living facilities for us. In that role, the intended TRS provides amenities and services to our tenants, the independent living residents; for the duration of our ownership of these independent living facilities, there have not been, and are not expected to be, assisted living or skilled nursing residents at these facilities, and neither we nor the intended TRS have provided or expect to provide health care services at these facilities or elsewhere. Although the law is unclear on this point, and in fact a close read of the statute and legislative history might suggest otherwise, IRS private letter rulings conclude and imply that the management and operation of independent living facilities do not constitute operating or managing a health care facility such that TRS status is precluded, provided that there are no assisted living or skilled nursing residents in the facilities and provided further that neither the REIT nor the intended TRS provide health care services. Although IRS private letter rulings do not generally constitute binding precedent, they do represent the reasoned, considered judgment of the IRS and thus provide insight into how the IRS applies and interprets the federal income tax laws. Based on these IRS private letter rulings, our counsel, Sullivan & Worcester LLP, is of the opinion that it is more likely than not that our intended TRS that manages and operates pure independent living facilities will qualify as a TRS, provided that there are no assisted living or skilled nursing residents in the subject facilities and provided further that neither we nor the intended TRS provide health care services.
As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. Additionally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified health care property to a TRS if an eligible independent contractor operates the facility, as discussed more fully below. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carryforwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carryforwards are subject to limitations, however, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation stemming from December 2017 amendments to the IRC providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year’s taxable income. Moreover, pursuant to the December 2017 amendments to the IRC, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. As a result, we cannot be sure that our TRSs will be able to utilize, in full or in part, any net operating losses or other carryforwards that they have generated or may generate in the future.
Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, beginning with our 2016 taxable year, the 100% excise tax also applies to the underpricing of services provided by one of our TRSs to us in contexts where the services are unrelated to services for our tenants. We cannot be sure that arrangements involving our TRSs will not result in the imposition of one or more of these restrictions or sanctions, but we do not believe that we or our TRSs are or will be subject to these impositions.
Income Tests. There are two gross income requirements for qualification for taxation as a REIT under the IRC:

•
At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property, or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

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

•
Rents do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. In this regard, we already own close to, but less than, 10% of the outstanding common shares of Five Star, and Five Star has undertaken to limit its redemptions of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

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

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

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

•
In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographic area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we believe that our revenues from TRS provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.

We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC, subject to the considerations in the following paragraph.
As discussed above, we currently own independent living facilities that we purchased to be managed and operated by a TRS; the TRS provides amenities and services, but not health care services, to the facilities’ residents, who are our tenants. We may from time to time in the future acquire additional properties to be managed and operated in this manner. Our counsel, Sullivan & Worcester LLP, is of the opinion that it is more likely than not that our intended TRS that manages and operates independent living facilities will qualify as a TRS, provided that there are no assisted living or skilled nursing residents in the subject facilities and provided further that neither we nor the intended TRS provide health care services. Accordingly, we expect that the rents we receive from these facilities’ independent living residents will qualify as “rents from real property” because services and amenities to them are provided through a TRS. If the IRS should assert, contrary to its current private letter ruling practice, that our intended TRS does not in fact so qualify, and if a court should agree, then the rental income we receive from the independent living facility residents who are our tenants would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect that we would qualify for the gross income tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.
In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a loan secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all of the property securing the loan) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), then a part of the interest income from such loan equal to the percentage amount by which the loan exceeds the value of the real property (as so reduced by senior liens) will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test.
Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, the active, nonrental gross income from the property would so qualify. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:

•
that is acquired by a REIT as a result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which any related loan acquired by the REIT was acquired at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.
Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.
Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•
on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent and other than specifically exempted forms of maintenance or deferred maintenance; or

•
which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, but such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs. We cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain from dispositions of assets that we have made, or that we might make in the future, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests to the extent that such assets qualify as real property, and will not be dealer gains or subject to the 100% penalty tax, because our general intent has been and is to:

•	own our assets for investment with a view to long term income production and capital appreciation;

•	engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and

•	make occasional dispositions of our assets consistent with our long term investment objectives.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above (beginning with our 2016 taxable year), cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC (beginning with our 2016 taxable year), government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five year or longer debt instruments, but in each case only for the one year period commencing with our receipt of the new capital).

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

•	Not more than 20% (25% before our 2018 taxable year) of the value of our total assets may be represented by stock or other securities of our TRSs.

•
Beginning with our 2016 taxable year, not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS of ours, to the extent that and during the period in which they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.
If we own a loan secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all of the property securing the loan) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan, the mortgage loan will generally be treated as a real estate asset for purposes of the 75% asset test above. But if the loan is undersecured when made, then the portion adequately secured by the real property (or the interests in real property) will generally be treated as a real estate asset for purposes of the 75% asset test above and the remaining portion will generally be treated as a separate security that must satisfy applicable asset tests.
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
In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate income tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
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
Our Relationships with Five Star. As of December 31, 2017, we owned approximately 9% of the common shares of Five Star. Our leases with Five Star, Five Star’s charter, and other agreements collectively contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification for taxation as a REIT under the IRC. Accordingly, commencing with our 2002 taxable year, we expect that the rental income we have received and will receive from Five Star and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above. In addition, as described above, we have elected to treat as a TRS a particular corporate subsidiary of Five Star with whom we do not have a rental relationship, and our counsel, Sullivan & Worcester LLP, is of the opinion that it is more likely than not that this intended TRS will so qualify. Finally, as described below, we have engaged as an intended eligible independent contractor another corporate subsidiary of Five Star with whom we do not have a rental relationship.
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
In lease transactions involving our TRSs, our intent is for the rents paid to us by the TRS to qualify as “rents from real property” under the REIT gross income tests summarized above. In order for this to be the case, the manager operating the leased property on behalf of the applicable TRS must be an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the IRC, and the properties leased to the TRS must be “qualified health care properties” within the meaning of Section 856(e)(6)(D) of the IRC. Qualified health care properties are defined as health care facilities and other properties necessary or incidental to the use of a health care facility.
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
We have engaged as an intended eligible independent contractor a particular corporate subsidiary of Five Star with whom we do not have a rental relationship. This contractor and its affiliates at Five Star are actively engaged in the trade or business of operating qualified health care properties for their own accounts, including pursuant to management contracts among themselves and including properties that we do not lease to them; however, this contractor and its affiliates have few if any management contracts for qualified health care properties with third parties other than us and our TRSs. Based on a plain reading of the statute as well as applicable legislative history, our counsel, Sullivan & Worcester LLP, has opined that this intended eligible independent contractor should in fact so qualify. If the IRS or a court determines that this opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by this particular contractor would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with one or both of these gross income tests. Under those circumstances, however, we expect we would qualify for the gross income tests’ relief provision described above, and thereby would preserve our qualification for taxation as a REIT. If the relief provision were to apply to us, we would be subject to tax at a 100% rate upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance could be material because to date all of the properties leased to our TRSs are managed for the TRSs by this contractor.
As explained above, we will be subject to a 100% tax on the rents paid to us by any of our TRSs if the IRS successfully asserts that those rents exceed an arm’s length rental rate. Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our TRSs’ management agreements will be respected for purposes of the requirements of the IRC discussed above. Accordingly, we expect that the rental income from our current and future TRSs will qualify as “rents from real property,” and that the 100% tax on excessive rents from a TRS will not apply.
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

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate level income taxes that we pay (e.g., taxes on built-in gains or foreclosure property income).

The December 2017 amendments to the IRC generally limit the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Legislative history indicates that a real property trade or business includes a trade or business conducted by a corporation or a REIT. We intend to make an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our real estate investment trust taxable income.
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
Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year.
The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate income tax rates on undistributed amounts. In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.
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
Acquisitions of C Corporations
We have engaged and may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we have made or do make an applicable TRS election, each of our acquired entities and their various wholly owned corporate and noncorporate subsidiaries generally became or will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities have been and will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally have been and will be treated as the successor to the acquired and then disregarded entities’ federal income tax attributes, such as those entities’ (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, as we have done from time to time in the past, we generally will not be subject to such attribute carryovers in respect of attributes existing prior to such election.
Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate income taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain that was present on the last date an asset was owned by a C corporation, if we succeed to a carryover tax basis in that asset directly or indirectly from such C corporation and if we sell the asset during the five year period beginning on the day the asset ceased being owned by such C corporation. To the extent of our income and gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such income and gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “Taxation of Taxable U.S. Shareholders”. We generally have not sold and do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.
Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “Taxation of Taxable U.S. Shareholders”.
Depreciation and Federal Income Tax Treatment of Leases
Our initial tax bases in our assets will generally be our acquisition cost. As described above and pursuant to the December 2017 amendments to the IRC, we intend to make an election to be treated as an electing real property trade or business pursuant to Section 163(j)(7)(B) of the IRC; depreciable real property (including specified improvements) held by electing real property trades or businesses must be depreciated under the alternative depreciation system under the IRC, which generally imposes a class life for depreciable real property as long as forty years. We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods. These depreciation schedules, and our initial tax bases, may vary for properties that we acquire through tax-free or carryover basis acquisitions, or that are the subject of cost segregation analyses.
We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of our facilities must be classified for U.S. federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.
Distributions to our Shareholders
As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “Taxation of Taxable U.S. Shareholders,” “Taxation of Tax-Exempt U.S. Shareholders,” and “Taxation of Non-U.S. Shareholders.”
A redemption of our shares for cash only will be treated as a distribution under Section 302 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of

Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)	long-term capital gains, if any, recognized on the disposition of our shares;

(2)
our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

(3)	our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)	our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on built-in gains), net of the corporate income taxes thereon.
As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)	each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;

(3)	each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;

(4)
each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)	both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.
If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within sixty days after the close of the affected taxable year.
If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any qualified dividend income and any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all outstanding classes of our shares.
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
If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.
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
U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. U.S. shareholders are urged to consult their tax advisors regarding the application of the 3.8% Medicare tax, including the applicability of the deduction-without-outlay mechanism of Section 199A of the IRC to the calculation of their net investment income.
If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in a prescribed combination of taxable years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in a prescribed combination of taxable years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis. The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.
Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us. In addition, a U.S. shareholder that utilizes the deduction under Section 199A of the IRC with respect to qualified REIT dividends received from us may also be required to make a similar election in order to include such qualified REIT dividends in the calculation of net investment income. Distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt U.S. Shareholders
The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a tax-exempt shareholder, we urge you to consult your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.
Our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit or otherwise hold mortgage assets or conduct mortgage securitization activities that generate “excess inclusion” income.
Taxation of Non-U.S. Shareholders
The rules governing the U.S. federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a non-U.S. shareholder, we urge you to consult your own tax advisor to determine the impact of U.S. federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.
We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as The Nasdaq Stock Market LLC, or Nasdaq. Although we cannot be sure, we expect that each class of our shares has been and will remain listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder’s allocable share of our current and accumulated earnings and profits.
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
If, contrary to our expectation, a class of our shares was not listed on a U.S. national securities exchange and we made a distribution on those shares that was attributable to gain from the sale or exchange of a USRPI, then a non-U.S. shareholder holding those shares would be taxed as if the distribution was gain effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. In addition, the applicable withholding agent would be required to withhold from a distribution to such a non-U.S. shareholder, and remit to the IRS, up to 21% of the maximum amount of any distribution that was or could have been designated as a capital gain dividend. The non-U.S. shareholder also would generally be subject to the same treatment as a U.S. shareholder with respect to the distribution (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual), would be subject to fulsome U.S. federal income tax return reporting requirements, and, in the case of a corporate non-U.S. shareholder, may owe the up to 30% branch profits tax under Section 884 of the IRC (or lower applicable tax treaty rate) in respect of these amounts.
Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to U.S. federal income taxation or withholding. We expect that our shares will not be USRPIs because one or both of the following exemptions will be available at all times.
First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of its outstanding shares was directly or indirectly held by foreign persons. From and after December 18, 2015, a person who at all relevant times holds less than 5% of a REIT’s shares that are “regularly traded” on a domestic “established securities market” is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person. Other presumptions apply in making the determination with respect to other classes of REIT shareholders. As a result of applicable presumptions, we expect to be able to demonstrate from and after December 18, 2015 that we are less than 50% foreign owned. For periods prior to December 18, 2015, we believe that we were less than 50% foreign owned, but that may not be possible to demonstrate unless and until technical corrections legislation expressly expands application of the ownership presumptions. Accordingly, although we cannot be sure, we believe that we are and will remain a “domestically controlled” REIT.
If, contrary to our expectation, a gain on the sale of our shares is subject to U.S. federal income taxation (for example, because neither of the above exemptions were then available, i.e., that class of our shares were not then listed on a U.S. national securities exchange and we were not a “domestically controlled” REIT), then (a) a non-U.S. shareholder would generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals), (b) the non-U.S. shareholder would also be subject to fulsome U.S. federal income tax return reporting requirements, and (c) a purchaser of that class of our shares from the non-U.S. shareholder may be required to withhold 15% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.
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
Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

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
Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% U.S. withholding tax on applicable payments to non-U.S. persons, notwithstanding any otherwise applicable provisions of an income tax treaty. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale, exchange, redemption, retirement or other disposition of our shares) made after December 31, 2018. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.

Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently; in fact, both technical corrections legislation and administrative guidance may someday be enacted or promulgated in response to the substantial December 2017 amendments to the IRC. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.
ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS
General Fiduciary Obligations
The Employee Retirement Income Security Act of 1974, as amended, or ERISA, the IRC and similar provisions to those described below under applicable foreign or state law, individually and collectively, impose certain duties on persons who are fiduciaries of any employee benefit plan subject to Title I of ERISA, or an ERISA Plan, or an individual retirement account or annuity, or an IRA, a Roth IRA, a tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), a Keogh plan or other qualified retirement plan not subject to Title I of ERISA, each a Non-ERISA Plan. Under ERISA and the IRC, any person who exercises any discretionary authority or control over the administration of, or the management or disposition of the assets of, an ERISA Plan or Non-ERISA Plan, or who renders investment advice for a fee or other compensation to an ERISA Plan or Non-ERISA Plan, is generally considered to be a fiduciary of the ERISA Plan or Non-ERISA Plan.
Fiduciaries of an ERISA Plan must consider whether:

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
Fiduciaries of an ERISA Plan may incur personal liability for any loss suffered by the ERISA Plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the ERISA Plan on account of a violation. Fiduciaries of any Non-ERISA Plan should consider that the Non-ERISA Plan may only make investments that are authorized by the appropriate governing instrument and applicable law.
Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA Plan or Non-ERISA Plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by the arrangements generally or any particular arrangement, or that the investment is appropriate for arrangements generally or any particular arrangement.
Prohibited Transactions
Fiduciaries of ERISA Plans and persons making the investment decision for Non-ERISA Plans should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA Plan or a Non-ERISA Plan and disqualified persons or parties in interest, as applicable, are prohibited transactions and result in adverse consequences absent an exemption. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or Non-ERISA Plan may cause a wide range of persons to be treated as disqualified persons or parties in interest with respect to it. A non-exempt prohibited transaction, in addition to imposing potential personal liability upon ERISA Plan fiduciaries, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained (or his beneficiary), the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the non-exempt prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a non-exempt prohibited transaction.
“Plan Assets” Considerations
The U.S. Department of Labor has issued a regulation defining “plan assets.” The regulation, as subsequently modified by ERISA, generally provides that when an ERISA Plan or a Non-ERISA Plan otherwise subject to Title I of ERISA and/or Section 4975 of the IRC acquires an interest in an entity that is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the assets of the ERISA Plan or Non-ERISA Plan include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant. We are not an investment company registered under the Investment Company Act of 1940, as amended.
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
The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. Although we cannot be sure, we believe our common shares have been and will remain widely held, and we expect the same to be true of any future class of equity that we may issue.
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
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations—Taxation as a REIT.”
Item 1A.  Risk Factors.
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe are material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations, liquidity, prospects or ability to make or sustain distributions to our shareholders could be adversely affected and the value of our securities could decline. Investors and prospective investors should consider the risks described below, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Tenants and Managers
Financial and other difficulties at Five Star could adversely affect us.
Our leases with Five Star accounted for approximately 31.2% of our total annualized rental income as of December 31, 2017 and approximately 19.6% of our total revenues for the year ended December 31, 2017. Five Star also leases 27.6% and manages for our account 19.3% of our properties, at cost before depreciation and purchase price allocations, less impairments, as of December 31, 2017. Five Star has not been consistently profitable since it became a public company in 2001. Although Five Star has access to a $100.0 million secured revolving credit facility that matures in 2020, subject to extensions upon Five Star's payment of extension fees and meeting other conditions, it currently has limited resources and substantial lease obligations to us and others.
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

•	Increases in labor costs may have a material adverse effect on Five Star.

•	Increases in newly developed senior living communities may have a material adverse effect on Five Star.

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

•	The failure of Medicare and Medicaid rates to match Five Star’s costs would reduce Five Star’s income and may cause Five Star to continue to experience losses.

•	Private third party payers’, such as insurance companies’, continued efforts to reduce healthcare costs could adversely affect Five Star.

•	Provisions of the ACA, or the possible future repeal, replacement or modification of the ACA, could reduce Five Star’s income and increase its costs.

•	Five Star’s business is subject to extensive regulation, which requires Five Star to incur significant costs and may cause Five Star to experience losses.

•
The nature of Five Star’s business exposes it to litigation and regulatory and government proceedings; Five Star has been, is currently, and expects in the future to be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of its business, some of which may involve material amounts.

•
Five Star’s strategy to continue to grow its business by entering into additional long term lease and management arrangements for, and by acquiring, senior living communities where residents’ private resources account for all or a large majority of revenues, may not succeed and may cause Five Star to continue to experience losses.

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
Seniors have been increasingly delaying their moves to senior living communities, including to our leased and managed senior living communities, until they require greater care. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior living communities. Moreover, older aged persons may have greater care needs and require higher acuity services, which may increase our tenants’ and managers’ cost of business, expose our tenants and managers to additional liability or result in lost business and shorter stays at our leased and managed senior living communities if our tenants and managers are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact the occupancy rates, revenues and cash flows at our leased and managed senior living communities and our results of operations.
Increases in labor costs at our managed senior living communities may have a material adverse effect on us.
Wages and employee benefits associated with the operations of our managed senior living communities represent a significant part of our managed senior living communities’ operating expenses. Our managers compete with other senior living community operators, among others, to attract and retain qualified personnel responsible for the day to day operations of our managed senior living communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require our managers to increase the wages and benefits they offer to their employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and, as noted above, we cannot predict the future impact of the ACA, or the possible future repeal, replacement or modification of the ACA, on the cost of employee health insurance. Although Five Star determines its employee health insurance and workers’ compensation self insurance reserves with guidance from third party professionals, its reserves may nonetheless be inadequate. Increasing employee health insurance and workers’ compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and adversely affect our earnings from our managed senior living communities.
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
Federal, state and local employment related laws and regulations could increase the cost of doing business at our managed senior living communities, and our managers may fail to comply with such laws and regulations.
The operations at our managed senior living communities are subject to a variety of federal, state and local employment related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. Because labor represents a significant portion of our managed senior living communities’ operating expenses, compliance with these evolving laws and regulations could substantially increase the cost of doing business at our managed senior living communities, while failure to do so could subject our managers to significant back pay awards, fines and lawsuits. Our managers’ failure to comply with federal, state and local employment related laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
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
Depressed U.S. housing market conditions may reduce the willingness or ability of seniors to relocate to our senior living communities.
Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of seniors to afford our tenants’ and managers’ entrance fees and resident fees as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. If seniors have a difficult time selling their homes, their ability to relocate to our leased and managed senior living communities or finance their stays at our leased and managed senior living communities with private resources could be adversely affected. If U.S. housing market conditions reduce seniors’ willingness or ability to relocate to our leased and managed senior living communities, the occupancy rates, revenues and cash flows at our leased and managed senior living communities and our results of operations could be negatively impacted.
Our tenants or managers may fail to comply with laws relating to the operation of our leased and managed senior living communities.
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
For the year ended December 31, 2017, approximately 97% of our NOI was generated from properties where a majority of the revenue is derived from private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenue was derived from Medicare and Medicaid reimbursements. Operations at most of our Medicare and Medicaid dependent properties currently produce sufficient cash flow to pay our allocated rents or our minimum returns, but operations at certain of these properties do not. Even at properties where less than a majority of the NOI comes from Medicare or Medicaid payments, a reduction in such payments could materially adversely affect profits of, or result in losses to, our tenants or managers. With the background of the current and projected federal budget deficit and other federal priorities and continued challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare and state Medicaid rates and federal payments to states for Medicaid programs. For further information regarding such programs, see elsewhere in this Annual Report on Form 10-K, including under the caption “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K, and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Government Reimbursement” in Part II, Item 7 of this Annual Report on Form 10-K. If and to the extent Medicare or Medicaid rates are reduced from current levels, or if rate increases are less than increases in operating costs, such changes could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. In addition, the revenues that we or our tenants receive from Medicare and Medicaid may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set offs, administrative rulings and policy interpretations, and payment delays, any of which could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
Provisions of the ACA and efforts to repeal, replace or modify the ACA could adversely affect us or our tenants and managers.
The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, us, our tenants and managers. Examples of these, and other information regarding such programs, are provided below as well as under the caption “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Government Reimbursement” in Part II, Item 7 of this Annual Report on Form 10-K.
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
Further, the ACA includes other changes that may affect us, our tenants and our managers, such as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, value based purchasing plans and a Medicare post acute care pilot program to develop and evaluate making a bundled payment for services, including hospital, physician and SNF services, provided during an episode of care.
Changes implemented under the ACA resulting in reduced payments for services or the failure of Medicare, Medicaid or insurance payment rates to cover increasing costs could adversely and materially affect the ability of our tenants to pay rent to us, the profitability of certain of our managed senior living communities and the values of our properties.
On October 12, 2017, President Trump signed an executive order that modified certain aspects of the ACA by directing federal agencies to reduce limits on association health plans and temporary insurance plans and to permit workers to use funds from tax advantaged accounts to pay for their own coverage. On the same day, the Trump Administration also announced that it would stop paying what are known as cost sharing reduction subsidies to issuers of qualified health plans under the ACA. Further, as a result of a new tax reform law, effective January 1, 2019, the penalty associated with the individual mandate provision of the

ACA was reduced to $0. To the extent the ACA is repealed, replaced or modified, additional risks and regulatory uncertainty may arise. Depending upon what aspects of the ACA are repealed, replaced or modified, our future financial results could be adversely and materially affected.
Risks Related to Our Business
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
Increasing interest rates may adversely affect us.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions that have resulted in low interest rates for a long period of time. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by one percentage point, and there are some market expectations that market interest rates will rise further in the near to intermediate term. Market interest rates may continue to increase, and those increases may materially and negatively affect us in several ways, including:

•
Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares.

•
Amounts outstanding under our revolving credit facility and term loans require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

•
Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.

We are limited in our ability to operate or manage our properties and are thus dependent on our tenants and managers.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing health care facilities, we do not operate or manage our senior living communities. Instead, we lease nearly all of our senior living communities to operating companies or to our subsidiaries that qualify as TRSs under the IRC. We have retained third party managers to operate and manage our senior living communities that are leased to our subsidiaries. Our income from our properties may be adversely affected if our tenants or managers fail to provide quality services and amenities to residents or if they fail to maintain quality services. While we monitor the performance of our tenants and managers and apply asset management strategies and discipline, we have limited recourse under our leases and management agreements if we believe that our tenants or managers are not performing adequately. Any failure by our tenants or managers to fully perform the duties agreed to in our leases and management agreements could adversely affect our results of operations. In addition, our tenants and managers operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest, and fees paid to our managers are often set as a percentage of gross revenues rather than profits. As a result, our tenants and managers have made, and may in the future make, decisions regarding competing properties or our properties’ operations that may not be in our best interests.

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
Our business plans involve the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies;

•	our long term cost of capital;

•	contingencies in our acquisition agreements; and

•	the availability and terms of financing.
We might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:

•
we do not believe that it is possible to understand fully a property before it is owned and operated for a reasonable period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction;

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;

•	the occupancy of and rents from properties that we acquire may decline during our ownership;

•	property operating costs for our acquired properties may be higher than anticipated, and our acquired properties may not yield expected returns;

•
we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by residents, tenants, vendors or other persons related to actions taken by former owners of the properties; and

•	acquired properties might require significant management attention that would otherwise be devoted to our other business activities.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
We and our tenants and managers face significant competition.
We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. Because of competition, we may be unable to acquire, or may pay a significantly increased purchase price for, a desired property, which would reduce our expected returns from that property. Some of our competitors may have greater financial and other resources than us. Further, during prior periods of economic recession, some investors have focused on healthcare real estate investments because of a belief that these types of investments may be less affected by general economic circumstances than most other investments. Low historical market interest rates and increased leverage utilized by financial and other buyers have caused purchase prices for healthcare real estate investments to increase, therefore decreasing rates of returns. Such conditions have resulted in increased competition for investments, fewer available investment opportunities and lower spreads over the cost of capital. If such conditions continue for a protracted period, our ability to grow our business and improve our financial results may be materially and adversely affected.
We also face competition for tenants at our properties, particularly at our MOBs. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties and increase the competition we face. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge.
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
In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although there are indications that the rate of newly started developments has recently declined, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on our tenants and managers, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. These competitive challenges may prevent our tenants and manager from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents and returns we may receive and earn from our leased and managed senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline.
We may be unable to lease our properties when our leases expire.
Although we typically will seek to renew our leases with current tenants when they expire, we cannot be sure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties.
We may experience declining rents or incur significant costs to renew our leases or to lease our properties to new tenants.
When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, and we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Moreover, many of our MOB properties have been specially designed for the particular businesses of our tenants; if the current leases for such properties are terminated or are not renewed, we may be required to renovate such properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease such properties to new tenants.
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
Ownership of real estate is subject to environmental risks.
Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants or managers, abutters or other persons. Various federal and state laws impose liabilities upon property owners, including us, for environmental damages arising at, or migrating from, owned properties, and we may be liable for the costs of environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, such properties. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial.
In addition, we believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
Current government policies regarding interest rates and trade policies may cause a recession.
The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and changing U.S. and other countries’ trade policies may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our tenants and managers, could adversely impact the ability of our tenants and managers to renew our leases or management agreements or pay rents or returns to us, and may cause the values of our properties and of our securities to decline.
Ownership of real estate is subject to climate change and adverse weather risks.

Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we own. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on properties we own and result in significant losses to us and interruption of our business. Also, the political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. These or future laws may cause operating costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or require us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations and cause the value of our securities to decline.
Real estate ownership creates risks and liabilities.
In addition to the risks discussed above, our business is subject to other risks associated with real estate ownership, including:

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	current and future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in government regulations; and

•	liabilities and litigations arising from injuries on our properties or otherwise incidental to the ownership of our properties.
We have debt and we may incur additional debt.
As of December 31, 2017, our consolidated indebtedness was $3.7 billion, our consolidated indebtedness to total gross assets ratio was 42.0% and we had $404.0 million available for borrowing under our $1.0 billion revolving credit facility. The agreements governing our $1.0 billion revolving credit facility, our $350.0 million term loan and our $200.0 million term loan include a feature under which the maximum aggregate borrowing availability may be increased to up to $2.0 billion, $700.0 million and $400.0 million, respectively.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurring debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Excessive debt could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to maintain investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including our credit facility and term loan agreements and our senior unsecured notes indentures and their supplements. In such case, our lenders may demand immediate payment of any outstanding indebtedness and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may fail to comply with the terms of our credit facility and term loan agreements and our senior unsecured notes indentures and their supplements, which could adversely affect our business and may prevent our making distributions to our shareholders.
Our credit facility and term loan agreements and our senior unsecured notes indentures and their supplements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit facility and term loan agreements and our senior unsecured notes indentures and their supplements require us to maintain certain debt service ratios. Our ability to comply with such covenants will depend upon the net rental income and returns we receive from our properties. If the occupancy at our properties declines or if our rents or returns decline, we may be unable to borrow under our revolving credit facility. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our securityholders.
If we are unable to borrow under our revolving credit facility, we may be unable to meet our obligations or grow our business by acquiring additional properties. If we default under our credit facility or term loan agreements, our lenders may demand immediate payment and may elect not to fund future borrowings. During the continuance of any event of default under our credit facility or term loan agreements, we may be limited or in some cases prohibited from making distributions to our shareholders. Any default under our credit facility or term loan agreements that results in acceleration of our obligations to repay outstanding indebtedness or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our credit facility or term loan agreements or our senior unsecured notes indentures and their supplements.
RMR LLC and Five Star rely on information technology and systems in their operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.
RMR LLC and Five Star rely on information technology and systems, including the Internet and commercially available software, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, residents and tenants and lease data. If either of RMR LLC or Five Star experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC, Five Star or us. RMR LLC and Five Star rely on commercially available systems, software, tools and monitoring, as well as their internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential resident, tenant, customer and vendor information, such as personally identifiable information related to their employees and others, including in Five Star’s case, residents, and information regarding their and our financial accounts. Each of RMR LLC and Five Star takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. For example, in June 2017, RMR LLC became aware that it had been a victim of criminal fraud in which a person pretending to be a representative of a seller in a property acquisition transaction provided fraudulent money wire instructions that caused money to be wire transferred to an account that was believed to be, but was not, the seller’s account. We were not involved in that transaction and we did not incur any loss from that transaction; however, there may be a risk that similar fraudulent activities could be attempted against us, RMR LLC or others with respect to our assets. The cybersecurity risks to RMR LLC, Five Star, us and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetuate illegal or fraudulent activities against RMR LLC or Five Star, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s, Five Star’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s or Five Star’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s, Five Star’s or our operations, or to safeguard RMR LLC’s, Five Star’s or our business processes, assets and information could result in financial losses, interrupt RMR LLC’s or Five Star’s operations, damage RMR LLC’s or Five Star’s reputation, cause RMR LLC or Five Star to be in default of material contracts and subject RMR LLC or Five Star to liability claims or regulatory penalties. Any or all of the foregoing could materially and adversely affect our business and the value of our securities.
Real estate construction and redevelopment creates risks.
Our business plans involve the development of new properties or the redevelopment of some of our existing properties as the existing leases expire, as our tenants’ or managers’ needs change or to pursue any other opportunities that we believe are desirable. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of leased properties, including the risks that construction may not be completed on schedule or within budget, resulting in increased construction costs and delays in leasing such properties and generating cash flows. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of these circumstances in connection with our development or redevelopment activities could have an adverse effect on our financial condition, results of operations and the value of our securities.
Insurance may not adequately cover our losses.
We or our tenants are generally responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire and extended coverage. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses.
Our use of joint ventures may limit our flexibility with jointly owned investments.
In March 2017, we entered a joint venture with a sovereign investor for one of our MOBs located in Boston, Massachusetts, and we may in the future acquire, develop or recapitalize properties in joint ventures with other persons or entities. Our participation in these joint ventures is subject to risks, including the following:

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
Under the Americans with Disabilities Act and certain similar state statutes, many commercial properties must meet specified requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with these laws. In addition, non-compliance could result in the imposition of fines or an award of damages and costs to private litigants. These expenditures may have an adverse impact on our financial results and the value of our securities.
Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we cannot assure that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, adopted new accounting rules to be effective for fiscal years ending after December 2018, which will require companies to capitalize substantially all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet” basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, these rules could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheets or some companies may decide to prefer property ownership to leasing. Such decisions by our current or prospective tenants may adversely impact our business and the value of our securities.
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
Our management structure and agreements and relationships with RMR LLC and RMR LLC’s and its controlling shareholder's relationships with others may create conflicts of interest, or the appearance of such conflicts, and may restrict our investment activities.
Our manager, RMR LLC, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC.
RMR LLC is a subsidiary of RMR Inc. Our Managing Trustee, Adam Portnoy, as the current sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and as the current sole Trustee of ABP Trust beneficially owns all the class A membership units of RMR LLC not owned by RMR Inc. Adam Portnoy is a managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC. Barry Portnoy was our other Managing Trustee and a director and an officer of RMR Inc. and an officer of RMR LLC until his death on February 25, 2018. RMR LLC or its subsidiary also acts as the manager for five other Nasdaq listed REITs: GOV, which primarily owns properties that are majority leased to government tenants and office properties in the metropolitan Washington, D.C. market area that may also be leased to private sector tenants; HPT, which owns hotels and travel centers; ILPT, which primarily owns industrial and logistics properties; SIR, which primarily owns and invests in net leased, single tenant properties; and Tremont Mortgage Trust, or TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, our largest tenant and the manager of our managed senior living communities; TA, which operates and franchises travel centers, convenience stores and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. An affiliate of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which primarily invests in securities of REITs that are not managed by RMR LLC.
Each of our executive officers is also an officer of RMR LLC, including our Chief Financial Officer and Treasurer, Richard W. Siedel, Jr., who is also the Chief Financial Officer and Treasurer of ILPT. Because our executive officers have duties to RMR LLC as well as to us and Richard W. Siedel, Jr. has duties to ILPT, we do not have their undivided attention. They may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC provides services. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its subsidiary provides management services. In addition to their investments in RMR Inc. and RMR LLC, our current and former Managing Trustees hold equity investments in other companies to which RMR LLC provides management services and some of these companies, including us, have significant cross ownership interests, including, for example: as of February 23, 2018, our Managing Trustee and Barry Portnoy, our former Managing Trustee, owned, directly or indirectly, in aggregate 1.3% of our outstanding common shares, 36.4% of Five Star’s outstanding common stock,1.5% of HPT’s outstanding common shares, 1.8% of GOV’s outstanding common shares, 1.9% of SIR’s outstanding common shares; and 9.1% of RIF’s outstanding common shares; we own 8.4% of Five Star’s outstanding common stock; GOV owns 27.8% of SIR’s outstanding common shares; SIR owns 69.2% of ILPT’s outstanding common shares; HPT owns 8.6% of TA’s outstanding common shares; and Tremont Realty Advisors LLC, a wholly owned subsidiary of RMR LLC, owns 19.2% of TRMT’s outstanding common shares. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiary provides management services. These multiple responsibilities, relationships and cross ownerships could create competition for the time and efforts of RMR LLC, Adam Portnoy and other RMR LLC personnel, including our executive officers, and give rise to conflicts of interest or the appearance of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustee, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the appearance of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC or its subsidiary. We cannot assure that our Code of Conduct or our Governance Guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.
Our management agreements were not negotiated on an arm’s length basis and their fee structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC, our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees. If we do not effectively manage our investment, disposition, and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we pay RMR LLC substantial base management fees regardless of our financial results. RMR LLC’s entitlement to a base management fee might reduce its incentive to devote its time and effort to seeking investments that provide attractive returns for us.
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
Our business dealings with Five Star comprise a significant part of our business and operations and they may create conflicts of interest or the appearance of such conflicts of interest.
Five Star was originally organized as our subsidiary. We distributed substantially all of our Five Star common shares to our shareholders on December 31, 2001. RMR LLC provides management services to both us and Five Star. Adam Portnoy, our Managing Trustee, as the current sole trustee of ABP Trust, is Five Star’s largest stockholder, controlling, directly or indirectly, in aggregate 36.4% of Five Star’s outstanding common stock. Barry Portnoy served as a managing director of Five Star until his death on February 25, 2018. Five Star is our largest tenant and, as of December 31, 2017, Five Star leased 185 senior living communities from us and also managed 70 of our senior living communities. We recognized total rental income from Five Star of $210.5 million (including percentage rent of $5.5 million) and incurred management fees of $14.1 million with respect to the communities Five Star manages for us for the year ended December 31, 2017.
The historical and continuing relationships which we, RMR LLC and our Managing Trustee have with Five Star could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC provides management services and their related parties. As a result of these relationships, our agreements with Five Star were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Conflicts of interest or the appearance of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
We may not realize the expected benefits of our acquisition of an interest in RMR Inc.
On June 5, 2015, we participated in a transaction with RMR Inc., RMR LLC, ABP Trust and three other REITs to which RMR LLC provides management services in which, among other things, we acquired 5,272,787 shares of RMR Inc.’s class A common stock, ABP Trust acquired 2,345,000 of our common shares and we amended our management agreements with RMR LLC and extended them for continuing 20 year terms, or the Up-C Transaction. In December 2015, we distributed 2,635,379 of the shares of RMR Inc.’s class A common stock that we received in the Up-C Transaction pro rata to our shareholders. We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC and Adam Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC. However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business and the limited public market for RMR Inc.’s securities, among others, which may result in us losing some or all of our investment in RMR Inc. or otherwise not realizing the benefits we expect from the Up-C Transaction. For further information on the Up-C Transaction, see Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related persons, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.
Because of the various relationships among us, GOV, RMR Inc., RMR LLC and the other REITs to which RMR LLC provides management services, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of our management agreements for continuing 20 year terms, are among related persons. The Up-C Transaction and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the other REITs to which RMR LLC then provided management services, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not serve as an independent trustee of any of the other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees. Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and Centerview Partners LLC acted as financial advisor to our Special Committee. Nonetheless, because of these various relationships, the Up-C Transaction was not negotiated on an arm’s length basis among unrelated third parties, and therefore may not be on terms as favorable to us or the other applicable REITs to which RMR LLC provides management services as it would have been if it was negotiated on an arm’s length basis among unrelated parties. As a result of these relationships, we may be subject to increased risk that our shareholders or the shareholders of the other REITs to which RMR LLC provides management services may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction. Any such challenge could result in substantial costs and be a diversion to our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.
In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR Inc., RMR LLC, Five Star, AIC, the other businesses and entities to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees and vote against our say on pay vote or other management proposals. These recommendations may affect the outcome of our Board elections and impact our governance, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
We may experience losses from our business dealings with AIC.
We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested approximately $6.0 million in AIC. We and those other AIC shareholders participate in a combined property insurance program arranged and insured and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.
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
Our declaration of trust prohibits any shareholder other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•	the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control of us;

•	limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•	shareholder voting standards which require a supermajority for approval of certain actions;

•	the fact that only our Board of Trustees or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

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
Our declaration of trust and indemnification agreements require us to indemnify any present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in those and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit our shareholders’ recourse in the event of actions not in their best interest.
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
Risks Related to Our Taxation
Our failure to remain qualified for taxation as a REIT under the IRC could have significant adverse consequences.
As a REIT, we generally do not pay federal or most state income taxes as long as we distribute all of our REIT taxable income and meet other qualifications set forth in the IRC. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC. However, we cannot be sure that the IRS, upon review or audit, will agree with this conclusion. Furthermore, we cannot be sure that the federal government, or any state or other taxation authority, will continue to afford favorable income tax treatment to REITs and their shareholders.
Maintaining our qualification for taxation as a REIT under the IRC will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.
If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility and term loan agreements, we may be subject to material amounts of federal and state income taxes and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
Distributions to shareholders generally will not qualify for reduced tax rates applicable to “qualified dividends.”
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning after 2017 and before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.
Even if we remain qualified for taxation as a REIT under the IRC, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes would decrease cash available for distribution to our shareholders.
If arrangements involving our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify for taxation as a REIT under the IRC or be subject to significant penalty taxes.
We lease many of our properties to our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm’s length bases so that we and our TRSs will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income test failures, significant penalty taxes may still be imposed.
For our TRS arrangements to comply as intended with the REIT qualification and taxation rules under the IRC, a number of requirements must be satisfied, including:
•our TRSs may not directly or indirectly operate or manage a health care facility, as defined by the IRC;

•	the leases to our TRSs must be respected as true leases for federal income tax purposes and not as service contracts, partnerships, joint ventures, financings or other types of arrangements;

•	the leased properties must constitute qualified health care properties (including necessary or incidental property) under the IRC;

•
our leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified health care properties for persons unrelated to us; and

•	the rental and other terms of the leases must be arm’s length.
We cannot be sure that the IRS or a court will agree with our assessment that our TRS arrangements comply as intended with REIT qualification and taxation rules. If arrangements involving our TRSs fail to comply as we intended, we may fail to qualify for taxation as a REIT under the IRC or be subject to significant penalty taxes.
Legislative or other actions affecting REITs could materially and adversely affect us and our shareholders.
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify for taxation as a REIT or the tax consequences of such qualification.
In addition, December 2017 legislation has made substantial changes to the IRC. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate, changes in the taxation of individuals and other noncorporate taxpayers that generally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various deductions (including substantial limitation of the deduction for personal state and local taxes imposed on individuals), and preferential taxation of income derived by individuals from passthrough entities in comparison to earnings received directly by individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of properties owned by us. Furthermore, many of the provisions of the new law will require guidance through the issuance of Treasury regulations in order to assess their effect.  There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us or our shareholders. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.
Risks Related to Our Securities
Our distributions to our shareholders may decline.
We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make or sustain the rate of distributions will be adversely affected if any of the risks described in this Annual Report on Form 10-K occur;

•
our making of distributions is subject to compliance with restrictions contained in our credit facility and term loan agreements and may be subject to restrictions in future debt obligations we may incur; and

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, requirements under the IRC to remain qualified for taxation as a REIT and restrictions under the laws of Maryland.

For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.
Changes in market conditions could adversely affect the value of our securities.
As with other publicly traded equity securities and REIT securities, the value of our common shares and other securities depends on various market conditions that are subject to change from time to time, including:

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
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by one percentage point, and there are some market expectations that market interest rates will rise further in the near to intermediate term. If market interest rates continue to increase, or if there continues to be market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
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
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2017, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $886.9 million.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2017, we had $805.4 million in secured debt, net of unamortized debt issuance costs, premiums and discounts.
There may be no public market for certain of the Notes, and one may not develop, be maintained or be liquid.
We have not applied for listing of certain of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for such Notes, the ability of any holder to sell such Notes or the price at which holders would be able to sell such Notes. If a market for such Notes does not develop, holders may be unable to resell such Notes for an extended period of time, if at all. If a market for such Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell such Notes. Consequently, holders of such Notes may not be able to liquidate their investment readily, and lenders may not readily accept such Notes as collateral for loans.
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
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
At December 31, 2017, we had real estate investments in 440 properties (466 buildings), excluding properties classified as held for sale. These investments represent gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, totaling $8.5 billion at December 31, 2017. At December 31, 2017, 25 properties (26 buildings) with an aggregate cost of $1.3 billion and an aggregate carrying value of $1.1 billion were subject to secured financing and capital lease obligations with an aggregate principal balance of $807.3 million, of which $620.0 million is related to a joint venture in which we own a 55% equity interest.

The following table summarizes certain information about our properties as of December 31, 2017. All dollar amounts are in thousands:

Location of Properties by State	Number of Properties	Number of Buildings	Carrying Value of Investment (1)	Net Book Value
Alabama	8	8	$91,597	$74,659
Arizona	11	11	183,959	126,542
Arkansas	3	3	41,408	29,216
California	28	32	883,275	683,552
Colorado	12	13	130,306	93,705
Connecticut	2	2	11,089	8,891
Delaware	5	6	74,717	47,083
District of Columbia	2	2	72,982	63,259
Florida	30	35	716,477	541,429
Georgia	33	33	461,578	353,627
Hawaii	1	1	72,930	61,971
Idaho	2	2	20,552	17,272
Illinois	15	16	249,237	182,014
Indiana	14	14	236,995	186,180
Iowa	4	4	10,405	4,256
Kansas	5	5	75,607	49,603
Kentucky	9	9	102,020	61,399
Louisiana	6	6	9,784	6,567
Maryland	16	16	305,040	235,647
Massachusetts	21	24	1,402,296	986,759
Michigan	5	5	16,836	10,720
Minnesota	10	12	155,885	118,431
Mississippi	3	3	27,447	22,157
Missouri	7	7	182,554	137,100
Montana	1	1	32,153	27,414
Nebraska	13	13	63,541	43,969
Nevada	2	2	82,763	66,973
New Jersey	5	5	194,282	146,868
New Mexico	5	6	101,737	76,203
New York	6	7	231,238	189,653
North Carolina	19	19	287,155	240,833
Ohio	4	5	73,932	50,367
Oregon	3	3	136,772	109,208
Pennsylvania	18	18	172,540	126,352
Rhode Island	1	1	11,745	9,353
South Carolina	23	23	203,969	162,462
South Dakota	3	3	7,589	2,897
Tennessee	14	14	104,270	81,016
Texas	28	28	573,342	421,654
Virginia	18	20	229,632	174,144
Washington	6	7	103,422	80,962
Wisconsin	17	20	321,057	254,326
Wyoming	2	2	8,835	3,593
Total	440	466	$8,474,950	$6,370,286

(1)     Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any.
Of the properties listed above, 305 (305 buildings) are senior living communities, 125 (151 buildings) are MOBs and 10 (10 buildings) are wellness centers.

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
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares were traded on the New York Stock Exchange, or the NYSE (symbol: SNH), through June 30, 2016. Beginning on July 1, 2016, our common shares are traded on the Nasdaq (symbol: SNH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE or Nasdaq, as applicable:

	High	Low
2017
First Quarter	$20.95	$18.62
Second Quarter	$22.52	$20.20
Third Quarter	$20.73	$18.51
Fourth Quarter	$19.98	$18.26

	High	Low
2016
First Quarter	$17.93	$13.53
Second Quarter	$21.38	$17.05
Third Quarter	$23.85	$20.95
Fourth Quarter	$22.94	$17.14
The closing price of our common shares on the Nasdaq on February 26, 2018 was $15.82 per share. As of February 1, 2018, there were 1,658 shareholders of record of our common shares.
Information about cash distributions declared on our common shares is summarized in the table below. Common share cash distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions per Common Share
	2017	2016
First Quarter	$0.39	$0.39
Second Quarter	$0.39	$0.39
Third Quarter	$0.39	$0.39
Fourth Quarter	$0.39	$0.39
We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our financial condition, our results of operations, our liquidity, our capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, requirements under the IRC to remain qualified for taxation as a REIT and restrictions under the laws of Maryland. Therefore, we cannot assure that we will continue to pay distributions in the future or that the amount of distributions we do pay will not decrease.

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

	2017	2016	2015		2014	2013
Income Statement Data:
Rental income	$681,022	$666,200	$630,899		$526,703	$459,380
Residents fees and services(1)	$393,797	$391,822	$367,874		$318,184	$302,058
Net income(2)(3)	$151,803	$141,295	$123,968		$158,637	$151,164
Net income attributable to common shareholders	$147,610	$141,295	$123,968		$158,637	$151,164
Common distributions declared(4)	$370,641	$370,518	$369,468		$311,912	$293,474
Weighted average shares outstanding (basic)	237,420	237,345	232,931		198,868	187,271
Weighted average shares outstanding (diluted)	237,452	237,382	232,963		198,894	187,414
Basic and Diluted Per Common Share Data:
Net income(2)(3)	$0.62	$0.60	$0.53		$0.80	$0.81
Cash distributions declared to common shareholders(4)	$1.56	$1.56	$1.56	(5)	$1.56	$1.56
Balance Sheet Data:
Real estate properties, at undepreciated cost, net of impairment losses	$7,824,763	$7,617,547	$7,456,940		$6,222,360	$5,263,625
Total assets (6)	$7,294,019	$7,227,754	$7,160,090		$5,941,930	$4,742,317
Total indebtedness (6)	$3,674,526	$3,714,465	$3,479,136		$2,774,365	$1,870,415
Total equity	$3,277,188	$3,199,405	$3,359,760		$2,952,407	$2,776,989

(1)
We earn residents fees and services primarily from the provision of housing and services to the residents of our third party managed senior living communities. We recognize residents fees and services as the housing and services are provided.

(2)
Includes impairment of assets charges of $5.1 million ($0.02 per basic and diluted share) and losses on early extinguishments of debt of $7.6 million (less than $0.03 per basic and diluted share) in 2017. Includes impairment of assets charges of $18.7 million ($0.08 per basic and diluted share) in 2016. Includes a loss on distribution to common shareholders of RMR Inc. common stock of $38.4 million ($0.16 per basic and diluted share), impairment of assets charges of $0.2 million (less than $0.01 per basic and diluted share) and losses on early extinguishments of debt of $1.9 million ($0.01 per basic and diluted share) in 2015. Includes impairment of assets charges of $4.4 million ($0.02 per basic and diluted share) in 2014. Includes impairment of assets charges of $45.6 million ($0.24 per basic and diluted share) and losses on early extinguishments of debt of $0.8 million (less than $0.01 per basic and diluted share) in 2013.

(3)
Includes gain on sale of properties of $46.1 million ($0.19 per basic and diluted share) in 2017. Includes gain on sale of properties of $4.1 million ($0.02 per basic and diluted share) in 2016. Includes gains on sales of properties of $5.5 million ($0.03 per basic and diluted share) and $37.4 million ($0.20 per basic and diluted share) in 2014 and 2013, respectively.

(4)
On January 19, 2018, we declared a quarterly distribution of $0.39 per share, or $92.7 million, to be paid to common shareholders of record on January 29, 2018. We paid this distribution on February 22, 2018.

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
We are a REIT organized under Maryland law. At December 31, 2017, we owned 440 properties (466 buildings) located in 42 states and Washington, D.C. At December 31, 2017, the undepreciated carrying value of our properties, which represents the gross book value of our real estate assets before depreciation and purchase price allocations, less impairment write downs, was $8.5 billion, excluding four senior living communities classified as held for sale. For the year ended December 31, 2017, 97% of our NOI came from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per unit or square foot data):

(As of December 31, 2017)	Number of Properties	Number of Units or Square Feet		Carrying Value of Investment(1)	% of Total Investment	Investment per Unit or Square Foot(2)	2017 Revenues	% of 2017 Revenues	2017 NOI(3)	% of 2017 NOI
Facility Type
Independent living(4)	68	16,150		$2,281,959	26.9%	$141,298	$360,071	33.5%	$190,125	28.7%
Assisted living(4)	198	14,552		2,142,994	25.3%	$147,265	296,022	27.5%	165,469	25.0%
Skilled nursing facilities(4)	39	4,131		183,854	2.2%	$44,506	18,345	1.7%	18,344	2.8%
Subtotal senior living communities	305	34,833		4,608,807	54.4%	$132,312	674,438	62.7%	373,938	56.5%
MOBs(5)	125	12,066,012	sq. ft.	3,688,033	43.5%	$306	382,127	35.6%	269,197	40.7%
Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	18,254	1.7%	18,254	2.8%
Total	440			$8,474,950	100.0%		$1,074,819	100.0%	$661,389	100.0%

Tenant/Operator/Managed Properties
Five Star	185	20,133		$2,330,630	27.6%	$115,762	$210,539	19.6%	$210,539	31.8%
Sunrise / Marriott(6)	3	1,197		—	—%	$—	14,842	1.4%	14,842	2.2%
Brookdale	18	940		69,669	0.8%	$74,116	9,220	0.9%	9,220	1.4%
11 private senior living companies (combined)	29	3,520		569,461	6.7%	$161,779	46,040	4.3%	46,040	7.0%
Subtotal triple net leased senior living communities	235	25,790		2,969,760	35.1%	$115,152	280,641	26.2%	280,641	42.4%
Managed senior living communities(7)	70	9,043		1,639,047	19.3%	$181,250	393,797	36.6%	93,297	14.1%
Subtotal senior living communities	305	34,833		4,608,807	54.4%	$132,312	674,438	62.7%	373,938	56.5%
MOBs(5)	125	12,066,012	sq. ft.	3,688,033	43.5%	$306	382,127	35.6%	269,197	40.7%
Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	18,254	1.7%	18,254	2.8%
Total	440			$8,474,950	100.0%		$1,074,819	100.0%	$661,389	100.0%

Tenant/Managed Property Operating Statistics(8)

	Rent Coverage		Occupancy
	2017	2016	2017	2016
Five Star	1.15x	1.22x	82.6%	83.9%
Brookdale	2.38x	2.64x	83.2%	85.6%
11 private senior living companies (combined)	1.23x	1.26x	87.6%	88.8%
Subtotal triple net leased senior living communities	1.21x	1.28x	83.4%	84.7%
Managed senior living communities(7)	N/A	N/A	86.1%	87.3%
Subtotal senior living communities	1.21x	1.28x	84.1%	85.4%
MOBs(5)	N/A	N/A	95.0%	96.5%
Wellness centers	1.76x	1.89x	100.0%	100.0%
Total	1.24x	1.32x

(1)
Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any. Amounts exclude investment carrying value of four senior living communities classified as held for sale as of December 31, 2017, which are included in other assets in our Consolidated Balance Sheets.

(2)	Represents carrying value of investment divided by number of living units or rentable square feet, as applicable, at December 31, 2017.

(3)	NOI is defined and calculated by reportable segment. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

(4)	Senior living communities are categorized by the type of living units which constitute a majority of the living units at the community.

(5)
These 125 MOB properties are comprised of 151 buildings. Our MOB leases include some triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible for the operation and maintenance of the properties, and we charge tenants for some or all of the property operating costs. A small percentage of our MOB leases are "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(6)
Marriott International, Inc., or Marriott, guarantees the lessee’s obligations under these leases. In December 2017, we entered two agreements to sell four senior living communities leased to a subsidiary of Sunrise Senior Living, LLC, or Sunrise. The sale of one of these communities was completed in December 2017. We expect the closings of the sales of the remaining three communities to occur by the end of the first quarter of 2018. The three communities were classified as held for sale as of December 31, 2017. The gross carrying value of investment of these three communities was $107.4 million as of December 31, 2017.

(7)	These senior living communities are managed by Five Star. The occupancy for the 12 month period ended or, if shorter, from the date of acquisitions through, December 31, 2017 was 85.8%.

(8)
Operating data for MOBs are presented as of December 31, 2017 and 2016 and include (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended September 30, 2017 and September 30, 2016, or the most recent prior period for which tenant operating results are made available to us. Rent coverage is calculated as operating cash flows from our tenants’ facility operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

We have four operating segments, of which three are separate reporting segments. We aggregate our triple net leased senior living communities, our managed senior living communities and our MOBs into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and with respect to which we receive rents from the operators. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. The third reporting segment includes MOBs where the tenants pay us rent for space in medical offices, life science laboratories and other medical related facilities. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.
Triple Net Leased Senior Living Communities.
The following chart presents a summary of our triple net leased senior living community leases as of December 31, 2017 (dollars in thousands).This summary should be read in conjunction with the more detailed descriptions of our leases set forth below and under "Business—Lease Terms" in Part I, Item 1 of this Annual Report on Form 10-K.

Tenant / Operator	Number of Properties	Number of Leases	Units	Investment Carrying Value of Properties (1)	Net Book Value of Properties	Annualized Rental Income(2)	Lease Expiration	Renewal Options
Five Star	185	5	20,133	$2,330,630	$1,629,878	$211,862	2024-2032	2 for 10 or 15 years each.
Pacifica Senior Living, LLC	8	8	644	133,869	108,578	13,424	2023	2 for 5 years each.
Generations LLC	1	1	343	96,651	75,234	4,708	2030	2 for 10 years each.
Radiant Senior Living, Inc.	4	4	338	73,299	63,280	5,172	2023 and 2024	2 for 10 years each.
Stellar Senior Living, LLC	5	1	661	72,461	61,355	5,920	2027-2028	2 for 10 years each.
Brookdale Senior Living, Inc.	18	1	940	69,669	47,092	10,070	2032	1 for 15 years.
Senior Living Communities, LLC	1	1	213	64,764	55,967	4,026	2033	2 for 5 years each.
MorningStar Senior Living, LLC	1	1	238	54,356	46,779	3,149	2028	2 for 5 years each.
Oaks Senior Living, LLC	3	3	264	49,585	42,410	4,523	2024-2030	2 for 10 years each and 2 for 5 years each.
Healthquest, Inc.	3	1	361	7,589	2,897	1,424	2021	1 for 10 years.
Covenant Care, LLC	1	1	180	7,490	5,557	2,025	2030	1 for 15 years.
EmpRes Healthcare Management, LLC	1	1	103	5,193	2,013	1,462	2030	1 for 10 years.
The MacIntosh Company	1	1	175	4,204	2,044	590	2019	1 for 10 years.
Sunrise Senior Living, LLC.(3)	3	3	1,197	—	—	11,930	2023	2 for 5 years each.
Totals	235	32	25,790	$2,969,760	$2,143,084	$280,285

(1)
Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any. Amounts exclude investment carrying value of four senior living communities classified as held for sale as of December 31, 2017, which are included in other assets in our Consolidated Balance Sheets.

(2)
Annualized rental income for 2017 is based on rents pursuant to existing leases as of December 31, 2017. Includes percentage rent totaling $10.2 million for the year ended December 31, 2017, based on increases in gross revenues at certain properties.

(3)
Marriott guarantees the lessee’s obligations under these leases. In December 2017, we entered two agreements to sell four senior living communities leased to Sunrise. The sale of one of these communities was completed in December 2017. We expect the closings of the sales of the remaining three communities to occur by the end of the first quarter of 2018. The three communities were classified as held for sale as of December 31, 2017. The gross carrying value of investment of these three communities was $107.4 million as of December 31, 2017.

Five Star:  We lease 185 senior living communities to Five Star for annualized rental income of $211.9 million as of December 31, 2017, including percentage rent based on increases in gross revenues at certain properties ($5.5 million in 2017). These annualized rental income amounts include rent payable to us as a result of our purchase of improvements to our properties leased to Five Star, pursuant to the terms of the leases. Five Star (Nasdaq: FVE) was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2001. A large majority of the revenues at these senior living communities is derived from private resources. For the year ended December 31, 2017, Five Star paid percentage rent equal to 4% of the increase in gross revenues at certain of our senior living communities over base year gross revenues as specified in the lease terms.
Lease No. 1 expires in 2024 and includes 83 communities, including independent living communities, assisted living communities and SNFs. At December 31, 2017, the annualized rental income for Lease No. 1 included percentage rent of $1.5 million for 2017. Lease No. 2 expires in 2026 and includes 47 communities, including independent living communities, assisted living communities and SNFs. At December 31, 2017, the annualized rental income for Lease No. 2 included percentage rent of $2.2 million for 2017. Lease No. 3 expires in 2028 and includes 17 communities, including independent living and assisted living communities. At December 31, 2017, the annualized rental income for Lease No. 3 included percentage rent of $0.8 million for 2017. Lease No. 4 expires in 2032 and includes 29 communities, including independent living communities, assisted living communities and SNFs. At December 31, 2017, the annualized rental income for Lease No. 4 included percentage rent of $1.0 million for 2017. Lease No. 5 expires in 2028 and includes nine senior living communities. Percentage rent under this lease commenced January 1, 2018.
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
Pacifica Senior Living, LLC: We lease eight assisted living communities to affiliates of Pacifica Senior Living, LLC, or Pacifica, a privately owned company, until 2023. The rent payable to us under these leases is scheduled to increase at agreed upon times during the lease term. A large majority of the tenants’ revenues at these senior living communities is derived from private resources. Another affiliate of Pacifica has provided limited guarantees of these leases and these lease obligations are secured by deposits totaling approximately $3.8 million. On January 31, 2018, the tenant of one of these senior living communities notified us that it will not pay the rent due for the applicable community. The annual rent we received for the applicable community in 2017 was approximately $2.0 million, including $0.1 million of straight line rent adjustments. We hold a security deposit of $0.6 million for the rent due for the applicable community and a limited guarantee for one year’s rent at the applicable community. We are currently investigating the circumstances of this default and we expect to have negotiations with Pacifica about the modification or termination of this defaulted lease and our collection of guaranteed amounts due to us under this defaulted lease.
Generations LLC: We lease one independent living community to a subsidiary of Generations LLC, a privately owned company, until 2030. The rent payable to us under this lease is scheduled to increase at agreed upon times during the lease term. A large majority of this tenant’s revenues at this senior living community is derived from private resources. Generations LLC provides a limited guarantee of this lease.
Radiant Senior Living, Inc.: We lease four assisted living communities to subsidiaries of Radiant Senior Living, Inc., a privately owned company, until 2023 and 2024. The rent payable to us under these leases is scheduled to increase at agreed upon times during the lease terms. A large majority of our tenants’ revenues at these senior living communities is derived from private resources. These lease obligations are secured by security deposits totaling approximately $0.2 million.
Stellar Senior Living, LLC:  We lease five senior living communities that include independent and assisted living units to subsidiaries of Stellar Senior Living, LLC until 2027 and 2028. At December 31, 2017, the annualized rental income for this lease included percentage rent of $0.2 million for 2017 based on increases in gross revenues at these communities. A large majority of our tenants’ revenues at these senior living communities is derived from private resources. The owner of Stellar Senior Living, LLC personally guarantees this lease.
Brookdale Senior Living, Inc.:    We lease 18 assisted living communities to a subsidiary of Brookdale Senior Living, Inc. until 2032.  At December 31, 2017, the annualized rental income for this lease included percentage rent of $1.9 million based on increases in gross revenues at these communities. A large majority of our tenant’s revenues at these senior living communities is derived from private resources. Brookdale Senior Living, Inc. guarantees the rent due to us under this lease.
Senior Living Communities, LLC: We lease one independent living community to a subsidiary of Senior Living Communities, LLC, a privately owned company, until 2033. At December 31, 2017, the annualized rental income for this lease included percentage rent of $0.3 million for 2017 based on increases in gross revenues at this community. A large majority of our tenant’s revenues at this senior living community is derived from private resources. An affiliate of the tenant guarantees this lease.
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
Covenant Care, LLC:  We lease one SNF to a subsidiary of Covenant Care, LLC, a privately owned company, until 2030. The rent payable to us is scheduled to increase at agreed upon times during the lease term. Covenant Care, LLC guarantees the lease and has secured its obligation with a security deposit of $0.9 million.
EmpRes Healthcare Management, LLC:  We lease one SNF to a subsidiary of EmpRes Healthcare Management, LLC, a privately owned company, until 2030. The rent payable to us under this lease is scheduled to increase at agreed upon times during the lease term. Evergreen Washington Healthcare, LLC guarantees this lease and has secured its obligation with a security deposit of $0.4 million.
The MacIntosh Company:  We lease one SNF to The MacIntosh Company until 2019. A management company affiliate of this tenant and the former and current majority shareholders of the tenant guarantee this lease and the tenant has secured its obligation with a security deposit of $0.1 million.
Sunrise Senior Living, LLC:  As of December 31, 2017, we leased three communities that included assisted living, independent living and SNF units to subsidiaries of Sunrise, which communities were previously owned by Marriott. In December 2017, we entered two agreements to sell four senior living communities leased to Sunrise. The sale of one of these communities was completed in December 2017. We expect the closings of the sales of the remaining three communities to occur by the end of the first quarter of 2018. At December 31, 2017, the annualized rental income for these leases included percentage rent of $2.3 million for 2017, including the community we sold in December, based on increases in gross revenues at these communities. A large majority of our tenants’ revenues at these senior living communities is derived from private resources. Marriott guarantees the rent due to us for these three communities.
Managed Senior Living Communities.

Five Star managed 70 senior living communities for our account as of December 31, 2017. We lease our senior living communities that are managed by Five Star and include assisted living units or SNFs to our TRSs, and Five Star manages these communities pursuant to long term management and pooling agreements, pursuant to which Five Star generally receives:

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
Further, pursuant to our pooling agreements with Five Star, various calculations of revenues and expenses from the operations of the applicable communities covered by each such agreement are combined.
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
Our management agreements with Five Star generally expire between 2030 and 2041, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. These management agreements also generally provide that we, and in some cases Five Star, each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any shareholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.
For more information about our management and pooling agreements with Five Star, including the effects of certain of our property acquisitions and dispositions on these arrangements, please see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and for more information about our dealings and relationships with Five Star generally, and the risks which may arise as a result of these related person transactions, please see “Risk Factors—Risks Related to Our Relationships with RMR Inc., RMR LLC and Five Star” in Part I, Item 1A of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part II, Item 7 of this Annual Report on Form 10-K and Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
MOBs.
At December 31, 2017, we owned 125 MOBs (151 buildings) located in 28 states and Washington, D.C. These properties range in size from 1,700 to 1.1 million square feet and have a total of 12.1 million square feet. Leases at these properties have current terms expiring between 2018 and 2035, plus renewal options in some cases. The annualized rental income payable to us by tenants of these MOBs is $381.4 million per year, including scheduled increases and reimbursements of certain operating and tax expenses and excluding lease value amortization.
During the year ended December 31, 2017, we entered MOB lease renewals for 1,134,194 square feet and new MOB leases for 174,567 square feet, at weighted average rental rates that were 2.3% above rents previously charged for the same space. Weighted average lease terms for leases entered during 2017 were 5.9 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered during 2017 totaled $26.6 million, or $20.31 per square foot on average (approximately $3.41 per square foot per year of the lease term).

The following chart presents a summary of our MOBs by state as of December 31, 2017:

State	Number of Properties	Number of Buildings	Sq. Ft.	Investment Carrying Value of Properties (1)	Net Book Value of Properties	Annualized Rental Income(2)	% of Total MOB Annualized Rental Income(2)
Arizona	4	4	405,364	$60,409	$49,752	$6,281	1.6%
California	7	12	1,111,888	531,689	431,802	56,292	14.8%
Colorado	2	3	77,113	19,412	15,366	2,681	0.7%
Connecticut	2	2	96,962	11,089	8,891	1,302	0.3%
District of Columbia	2	2	212,334	72,982	63,259	9,849	2.6%
Florida	7	12	486,059	104,668	94,756	13,322	3.5%
Georgia	6	6	419,507	87,912	66,729	8,512	2.2%
Hawaii	1	1	204,063	72,930	61,971	7,872	2.1%
Illinois	3	4	311,747	59,467	48,415	7,920	2.1%
Indiana	1	1	94,238	20,220	14,394	2,626	0.7%
Kansas	1	1	116,923	15,470	8,934	2,239	0.6%
Louisiana	6	6	40,575	9,784	6,569	734	0.2%
Maryland	3	3	192,856	42,933	32,710	5,935	1.6%
Massachusetts	20	23	2,153,099	1,368,478	965,041	125,304	32.8%
Minnesota	7	9	653,567	99,014	76,337	15,193	4.0%
Mississippi	1	1	71,983	13,252	11,660	1,174	0.3%
Missouri	2	2	452,165	114,989	85,818	9,141	2.4%
New Jersey	1	1	205,439	81,295	64,378	5,211	1.4%
New Mexico	1	2	292,074	36,196	30,656	5,190	1.4%
New York	5	6	597,401	120,472	95,335	16,504	4.3%
North Carolina	2	2	231,355	59,607	48,319	6,106	1.6%
Ohio	2	3	327,796	26,133	20,242	2,673	0.7%
Pennsylvania	7	7	440,456	71,774	58,655	7,008	1.8%
South Carolina	3	3	217,850	18,336	15,600	2,978	0.8%
Tennessee	1	1	33,796	8,706	6,911	1,092	0.3%
Texas	15	15	1,017,160	262,957	203,213	27,651	7.2%
Virginia	5	7	813,843	90,859	70,927	9,647	2.5%
Washington	1	2	144,900	38,000	27,776	4,079	1.1%
Wisconsin	7	10	643,499	169,000	136,499	16,896	4.4%

Totals	125	151	12,066,012	$3,688,033	$2,820,915	$381,412	100.0%

(1)	Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any.

(2)
Annualized rental income is based on our MOB rents pursuant to existing leases as of December 31, 2017. Annualized rental income includes straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excludes lease value amortization.

The following chart presents information concerning our MOB tenants that represent 1% or more of total MOB annualized rental income as of December 31, 2017 (dollars in thousands):

Tenant	Sq. Ft. Leased	% of Total MOB Sq. Ft. Leased	Annualized Rental Income(1)	% of Total MOB Annualized Rental Income(1)	Lease Expiration
Vertex Pharmaceuticals Inc. (2)	1,082,417	9.4%	$91,120	23.9%	2028
Aurora Health Care, Inc.	643,499	5.6%	16,896	4.4%	2024
Cedars-Sinai Medical Center	141,891	1.2%	14,132	3.7%	2018 - 2025
The Scripps Research Institute	164,091	1.4%	10,177	2.7%	2019
HCA Healthcare, Inc.	247,418	2.2%	7,880	2.1%	2018 - 2025
Reliant Medical Group, Inc.	362,427	3.2%	7,595	2.0%	2019
Ology Bioservices, Inc.	165,586	1.4%	7,384	1.9%	2031
Medtronic, Inc.	376,828	3.3%	6,688	1.7%	2020 - 2022
Magellan Health Inc.	232,521	2.0%	5,228	1.4%	2025
Sanofi S.A.	205,439	1.8%	5,211	1.4%	2026
Boston Children's Hospital	99,063	0.9%	4,441	1.2%	2028
Sonova Holding AG	146,385	1.3%	4,393	1.1%	2024
Abbvie Inc.	197,976	1.7%	4,312	1.1%	2021
Emory Healthcare, Inc.	221,471	1.9%	4,121	1.1%	2020 - 2023
Seattle Genetics, Inc.	144,900	1.3%	4,079	1.1%	2024
First Insurance Company of Hawaii	90,734	0.8%	4,037	1.1%	2018, 2033
Express Scripts Holding Co.	219,644	1.9%	3,914	1.0%	2024
United Healthcare Services, Inc.	149,719	1.3%	3,704	1.0%	2019
PerkinElmer, Inc.	105,462	0.9%	3,681	1.0%	2028
All other	6,460,511	56.5%	172,419	45.1%	2018 - 2035
Totals	11,457,982	100.0%	$381,412	100.0%

(1)
Annualized rental income is based on our MOB rents pursuant to existing leases as of December 31, 2017. Annualized rental income includes straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excludes lease value amortization.

(2)	The property leased by this tenant is owned by a joint venture in which we own a 55% equity interest. Rental income presented includes 100% of rental income as reported under GAAP.
Wellness Centers (included in “All Other Operations”).
The following chart presents a summary of our wellness center leases as of December 31, 2017 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties	Number of Leases	Sq. Ft.	Investment Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	Lease Expirations	Renewal Options
Starmark Holdings, LLC	6	3	354,000	$78,162	$64,406	$7,546	2023	3 for 10 years each.
Life Time Fitness, Inc.	4	1	458,000	99,948	79,738	10,550	2028	6 for 5 years each.
Totals	10	4	812,000	$178,110	$144,144	$18,096

(1)	Annualized rental income is based on rents pursuant to existing leases as of December 31, 2017, including straight line rent adjustments and excluding lease value amortization.

Starmark Holdings, LLC.  We lease six wellness centers to subsidiaries of Starmark Holdings, LLC, a private company. These properties operate under the brand Wellbridge and the leases are guaranteed by Starmark. These leases have current terms expiring in 2023 and require aggregate annualized rental income of $7.5 million, plus consumer price index based increases. The lease obligations for four of these wellness centers are secured by security deposits totaling approximately $1.2 million.
Life Time Fitness, Inc.  We lease four wellness centers to a subsidiary of Life Time Fitness, Inc. Life Time Fitness, Inc. is a private company and guarantees the lease. The lease has a current term expiring in 2028 and requires aggregate annualized rental income of approximately $10.6 million.
Portfolio Lease Expiration Schedules.
The following tables set forth information regarding our lease expirations as of December 31, 2017 (dollars in thousands):

	Annualized Rental Income(1)(2)					Percent of Total Annualized Rental Income Expiring	Cumulative Percentage of Annualized Rental Income Expiring
Year	Triple Net Senior Living Communities		MOBs	Wellness Centers	Total
2018	$—		$20,852	$—	$20,852	3.1%	3.1%
2019	590		44,580	—	45,170	6.6%	9.7%
2020	—		32,817	—	32,817	4.8%	14.5%
2021	1,424		23,613	—	25,037	3.7%	18.2%
2022	—		28,477	—	28,477	4.2%	22.4%
2023	25,354	(3)	14,318	7,546	47,218	6.9%	29.3%
2024	70,755		43,368	—	114,123	16.8%	46.1%
2025	—		13,676	—	13,676	2.0%	48.1%
2026	68,241		19,829	—	88,070	13.0%	61.1%
2027 and thereafter	113,921		139,882	10,550	264,353	38.9%	100.0%
Total	$280,285		$381,412	$18,096	$679,793	100.0%
Average remaining lease term for our triple net leased senior living communities, MOBs and wellness center properties (weighted by annualized rental income): 8.0 years.

(1)
Annualized rental income is based on rents pursuant to existing leases as of December 31, 2017, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Rental income amounts also include 100% of rental income as reported under GAAP from a property owned by a joint venture in which we own a 55% equity interest.

(2)
Excludes rent received from our managed senior living communities leased to our TRSs. If the NOI from our TRSs (three months ended December 31, 2017, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2018 – 2.7%; 2019 – 5.9%; 2020 – 4.3%; 2021 – 3.2%; 2022 – 3.7%; 2023 – 6.1%; 2024 – 14.8%; 2025 – 1.8%; 2026 – 11.4%; and thereafter – 46.1%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included in the foregoing table, the average remaining lease term for all properties (weighted by annualized rental income) would be 8.9 years.

(3)	Includes three communities leased to Sunrise that we expect to sell by the end of the first quarter of 2018 and one community leased to Pacifica that defaulted in February 2018.

	Number of Tenants (1)					Percent of Total Number of Tenancies Expiring (1)	Cumulative Percentage of Number of Tenancies Expiring (1)
Year	Triple Net Senior Living Communities		MOBs	Wellness Centers	Total
2018	—		126	—	126	18.2%	18.2%
2019	1		100	—	101	14.6%	32.8%
2020	—		97	—	97	14.0%	46.8%
2021	1		81	—	82	11.8%	58.6%
2022	—		89	—	89	12.8%	71.4%
2023	2	(2)	37	1	40	5.8%	77.2%
2024	3		39	—	42	6.1%	83.3%
2025	—		30	—	30	4.3%	87.6%
2026	1		25	—	26	3.8%	91.4%
2027 and thereafter	10		49	1	60	8.6%	100.0%
Total	18		673	2	693	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs.

(2)	Includes three communities leased to Sunrise that we expect to sell by the end of the first quarter of 2018 and one community leased to Pacifica that defaulted in February 2018.
Number of Living Units or Square Feet with Leases Expiring

	Living Units(1)				Square Feet (2)
Year	Triple Net Senior Living Communities		Percent of Total Living Units Expiring	Cumulative Percentage of Total Living Units Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring
2018	—		—%	—%	660,640	—	660,640	5.4%	5.4%
2019	175		0.7%	0.7%	1,410,045	—	1,410,045	11.5%	16.9%
2020	—		—%	0.7%	1,415,186	—	1,415,186	11.5%	28.4%
2021	361		1.4%	2.1%	737,864	—	737,864	6.0%	34.4%
2022	—		—%	2.1%	1,085,530	—	1,085,530	8.8%	43.2%
2023	1,841	(3)	7.2%	9.3%	901,523	354,000	1,255,523	10.2%	53.4%
2024	6,591		25.6%	34.9%	1,639,722	—	1,639,722	13.3%	66.7%
2025	—		—%	34.9%	564,262	—	564,262	4.6%	71.3%
2026	6,857		26.6%	61.5%	658,539	—	658,539	5.4%	76.7%
2027 and thereafter	9,919		38.5%	100.0%	2,384,671	458,000	2,842,671	23.3%	100.0%
Total	25,744		100.0%		11,457,982	812,000	12,269,982	100.0%

(1)
Excludes 9,043 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units expiring in each of the following years would be: 2018 – 0.0%; 2019 – 0.5%; 2020 – 0.0%; 2021 – 1.0%; 2022 – 0.0%; 2023 – 5.3%; 2024 – 19.0%; 2025 – 0.0%; 2026 - 19.7% and thereafter – 54.5%.

(2)	Includes 100% of square feet from a property owned by a joint venture in which we own a 55% equity interest.

(3)	Includes three communities leased to Sunrise that we expect to sell by the end of the first quarter of 2018 and one community leased to Pacifica that defaulted in February 2018.

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
The medical advances which are increasing average life spans are also causing some seniors to defer relocating to senior living communities, but we do not believe this factor is sufficient to offset the long term positive demographic trends causing increased demand for senior living communities for the foreseeable future.
In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although there are indications that the rate of newly started developments has recently declined, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on our tenants and manager, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. These competitive challenges may prevent our tenants and manager from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents and returns we may receive and earn from our leased and managed senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline. In response to these competitive pressures, we have invested capital in our existing senior living communities and expect to continue to do so in order that our communities may remain competitive with newer communities.
The senior living industry is subject to extensive and frequently changing federal, state and local laws and regulations. For further information regarding these laws and regulations, and possible legislative and regulatory changes, see "Business— Impact of Government Reimbursement" in Part I, Item 1 of this Annual Report on Form 10-K.
Our MOBs have been impacted by at least two major industry trends for the past 10 years which are continuing at this time and that have impacted our investment activities.
First, medical practices are being consolidated into hospital systems. This has caused the number of free standing medical practices to decline. At the same time, the number of multi-practice medical office buildings that are anchor leased by hospital systems who employ doctors has increased. We believe hospital systems will continue the trend of providing an increasing amount of services in off campus MOBs away from main hospital campuses in order to reduce costs and serve as many patients as possible.
Second, various advances in medical science have caused a large investment in new bio-medical research companies that require office, lab and medical products manufacturing space. We believe that about half of our total investments in MOBs may be considered biotech and life science properties.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
The following table summarizes the results of operations of each of our segments for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Revenues:
Triple net leased senior living communities	$280,641	$275,697	$256,035
Managed senior living communities	393,797	391,822	367,874
MOBs	382,127	372,233	356,586
All other operations	18,254	18,270	18,278
Total revenues	$1,074,819	$1,058,022	$998,773
Net income (loss) attributable to common shareholders:
Triple net leased senior living communities	$228,417	$168,719	$160,403
Managed senior living communities	26,346	6,372	19,025
MOBs	111,199	121,301	126,859
All other operations	(218,352)	(155,097)	(182,319)
Net income attributable to common shareholders	$147,610	$141,295	$123,968
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016:
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the year ended December 31, 2017 to the year ended December 31, 2016.
Triple net leased senior living communities:

				Comparable Properties(1)
	All Properties
	As of and For the Year Ended December 31,			As of and For the Year Ended December 31,

	2017	2016		2017		2016
Total properties	235	236		222		222
# of units	25,790	26,220		23,798		23,798
Tenant operating data(2)
Occupancy	83.4%	84.7%		83.2%		84.7%
Rent coverage	1.21x	1.28	x	1.21	x	1.27	x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2016; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2017 and 2016 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

Triple net leased senior living communities, all properties:

	Year Ended December 31,
	2017	2016	Change	% Change
Rental income	$280,641	$275,697	$4,944	1.8%
Property operating expenses	—	(833)	(833)	(100.0)%
Net operating income (NOI)	280,641	274,864	5,777	2.1%

Depreciation and amortization expense	(81,976)	(78,361)	3,615	4.6%
Impairment of assets	—	(6,583)	(6,583)	(100.0)%
Operating income	198,665	189,920	8,745	4.6%

Interest expense	(8,855)	(24,795)	(15,940)	(64.3)%
Loss on early extinguishment of debt	(7,294)	(467)	6,827	1,461.9%
Gain on sale of properties	45,901	4,061	41,840	1,030.3%
Net income	$228,417	$168,719	$59,698	35.4%
Except as noted below under “Rental income,” we have not included a discussion and analysis of the results of our comparable properties data for the triple net leased senior living communities segment as we believe that such a comparison is generally consistent with the comparison of results for all our triple net leased senior living communities from period to period and a separate, comparable properties comparison is not meaningful.
Rental income.  Rental income increased primarily due to rents from triple net leased senior living communities we acquired since January 1, 2016, and also due to increased rents resulting from our purchase of improvements since January 1, 2016. These increases were partially offset by reduced rental income resulting from our sales of three senior living communities since January 1, 2016. Rental income includes non-cash straight line rent adjustments totaling $3,063 and $4,133 for the years ended December 31, 2017 and 2016, respectively. Rental income increased year over year on a comparable property basis by $2,681, primarily as a result of our purchase of improvements at certain of these communities that we have owned continuously since January 1, 2016 and the resulting increased rent, pursuant to the terms of the applicable leases.
Property operating expenses. In the year ended December 31, 2016, we recorded $833 of property operating expenses related to bad debt reserves associated with lease defaults at two triple net leased senior living communities we acquired in 2015 which were previously leased to third party private operators. In 2016, we terminated these leases and entered management agreements with Five Star to manage the communities for our account under TRS structures.
Net operating income. We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI increased due to the increase in rental income and decrease in property operating expenses as described above. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.
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
Interest expense.  Interest expense relates to mortgage notes secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $320,379 in aggregate principal amount of mortgage notes since January 1, 2016 with a weighted average annual interest rate of 6.7%, as well as regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt.  We recognized losses on early extinguishment of debt in connection with our prepayment of mortgage debts during 2017 and 2016.
Gain on sale of properties.  Gain on sale of properties is the result of our sale of one independent living community in December 2017 and one SNF in June 2016.

Managed senior living communities:

			Comparable Properties(1)
	All Properties
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,

	2017	2016	2017	2016
Total properties	70	68	60	60
# of units	9,043	8,788	8,106	8,106
Occupancy	85.8%	87.2%	86.1%	87.2%
Average monthly rate (2)	$4,279	$4,243	$4,265	$4,213

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since January 1, 2016; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.
Managed senior living communities, all properties:

	Year Ended December 31,
	2017	2016	Change	% Change
Residents fees and services	$393,797	$391,822	$1,975	0.5%
Property operating expenses	(300,500)	(293,195)	7,305	2.5%
Net operating income (NOI)	93,297	98,627	(5,330)	(5.4)%

Depreciation and amortization expense	(62,266)	(81,482)	(19,216)	(23.6)%
Impairment of assets	—	(2,174)	(2,174)	(100.0)%
Operating income	31,031	14,971	16,060	107.3%

Interest expense	(4,685)	(8,540)	(3,855)	(45.1)%
Loss on early extinguishment of debt	—	(59)	(59)	(100.0)%
Net income	$26,346	$6,372	$19,974	313.5%
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
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2016, increased salaries and benefit costs associated with staffing, increased real estate taxes at certain of these communities and increased management fees as a result of the modifications made to our management and pooling agreements with Five Star that took effect on July 1, 2016.
Net operating income. NOI decreased due to the increase in property operating expenses, partially offset by the increase in residents fees and services described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense. Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since January 2016, partially offset by an increase in depreciation expense due to acquisitions and our purchases of improvements since January 2016.
Impairment of assets. Impairment of assets charges recorded in 2016 relate to the reduction of the carrying value of a senior living community that we sold in December 2016 to its estimated fair value less cost to sell.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $103,370 in aggregate principal amount of mortgage notes since January 1, 2016 with a weighted average annual interest rate of 6.0%, as well as regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt. We recognized losses on early extinguishment of debt in connection with our prepayment of mortgage notes during 2016.

Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since January 1, 2016; excludes communities classified as held for sale, if any):

	Year Ended December 31,
	2017	2016	Change	% Change
Residents fees and services	$366,115	$366,701	$(586)	(0.2)%
Property operating expenses	(277,194)	(273,479)	3,715	1.4%
Net operating income (NOI)	88,921	93,222	(4,301)	(4.6)%

Depreciation and amortization expense	(51,442)	(64,934)	(13,492)	(20.8)%
Operating income	37,479	28,288	9,191	32.5%

Interest expense	(2,228)	(6,209)	(3,981)	(64.1)%
Loss on early extinguishment of debt	—	(59)	(59)	(100.0)%
Net income	$35,251	$22,020	$13,231	60.1%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services decreased slightly year over year on a comparable property basis primarily due to a decline in occupancy, partially offset by an increase in average monthly rates.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increased salaries and benefit costs associated with staffing, as well as increased real estate taxes, utility expenses, insurance expense and management fees as a result of the modifications made to our management and pooling agreements with Five Star that took effect on July 1, 2016.

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
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment, as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since January 1, 2016, partially offset by an increase in depreciation expense due to our purchase of improvements since January 1, 2016.

Interest expense. Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $103,370 in aggregate principal amount of mortgage notes since January 1, 2016 with a weighted average annual interest rate of 6.0%, as well as regularly scheduled amortization of mortgage notes secured by these communities.

Loss on early extinguishment of debt. We recognized losses on early extinguishment of debt in connection with our prepayment of mortgage notes during 2016.
MOBs:

	All Properties		Comparable Properties(1)
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,

	2017	2016	2017	2016
Total properties	125	119	116	116
Total buildings	151	145	140	140
Total square feet(2)	12,066	11,431	11,046	11,041
Occupancy(3)	95.0%	96.5%	94.8%	96.3%

(1)
Consists of MOBs we have owned continuously since January 1, 2016; includes our MOB (two buildings) that is owned in a joint venture arrangement; excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.
MOBs, all properties:

	Year Ended December 31,
	2017	2016	Change	% Change
Rental income	$382,127	$372,233	$9,894	2.7%
Property operating expenses	(112,930)	(105,762)	7,168	6.8%
Net operating income (NOI)	269,197	266,471	2,726	1.0%

Depreciation and amortization expense	(128,827)	(124,196)	4,631	3.7%
Impairment of assets	—	(7,122)	(7,122)	(100.0)%
Operating income	140,370	135,153	5,217	3.9%

Interest expense	(24,919)	(13,852)	11,067	79.9%
Loss on early extinguishment of debt	(59)	—	59	100.0%
Net income	115,392	121,301	(5,909)	(4.9)%
Net income attributable to noncontrolling interest	(4,193)	—	4,193	100.0%
Net income attributable to common shareholders	$111,199	$121,301	$(10,102)	(8.3)%
Rental income. Rental income increased primarily due to rents from MOBs we acquired since January 1, 2016, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $10,346 and $12,922 and net amortization of approximately $5,128 and $4,720 of above and below market lease adjustments for the years ended December 31, 2017 and 2016, respectively.
Property operating expenses.  Property operating expenses consist of real estate taxes, utility expenses, property management fees, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased primarily due to our acquisitions since January 1, 2016, as well as certain changes at our comparable MOB properties discussed below.

Net operating income.  NOI increased due to the increase in rental income, partially offset by the increased property operating expenses described above. The reconciliation of NOI to net income for our MOB segment is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.
Depreciation and amortization expense.  Depreciation and amortization expense increased primarily due to our acquisitions since January 1, 2016, an increase in the amortization of leasing costs and depreciation expense on fixed assets and an increase in amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Impairment of assets. Impairment of assets for the year ended December 31, 2016 relates to reducing the carrying value of five MOBs (five buildings) and one land parcel to their estimated sales prices less costs to sell.

Interest expense. Interest expense relates to mortgage notes secured by certain of these properties. The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.5%, partially offset by our prepayment of $45,789 in principal amount of a mortgage note since January 1, 2016 with an annual interest rate of 5.6%, as well as the regularly scheduled amortization of mortgage notes.
Loss on early extinguishment of debt. We recognized losses on early extinguishment of debt in connection with our prepayment of mortgage notes during 2017.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through the joint venture agreement we entered in March 2017.
MOBs, comparable properties (MOBs we have owned continuously since January 1, 2016; includes our MOB (two buildings) that is owned in a joint venture arrangement and excluding properties classified as held for sale, if any):

	Year Ended December 31,
	2017	2016	Change	% Change
Rental income	$363,858	$361,861	$1,997	0.6%
Property operating expenses	(108,568)	(103,605)	4,963	4.8%
Net operating income (NOI)	255,290	258,256	(2,966)	(1.1)%

Depreciation and amortization expense	(123,140)	(121,580)	1,560	1.3%
Operating income	132,150	136,676	(4,526)	(3.3)%

Interest expense	(24,919)	(13,852)	11,067	79.9%
Loss on early extinguishment of debt	(59)	—	59	100.0%
Net income	107,172	122,824	(15,652)	(12.7)%
Net income attributable to noncontrolling interest	(4,193)	—	4,193	100.0%
Net income attributable to common shareholders	$102,979	$122,824	$(19,845)	(16.2)%
Rental income.  Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses and increased rents from net leasing activity at certain of these properties. Rental income includes non-cash straight line rent adjustments totaling $8,966 and $12,241 and net amortization of approximately $4,984 and $4,421 of acquired above and below market lease adjustments for the years ended December 31, 2017 and 2016, respectively.
Property operating expenses.  Property operating expenses consist of real estate taxes, utility expenses, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily as a result of increases in real estate taxes at certain of these properties and other direct costs of operating these properties.
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
Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties. The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.5%, partially offset by our prepayment of $45,789 in principal amount of a mortgage note since January 1, 2016 with an annual interest rate of 5.6%, as well as the regularly scheduled amortization of mortgage notes.
Loss on early extinguishment of debt. We recognized losses on early extinguishment of debt in connection with our prepayment of mortgage notes during 2017.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through the joint venture agreement we entered in March 2017.
All other operations:(1)

	Year Ended December 31,
	2017	2016	Change	% Change
Rental income	$18,254	$18,270	$(16)	(0.1)%
Expenses:
Depreciation and amortization expense	(3,792)	(3,792)	—	—%
General and administrative	(103,702)	(46,559)	57,143	123%
Acquisition and certain other transaction related costs	(547)	(2,085)	(1,538)	(73.8)%
Impairment of assets	(5,082)	(2,795)	2,287	81.8%
Total expenses	(113,123)	(55,231)	57,892	104.8%
Operating loss	(94,869)	(36,961)	57,908	156.7%

Dividend income	2,637	2,108	529	25.1%
Interest and other income	406	430	(24)	(5.6)%
Interest expense	(126,560)	(120,387)	6,173	5.1%
Loss on early extinguishment of debt	(274)	—	274	100.0%
Loss from continuing operations before income tax expense and equity in earnings of an investee	(218,660)	(154,810)	63,850	41.2%
Income tax expense	(454)	(424)	30	7.1%
Equity in earnings of an investee	608	137	471	343.8%
Loss before gain on sale of properties	(218,506)	(155,097)	63,409	40.9%
Gain on sale of properties	154	—	154	100.0%
Net loss	$(218,352)	$(155,097)	$63,255	40.8%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $549 for each of the years ended December 31, 2017 and 2016. Rental income also includes net amortization of approximately $221 of acquired real estate leases and obligations for each of the years ended December 31, 2017 and 2016.
Depreciation and amortization expense. Depreciation and amortization expense remained consistent as we have had no acquisitions or capital expenditures in this segment since January 1, 2016. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreements, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to an increase in our business management fees of $57,616, including $55,740 of business management incentive fees that we recognized for the year ended December 31, 2017 as a result of our total shareholder return, as defined, exceeding the returns for the SNL U.S. REIT Healthcare index over the applicable three year measurement period ended December 31, 2017. Our business management incentive fees for 2017 were paid in cash in January 2018.
Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include legal and diligence costs incurred in connection with our acquisition, disposition and operations transaction activities that we expensed under GAAP.
Impairment of assets. For the years ended December 31, 2017 and 2016, we recorded impairment of assets charges of $5,082 and $2,795, respectively, to reduce the carrying value of our investment in Five Star shares to its estimated fair value due to the market value of this investment being significantly below our carrying value for an extended period.
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
Loss on early extinguishment of debt.  We recognized a loss on early extinguishment of debt in August 2017 in connection with the amendments to the agreements governing our revolving credit facility and our $200,000 term loan.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.
Gain on sale of properties.  Gain on sale of properties represents a permanent land eminent domain taking at our wellness center in Romeoville, IL that occurred in 2017.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015:
Triple net leased senior living communities:

					Comparable Properties(1)
	All Properties
	As of and For the Year Ended December 31,				As of and For the Year Ended December 31,

	2016		2015		2016		2015
Total properties	236		231		209		209
# of units	26,220		26,114		23,509		23,509
Tenant operating data(2)
Occupancy	85.1%		85.6%		84.4%		85.3%
Rent coverage	1.31	x	1.35	x	1.33	x	1.36	x

(1)	Consists of triple net leased senior living communities owned continuously since January 1, 2015; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2016 and 2015 or the most recent prior period for which tenant operating results were available to us at the time we originally published our results for the year ended December 31, 2016. Rent coverage is calculated as operating cash flow from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold during the periods presented.

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
Except as noted below under “Rental income,” we have not included a discussion and analysis of the results of our comparable properties data for the triple net leased senior living communities segment as we believe that such a comparison is generally consistent with the comparison of results for all our triple net leased senior living communities from period to period and a separate, comparable properties comparison is not meaningful.
Rental income.  Rental income increased primarily due to rents from the triple net leased senior living communities we acquired in 2015 and 2016 and also increased due to increased rents resulting from our purchase of improvements in the amount of $54,393 at these communities since January 1, 2015, pursuant to the terms of the applicable leases. These increases in rental income were partially offset by reduced rental income resulting from our sales of six senior living communities since January 1, 2015. Rental income includes non-cash straight line rent adjustments totaling $4,133 and $4,051 for the years ended December 31, 2016 and 2015, respectively. Rental income increased year over year on a comparable property basis by $3,129, primarily as a result of our purchase of improvements at certain of the communities we have owned continuously since January 1, 2015 and the resulting increased rent, pursuant to the terms of the applicable leases.
Property operating expenses. Property operating expenses recorded in 2016 relate to bad debt reserves associated with the lease defaults at two triple net leased senior living communities we acquired in 2015 which were previously leased to third party private operators. In April and July 2016, we terminated these leases and entered management agreements with Five Star to manage the communities for our account under a TRS structure. In connection with the termination of one of these leases, we received $2,365 in amounts due under the lease, which we recorded as rental income.
Net operating income.  NOI increased due to the increase in rental income described above. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.
Depreciation and amortization expense.  Depreciation and amortization expense increased primarily as a result of our acquisitions and our purchase of improvements as described above.

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
     Interest expense.  Interest expense relates to mortgage notes and capital leases secured by certain of these communities. The decrease in interest expense is primarily due to our prepayment of certain mortgage notes as described below, as well as regularly scheduled amortization of our mortgage notes secured by these communities.
Loss on early extinguishment of debt.  We recognized losses on early extinguishment of debt in connection with our prepayment of mortgage notes during 2016 and 2015.
Gain on sale of properties.  Gain on sale of properties is the result of our sale of one SNF in June 2016.

Managed senior living communities:

			Comparable Properties(1)
	All Properties
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,

	2016	2015	2016	2015
Total properties	68	65	46	46
# of units	8,788	8,585	7,208	7,208
Occupancy	87.2%	88.1%	87.0%	88.0%
Average monthly rate(2)	$4,243	$4,213	$4,336	$4,264

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since January 1, 2015; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.
Managed senior living communities, all properties:

	Year Ended December 31,
	2016	2015	Change	% Change
Residents fees and services	$391,822	$367,874	$23,948	6.5%
Property operating expenses	(293,195)	(278,242)	14,953	5.4%
Net operating income (NOI)	98,627	89,632	8,995	10.0%

Depreciation and amortization expense	(81,482)	(60,600)	20,882	34.5%
Impairment of assets	(2,174)	—	2,174	100.0%
Operating income	14,971	29,032	(14,061)	(48.4)%

Interest expense	(8,540)	(9,973)	(1,433)	(14.4)%
Loss on early extinguishment of debt	(59)	(34)	25	73.5%
Net income	$6,372	$19,025	$(12,653)	(66.5)%
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
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions, the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2015, management fees earned by Five Star as a result of the modifications made to our management and pooling agreements with Five Star that took effect on July 1, 2016 and increased expenses incurred during the fourth quarter of 2016 due to casualty losses and evacuation costs as a result of a hurricane.
Net operating income. NOI increased due to the changes in residents fees and services and property operating expenses described above. The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.
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
Impairment of assets. Impairment of assets for the year ended December 31, 2016 relates to reducing the carrying value of a formerly managed memory care building to its estimated sale prices less cost to sell.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment and repayment of $149,325 in aggregate principal amount of mortgage notes since January 1, 2015 with a weighted average annual interest rate of 5.94%, as well as regularly scheduled amortization of our mortgage notes, partially offset by our assumption of $94,786 in aggregate principal amount of mortgage notes with a weighted average annual interest rate of 4.12% in connection with our acquisitions since January 1, 2015.
Loss on early extinguishment of debt. We recognized losses on early extinguishment of debt in connection with our prepayment of mortgage notes during 2016 and 2015.

Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since January 1, 2015; excludes communities classified as held for sale, if any):

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
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased slightly year over year on a comparable property basis primarily due to an increase in average monthly rates of 1.7% at the 46 communities we have owned continuously since January 1, 2015 partially offset by a decrease in occupancy.
Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses decreased slightly during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to decreased salaries and benefit costs of property level personnel, partially offset by an increase in management fees earned by Five Star as a result of the modifications made to our management and pooling agreements with Five Star that took effect July 1, 2016, and increased expenses incurred during the fourth quarter of 2016 due to casualty losses and evacuation costs as a result of a hurricane.

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
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment, as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily as a result of our funding of capital improvements since January 1, 2015.

Interest expense. Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment and repayment of $149,325 in aggregate principal amount of mortgage notes since

January 1, 2015 with a weighted average annual interest rate of 5.94%, as well as regularly scheduled amortization of our mortgage notes secured by these communities.

Loss on early extinguishment of debt. We recognized losses on early extinguishment of debt in connection with our prepayment of mortgage notes during 2016 and 2015.
MOBs:

	All Properties		Comparable Properties(1)
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,

	2016	2015	2016	2015
Total properties	119	121	93	93
Total buildings	145	145	117	117
Total square feet(2)	11,431	11,316	8,872	8,870
Occupancy(3)	96.5%	96.4%	95.4%	95.4%

(1)	Consists of MOBs we have owned continuously since January 1, 2015; excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.
MOBs, all properties:

	Year Ended December 31,
	2016	2015	Change	% Change
Rental income	$372,233	$356,586	$15,647	4.4%
Property operating expenses	(105,762)	(99,337)	6,425	(6.5)%
Net operating income (NOI)	266,471	257,249	9,222	3.6%

Depreciation and amortization expense	(124,196)	(122,974)	1,222	(1.0)%
Impairment of assets	(7,122)	—	7,122	100.0%
Operating income	135,153	134,275	878	0.7%

Interest expense	(13,852)	(6,214)	7,638	122.9%
Loss on early extinguishment of debt	—	(250)	(250)	100.0%
Income from continuing operations	121,301	127,811	(6,510)	(5.1)%
Discontinued operations:
Loss from discontinued operations	—	(350)	(350)	(100.0)%
Loss on impairment of assets from discontinued operations	—	(602)	(602)	(100.0)%
Net income	$121,301	$126,859	$(5,558)	(4.4)%
Rental income. Rental income increased primarily due to rents from MOBs we acquired since January 1, 2015, as well as certain changes at our comparable MOB properties, as discussed below. Rental income includes non-cash straight line rent adjustments totaling $12,922 and $13,438 and net amortization of approximately $4,720 and $3,840 of above and below market lease adjustments for the years ended December 31, 2016 and 2015, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expenses, property management fees, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily due to our acquisitions since January 1, 2015, as well as certain changes at our comparable MOB properties discussed below.
Net operating income. NOI increased due to the increase in rental income, partially offset by the increased property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.
Depreciation and amortization expense.  Depreciation and amortization expense increased primarily due to an increase in depreciation expense related to our acquisitions and funding of capital expenditures since January 1, 2015, partially offset by a decrease in the amortization of acquired in place real estate leases during the year ended December 31, 2016 that we amortize over the respective lease terms.

Impairment of assets. Impairment of assets for the year ended December 31, 2016 relates to reducing the carrying value of five MOBs (five buildings) and one land parcel to their estimated sales prices less costs to sell.

Interest expense.  Interest expense relates to mortgage notes secured by certain of our MOBs.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.53%, partially offset by our prepayment of $70,000 in aggregate principal amount of mortgage notes since January 1, 2015 with a weighted average annual interest rate of 5.39%, as well as the regularly scheduled amortization of our mortgage notes.
Loss on early extinguishment of debt. We recognized losses on early extinguishment of debt in 2015 in connection with our prepayment of mortgage notes.
Loss on impairment of assets and loss from discontinued operations. Loss on impairment of assets from discontinued operations and loss from discontinued operations for the year ended December 31, 2015 relate to one MOB (four buildings) which we sold in April 2015.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2015; excludes properties classified as held for sale, if any):

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
Rental income.  Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses and increased rents from net leasing activity at certain of these properties. Rental income includes non-cash straight line rent adjustments totaling $10,025 and $11,039 and net amortization of approximately $4,469 and $3,647 of acquired above and below market lease adjustments for the years ended December 31, 2016 and 2015, respectively.
Property operating expenses.  Property operating expenses consist of real estate taxes, utility expenses, property management fees, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expense increased primarily because of increases in real estate taxes and salaries and benefit costs of property level personnel at certain MOBs and other direct costs of operating these properties, partially offset by decreased landscaping, snow removal and utility expenses at certain of these properties during the year ended December 31, 2016 compared to the year ended December 31, 2015.
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
Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties.  The increase in interest expense is the result of our obtaining, in July 2016, an aggregate $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.53%, partially offset by our prepayment of $52,000 in aggregate principal amount of mortgage notes since January 1, 2015 with a weighted average annual interest rate of 5.64% as well as the regularly scheduled amortization of our mortgage notes.
Loss on early extinguishment of debt. We recognized losses on early extinguishment of debt in connection with our prepayment of mortgage notes in 2015.

All other operations:(1)

	Year Ended December 31,
	2016	2015	Change	% Change
Rental income	$18,270	$18,278	$(8)	—%

Expenses:
Depreciation and amortization expense	(3,792)	(3,792)	—	—%
General and administrative	(46,559)	(42,830)	3,729	8.7%
Acquisition and certain other transaction related costs	(2,085)	(6,853)	(4,768)	(69.6)%
Impairment of assets	(2,795)	—	2,795	100.0%
Total expenses	(55,231)	(53,475)	1,756	3.3%
Operating loss	(36,961)	(35,197)	1,764	5.0%

Dividend income	2,108	2,773	(665)	(24.0)%
Interest and other income	430	379	51	13.5%
Interest expense	(120,387)	(109,679)	10,708	9.8%
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	(38,437)	(38,437)	(100.0)%
Loss on early extinguishment of debt	—	(1,604)	(1,604)	(100.0)%
Loss before income tax expense and equity in earnings of an investee	(154,810)	(181,765)	(26,955)	(14.8)%
Income tax expense	(424)	(574)	(150)	(26.1)%
Equity in earnings of an investee	137	20	117	585.0%
Net loss	$(155,097)	$(182,319)	$(27,222)	(14.9)%

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

Depreciation and amortization expense. Depreciation and amortization expense remained consistent as we have had no acquisitions or capital expenditures in this segment since January 1, 2015. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreements, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly owned company. General and administrative expense increased primarily due to our acquisitions since January 1, 2015 and increased equity compensation expense resulting from an increase in the market price of our common shares.
Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include legal and diligence costs incurred in connection with our acquisition, disposition and operations transaction activities during the years ended December 31, 2016 and 2015. Acquisition and certain other transaction related costs decreased during the year ended December 31, 2016 due to a decrease in acquisition activity, partially offset by an increase in disposition and certain other transaction activities during the year ended December 31, 2016 compared to the year ended December 31, 2015.
Impairment of assets. At December 31, 2016, we recorded impairment of assets charges of $2,795 to reduce the carrying value of our investment in Five Star shares to its estimated fair value due to the market value of this investment being significantly below our carrying value for an extended period.
Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc.
Interest and other income.  Interest and other income increased slightly for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to increased investable cash on hand.
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

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We provide below calculations of our FFO, Normalized FFO and NOI for the years ended December 31, 2017, 2016 and 2015. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income attributable to common shareholders or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income, net income attributable to common shareholders and operating income as presented in our consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO, Normalized FFO or NOI differently than we do.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or Nareit, which is net income attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization and the difference between net income attributable to common shareholders and FFO attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from Nareit’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude acquisition and certain other transaction related costs expensed under GAAP such as legal and professional fees associated with our acquisition and disposition activities, gains and losses on early extinguishment of debt, if any, loss on distribution to common shareholders of RMR Inc. common stock, if any, and Normalized FFO from noncontrolling interest, net of FFO, if any. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributable to common shareholders and operating income. We believe that FFO and Normalized FFO provide useful information to investors, because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
Our calculations of FFO and Normalized FFO for the years ended December 31, 2017, 2016 and 2015 and reconciliations of net income attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our Consolidated Financial Statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO, Normalized FFO and net income attributable to common shareholders per share for these periods.

	For the Year Ended December 31,
	2017	2016	2015
Net income attributable to common shareholders	$147,610	$141,295	$123,968
Depreciation and amortization expense	276,861	287,831	257,783
Noncontrolling interest's share of net FFO adjustments	(16,370)	—	—
Gain on sale of properties	(46,055)	(4,061)	—
Impairment of assets from continuing operations	5,082	18,674	194
Impairment of assets from discontinued operations	—	—	602
FFO	367,128	443,739	382,547

Acquisition and certain other transaction related costs	547	2,085	6,853
Loss on distribution to common shareholders of RMR Inc. common stock(1)	—	—	38,437
Loss on early extinguishment of debt	7,627	526	1,894
Normalized FFO attributable to SNH	$375,302	$446,350	$429,731

Weighted average shares outstanding (basic)	237,420	237,345	232,931
Weighted average shares outstanding (diluted)	237,452	237,382	232,963

Net income per share (basic and diluted)	$0.62	$0.60	$0.53
FFO per share (basic and diluted)	$1.55	$1.87	$1.64
Normalized FFO per share (basic and diluted)	$1.58	$1.88	$1.84
Distributions declared per share	$1.56	$1.56	$1.56

(1)
In 2015, we recognized a $38,437 non-cash loss on the distribution of shares of RMR Inc. shares to our shareholders as a result of the closing price of RMR Inc.’s shares being lower than our carrying amount per share on the distribution date.

Property Net Operating Income (NOI)
We calculate NOI as shown below. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.
The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of net income to NOI for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
	2017		2016	2015
Reconciliation of Net Income to NOI:
Net income	$151,803		$141,295	$123,968
Gain on sale of properties	(46,055)		(4,061)	—
Income before gain on sale of properties	105,748		137,234	123,968
Discontinued operations
Loss from discontinued operations	—		—	350
Loss on impairment of assets from discontinued operations	—		—	602
Income from continuing operations	105,748	—	137,234	124,920
Equity in earnings of an investee	(608)		(137)	(20)
Income tax expense	454		424	574
Loss on early extinguishment of debt	7,627		526	1,894
Loss on distribution to common shareholders of RMR common stock	—		—	38,437
Interest expense	165,019		167,574	150,881
Interest and other income	(406)		(430)	(379)
Dividend income	(2,637)		(2,108)	(2,773)
Operating income	275,197		303,083	313,534

Impairment of assets	5,082		18,674	194
Acquisition and certain other transaction related costs	547		2,085	6,853
General and administrative expense	103,702		46,559	42,830
Depreciation and amortization expense	276,861		287,831	257,783
Total NOI	$661,389		$658,232	$621,194

Triple net leased senior living communities NOI	$280,641		$274,864	$256,035
Managed senior living communities NOI	93,297		98,627	89,632
MOB NOI	269,197		266,471	257,249
All other operations NOI	18,254		18,270	18,278
Total NOI	$661,389		$658,232	$621,194
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
Our Operating Liquidity and Resources
We generally receive minimum rents monthly or quarterly from certain of our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the year ended December 31, 2017 compared to the year ended December 31, 2016 were as follows: (1) cash provided by operating activities decreased to $407.1 million in 2017 from $426.8 million in 2016; (2) cash used for investing activities decreased to $221.4 million in 2017 from $292.9 million in 2016; and (3) cash used for financing activities increased to $186.1 million in 2017 from $139.8 million in 2016.

The decrease in cash provided by operating activities for the year ended December 31, 2017 compared to the prior year was primarily a result of an increase in restricted cash balances associated with our joint venture arrangement which was established in 2017, as well as working capital changes in 2017, partially offset by acquisitions during 2017. Cash used for investing activities decreased in 2017, primarily due to a greater number of acquisitions during the year ended December 31, 2016 compared to the year ended December 31, 2017, partially offset by higher proceeds from the sale of properties during the year ended December 31, 2017. The increase in cash used for financing activities for the year ended December 31, 2017 compared to the prior year was due primarily to net repayments of debt, partially offset by proceeds from our joint venture arrangement in March 2017.

Our Investment and Financing Liquidity and Resources
As of December 31, 2017, we had $31.2 million of cash and cash equivalents and $404.0 million available to borrow under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes. We believe these funding sources will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.
     In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility. In August 2017, we amended the agreement governing our revolving credit facility. As a result of the amendment, the interest rate payable on borrowings under the facility was reduced from LIBOR plus a premium of 130 basis points per annum to LIBOR plus a premium of 120 basis points per annum, and the facility fee was reduced from 30 basis points per annum to 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of the facility was extended from January 15, 2018 to January 15, 2022, and subject to the payment of an extension fee and meeting other conditions, we have an option to extend the maturity date of this facility for an additional year. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings may be increased to up to $2.0 billion. We can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2017, the annual interest rate required on borrowings under our revolving credit facility was 2.7%. As of December 31, 2017 and February 26, 2018, we had $596.0 million and $294.0 million outstanding under our revolving credit facility, respectively.
When significant amounts are outstanding under our revolving credit facility, or as the maturities of our indebtedness approach, we intend to explore refinancing alternatives. Such alternatives may include incurring additional debt, selling certain properties and issuing new equity securities. In addition, we may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also assume debt in connection with our acquisitions of properties or place new mortgages on properties we own.
We have a $350.0 million unsecured term loan that matures on January 15, 2020.  This term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2017, the annual interest rate payable on amounts outstanding under this term loan was 2.8%.

We also have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. In August 2017, we amended the agreement governing this term loan. As a result of the amendment, the interest rate payable on borrowings under the facility was reduced from LIBOR plus a premium of 180 basis points per annum to LIBOR plus a premium of 135 basis points per annum subject to adjustment based upon changes to our credit ratings. As of December 31, 2017, the annual interest rate payable on amounts outstanding under this term loan was 2.9%

In March 2017, we entered a joint venture with a sovereign investor for one of our MOBs (two buildings) located in Boston, Massachusetts. The investor contributed approximately $261.0 million for a 45% equity interest in the joint venture, and we retained the remaining 55% equity interest in the joint venture. Net proceeds that we received from this transaction were approximately $255.9 million, after transaction costs. We used the proceeds from this transaction to repay a portion of the amounts outstanding under our revolving credit facility.

In April 2017, we prepaid a mortgage note secured by 17 of our properties with an outstanding principal balance of approximately $277.8 million plus a premium of $5.4 million plus accrued interest, a maturity date in September 2019 and an annual interest rate of 6.71%. In May 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $10.6 million, a maturity date in August 2017 and an annual interest rate of 6.15%. In June 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $8.8 million, a maturity date in August 2037 and an annual interest rate of 5.95%. In December 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $8.4 million, a maturity date in April 2018 and an annual interest rate of 6.73%. In January 2018, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $4.3 million, a maturity date in September 2043 and an annual interest rate of 4.375%. We funded these prepayments with cash on hand and borrowings under our revolving credit facility.
In February 2018, we issued $500.0 million of 4.750% senior unsecured notes due 2028. We used the net proceeds of this offering to reduce amounts outstanding under our revolving credit facility.
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

In October 2017, we acquired two MOBs (two buildings) located in Minnesota and North Carolina with a total of approximately 255,000 square feet for an aggregate purchase price of approximately $38.5 million, excluding closing costs. We funded these acquisitions with cash on hand and borrowings under our revolving credit facility.
In November 2017, we acquired one MOB (one building) located in California with approximately 63,000 square feet for approximately $26.5 million, excluding closing costs. We funded this acquisition with cash on hand and borrowings under our revolving credit facility.
In December 2017, we acquired one MOB (one building) located in Virginia with approximately 136,000 square feet for approximately $15.6 million, excluding closing costs. We funded this acquisition with cash on hand and borrowings under our revolving credit facility.
In November 2017, we entered a transaction agreement with Five Star pursuant to which we agreed to acquire six senior living communities from Five Star. The aggregate purchase price for these six senior living communities is approximately $104.0 million, including our assumption of approximately $33.7 million of mortgage debt secured by certain of these senior living communities with a weighted average annual interest rate of 6.2% and excluding closing costs. In December 2017, we acquired two of these senior living communities for approximately $39.2 million, excluding closing costs. In January 2018, we acquired one of these senior living communities for approximately $19.7 million, excluding closing costs. In February 2018, we acquired one of these senior living communities for approximately $22.2 million, including the assumption of approximately $16.8 million of mortgage note and excluding closing costs. We funded these acquisitions with cash on hand and borrowings under our revolving credit facility. In connection with our acquisition of these senior living communities, we entered management and pooling agreements with Five Star for Five Star to manage these senior living communities for us and we expect to enter management and pooling agreements with Five Star concurrent with our acquisition of the remaining two senior living communities. The closings of the acquisitions of the remaining two senior living communities for an aggregate purchase price of approximately $23.3 million, including the assumption of approximately $16.8 million of mortgage debt, are expected to occur as third party approvals are received by the end of the first quarter of 2018.

In January 2018, we acquired three MOBs (three buildings) located in Kansas, Missouri and California with a total of approximately 400,000 square feet for an aggregate purchase price of approximately $91.2 million, excluding closing costs. We funded these acquisitions with cash on hand and borrowing under our revolving credit facility.
In November 2017, we entered an agreement to acquire one MOB (one building) located in Virginia with a total of approximately 135,000 square feet for an aggregate purchase price of approximately $22.8 million, including the assumption of approximately $11.2 million of mortgage note, excluding closing costs.
In December 2017, we entered two agreements to sell four senior living communities with a total of 1,619 living units and currently leased to Sunrise for an aggregate sales price of $368.0 million, excluding closing costs. The sale of one of these communities was completed in December 2017 for a sales price of $55.0 million, excluding closing costs, resulting in a gain of approximately $45.9 million. We expect the closings of the sales of the remaining three communities for an aggregate sales price of $313.0 million to occur by the end of the first quarter of 2018.
Our pending acquisitions and sales are subject to conditions; accordingly, we may not acquire or sell these properties, as applicable, or these acquisitions or sales may be delayed or the terms of these acquisitions or sales and any related management and pooling agreements may change.
During the year ended December 31, 2017, we invested $51.9 million in revenue producing capital improvements at certain of our triple net leased senior living communities, and, as a result, annualized rental income payable to us increased by approximately $4.9 million pursuant to the terms of the applicable leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.
During the years ended December 31, 2017 and 2016, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	For the Year Ended December 31,
	2017	2016
MOB tenant improvements(1)	$9,278	$12,237
MOB leasing costs(2)	8,331	4,870
MOB building improvements(3)	14,934	13,426
Managed senior living communities capital improvements	12,077	16,300
Development, redevelopment and other activities(4)	28,118	31,835
Total capital expenditures	$72,738	$78,668

(1)	MOB tenant improvements generally include capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space.

(2)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and tenant inducements.

(3)	MOB building improvements generally include capital expenditures to replace obsolete building components and capital expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (1) capital expenditures that are identified at the time of acquisition of a property and incurred within a short period thereafter; and (2) capital expenditure projects that reposition a property or result in new sources of revenues.

During the year ended December 31, 2017, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the year	175	1,134	1,309
Total leasing costs and concession commitments(1)	$7,180	$19,398	$26,578
Total leasing costs and concession commitments per square foot(1)	$41.14	$17.10	$20.31
Weighted average lease term (years)(2)	7.5	5.7	5.9
Total leasing costs and concession commitments per square foot per year(1)	$5.52	$3.00	$3.41

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of December 31, 2017, including straight line rent adjustments, estimated recurring expense reimbursements and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.
As of December 31, 2017, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings under revolving credit facility	$596,000	$—	$—	$596,000	$—
Term loans	550,000	—	350,000	200,000	—
Senior unsecured notes	1,750,000	—	600,000	300,000	850,000
Mortgage notes payable	796,616	94,949	52,440	23,857	625,370
Capital lease obligations	10,694	862	2,021	2,472	5,339
Ground lease obligations	8,476	386	773	695	6,622
Purchase obligations(1)	181,000	181,000	—	—	—
Projected interest expense(2)	1,185,071	118,075	188,473	112,844	765,679
Tenant related obligations(3)	20,681	14,621	5,718	79	263
Business management incentive fee expense (4)	55,740	55,740	—	—	—
Total	$5,154,278	$465,633	$1,199,425	$1,235,947	$2,253,273

(1)
Represents the contractual purchase price for three MOBs we acquired in January 2018 for an aggregate purchase price of $93.4 million, two senior living communities we acquired in January and February 2018 for an aggregate purchase price of $41.6 million and one MOB and two senior living communities we agreed to acquire in November 2017 for an aggregate purchase price of $46.1 million, in each case excluding acquisition related costs.

(2)
Projected interest expense is attributable to only our debt obligations at existing rates as of December 31, 2017 and is not intended to estimate future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

(3)	Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2017.

(4)	Represents business management incentive fees for the year ended December 31, 2017 due to RMR LLC under our business management agreement. This fee was paid to RMR LLC in January 2018.
On January 19, 2018, we declared a quarterly distribution of $0.39 per common share, or $92.7 million, to our common shareholders of record on January 29, 2018 for the quarter ended December 31, 2017. We paid this distribution to shareholders on February 22, 2018 using cash on hand and borrowings under our revolving credit facility.
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
Off Balance Sheet Arrangements
As of December 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants

Our principal debt obligations at December 31, 2017 were: (1) outstanding borrowings under our $1.0 billion revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (f) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount term loan due 2020; (4) our $200.0 million principal amount term loan due 2022; and (5) $796.6 million aggregate principal amount of mortgage notes secured by 23 of our properties (24 buildings) with maturity dates between 2018 and 2043. We also have two properties encumbered by capital leases with lease obligations totaling $10.7 million at December 31, 2017; the capital leases expire in 2026. We had $596.0 million outstanding under our revolving credit facility as of December 31, 2017. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contains covenants which restrict our ability to make distributions to our shareholders in certain circumstances. As of December 31, 2017, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.

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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement and property management agreement with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is controlled by its current sole trustee, our Managing Trustee, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: Five Star, which is our former subsidiary and largest tenant and the manager of our managed senior living communities and of which we and a wholly owned subsidiary of ABP Trust are significant stockholders; D&R Yonkers LLC, which is owned by our President and Chief Operating Officer and Five Star’s chief financial officer and treasurer and to which one of our TRSs subleases a part of a senior living community we own in order to accommodate certain requirements of New York healthcare licensing laws; SIR, from which we purchased entities owning 23 MOBs, or the CCIT MOBs, that SIR acquired in connection with its acquisition of Cole Corporate Income Trust, Inc., or CCIT, in January 2015; and AIC, of which we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 3, 5, 6 and 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2017. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement and property management agreement with RMR LLC, our leases, forms of management agreements and related pooling agreements with Five Star, our 2017 and 2016 transaction agreements with Five Star, our agreements with D&R Yonkers LLC and its owners, the purchase and sale agreement for our purchase from SIR of the CCIT MOBs, the consent agreement with Adam Portnoy and Barry Portnoy and certain of their affiliates related to their acquisition of Five Star common shares and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Policies
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

•
allocation of purchase prices among various asset categories, including allocations to above and below market leases for properties, and the related impact on the recognition of rental income and depreciation and amortization expense;

•	assessment of the carrying values and impairments of long lived assets; and

•	classification of leases.
We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their relative fair values, and each component generally has a different useful life. For acquired real estate, we record building, land and improvements, and, if applicable, the value of in place leases, the fair market value of above or below market leases and customer relationships at fair value. We allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives.

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

We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, as well as market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.
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
These accounting policies involve significant judgments made based upon our experience and the experience of our management and our Board of Trustees, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, and the current and likely future operating and competitive environments in which our properties are operated. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense or impairment charges related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.
Impact of Inflation
Inflation in the past several years in the United States has been modest, but recently there have been indications of inflation in the U.S. economy and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our real estate assets to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants’ revenues should increase. Further, inflation may permit us to increase rents upon renewal or enter into new leases for the leased space for increased rent amounts. Offsetting these benefits, inflation might cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our tenants’ or managers’ operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants’ or managers’ operating income from our properties becomes insufficient to pay our rents or returns. To mitigate the adverse impact of increased tenant financial distress upon us, we generally require our tenants to provide guarantees for our rent.
To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we previously have purchased interest rate cap agreements and we may enter into additional interest rate hedge arrangements in the future. The decision to enter into these agreements was and will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of, and our expected benefit from, these agreements and upon possible requirements of our borrowing arrangements.
Generally, we do not expect inflation to have a material impact on our financial results for the next 12 months or for the current foreseeable future thereafter.
Impact of Government Reimbursement
For the year ended December 31, 2017, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments.  Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs. Because of shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs, as well as existing regulations that impact these matters. Further, there are other existing and recently enacted legislation, and related litigation, related to government payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business—Government Regulation and Reimbursement” above in this Annual Report on Form 10-K. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our and our tenants’ increasing expenses and that such changes may be material and adverse to our future financial results.
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
Impact of Climate Change
The political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Also, although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its LEED® green building program.
Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we own. Rising sea levels could cause flooding at some of our properties, which may have an adverse effect on individual properties we own. We mitigate these risks by procuring or requiring tenants to procure insurance coverage we believe adequate to protect us from material damages and losses resulting from the consequences of losses caused by climate change. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on our financial results.
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

Fixed Rate Debt

At December 31, 2017, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt (1)	Balance (2)	Rate (2)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage notes(3)	620,000	3.53%	21,886	2026	Monthly
Mortgage note	67,749	4.47%	3,028	2018	Monthly
Mortgage note	43,558	3.79%	1,651	2019	Monthly
Mortgage note	13,741	6.28%	863	2022	Monthly
Mortgage notes	12,552	6.31%	792	2018	Monthly
Mortgage notes	11,858	6.24%	740	2018	Monthly
Mortgage note	11,392	4.85%	553	2022	Monthly
Mortgage note	6,430	4.69%	302	2019	Monthly
Mortgage note (4)	4,338	4.38%	190	2043	Monthly
Mortgage note	2,603	7.49%	195	2022	Monthly
Mortgage note	2,395	6.25%	150	2033	Monthly
	$2,546,616		$124,305

(1)
In February 2018, we issued $500.0 million of 4.75% senior unsecured notes due 2028 and we assumed approximately $16.8 million of mortgage debt with a maturity date in 2023 and an annual interest rate of 6.64%.

(2)
The principal balances, and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(3)	The property encumbered by these mortgages is subject to a joint venture in which we own a 55% equity interest.

(4)	In January, 2018, we prepaid this debt.
No principal repayments are due under our unsecured notes until maturity. Our mortgage debts generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $25.5 million.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2017, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $47.4 million.
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

Floating Rate Debt

At December 31, 2017, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had $596.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan. Our revolving credit facility matures in January 2022, and, subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2023. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan is prepayable without penalty at any time. Our $200.0 million term loan is prepayable without penalty at any time.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2017 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2017	2.74%	$1,146,000	$31,400	$0.13
100 basis point increase	3.74%	$1,146,000	$42,860	$0.18

(1)	Weighted based on interest rates and outstanding borrowings under our credit facilities and term loans as of December 31, 2017.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2017.
The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2017 if we were fully drawn on our revolving credit facility and our term loans remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2017	2.73%	$1,550,000	$42,315	$0.18
100 basis point increase	3.73%	$1,550,000	$57,815	$0.24
(1)    Weighted based on the interest rates and outstanding borrowings as of December 31, 2017.
(2)    Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2017.
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
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our then Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act, Rules 13a-15 and 15d-15. Based upon that evaluation, our then Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2017 Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B.  Other Information.
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have a Code of Conduct that applies to our officers and Trustees, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.snhreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Senior Housing Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11.  Executive Compensation.
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under our equity compensation plan excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	2,481,686	(1)
Equity compensation plan not approved by securityholders	None.	None.	None.
Total	None.	None.	2,481,686	(1)

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

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-15319.)
3.3	Articles Supplementary, dated April 17, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 17, 2014.)
3.4	Articles Supplementary, dated June 30, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2017.)
3.5	Amended and Restated Bylaws of the Company, adopted September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2016.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
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

4.10	Second Supplemental Indenture, dated as of February 12, 2018, between the Company and U.S. Bank National Association, related to 4.75% Senior Notes due 2028, including form thereof. (Filed herewith.)
4.11
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

10.4	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2012, File No. 001-15319.)

10.5	First Amendment to 2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.6	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.7	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.8	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.9	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)
10.10	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2017.)
10.11
Amended and Restated Credit Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.12
$350.0 Million Term Loan Agreement, dated as of May 30, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2014.)

10.13
First Amendment to $350.0 Million Term Loan Agreement, dated as of September 28, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2015.)

10.14
Second Amendment to $350.0 Million Term Loan Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.15
Third Amendment to $350.0 Million Term Loan Agreement, dated as of September 20, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

10.16
Amended and Restated $200.0 Million Term Loan Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.17
Transaction Agreement, dated December 7, 2001, among the Company, certain subsidiaries of the Company party thereto, Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.), certain subsidiaries of Five Star Senior Living Inc. party thereto, FSQ, Inc., Hospitality Properties Trust and The RMR Group LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2001, File No. 001-15319.)

10.18	Transaction Agreement, dated June 29, 2016, between the Company and Five Star Senior Living Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.19
Transaction Agreement, dated as of November 8, 2017, between the Company and Five Star Senior Living Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

10.20
Purchase and Sale Agreement, dated June 29, 2016, among the Company, as Purchaser, and certain subsidiaries of Five Star Senior Living Inc., as Seller. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

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

10.30
Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-15319.)

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

10.38
Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by Five Star Senior Living Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

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

10.44
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-15319.)

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

10.49
Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2017, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.50
Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by Five Star Senior Living Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

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

10.55
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-15319.)

10.56
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated July 10, 2014, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

10.57
Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of January 1, 2018, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Filed herewith.)

10.58
Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by Five Star Senior Living Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.59
Master Lease Agreement (Lease No. 5), dated as of June 29, 2016, between SNH/LTA Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.60
Joinder and First Amendment to Master Lease Agreement (Lease No. 5), dated as of December 8, 2016, by and between SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

10.61
Guaranty Agreement (Lease No. 5), dated as of June 29, 2016, made by Five Star Senior Living Inc., as Guarantor, for the benefit of SNH/LTA Properties Trust, relating to Master Lease Agreement (Lease No. 5), dated as of June 29, 2016, between SNH/LTA Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.62
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

10.64
Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-15319.)

10.65
Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by Five Star Senior Living Inc., as Guarantor, for the benefit of SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, relating to the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.66
Lease Realignment Agreement, dated as of August 4, 2009, among the Company and certain of its subsidiaries, and Five Star Senior Living Inc. and certain of its subsidiaries. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.67
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Senior Living Inc., Hospitality Properties Trust, the Company, TravelCenters of America LLC, ABP Trust, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-15319.)

10.68
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

99.2
Guaranty Agreement, dated as of September 1, 2008, made by Five Star Senior Living Inc., for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15319.)

99.3
Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE McCarthy New Bern LLC, as Landlord, and FVE SE McCarthy New Bern LLC, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

99.4
Guaranty Agreement, dated as of June 20, 2011, from Five Star Senior Living Inc. in favor of SNH/LTA SE McCarthy New Bern LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

99.5
Lease Agreement, dated as of June 23, 2011, between SNH/LTA SE Wilson LLC, as Landlord, and FVE SE Wilson LLC, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

99.6
Guaranty Agreement, dated as of June 23, 2011, from Five Star Senior Living Inc. in favor of SNH/LTA SE Wilson LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

99.7
Registration Rights Agreement, dated as of August 4, 2009, between Five Star Senior Living Inc. and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

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

99.19
Accession Agreement to Pooling Agreement No. 10, dated as of December 15, 2016, by SNH AL Cumming Tenant LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

99.20
Pooling Agreement No. 11, dated as of December 15, 2016, between FVE Managers, Inc. and SNH AL Georgia Tenant LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

99.21
First Amendment to Pooling Agreements Nos. 1 through 11, dated as of November 8, 2017, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

99.22
Pooling Agreement No. 12, dated as of December 27, 2017, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 19, 2018.).

99.23
Pooling Agreement No. 13, dated as of January 19, 2018, between FVE Managers, Inc. and SNH Tellico Tenant LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 19, 2018.)

99.24
Representative form of AL Management Agreement, dated March 30, 2015, between certain subsidiaries of the Company and FVE Managers, Inc.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

99.25
Amendment to AL Management Agreements, dated July 10, 2014, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

99.26
Villa Valencia Agreement, dated July 10, 2014, between SNH SE Tenant Inc. and certain other subsidiaries of the Company and FVE Managers, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

99.27
Amendment to Villa Valencia Management Agreement, dated June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.28
Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-15319.)

99.29
Representative form of IL Management Agreement, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-15319.)

99.30
Amendment to IL Management Agreements, dated July 10, 2014, between FVE IL Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

99.31
Sublease Agreement, dated as of August 31, 2012, between SNH Yonkers Tenant Inc., as Sublessor, and D&R Yonkers LLC, as Subtenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-15319.)

99.32
Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-15319.)

99.33
Representative form of Indemnification Agreement, dated as of August 31, 2012, relating to D&R Yonkers LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-15319.)

99.34
Letter dated March 24, 2017, between the Company and The RMR Group LLC, regarding Second Amended and Restated Business Management Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

99.35
Consent Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)

99.36
Letter Agreement, dated October 28, 2016, between the Company and Five Star Senior Living Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

99.37
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Five Star Senior Living Inc., regarding the community known as The Millcroft Community. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

99.38
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Five Star Senior Living Inc., regarding the senior living community known as The Remington Club. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

99.39
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Five Star Senior Living Inc., regarding the senior living community known as Tiffany Court. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Senior Housing Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1998.
Boston, Massachusetts
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Senior Housing Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Senior Housing Properties Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at item 15(a), and our report dated February 27, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2018

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$824,879	$792,728
Buildings, improvements and equipment	6,999,884	6,824,819
	7,824,763	7,617,547
Less accumulated depreciation	(1,454,477)	(1,270,716)
	6,370,286	6,346,831

Cash and cash equivalents	31,238	31,749
Restricted cash	16,083	3,829
Investments in available for sale securities	162,751	115,612
Due from affiliate	18,539	18,439
Acquired real estate leases and other intangible assets, net	472,265	514,446
Other assets, net	222,857	196,848
Total assets	$7,294,019	$7,227,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$596,000	$327,000
Unsecured term loans, net	547,460	547,058
Senior unsecured notes, net	1,725,662	1,722,758
Secured debt and capital leases, net	805,404	1,117,649
Accrued interest	17,987	18,471
Due to affiliate	66,411	22,296
Assumed real estate lease obligations, net	96,018	106,038
Other liabilities	161,889	167,079
Total liabilities	4,016,831	4,028,349

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,630,409 and 237,544,479 shares issued and outstanding at December 31, 2017 and 2016, respectively	2,376	2,375
Additional paid in capital	4,609,316	4,533,456
Cumulative net income	1,766,495	1,618,885
Cumulative other comprehensive income	87,231	34,549
Cumulative distributions	(3,360,468)	(2,989,860)
Total equity attributable to common shareholders	3,104,950	3,199,405
Noncontrolling interest:
Total equity attributable to noncontrolling interest	172,238	—
Total equity	3,277,188	3,199,405
Total liabilities and equity	$7,294,019	$7,227,754
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$681,022	$666,200	$630,899
Residents fees and services	393,797	391,822	367,874
Total revenues	1,074,819	1,058,022	998,773

Expenses:
Property operating expenses	413,430	399,790	377,579
Depreciation and amortization	276,861	287,831	257,783
General and administrative	103,702	46,559	42,830
Acquisition and certain other transaction related costs	547	2,085	6,853
Impairment of assets	5,082	18,674	194
Total expenses	799,622	754,939	685,239

Operating income	275,197	303,083	313,534

Dividend income	2,637	2,108	2,773
Interest and other income	406	430	379
Interest expense	(165,019)	(167,574)	(150,881)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	(38,437)
Loss on early extinguishment of debt	(7,627)	(526)	(1,894)
Income from continuing operations before income tax expense and equity in earnings of an investee	105,594	137,521	125,474
Income tax expense	(454)	(424)	(574)
Equity in earnings of an investee	608	137	20
Income from continuing operations	105,748	137,234	124,920
Discontinued operations:
Loss from discontinued operations	—	—	(350)
Loss on impairment of assets from discontinued operations	—	—	(602)
Income before gain on sale of properties	105,748	137,234	123,968
Gain on sale of properties	46,055	4,061	—
Net income	151,803	141,295	123,968
Net income attributable to noncontrolling interest	(4,193)	—	—
Net income attributable to common shareholders	$147,610	$141,295	$123,968

Other comprehensive income:
Unrealized gain (loss) on investments in available for sale securities	47,138	64,139	(35,846)
Amounts reclassified from cumulative other comprehensive income to net income	5,082	2,795	—
Equity in unrealized gain (loss) of an investee	462	152	(20)
Other comprehensive income	52,682	67,086	(35,866)
Comprehensive income	204,485	208,381	88,102
Comprehensive income attributable to noncontrolling interest	(4,193)	—	—
Comprehensive income attributable to common shareholders	$200,292	$208,381	$88,102

Weighted average common shares outstanding (basic)	237,420	237,345	232,931
Weighted average common shares outstanding (diluted)	237,452	237,382	232,963

Per common share amounts (basic and diluted)
Income from continuing operations	$0.62	$0.60	$0.54
Loss from discontinued operations	—	—	(0.01)
Net income attributable to common shareholders	$0.62	$0.60	$0.53
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands, except share data)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Cumulative Other Comprehensive Income (Loss)	Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
Balance at December 31, 2014:	203,910,305	$2,039	$3,825,063	$1,353,622	$(2,231,646)	$3,329	$2,952,407	$—	$2,952,407
Comprehensive income (loss)	—	—	—	123,968	—	(35,866)	88,102	—	88,102
Distributions	—	—	—	—	(356,384)	—	(356,384)	—	(356,384)
Distribution to common shareholders of The RMR Group Inc. common stock	—	—	—	—	(31,341)	—	(31,341)	—	(31,341)
Issuance of shares	33,475,367	335	705,413	—	—	—	705,748	—	705,748
Share grants	99,000	1	1,439	—	—	—	1,440	—	1,440
Share repurchases	(13,113)	—	(212)	—	—	—	(212)	—	(212)
Balance at December 31, 2015:	237,471,559	2,375	4,531,703	1,477,590	(2,619,371)	(32,537)	3,359,760	—	3,359,760
Comprehensive income	—	—	—	141,295	—	67,086	208,381	—	208,381
Distributions	—	—	—	—	(370,489)	—	(370,489)	—	(370,489)
Share grants	92,150	1	2,204	—	—	—	2,205	—	2,205
Share repurchases	(19,230)	(1)	(451)	—	—	—	(452)	—	(452)
Balance at December 31, 2016:	237,544,479	2,375	4,533,456	1,618,885	(2,989,860)	34,549	3,199,405	—	3,199,405
Comprehensive income	—	—	—	147,610	—	52,682	200,292	4,193	204,485
Distributions	—	—	—	—	(370,608)	—	(370,608)	—	(370,608)
Share grants	103,100	1	2,129	—	—	—	2,130	—	2,130
Share repurchases	(17,170)	—	(341)	—	—	—	(341)	—	(341)
Contributions from noncontrolling interest	—	—	74,072	—	—	—	74,072	181,859	255,931
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(13,814)	(13,814)
Balance at December 31, 2017:	237,630,409	$2,376	$4,609,316	$1,766,495	$(3,360,468)	$87,231	$3,104,950	$172,238	$3,277,188

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151,803	$141,295	$123,968
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	276,861	287,831	257,783
Net amortization of debt discounts, premiums and deferred financing fees	5,282	5,729	5,942
Straight line rental income	(13,958)	(17,604)	(18,039)
Amortization of acquired real estate leases and other intangible assets	(5,349)	(4,941)	(4,060)
Loss on early extinguishment of debt	7,627	526	1,894
Impairment of assets	5,082	18,674	796
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	38,437
Other non-cash adjustments	(3,772)	(3,772)	(2,145)
Gain on sale of properties	(46,055)	(4,061)	—
Gain on sale of investments	—	—	(71)
Equity in earnings of an investee	(608)	(137)	(20)
Change in assets and liabilities:
Restricted cash	(12,254)	2,326	4,389
Other assets	(5,197)	(1,548)	(19,917)
Accrued interest	(484)	1,497	(3,072)
Other liabilities	48,072	992	19,636
Net cash provided by operating activities	407,050	426,807	405,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(159,290)	(227,072)	(1,134,735)
Real estate improvements	(117,213)	(99,663)	(70,427)
Investment in The RMR Group Inc.	—	—	(17,286)
Proceeds from sale of properties	55,068	33,866	2,782
Proceeds from sale of investments	—	—	6,571
Net cash used for investing activities	(221,435)	(292,869)	(1,213,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	—	659,496
Proceeds from issuance of unsecured senior notes, net of discount	—	250,000	—
Proceeds from unsecured term loan	—	—	200,000
Proceeds from borrowings on revolving credit facility	764,000	662,000	1,640,243
Proceeds from issuance of secured debt	—	620,000	—
Redemption of senior notes	—	—	(250,000)
Repayments of borrowings on revolving credit facility	(495,000)	(1,110,000)	(945,243)
Repayment of other debt	(313,964)	(178,418)	(125,879)
Loss on early extinguishment of debt settled in cash	(5,485)	(470)	(1,448)
Payment of debt issuance costs	(6,845)	(12,016)	(2,931)
Repurchase of common shares	(341)	(452)	(212)
Proceeds from noncontrolling interest, net	255,931	—	—
Distributions to noncontrolling interest	(13,814)	—	—
Distributions to shareholders	(370,608)	(370,489)	(356,390)
Net cash (used for) provided by financing activities	(186,126)	(139,845)	817,636

(Decrease) increase in cash and cash equivalents	(511)	(5,907)	10,062
Cash and cash equivalents at beginning of period	31,749	37,656	27,594
Cash and cash equivalents at end of period	$31,238	$31,749	$37,656
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$160,221	$160,348	$148,011
Income taxes paid	$441	$435	$477

NON-CASH INVESTING ACTIVITIES:
Investment acquired by issuance of common shares	$—	$—	$(44,521)
Acquisitions funded by assumed debt	$—	$—	$(181,433)

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$—	$181,433
Issuance of common shares	$—	$—	$47,691
Distribution to common shareholders of The RMR Group Inc. common stock	$—	$—	$(31,335)
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 1. Organization
We are a real estate investment trust, or REIT, organized under Maryland law. At December 31, 2017, we owned 440 properties (466 buildings) located in 42 states and Washington, D.C. Our portfolio includes: 305 senior living communities, including independent living, assisted living, memory care and skilled nursing facilities, or SNFs; 125 properties (151 buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities.
Note 2. Summary of Significant Accounting Policies
BASIS OF PRESENTATION.  Our consolidated financial statements include the accounts of Senior Housing Properties Trust, or SNH, we, us or our, and our subsidiaries, all of which, except for the joint venture discussed below, are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Accounting principles generally accepted in the United States, or GAAP, require us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates. We have made reclassifications to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on net income or equity.
In March 2017, we entered a joint venture with a sovereign investor for one of our MOBs (two buildings) located in Boston, Massachusetts. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,102,986 as of December 31, 2017 and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $720,678 as of December 31, 2017 and consist primarily of the secured debts on the property. The sovereign investor's interest in this consolidated entity is reflected as noncontrolling interest in our consolidated financial statements. See Note 10 for further information about this joint venture.
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
We allocate the purchase prices of our properties to land, building and improvements based on determinations of the relative fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers. We allocate a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase.  We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amounts over the estimated life of the relationships. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of the assets acquired to goodwill.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheets) as an increase to rental income over the non-cancelable periods of the respective leases. For the years ended December 31, 2017, 2016 and 2015, such amortization resulted in an increase in rental income of $5,349, $4,941 and $4,060, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. During the years ended December 31, 2017, 2016 and 2015, such amortization included in depreciation totaled $72,035, $92,818 and $80,040, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.
CASH AND CASH EQUIVALENTS.  We carry cash and cash equivalents, consisting of overnight repurchase agreements and short term investments with original maturities of three months or less at the date of purchase, at cost plus accrued interest, which approximates fair value.
RESTRICTED CASH.  Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties, and security deposits for residents of our managed senior living communities and cash held for the operations of our joint venture MOB.
INVESTMENTS IN AVAILABLE FOR SALE SECURITIES. We classify the shares we own of The RMR Group Inc., or RMR Inc., and Five Star Senior Living Inc., or Five Star, as available for sale securities and carry them at fair value in other assets in our consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders' equity. We evaluate our investments in available for sale securities to determine if a decline in the fair value below our carrying value is other than temporary. We consider the severity and the duration of the decline, and our ability and intent to hold the investment until recovery when making this assessment. If a decline in fair value is determined to be other than temporary, an impairment loss equal to the difference between the investment’s carrying value and its fair value is recognized in earnings.
At December 31, 2017 and 2016, we owned 2,637,408 shares of class A common stock of RMR Inc. Our historical cost basis for these shares is $69,826. At December 31, 2017 and 2016, our investment in RMR Inc. had a fair value of $156,398 and $104,178, respectively, including unrealized gains of $86,572 and $34,352, respectively. We concluded, for accounting purposes, that the cash and share consideration of $60,700 we paid for our investment in 5,272,787 shares of class A common stock of RMR Inc. represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $136,278 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under GAAP. As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in other liabilities in our consolidated balance sheets. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $3,772 of this liability during each of the years ended December 31, 2017 and 2016, and $2,145 for the year ended December 31, 2015. These amounts are included in the net business management and property management fee amounts for such periods. As of December 31, 2017, the remaining unamortized amount of this liability was $68,161.
At December 31, 2017 and 2016, we owned 4,235,000 common shares of Five Star. In performing our periodic evaluation of other than temporary impairment of our investment in Five Star for the year ended December 31, 2016, we determined, based on the length of time and the extent to which the market value of our Five Star investment was below our carrying value, that the decline in fair value was deemed to be other than temporary at December 31, 2016. Accordingly, we recorded a $2,795 loss on impairment to reduce the carrying value of our Five Star investment to its estimated fair value during the fourth quarter of 2016. We estimated fair value using the closing price of Five Star common shares as of December 31, 2016 ($2.70 per share). We recorded an additional loss on impairment of $5,082 to reduce the carrying value of our Five Star investment to its estimated fair value during the second quarter of 2017. We determined the fair value using the closing price of Five Star's common shares on The Nasdaq Stock Market LLC, or Nasdaq, on June 30, 2017 ($1.50 per share). At December 31, 2017, our Five Star investment had an adjusted cost basis and fair value of $6,353, based on Five Star's per share market price at December 31, 2017 ($1.50 per share).
See Notes 5 and 7 for further information regarding our investments in RMR Inc. and Five Star.
EQUITY METHOD INVESTMENTS.  At December 31, 2017, we owned 14.3% of Affiliates Insurance Company, or AIC’s, outstanding equity. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of comprehensive income. See Note 7 for further information regarding our investment in AIC.

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
DEBT ISSUANCE COSTS.  Debt issuance costs include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. Debt issuance costs for our unsecured revolving credit facility totaled $17,170 and $10,980 at December 31, 2017 and 2016, respectively, and accumulated amortization of debt issuance costs totaled $10,784 and $9,039 at December 31, 2017 and 2016, respectively, and are included in other assets in our consolidated balance sheets. The increases in these debt issuance costs during 2017 are the result of an amendment to our unsecured revolving credit facility in August 2017. Debt issuance costs for our unsecured term loans, senior notes, and mortgage notes payable totaled $39,821 and $49,331 at December 31, 2017 and 2016, respectively, and accumulated amortization of debt issuance costs totaled $13,085 and $17,560, respectively, and are presented in our balance sheet as a direct deduction from the associated debt liability. Future amortization of debt issuance costs to be recognized with respect to our loans as of December 31, 2017 are estimated to be $4,778 in 2018, $4,374 in 2019, $3,481 in 2020, $3,366 in 2021, $1,523 in 2022 and $15,600 thereafter.
DEFERRED LEASING COSTS.  Deferred leasing costs include capitalized brokerage, legal and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets in our consolidated balance sheets. Deferred leasing costs totaled $31,081 and $24,825 at December 31, 2017 and 2016, respectively, and accumulated amortization of deferred leasing costs totaled $8,769 and $6,898 at December 31, 2017 and 2016, respectively. Included in deferred leasing costs at December 31, 2017, is $98 of estimated costs associated with leases under negotiation. At December 31, 2017, the remaining weighted average amortization period is approximately 7.8 years. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2017, are estimated to be $4,297 in 2018, $3,699 in 2019, $3,198 in 2020, $2,604 in 2021, $2,052 in 2022 and $6,462 thereafter.
REVENUE RECOGNITION.  We recognize rental income from operating leases on a straight line basis over the term of each lease agreement. We recognize percentage rents when realizable and earned, which is generally during the fourth quarter of the year. For the years ended December 31, 2017, 2016 and 2015, percentage rents earned aggregated $10,168, $10,169 and $10,062, respectively.
As of December 31, 2017, we owned 70 senior living communities that are managed by Five Star for our account. Five communities were previously managed from the date we acquired these communities in May 2015 through December 14, 2016 by a third party operator that was affiliated with a triple net leased senior living tenant of ours that defaulted on its lease obligations to us in the first half of 2016. We refer to these 70 communities as the managed senior living communities. We derive our revenues at these managed senior living communities primarily from services our manager provides to residents on our behalf and we record revenues when services are provided. We use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act for nearly all of our managed senior living communities.
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
INCOME TAXES.  We have elected to be taxed as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, and as such are generally not subject to federal and most state income taxation on our operating income, provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease nearly all of our managed senior living communities to our TRSs, that, unlike most of our subsidiaries, file separate tax returns and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes incurred by us, despite our REIT status.
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
SEGMENT REPORTING.  As of December 31, 2017, we have four operating segments, of which three are separate reporting segments. We aggregate our triple net leased senior living communities, our managed senior living communities and our MOBs into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and with respect to which we receive rents from the operators. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. The third reporting segment includes MOBs where the tenants pay us rent. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.
See Note 11 for further information regarding our reportable operating segments.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, including leases with residents at properties leased to our TRSs which is specifically excluded from ASU No. 2014-09. We have evaluated ASU No. 2014-09 (and related clarifying guidance issued by the FASB), and the adoption will not have a material impact on the amount or timing of our revenue recognition in our consolidated financial statements. We will adopt the standard using the modified retrospective approach.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for all prospective interim and annual periods beginning after December 15, 2017. We expect to record an adjustment of $86,572 on January 1, 2018 to reclassify historical changes in the fair value of our available for sale equity investments from other comprehensive income to retained earnings. Future changes in the fair value of our equity investments will be recorded through earnings in accordance with ASU No. 2016-01.
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
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and requires the usage of a retrospective transition method. Upon the adoption of ASU No. 2016-18, we will present the changes in total cash, cash equivalents and restricted cash, whereas under the current guidance we present the changes during the period for cash and cash equivalents only.
Note 3. Real Estate Properties
Our real estate properties, excluding those classified as held for sale, consisted of land of $824,879, buildings and improvements of $6,675,516 and FF&E of $324,368 as of December 31, 2017; and land of $792,728, buildings and improvements of $6,519,145 and FF&E of $305,674 as of December 31, 2016. Accumulated depreciation was $1,250,057 and $204,420 for buildings and improvements and FF&E, respectively, as of December 31, 2017; and $1,092,498 and $178,218 for buildings and improvements and FF&E, respectively, as of December 31, 2016.
The future minimum lease payments due to us during the current terms of our leases as of December 31, 2017, are $585,229 in 2018, $567,632 in 2019, $538,631 in 2020, $517,541 in 2021, $500,190 in 2022 and $2,281,527 thereafter.
We have accounted for our 2017 acquisitions as acquisitions of assets as a result of our adoption of ASU No. 2017-01 on January 1, 2017. We have accounted for our 2016 and 2015 acquisitions as business combinations unless otherwise noted. We funded these acquisitions using cash on hand and borrowings under our revolving credit facility, unless otherwise noted.
Senior Living Community Acquisitions:
In August 2017, we acquired a land parcel from Five Star adjacent to a senior living community located in Delaware that we lease to Five Star for $750, excluding closing costs. This land parcel was added to the applicable lease and Five Star’s annual minimum rent payable to us increased by $33 in accordance with the terms of that lease.
In November 2017, we entered a transaction agreement with Five Star pursuant to which we agreed to acquire six senior living communities from Five Star. The aggregate purchase price for these six senior living communities is approximately $104,000, including our assumption of approximately $33,700 of mortgage debt secured by certain of these senior living communities with a weighted average annual interest rate of 6.2% and excluding closing costs. In December 2017, we acquired two of these senior living communities located in Alabama and Indiana with a combined 229 living units for $39,457, including closing costs of $307. In January 2018, we acquired one of these senior living communities located in Tennessee with 88 living units for $19,667, excluding closing costs. In February 2018, we acquired one of these senior living communities located in Arizona with 127 living units for $22,250, including the assumption of approximately $16,800 of mortgage debts and excluding closing costs. In connection with our acquisition of these senior living communities, we entered management and pooling agreements with Five Star for Five Star to manage these senior living communities for us and we expect to enter management and pooling agreements with Five Star concurrent with our acquisition of the remaining two senior living communities. The closings of the acquisitions of the remaining two senior living communities for an aggregate purchase price of $23,300, including the assumption of approximately $16,800 of mortgage debt, are expected to occur as third party approvals are received by the end of the first quarter of 2018. These acquisitions are subject to conditions; these conditions may not be met and some or all of these acquisitions may not be completed, may be delayed or the terms of these acquisitions or the management and pooling agreements for these communities may change. See Note 5 for further information regarding these transactions and transaction agreement.
In May 2016, we acquired one senior living community located in Georgia with 38 private pay units for $8,400, excluding closing costs. We acquired this community using a TRS structure and entered a management agreement with Five Star to manage this community.

In June 2016, we entered a transaction agreement with Five Star pursuant to which, among other things: we acquired seven senior living communities located in four states with 545 living units from Five Star for $112,350, excluding closing costs, and simultaneously leased these communities back to Five Star under a new long term lease agreement pursuant to which Five Star is required to pay to us initial annual rent of $8,426; we and Five Star terminated three of our four then existing pooling agreements with Five Star; and we and Five Star entered 10 new pooling agreements that combine our management agreements with Five Star for senior living communities that include assisted living units, or our AL Management Agreements. See Notes 5 and 7 for further information regarding these transactions and transaction agreement.
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
In December 2014, we entered an agreement to acquire 38 senior living communities with 3,439 living units for an aggregate purchase price of $790,000, including the assumption of approximately $151,477 of mortgage debts with a weighted average annual interest rate of4.57% and excluding net closing adjustments of $77 and closing costs. In May 2015, we acquired 37 of these 38 senior living communities and in September 2015 we acquired the one remaining community.
At the time of acquisition, nineteen of the 38 communities were triple net leased senior living communities with 2,206 living units, and were leased to seven senior living operators. As of the date acquired, the weighted average amortization period for capitalized lease origination values was 11.5 years.  The remaining 19 acquired managed communities with 1,233 living units were acquired using TRS structures and are being managed for our account. We paid fees of $975 and terminated the pre-existing management agreements that were in place for 14 of these 19 managed communities, with 838 living units and we entered new management agreements with Five Star to manage those 14 communities. The remaining five managed communities, with 395 living units, continued to be managed by a third party senior living manager in place at the time of our acquisition of these communities.
In the first quarter of 2016, the tenants at two of our triple net leased senior living communities that we acquired as part of the portfolio acquisition described above were in default of their leases.  In April 2016, we reached an agreement with one of these tenants and its guarantor to settle past due amounts, terminate the lease and transfer operations. As part of this agreement, we received $2,365 and entered a management agreement with Five Star to operate this community for our account under a TRS structure. In July 2016, we terminated the other lease and entered a management agreement with Five Star to operate the community for our account under a TRS structure. In December 2016, we entered a settlement agreement and terminated the in place management agreements with the third party senior living manager affiliated with one of the tenants that defaulted on its lease for five of the communities located in Georgia acquired in May 2015. We paid fees of $115 to terminate the existing management agreements and we entered new management agreements with Five Star to manage these five communities.
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

The table below represents the purchase price allocations (including net closing adjustments) of the senior living community acquisitions described above:

Date	Location	Leased / Managed	Number of Properties		Units	Cash Paid plus Assumed Debt		Land	Buildings and Improvements	FF&E	Acquired Real Estate Leases	Other Liabilities	Assumed Debt	(Premium) / Discount on Assumed Debt
Senior Living Community Acquisitions during the year ended December 31, 2017:
December 2017	2 States	Managed	2		229	$39,457	(1)	$4,055	$26,424	$1,204	$7,774	$—	$—	$—

Senior Living Community Acquisitions during the year ended December 31, 2016:
May 2016	Georgia	Managed	1		38	$8,400	(2)	$327	$6,195	$478	$1,400	$—	$—	$—
June 2016	4 States	Leased	7		545	112,493	(1)	11,085	94,940	6,468	—	—	—	—
December 2016	Illinois	Leased	2		126	18,601	(2)	1,814	13,377	1,087	2,323	—	—	—
			10		709	$139,494		$13,226	$114,512	$8,033	$3,723	$—	$—	$—

Senior Living Community Acquisitions during the year ended December 31, 2015:
May 2015	11 States	Leased	18		2,119	$459,184	(2)	$29,716	$373,471	$21,117	$54,096	$(18,091)	$(44,395)	$(1,125)
May 2015	5 States	Managed	19		1,233	313,345	(2)	12,267	214,064	12,342	73,840	—	(94,785)	832
September 2015	NC	Leased	1		87	17,548	(2)	1,134	13,749	1,022	2,208	—	(12,297)	(565)
Subtotal 38 senior living communities portfolio			38		3,439	790,077		43,117	601,284	34,481	130,144	(18,091)	(151,477)	(858)

May 2015	GA	Managed	—	(3)	40	9,750	(2)	993	8,169	427	161	—	—	—
September 2015	GA	Leased	1		84	18,409	(1)	3,479	14,021	909	—	—	—	—
			39		3,563	$818,236		$47,589	$623,474	$35,817	$130,305	$(18,091)	$(151,477)	$(858)

(1)	Cash paid plus assumed debt, if any, includes closing costs as these acquisitions are accounted for as acquisitions of assets.

(2)	Cash paid plus assumed debt, if any, excludes closing costs as these acquisitions are accounted for as business combinations.

(3)
This senior living community is adjacent to another community that we own which is managed by Five Star. The operations of this community and the community we previously owned are now conducted as a single integrated community under one management agreement.

See Notes 5 and 7 for further information regarding the arrangements we have with Five Star.
MOB Acquisitions:
In January 2017, we acquired one MOB (one building) located in Kansas with approximately 117,000 square feet for a purchase price of approximately $15,106, including closing costs of $35. As of the date acquired, the weighted average amortization period for capitalized lease origination costs was 10.3 years.
In July 2017, we acquired one MOB (one building) located in Maryland with approximately 59,000 square feet for a purchase price of approximately $16,601, including closing costs of $383. As of the date acquired, the weighted average amortization period for capitalized lease origination costs was 3.8 years.
In October 2017, we acquired two MOBs (two buildings) located in Minnesota and North Carolina with a total of approximately 255,000 square feet for an aggregate purchase price of approximately $38,794, including closing costs of $283. As of the date acquired, the weighted average amortization period for capitalized lease origination costs was 2.6 years.

In November 2017, we acquired one MOB (one building) located in California with approximately 63,000 square feet for a purchase price of approximately $26,823, including closing costs of $323. As of the date acquired, the weighted average amortization period for capitalized lease origination costs was 8.7 years.
In December 2017, we acquired one MOB (one building) located in Virginia with approximately 136,000 square feet for a purchase price of approximately $15,844, including closing costs of $275. As of the date acquired, the weighted average amortization periods for capitalized lease origination costs, above market lease values and below market lease values were 7.2 years, 6.1 years and 6.8 years, respectively.
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
In January 2015, we acquired 23 MOBs (23 buildings) for an aggregate purchase price of $539,000, including the assumption of $29,955 of mortgage debts with a weighted average annual interest rate of 4.73% and excluding net credits received of $7,377 related to debt assumption costs and outstanding tenant improvement allowances and closing costs. These MOBs include approximately 2,170,000 leasable square feet. As of the date acquired, the weighted average amortization periods for capitalized lease origination costs, above market lease values and below market lease values were 9.5 years, 9.7 years and 11.2 years, respectively. These 23 properties were purchased from Select Income REIT, or SIR, in connection with the acquisition by SIR of Cole Corporate Income Trust, Inc., or CCIT. See Note 7 for further information regarding this transaction.
The table below represents the purchase price allocations (including net closing adjustments) of the MOB acquisitions described above.

Date	Location	Number of Properties	Square Feet (000's)	Cash Paid plus Assumed Debt		Land	Buildings and Improvements	Acquired Real Estate Leases	Acquired Real Estate Lease Obligations	Assumed Debt	Premium on Assumed Debt
MOB Acquisitions during the year ended December 31, 2017:
January 2017	Kansas	1	117	$15,106	(1)	$1,522	$7,246	$6,338	$—	$—	$—
July 2017	Maryland	1	59	16,601	(1)	6,138	6,526	3,937	—	—	—
October 2017	2 States	2	255	38,794	(1)	6,738	25,040	7,016	—	—	—
November 2017	California	1	63	26,823	(1)	7,957	13,430	5,436	—	—	—
December 2017	Virginia	1	136	15,844	(1)	3,263	7,615	4,986	(20)	—	—
		6	630	$113,168		$25,618	$59,857	$27,713	$(20)	$—	$—

MOB Acquisitions during the year ended December 31, 2016:
February 2016	Minnesota	1	128	$22,700	(2)	$4,028	$14,710	$5,053	$(1,091)	$—	$—
May 2016	Florida	1	166	45,232	(1)	2,792	42,440	—	—	—	—
October 2016	Ohio	1	96	18,500	(2)	1,025	12,883	4,592	—	—	—
		3	390	$86,432		$7,845	$70,033	$9,645	$(1,091)	$—	$—

MOB Acquisitions during the year ended December 31, 2015:
January 2015	12 States	23	2,170	$531,623	(2)	$50,429	$397,637	$87,780	$(3,150)	$(29,955)	$(1,073)
		23	2,170	$531,623		$50,429	$397,637	$87,780	$(3,150)	$(29,955)	$(1,073)

(1)	Cash paid plus assumed debt, if any, includes closing costs as these acquisitions are accounted for acquisitions of assets.

(2)	Cash paid plus assumed debt, if any, excludes closing costs as these acquisitions are accounted for as business combinations.

In January 2018, we acquired three MOBs (three buildings) located in Kansas, Missouri and California with a total of approximately 400,000 square feet for an aggregate purchase price of approximately $91,154, excluding closing costs.
Intangible Lease Assets and Obligations:
At December 31, 2017, we had recorded intangible lease assets of $791,067, including $40,540 of capitalized above market lease values and $750,527 of the value of in place leases. At December 31, 2016, we had recorded intangible lease assets of $775,935, including $43,906 of capitalized above market lease values and $732,029 of the value of in place leases. We had recorded intangible lease obligations of $136,713 and $137,351 at December 31, 2017 and 2016, respectively. Accumulated amortization of capitalized above market lease values was $29,900 and $28,739 at December 31, 2017 and 2016, respectively. At December 31, 2017, the remaining weighted average amortization period of capitalized above market lease values is approximately 4.6 years. Accumulated amortization of capitalized below market lease values was $40,695 and $31,312 at December 31, 2017 and 2016, respectively. At December 31, 2017, the remaining weighted average amortization period of intangible lease obligations is approximately 10.7 years. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $288,902 and $232,750 at December 31, 2017 and 2016, respectively. At December 31, 2017, the remaining weighted average amortization period of the value of in place leases exclusive of the value of above and below market in place leases is approximately 9.7 years. We expect to recognize net future amortization of these intangible lease assets and liabilities in the amounts of approximately $55,898 in 2018, $48,312 in 2019, $39,921 in 2020, $37,368 in 2021, $34,809 in 2022 and $159,945 thereafter.
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
During 2017, we recorded no impairments on real estate properties. During 2016, we recorded net impairment charges of $11,488 to adjust the carrying values of two MOBs (five buildings), one land parcel and two senior living communities that were sold during 2016 to their aggregate estimated net sale price. During 2016, we also recorded impairment charges of $4,391 to write off acquired lease intangible assets associated with lease defaults at two of our triple net leased senior living communities leased to two third party private operators. During 2015, we recorded net impairment charges of $796 to adjust the carrying values of one MOB (four buildings) and three senior living communities to their aggregate estimated net sale price.
Dispositions:
In December 2017, we sold one senior living community located in Virginia for $55,000, excluding closing costs; we recognized a gain of $45,901 from this sale. We also recognized a gain on sale of $154 from a permanent land eminent domain taking at one of our wellness centers in Romeoville, IL.
We currently have three senior living communities under agreement to sell which were classified as held for sale as of December 31, 2017, for an aggregate sales price of $313,000, excluding closing costs. We expect to sell these communities by March 31, 2018.
In March 2016, we sold a land parcel located in Pennsylvania for $700, excluding closing costs. In June 2016, we sold a triple net leased SNF located in Pennsylvania for $9,100, excluding closing costs; we recognized a gain on sale of $4,061 from this sale. In July 2016, we sold four MOBs (four buildings) located in Oklahoma for $20,150, excluding closing costs. In September 2016, we and Five Star sold a former SNF located in Wisconsin that we leased to Five Star for $248, excluding closing costs; as a result of this sale, Five Star's annual rent payable to us decreased by $25 in accordance with the terms of the applicable lease. In December 2016, we sold one MOB located in Pennsylvania for $2,800, excluding closing costs. In December 2016, we sold a formerly managed memory care building located in Florida for $2,100, excluding closing costs.
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
We classify all properties as held for sale in our consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the Codification. As of December 31, 2017, we had four triple net leased senior living communities with 1,295 units classified as held for sale. As of December 31, 2016, we had no properties classified as held for sale. The real estate assets of these senior living communities are included in other assets in our consolidated balance sheets as of December 31, 2017 and 2016, and had a net book value (after impairment) of approximately $53,338 and $55,681, respectively.
The senior living communities classified as held for sale in our consolidated balance sheets as of December 31, 2017 and 2016, did not meet the criteria for discontinued operations and are included in continuing operations. For the year ended December 31, 2015 results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of comprehensive income when the criteria for discontinued operations in the Codification Topic No. 2015-20, Discontinued Operations, are met. One MOB (four buildings) that we sold in 2015 met the criteria for discontinued operations. Summarized income statement information for the one MOB (four buildings) that met the criteria for discontinued operations is included in discontinued operations as follows:

	For the year ended December 31,
	2017	2016	2015
Rental income	$—	$—	$56
Property operating expenses	—	—	(406)
(Loss) income from discontinued operations	$—	$—	$(350)
Investments and Capital Expenditures:
During 2017 and 2016, pursuant to the terms of our existing leases, we invested $51,952 and $30,328, respectively, in revenue producing capital improvements at certain of our triple net leased communities, including $39,800 and $21,438, respectively, at communities leased to Five Star.  As a result of these investments, annualized rental income payable to us increased by approximately $4,870 and $2,393, respectively, pursuant to the terms of the applicable leases, including $3,193 and $1,719, respectively, at communities leased to Five Star.
During 2017, we committed $22,540 for capital expenditures related to 1.3 million square feet of leases executed at our MOBs. During 2016, we committed $12,422 for capital expenditures related to 899,000 square feet of leases executed at our MOBs.
Committed and unspent tenant related obligations based on executed leases as of December 31, 2017 and 2016 were $20,681 and $23,271, respectively.

Note 4. Shareholders’ Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, or the 2012 Plan. As described in Note 7, we granted common share awards to our officers and certain other employees of The RMR Group LLC, or RMR LLC, in 2017, 2016 and 2015. We also granted each of our then Trustees 3,000 common shares with an aggregate value of $319 ($64 per Trustee), 2,500 common shares with an aggregate value of $228 ($46 per Trustee) and 2,500 common shares with an aggregate value of $252 ($50 per Trustee) in 2017, 2016 and 2015, respectively, as part of their annual compensation. In September 2015, we granted 2,500 common shares with a value of $41 to a new Independent Trustee who was elected to our Board of Trustees at that time. The values of the share awards were based upon the closing price of our common shares trading on the New York Stock Exchange or Nasdaq, as applicable, on the dates of grant. The common shares granted to our Trustees vested immediately. The common shares granted to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the dates of grant. We include the value of granted shares in general and administrative expenses in our consolidated statements of comprehensive income ratably over the vesting period. At December 31, 2017, 2,481,686 of our common shares remain available for issuance under the 2012 Plan.

A summary of shares granted, forfeited, vested and unvested under the terms of the 2012 Plan from January 1, 2015 to December 31, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2014	153,478	$23.39
Shares granted in 2015	99,000	$16.30
Shares vested / forfeited in 2015	(93,604)	$16.17
Unvested shares at December 31, 2015	158,874	$19.39
Shares granted in 2016	92,150	$21.18
Shares vested / forfeited in 2016	(97,614)	$21.09
Unvested shares at December 31, 2016	153,410	$19.92
Shares granted in 2017	103,100	$19.99
Shares vested / forfeited in 2017	(108,500)	$20.05
Unvested shares at December 31, 2017	148,010	$19.71
The 148,010 unvested shares as of December 31, 2017 are scheduled to vest as follows: 57,250 in 2018, 44,230 shares in 2019, 30,410 shares in 2020 and 16,120 in 2021. These unvested shares are remeasured at fair value on a recurring basis using quoted market prices of the underlying shares. As of December 31, 2017, the estimated future compensation for the unvested shares was $2,834 based on the closing share price of $19.15 on December 31, 2017. At December 31, 2017, the weighted average period over which the compensation expense will be recorded is approximately 1.7 years. We recorded share based compensation expense of $2,155 in 2017, $2,195 in 2016 and $1,373 in 2015.
During 2017 and 2016, we purchased an aggregate of 17,170 and 19,230, respectively, of our common shares from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 7 for further information regarding these purchases.
In January 2018, we purchased 4,628 of our common shares valued at $19.15 per common shares, the closing price of our common shares on Nasdaq on that day, from a former employee of RMR LLC in satisfaction of the withholding and payment obligations in connection with the vesting of awards of our common shares.
During the year ended December 31, 2015, we issued 81,557 of our common shares to RMR LLC as part of the business management fees payable by us under our business management agreement. See Note 6 for further information regarding this agreement.
Our cash distributions to our common shareholders were $1.56 per share for each of the years ended December 31, 2017, 2016 and 2015. As described in Note 7, on December 31, 2015, we distributed 2,635,379, or 0.0111 of a share for each of our common shares, of RMR Inc. shares of class A common stock we owned to our common shareholders as a special distribution. The distribution of shares of class A common stock of RMR Inc. resulted in a taxable in-kind distribution of $0.1320 for each of our common shares. The characterization of our distributions paid or accrued in 2017, 2016 and 2015 was 88.44%, 58.77% and 51.48% ordinary income, respectively; 0.0%, 40.67% and 47.80% return of capital, respectively; 0.71%, 0.56% and 0.72% qualified dividend, respectively, and 10.85%, 0.0% and 0.0% capital gain, respectively. On January 19, 2018, we declared a quarterly distribution of $0.39 per share, or $92,676, to our common shareholders of record on January 29, 2018, with respect to our operating results for the quarter ended December 31, 2017; we paid this distribution on February 22, 2018, using cash on hand and borrowings under our revolving credit facility.
Note 5. Leases and Management Agreements With Five Star
Our Senior Living Communities Leased by Five Star. We are Five Star’s largest landlord and Five Star is our largest tenant. We leased 185, 185 and 177 senior living communities to Five Star as of December 31, 2017, 2016 and 2015, respectively. We lease senior living communities to Five Star pursuant to the following five leases with Five Star:

•	Lease No. 1, which expires in 2024 and includes 83 independent living communities, assisted living communities and SNFs.

•	Lease No. 2, which expires in 2026 and includes 47 independent living communities, assisted living communities and SNFs.

•	Lease No. 3, which expires in 2028 and includes 17 independent living communities and assisted living communities.

•	Lease No. 4, which expires in 2032 and includes 29 independent living communities, assisted living communities and SNFs.

•	Lease No. 5, which expires in 2028 and includes nine assisted living communities.
Under our leases with Five Star, Five Star pays us annual rent plus percentage rent equal to 4% of the increase in gross revenues at certain of our senior living communities over base year gross revenues as specified in the applicable lease. Five Star’s obligation to pay percentage rent under Lease No. 5 commences in 2018. We determine percentage rent due under these leases annually and recognize it at year end when all contingencies are met. We recognized total rental income from Five Star of $210,539, $203,581 and $196,919 (including percentage rent of $5,533, $5,686 and $5,666) for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, Five Star’s total annual rent payable to us was $206,329, excluding percentage rent. As of December 31, 2017 and 2016, our rents receivable from Five Star were $18,539 and $18,320, respectively, and those amounts are included in due from affiliate in our consolidated balance sheets. Under our leases with Five Star, Five Star has the option to extend the lease term for two consecutive 10 or 15 year terms. We have the right, in connection with a financing or other capital raising transaction, to reassign one or more of the communities covered by Lease No. 3 or Lease No. 5 to another of our long term lease agreements with Five Star.
Our leases with Five Star are “triple net” leases, which generally require Five Star to pay rent and all property operating expenses, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the properties at Five Star’s expense, to remove and dispose of hazardous substances on the properties in compliance with applicable law and to maintain insurance on the properties for Five Star’s and our benefit. In the event of any damage, or immaterial condemnation, of a leased property, Five Star is generally required to rebuild with insurance or condemnation proceeds or, if such proceeds are insufficient, other amounts made available by us, if any, but if other amounts are made available by us, the rent will be increased accordingly.  In the event of any material or total condemnation of a leased property, the lease will terminate with respect to that leased property, in which event we will be entitled to the condemnation proceeds and the rent will be reduced accordingly.  In the event of any material or total destruction of a leased property, Five Star may terminate the lease with respect to that leased property, in which event Five Star will be required to pay us any shortfall in the amount of proceeds we receive from insurance compared to the replacement cost of that leased property and the rent will be reduced accordingly.
Under our leases with Five Star, Five Star may request that we purchase certain improvements to the leased communities in return for rent increases in accordance with a formula specified in the applicable lease; however, we are not obligated to purchase such improvements and Five Star is not obligated to sell them to us. During the years ended December 31, 2017, 2016 and 2015, we purchased $39,800, $21,438 and $21,444, respectively, of such improvements and Five Star’s annual rent payable to us increased by $3,193, $1,719 and $1,734, respectively, in accordance with the terms of the applicable leases.
Five Star is our most significant tenant. The following is a summary of the assets leased and revenues earned from Five Star as a tenant as of and for the years ended December 31, 2017 and 2016 compared to all our other assets and revenues from all sources:

	As of December 31, 2017		As of December 31, 2016
	Carrying Value of Investment (1)	% of Total	Carrying Value of Investment (1)	% of Total
Five Star	$2,330,630	27.5%	$2,290,029	27.8%
All others	6,144,320	72.5%	5,961,935	72.2%
	$8,474,950	100.0%	$8,251,964	100.0%

(1)
Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any. Five Star also manages our managed senior living communities. The carrying value of investment for those communities is included in the "All others" category.

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
	Total Revenues(1)	% of Total	Total Revenues (1)	% of Total
Five Star	$210,539	19.6%	$203,581	19.2%
All others	864,280	80.4%	854,441	80.8%
	$1,074,819	100.0%	$1,058,022	100.0%

(1)	Five Star also manages our managed senior living communities. Our revenues from those communities are included in the “All others” category.
During the quarter ended June 30, 2017, we and Five Star agreed to amend the applicable lease for certain construction, expansion and development projects at two senior living communities we own and lease to Five Star. If and when Five Star requests that we purchase improvements related to these specific projects from them, Five Star’s annual rent payable to us will increase by an amount equal to the interest rate then applicable to our borrowings under our revolving credit facility plus 2% per annum of the amount we purchased. This amount of increased rent will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, Five Star’s annual rent payable to us will be revised to equal the amount otherwise determined pursuant to the capital improvement formula specified in the applicable lease.
See Note 3 for further information on the effects of certain of our property acquisitions and dispositions on our leases with Five Star.
Our Senior Living Communities Managed by Five Star. Five Star managed 70, 68 and 60 senior living communities for our account as of December 31, 2017, 2016 and 2015, respectively. We lease our senior living communities that are managed by Five Star and include assisted living units or SNFs to our TRSs, and Five Star manages these communities pursuant to long term management agreements.
We have pooling agreements with Five Star that combine most of our AL Management Agreements. The pooling agreements combine various calculations of revenues and expenses from the operations of the applicable communities covered by such agreements. Our AL Management Agreements and pooling agreements generally provide that Five Star receives:

•	a management fee equal to either 3% or 5% of the gross revenues realized at the applicable communities,

•	reimbursement for its direct costs and expenses related to such communities,

•
an annual incentive fee equal to either 35% or 20% of the annual net operating income of such communities remaining after we realize an annual minimum return equal to either 8% or 7% of our invested capital, or, in the case of certain of the communities, a specified amount plus 7% of our invested capital since December 31, 2015, and

•	a fee for its management of capital expenditure projects equal to 3% of amounts funded by us
On June 29, 2016, we and Five Star terminated three of our four then existing pooling agreements and entered 10 new pooling agreements that combine various of our AL Management Agreements with Five Star. Under the current pooling agreements for our AL Management Agreements, the calculations of Five Star’s fees and of our annual minimum return related to our AL Management Agreement that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements. However, for certain communities, the current pooling agreements reduced our annual minimum return to 7%, and also, with respect to 10 communities, reset our annual minimum return as of January 1, 2016 to specified amounts. For our AL Management Agreements that became effective from and after May 2015, the current pooling agreements increased the management fee we pay Five Star from 3% to 5% of the gross revenues realized at the applicable community, and changed the annual incentive fee we pay Five Star from 35% to 20% of the annual net operating income of the applicable community remaining after we realize our requisite annual minimum return.
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
Our management agreements with Five Star generally expire between 2030 and 2041, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. These management agreements also generally provide that we, and in some cases Five Star, each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any shareholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.
In December 2016, in connection with our entering into management agreements with Five Star for the five senior living communities located in Georgia with a combined 395 living units, we entered an additional pooling agreement with Five Star on terms substantially consistent with those of the pooling agreements described above.
During the quarter ended June 30, 2017, we and Five Star agreed to amend the applicable management and pooling agreements for a construction, expansion and development project at a senior living community that we own and that is managed by Five Star. Our minimum return on invested capital for this specific project will increase by an amount equal to the interest rate then applicable to our borrowings under our revolving credit facility plus 2% per annum. This amount of increased minimum return will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, the amount of annual minimum return on invested capital will be revised to equal the amount otherwise determined pursuant to the applicable management and pooling agreements. We and Five Star also agreed that the commencement of the measurement period for determining whether the specified annual minimum return under the applicable management and pooling agreements has been achieved will be deferred until 12 months after a certificate of occupancy is issued with respect to the project.
In November 2017, we entered a transaction agreement with Five Star pursuant to which we agreed to acquire six senior living communities from Five Star. Pursuant to this transaction agreement, we also agreed that, as we acquire these communities, (i) we and Five Star would enter into new management agreements for Five Star to manage these senior living communities for us and (ii) the new management agreements would be combined pursuant to two new pooling agreements to be entered between us and Five Star. In December 2017, January 2018 and February 2018, we acquired, and Five Star began managing for our account, two of these senior living communities located in Alabama and Indiana, one of these senior living communities located in Tennessee, and one of these senior living communities located in Arizona, respectively, and in connection with those acquisitions, we entered management agreements with Five Star for each of these senior living communities and two new pooling agreements with Five Star. Pursuant to the terms of the management and pooling agreements for five of these senior living communities, we will pay Five Star a management fee equal to 5% of the gross revenues realized at these communities plus reimbursement for Five Star’s direct costs and expenses related to its operation of these communities, as well as an annual incentive fee equal to 20% of the annual net operating income of such communities remaining after we realize an annual minimum return equal to 7% of our invested capital for these senior living communities. The terms of the management and pooling agreement for one of these senior living communities that is subject to an ongoing construction, expansion and development project are substantially the same as the terms of the management and pooling agreements for the other five senior living communities, except that our annual minimum return on invested capital related to the ongoing construction and development project at this community will be an amount equal to the interest rate then applicable to borrowings under our revolving credit facility plus 2% per annum. This amount of minimum return will apply until the earlier of 12 months after a certificate of occupancy is issued with respect to the project and the third anniversary of our acquisition of this community; thereafter, the amount of annual minimum return on invested capital related to this project will be 7% of our invested capital. Also pursuant to the terms of the management and pooling agreements for these senior living communities, we will pay Five Star a fee for its management of capital expenditure projects at these senior living communities equal to 3% of amounts funded by us. The terms of these management and pooling agreements will expire in 2041 and will be subject to automatic renewals for two 15 year periods thereafter, unless earlier terminated or timely notices of nonrenewal are delivered. The remaining acquisitions under the transaction agreement are subject to conditions, including our assumption of certain applicable mortgage debt and receipt of any applicable regulatory approvals. The conditions to these acquisitions may not be met and some or all of these acquisitions may not be completed, may be delayed or the terms of these acquisitions or the management and pooling agreements for these communities may change.
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
We own a senior living community in New York with 310 living units, a part of which is managed by Five Star pursuant to a long term management agreement with us with respect to the senior living units at this community that are not subject to the requirements of New York healthcare licensing laws. The terms of this management agreement are substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units, and that provide for a management fee payable to Five Star equal to 5% of the gross revenues realized, except there is no incentive fee payable by us to Five Star. This management agreement expires on December 31, 2031.
In order to accommodate certain requirements of New York healthcare licensing laws, one of our TRSs subleases the part of this community that is subject to the requirements of those laws to D&R Yonkers LLC, an entity which is owned by our President and Chief Operating Officer and Five Star’s chief financial officer and treasurer. Five Star manages this part of the community pursuant to a long term management agreement with D&R Yonkers LLC under which Five Star earns a management fee equal to 3% of the gross revenues realized at that part of the community and no incentive fee is payable to Five Star. D&R Yonkers LLC’s management agreement with Five Star expires on August 31, 2022, and is subject to renewal for eight consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered. We have entered an indemnification agreement with the owners of D&R Yonkers LLC, pursuant to which we have agreed to indemnify them for costs, losses and expenses they may sustain by reason of being a member, director or officer of D&R Yonkers LLC or in connection with any costs, losses or expenses under our TRS’s sublease with D&R Yonkers LLC or the management agreement between D&R Yonkers LLC and Five Star. Our transactions and balances with D&R Yonkers LLC are eliminated upon consolidation for accounting purposes and are not separately stated and do not appear in our consolidated financial statements.
We incurred management fees of $14,080, $11,918 and $10,728 for the years ended December 31, 2017, 2016 and 2015, respectively, with respect to the communities Five Star manages for us. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
In addition to management services to us, Five Star also provides certain other services to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for these services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees of $7,525, $7,707 and $7,737 for the years ended December 31, 2017, 2016 and 2015, respectively, with respect to rehabilitation services Five Star provided at senior living communities it manages for us that are payable by us. These amounts are included in property operating expenses in our consolidated statements of comprehensive income.
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
Management Agreements with RMR LLC. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:

•	Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:

◦
the sum of (a) 0.5% of the daily weighted average of the aggregate book value of our real estate assets owned by us or our subsidiaries as of October 12, 1999, or the Transferred Assets, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

◦
the sum of (a) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

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

•	Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:

•	An amount, subject to a cap, based on the value of our outstanding common shares, equal to 12% of the product of:

◦
our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period (or, for purposes of calculating any incentive fee for 2015, our equity market capitalization on December 31, 2013), and

◦
the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL U.S. REIT Healthcare Index, or the benchmark return per share, for the relevant measurement period.

For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (1) the closing price of our common shares on the Nasdaq on the last trading day of the year immediately before the first year of the measurement period from (2) the average closing price of our common shares on the 10 consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.

◦
The calculation of the incentive management fee (including the determinations of our equity market capitalization and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued during the measurement period.

◦	No incentive management fee is payable by us unless our total return per share during the measurement period is positive.

◦	The measurement periods are three year periods ending with the year for which the incentive management fee is being calculated.

◦
If our total return per share exceeds 12% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the SNL U.S. REIT Healthcare Index for such measurement period and 12% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the SNL U.S. REIT Healthcare Index by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the SNL U.S. REIT Healthcare Index.

◦
The incentive management fee is subject to a cap. The cap is equal to the value of the number of our common shares which would, after issuance, represent 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.

◦
Incentive management fees we paid to RMR LLC for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5% of construction costs.

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $38,638, $36,763 and $34,949 for the years ended December 31, 2017, 2016 and 2015, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods. The net business management fees we recognized for the years ended December 31, 2017, 2016 and 2015 reflect a reduction of $2,974, $2,974, and $1,743 respectively, for the amortization of the liability we recorded in connection with, our investment in RMR Inc., as further described in Note 7.
In accordance with the then applicable terms of our business management agreement, we issued 68,983 of our common shares to RMR LLC for the period from January 1, 2015 to May 31, 2015 as payment for a part of the base management fee we recognized for the applicable period. Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.
Pursuant to our business management agreement, in January 2018, we paid RMR LLC an incentive management fee of $55,740 for the year ended December 31, 2017. No incentive management fee was payable to RMR LLC under our business management agreement for the years ended December 31, 2016 or 2015. In calculating the incentive management fee payable by us, our total shareholder return per share was adjusted in accordance with the business management agreement to reflect aggregate increases in the number of our common shares outstanding as a result of certain share issuances and repurchases by us of common shares in 2017, 2016 and 2015, respectively.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $10,919, $10,585 and $10,342 for the years ended December 31, 2017, 2016 and 2015, respectively. The net property management and construction supervision fees we recognized for the years ended December 31, 2017, 2016 and 2015 reflect a reduction of $798, $798 and $402, respectively, for the amortization of the liability we recorded in connection with our investment in RMR Inc., as further described in Note 7.
These amounts are included in property operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $9,993, $9,061 and $7,021 for property management related expenses for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in property operating expenses in our consolidated statements of comprehensive income for these periods. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $275, $235 and $256 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods.
Term. Our management agreements with RMR LLC have terms that end on December 31, 2037, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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
Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.
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
Investment Opportunities. Under our business management agreement with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.
Note 7. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. RMR LLC is a subsidiary of RMR Inc. Our Managing Trustee, Adam Portnoy, as the current sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and as the current sole trustee of ABP Trust beneficially owns all the class A membership units of RMR LLC not owned by RMR Inc. Adam Portnoy is a managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC. Barry Portnoy was our other Managing Trustee and a director and an officer of RMR Inc. and an officer of RMR LLC until his death on February 25, 2018. Each of our executive officers is also an officer of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as a managing director or managing trustee of almost all of the public companies to which RMR LLC or its subsidiaries provide management services. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Five Star. Five Star was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2001. We are currently one of Five Star’s largest stockholders, owning, as of December 31, 2017, 4,235,000 Five Star common shares, or 8.4% of Five Star’s outstanding common shares. Five Star is our largest tenant and the manager of our managed senior living communities.
RMR LLC provides management services to both us and Five Star. RMR Inc., the managing member of RMR LLC, is controlled by our Managing Trustee, Adam Portnoy, as the current sole trustee of ABP Trust. As of December 31, 2017, Adam Portnoy and Barry Portnoy, our then Managing Trustees, beneficially owned an aggregate of 18,382,121 Five Star common shares, or 36.4% of Five Star’s outstanding common shares. Barry Portnoy also served as a managing director of Five Star until his death on February 25, 2018. Five Star’s president and chief executive officer, chief financial officer and treasurer and senior vice president and general counsel are officers of RMR LLC and Five Star’s chief financial officer and treasurer was formerly our Chief Financial Officer and Treasurer from 2007 through 2015.
In order to effect our distribution of Five Star common shares to our shareholders in 2001 and to govern our relations with Five Star thereafter, Five Star entered agreements with us and others, including RMR LLC. Since then, we have entered various leases, management agreements and other agreements with Five Star that include provisions that confirm and modify these undertakings. Among other things, these agreements provide that:

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

•
we have the right to terminate our leases and management agreements with Five Star upon the acquisition by a person or group of more than 9.8% of Five Star’s voting stock or other change in control events, as defined therein affecting Five Star, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to Five Star’s board of directors of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of Five Star’s directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual; and

•
so long as Five Star is our tenant or manager or has a business management agreement with RMR LLC, Five Star will not acquire or finance any real estate of a type then owned or financed by us or any other company managed by RMR LLC without first giving us or such company managed by RMR LLC, as applicable, the opportunity to acquire or finance that real estate.

Our Senior Living Communities Leased or Managed by Five Star. As of December 31, 2017, 2016 and 2015, we leased 185, 185 and 177 senior living communities to Five Star, respectively, pursuant to five leases, and Five Star managed 70, 68 and 60 senior living communities for our account, respectively.
See Notes 3 and 5 for further information regarding our relationship, agreements and transactions with Five Star.
Tender Offer for Five Star Shares. On October 2, 2016, in connection with the proposed acquisition of up to 18,000,000 Five Star common shares by ABP Acquisition LLC, an entity indirectly beneficially owned by our then Managing Trustees, Adam Portnoy and Barry Portnoy, we entered a consent agreement with Adam Portnoy, Barry Portnoy, ABP Trust and ABP Acquisition LLC, or together, the ABP Parties, which was approved by our Board of Trustees (with Adam Portnoy and Barry Portnoy abstaining), pursuant to which we: (1) consented to the Five Star board of directors’ grant of exceptions to the ownership restrictions set forth in Five Star’s charter that allowed the ABP Parties and certain related persons to acquire and own, in aggregate, up to 38% of the issued and outstanding Five Star common shares and (2) waived any default or event of default under any lease, management or other agreement between or among us and Five Star, or any of its or our subsidiaries, arising or resulting from the grant of such exceptions or the acquisition by the ABP Parties, in aggregate, of up to 18,000,000 Five Star common shares. On November 10, 2016, ABP Acquisition LLC completed the acquisition of 17,999,999 Five Star common shares at a purchase price of $3.00 per share pursuant to a tender offer.
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
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $331, $242 and $204 for the years ended December 31, 2017, 2016 and 2015, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. We have historically granted share awards to certain RMR LLC employees under our equity compensation plans. During the years ended December 31, 2017, 2016 and 2015, we granted annual share awards of 88,100, 79,650 and 84,000 of our common shares, respectively, to our officers and to other employees of RMR LLC, valued at $1,743, $1,724 and $1,321, respectively, based upon the closing price of our common shares on the applicable stock exchange on which our common shares were listed on the dates of grant. One fifth of these awards vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These awards to RMR LLC employees are in addition to the share awards granted to Adam Portnoy and Barry Portnoy, as our then Managing Trustees, and the fees we paid to RMR LLC. During these periods we purchased some of our common shares from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 4 for further information regarding these purchases.
Acquisition of Interest in RMR LLC. On June 5, 2015, we and three other REITs to which RMR LLC provides management services - Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT and SIR, or collectively, the Other REITs - participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired shares of class A common stock of RMR Inc. The Up-C Transaction was completed pursuant to a transaction agreement among us, RMR LLC, ABP Trust (RMR LLC’s then sole member), and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, ABP Trust and RMR Inc. As part of the Up-C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015, among other things:

•	We contributed 2,345,000 of our common shares and $13,967 in cash to RMR Inc. and RMR Inc. issued 5,272,787 shares of its class A common stock to us.

•	We agreed to distribute approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction to our shareholders as a special distribution.

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
Pursuant to the transaction agreements for the Up-C Transaction, on December 14, 2015, we distributed 2,635,379 shares of class A common stock of RMR Inc. to our shareholders as a special distribution, which represented approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction; each Other REIT also distributed approximately half of the shares of class A common stock of RMR Inc. issued to it in the Up-C Transaction to its respective shareholders. RMR Inc. facilitated these distributions by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. being distributed and by listing those shares on the Nasdaq. In connection with this distribution, we recognized a non cash loss of $38,437 in the fourth quarter of 2015 as a result of the closing price of the class A common stock of RMR Inc. being lower than our carrying amount per share on the distribution date. See Notes 2 and 9 for information regarding the fair value of our investment in RMR Inc. as of December 31, 2017.
Through their ownership of class A common stock of RMR Inc., class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC, as of December 31, 2017, our then Managing Trustees, Adam Portnoy and Barry Portnoy in aggregate held, directly and indirectly (including as trustee of ABP Trust), a 51.9% economic interest in RMR LLC and control 91.4% of the voting power of outstanding capital stock of RMR Inc. We currently hold 2,637,408 shares of class A common stock of RMR Inc.
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
Our Managing Trustee, Adam Portnoy, is also the managing trustee of SIR. One of our Independent Trustees also serves as an independent trustee of SIR. RMR LLC provides management services to us and SIR.

AIC. We, ABP Trust, Five Star, and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts and are parties to a shareholders agreement regarding AIC. All of our Trustees and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3.0% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.
We and the other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC; we also have a one year standalone insurance policy that provides coverage for our MOB (two buildings) located in Boston, Massachusetts that is owned in our joint venture arrangement, which we obtained as a part of this insurance program. We (including our consolidated joint venture) paid aggregate annual premiums, including taxes and fees, of $2,433, $3,607 and $2,785 in connection with this insurance program for the policy years ending June 30, 2018, 2017 and 2016, respectively, which amount for the current policy year ending June 30, 2018, and in the prior policy years were, adjusted from time to time as we acquire or dispose of properties that are included in this insurance program.
As of December 31, 2017 and 2016, our investment in AIC had a carrying value of $8,185 and $7,116, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of, $608, $137, and $(20) related to our investment in AIC for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC of $462, $152 and $20 related to our investment in AIC for the years ended December 31, 2017, 2016 and 2015, respectively.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services, including Five Star, participate in a combined directors’ and officers’ liability insurance policy. This combined policy expires in September 2019. We paid aggregate premiums of $255, $142 and $472 in 2017, 2016 and 2015, respectively, for these policies.
Note 8. Indebtedness
Our principal debt obligations at December 31, 2017 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (f) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount unsecured term loan due 2020; (4) our $200,000 principal amount unsecured term loan due 2022; and (5) $796,616 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 23 of our properties (24 buildings) with maturity dates between 2018 and 2043. The 23 mortgaged properties (24 buildings) had a carrying value (before accumulated depreciation) of $1,219,441 at December 31, 2017. We also had two properties subject to capital leases with lease obligations totaling $10,694 at December 31, 2017; these two properties had a carrying value (before accumulated depreciation) of $36,238 at December 31, 2017, and the capital leases expire in 2026.
We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. In August 2017, we amended the agreement governing our revolving credit facility. As a result of the amendment, the interest rate payable on borrowings under the facility was reduced from LIBOR plus a premium of 130 basis points per annum to LIBOR plus a premium of 120 basis points per annum, and the facility fee was reduced from 30 basis points per annum to 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of the facility was extended from January 15, 2018 to January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2,000,000. In connection with this amendment, in August 2017 we recorded a loss on early extinguishment of debt of $149 to write off unamortized debt issuance costs.
As of December 31, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.7%. The weighted average annual interest rates for borrowings under our revolving credit facility were 2.4%, 1.8% and 1.5% for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had $596,000 outstanding and

$404,000 available for borrowing, and as of February 26, 2018, we had $294,000 outstanding and $706,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $14,346, $13,100 and $10,836 for the years ended December 31, 2017, 2016 and 2015, respectively.
We have a $200,000 term loan, which we borrowed in 2015. This term loan matures in September 2022 and is prepayable without penalty. In August 2017, we amended the agreement governing this term loan. As a result of the amendment, the interest rate payable was reduced from the rate of LIBOR plus a premium of 180 basis points per annum to the rate of LIBOR plus a premium of 135 basis points per annum, subject to adjustment based upon changes to our credit ratings. In connection with this amendment, in August 2017 we recorded loss on early extinguishment of debt of $125 to write off unamortized debt issuance costs. At December 31, 2017, the annual interest rate payable for amounts outstanding under this term loan was 2.9%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.7%, 2.3% and 2.0% and for the years ended December 31, 2017, 2016 and 2015, respectively. We incurred interest expense and other associated costs related to this term loan of $5,482, $4,645 and $1,061 for the years ended December 31, 2017, 2016 and 2015, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.
We also have a $350,000 term loan, which we borrowed in 2014. This term loan matures in January 2020 and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. At December 31, 2017, the annual interest rate payable on amounts outstanding under this term loan was 2.8%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.5%, 1.9% and 1.6% for the years ended December 31, 2017, 2016 and 2015, respectively. We incurred interest expense and other associated costs related to this term loan of $8,828, $6,721 and $5,686 for the years ended December 31, 2017, 2016 and 2015, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.
Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at December 31, 2017.
In February 2018, we issued $500,000 of 4.75% senior unsecured notes due 2028. We used the net proceeds of this offering to reduce amounts outstanding under our revolving credit facility.
In February 2016, we issued $250,000 of 6.25% senior unsecured notes due 2046. We used the net proceeds of this offering to repay amounts outstanding under our revolving credit facility and for general business purposes.
In July 2016, we entered loan agreements and obtained an aggregate $620,000 secured debt financing that matures in August 2026. These loans are secured by one MOB (two buildings) located in Massachusetts and require interest to be paid at a weighted average fixed annual interest rate of 3.53%. We used the net proceeds from these loans to repay, in part, the then outstanding amount under our revolving credit facility and for general business purposes. The loan agreements contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. The property encumbered by these mortgages is owned by a joint venture in which we own a 55% equity interest.
In April 2017, we prepaid a mortgage note secured by 17 of our properties with an outstanding principal balance of approximately $277,837 plus an aggregate premium of $5,449 plus accrued interest, a maturity date in September 2019 and an annual interest rate of 6.71%. In May 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $10,579, a maturity date in August 2017 and an annual interest rate of 6.15%. In June 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $8,807, a maturity date in August 2037 and an annual interest rate of 5.95%. In December 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $8,403, a maturity date in April 2018 and an annual interest rate of 6.73%. As a result of these prepayments, we recorded a loss on early extinguishment of debt of $7,353 for the year ended December 31, 2017. In January 2018, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $4,338, a maturity date in September 2043 and annual interest rate of 4.38%. We prepaid these mortgages using cash on hand and borrowings under our revolving credit facility.

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
At December 31, 2017 and 2016, our outstanding senior unsecured notes and secured debt consisted of the following:

			December 31, 2017		December 31, 2016
Senior Unsecured Notes	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior unsecured notes	3.250%	2019	$400,000	$78	$400,000	$138
Senior unsecured notes	6.750%	2020	200,000	488	200,000	703
Senior unsecured notes	6.750%	2021	300,000	2,093	300,000	2,627
Senior unsecured notes	4.750%	2024	250,000	500	250,000	579
Senior unsecured notes	5.625%	2042	350,000	—	350,000	—
Senior unsecured notes	6.250%	2046	250,000	—	250,000	—
Total senior unsecured notes			$1,750,000	$3,159	$1,750,000	$4,047

	Principal Balance as of				Number of Properties as Collateral	Net Book Value of Collateral as of
	December 31,					December 31,
Secured and Other Debt	2017(1)	2016(1)	Interest Rate	Maturity	At December 31, 2017	2017	2016
Mortgage(2)	$—	$10,653	6.15%	Aug 17	—	$—	$14,162
Mortgage(2)	—	8,686	6.73%	Apr 18	—	—	10,656
Mortgage notes	12,552	12,772	6.31%	Oct 18	1	16,470	16,827
Mortgage notes	11,858	12,061	6.24%	Oct 18	1	15,025	15,453
Mortgage note	67,749	69,953	4.47%	Oct 18	10	175,975	180,933
Mortgage note	6,430	6,565	4.69%	Jan 19	1	9,477	9,687
Mortgage note	43,558	44,462	3.79%	Jul 19	4	62,596	64,154
Mortgage note(2)	—	279,505	6.71%	Sep 19	—	—	235,068
Mortgage note	2,603	3,128	7.49%	Jan 22	1	15,099	15,360
Mortgage note	13,741	14,300	6.28%	Jul 22	1	24,414	24,834
Mortgage note	11,392	11,594	4.85%	Oct 22	1	21,065	21,529
Mortgage notes(3)	620,000	620,000	3.53%	Aug 26	1	764,622	785,805
Mortgage note	2,395	2,819	6.25%	Feb 33	1	4,473	4,267
Mortgage note(2)	—	8,882	5.95%	Aug 37	—	—	8,656
Mortgage note(4)	4,338	4,427	4.38%	Sep 43	1	7,290	7,202
Capital Leases	10,694	11,466	7.70%	Apr 26	2	18,525	18,968
Total secured	$807,310	$1,121,273			25	$1,135,031	$1,433,561

(1)
The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts. As of December 31, 2017 and 2016, the unamortized net premiums and debt issuance costs on certain of these mortgages were $1,906 and $3,624, respectively.

(2)	In 2017, we prepaid these debts.

(3)
In July 2016, we entered loan agreements and obtained an aggregate $620,000 secured debt financing that matures in August 2026. These loans are secured by one MOB (two buildings). The property encumbered by these mortgages is owned by a joint venture in which we own a 55% equity interest.

(4)	In January 2018, we prepaid this debt.
Interest on our senior unsecured notes are payable either semi-annually or quarterly in arrears; however, no principal repayments are due until maturity. Required monthly payments on our mortgages include principal and interest. Payments under our capital leases are due monthly. We include amortization of capital lease assets in depreciation and amortization expense.
Required principal payments on our outstanding debt as of December 31, 2017, are as follows:

2018	$95,811
2019	$451,592
2020	$552,869
2021	$303,102
2022	$819,227
Thereafter	$1,480,709

Note 9. Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value on a recurring basis at December 31, 2017 categorized by the level of inputs used in the valuation of each asset or liability.

				Significant
	Total as of	Quoted Prices in Active	Significant Other	Unobservable
	December 31,	Markets for Identical	Observable Inputs	Inputs
Description	2017	Assets (Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investments in available for sale securities (1)	$162,751	$162,751	$—	$—

(1)
Our investments in available for sale securities include our 2,637,408 shares of RMR Inc. class A common stock and our 4,235,000 Five Star common shares. The fair values of these shares are based upon quoted prices at December 31, 2017 in active markets (Level 1 inputs). In performing our periodic evaluation of other than temporary impairment of our investment in Five Star for the second quarter of 2017, we determined, based on the length of time and the extent to which the market value of our Five Star investment was below our carrying value, that the decline in fair value was other than temporary at June 30, 2017. Accordingly, we recorded a $5,082 loss on impairment to reduce the carrying value of our Five Star investment to its estimated fair value during the second quarter of 2017. Our adjusted cost basis for our Five Star shares is $6,353 as of December 31, 2017. The cost basis for our RMR Inc. shares is $69,826 as of December 31, 2017. The unrealized gain of $86,572 for our RMR Inc. shares as of December 31, 2017 is included in cumulative other comprehensive income (loss) in our consolidated balance sheets.

In addition to the assets described in the table above, our financial instruments at December 31, 2017 and December 31, 2016 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our consolidated financial statements as of such dates, except as follows:

	As of December 31, 2017		As of December 31, 2016
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$1,725,662	$1,810,882	$1,722,758	$1,755,715
Secured debt (2)	794,710	783,353	1,106,183	1,090,515
	$2,520,372	$2,594,235	$2,828,941	$2,846,230

(1)	Includes unamortized debt issuance costs, premiums and discounts.

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

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on the Nasdaq (a Level 1 input) as of December 31, 2017. We estimated the fair values of our four issuances of senior unsecured notes due 2019, 2020, 2021 and 2024 using an average of the bid and ask price on or about December 31, 2017 (Level 2 inputs as defined in the fair value hierarchy under GAAP).  We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
Note 10. Noncontrolling Interest
In March 2017, we entered a joint venture with a sovereign investor for one of our MOBs (two buildings) located in Boston, Massachusetts. The investor contributed approximately $261,009 for a 45% equity interest in the joint venture, and we retained the remaining 55% equity interest in the joint venture. Net proceeds from this transaction were approximately $255,931, after transaction costs. We determined that this entity is a VIE and that we control the activities that most significantly impact the economic performance of this entity; we therefore continue to consolidate this property in our financial statements.
This transaction was considered a partial sale of real estate that did not result in profit recognition under the full accrual method due to our continuing involvement in the entity. We recognized a noncontrolling interest in our consolidated balance sheets of approximately $181,859 as of completion of the transaction, which was equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was approximately $74,072, has been reflected as an increase in additional paid in capital in our consolidated balance sheets. The portion of the joint venture's net income and comprehensive income not attributable to us, or $4,193 for the year ended December 31, 2017, is reported as noncontrolling interest in our consolidated statements of comprehensive income. We made aggregate cash distributions to our joint venture partner of $13,814 for the year ended December 31, 2017, which are reflected as a decrease in total equity attributable to noncontrolling interest in our consolidated balance sheets. As of December 31, 2017, this joint venture held real estate assets with an aggregate net book value of $764,622, subject to mortgage debts of $620,000.
Note 11. Segment Reporting
As of December 31, 2017, we have four operating segments, of which three are separate reporting segments. We aggregate our triple net leased senior living communities, our managed senior living communities and our MOBs into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and with respect to which we receive rents from the operators. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. The third reporting segment includes MOBs where the tenants pay us rent. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.

	For the Year Ended December 31, 2017
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$280,641	$—	$382,127	$18,254	$681,022
Residents fees and services	—	393,797	—	—	393,797
Total revenues	280,641	393,797	382,127	18,254	1,074,819

Expenses:
Property operating expenses	—	300,500	112,930	—	413,430
Depreciation and amortization	81,976	62,266	128,827	3,792	276,861
General and administrative	—	—	—	103,702	103,702
Acquisition and certain other transaction related costs	—	—	—	547	547
Impairment of assets	—	—	—	5,082	5,082
Total expenses	81,976	362,766	241,757	113,123	799,622

Operating income (loss)	198,665	31,031	140,370	(94,869)	275,197

Dividend income	—	—	—	2,637	2,637
Interest and other income	—	—	—	406	406
Interest expense	(8,855)	(4,685)	(24,919)	(126,560)	(165,019)
Loss on early extinguishment of debt	(7,294)	—	(59)	(274)	(7,627)
Income (loss) before income tax expense and equity in earnings of an investee	182,516	26,346	115,392	(218,660)	105,594
Income tax expense	—	—	—	(454)	(454)
Equity in earnings of an investee	—	—	—	608	608
Income (loss) before gain on sale of properties	182,516	26,346	115,392	(218,506)	105,748
Gain on sale of properties	45,901	—	—	154	46,055
Net income (loss)	228,417	26,346	115,392	(218,352)	151,803
Net income attributable to noncontrolling interest	—	—	(4,193)	—	(4,193)
Net income (loss) attributable to common shareholders	$228,417	$26,346	$111,199	$(218,352)	$147,610

	As of December 31, 2017
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,251,756	$1,273,757	$3,367,485	$401,021	$7,294,019

	For the Year Ended December 31, 2016
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$275,697	$—	$372,233	$18,270	$666,200
Residents fees and services	—	391,822	—	—	391,822
Total revenues	275,697	391,822	372,233	18,270	1,058,022

Expenses:
Property operating expenses	833	293,195	105,762	—	399,790
Depreciation	78,361	81,482	124,196	3,792	287,831
General and administrative	—	—	—	46,559	46,559
Acquisition related costs	—	—	—	2,085	2,085
Impairment of assets	6,583	2,174	7,122	2,795	18,674
Total expenses	85,777	376,851	237,080	55,231	754,939

Operating income (loss)	189,920	14,971	135,153	(36,961)	303,083

Dividend income	—	—	—	2,108	2,108
Interest and other income	—	—	—	430	430
Interest expense	(24,795)	(8,540)	(13,852)	(120,387)	(167,574)
Loss on early extinguishment of debt	(467)	(59)	—	—	(526)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	164,658	6,372	121,301	(154,810)	137,521
Income tax expense	—	—	—	(424)	(424)
Equity in earnings of an investee	—	—	—	137	137
Income (loss) from before gain on sale of properties	164,658	6,372	121,301	(155,097)	137,234
Gain on sale of properties	4,061	—	—	—	4,061
Net income (loss)	$168,719	$6,372	$121,301	$(155,097)	$141,295

	As of December 31, 2016
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,289,045	$1,260,032	$3,333,141	$345,536	$7,227,754

	For the Year Ended December 31, 2015
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$256,035	$—	$356,586	$18,278	$630,899
Residents fees and services	—	367,874	—	—	367,874
Total revenues	256,035	367,874	356,586	18,278	998,773

Expenses:
Property operating expenses	—	278,242	99,337	—	377,579
Depreciation	70,417	60,600	122,974	3,792	257,783
General and administrative	—	—	—	42,830	42,830
Acquisition related costs	—	—	—	6,853	6,853
Impairment of assets	194	—	—	—	194
Total expenses	70,611	338,842	222,311	53,475	685,239

Operating income (loss)	185,424	29,032	134,275	(35,197)	313,534

Dividend income	—	—	—	2,773	2,773
Interest and other income	—	—	—	379	379
Interest expense	(25,015)	(9,973)	(6,214)	(109,679)	(150,881)
Loss on distribution to common shareholders of RMR common stock	—	—	—	(38,437)	(38,437)
Gain (loss) on early extinguishment of debt	(6)	(34)	(250)	(1,604)	(1,894)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	160,403	19,025	127,811	(181,765)	125,474
Income tax expense	—	—	—	(574)	(574)
Equity in earnings of an investee	—	—	—	20	20
Income (loss) from continuing operations	160,403	19,025	127,811	(182,319)	124,920
Discontinued Operations:
Loss from discontinued operations	—	—	(350)	—	(350)
Loss on impairment of assets from discontinued operations	—	—	(602)	—	(602)
Net income (loss)	$160,403	$19,025	$126,859	$(182,319)	$123,968

	As of December 31, 2015
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,251,212	$1,260,425	$3,362,214	$286,239	$7,160,090

Note 12. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revised the U.S. corporate income tax system, by among other things, lowering the corporate income tax rate. The federal income tax rate for tax years ending after December 31, 2017 is reduced from a maximum rate of 35% to 21%. The reduction in the corporate income tax rate caused us to adjust our deferred tax assets and liabilities, including the corresponding valuation allowance, to reflect the lower federal rate. We will monitor future interpretations of the Tax Act as they develop, and accordingly our estimates may change.
Our provision for income taxes consists of the following:

	For the year ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	454	424	574
	454	424	574
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax provision	$454	$424	$574
A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the year ended December 31,
	2017	2016	2015
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of SNH	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	0.3%	0.3%	0.4%
Tax Act Adjustment	9.0%	—%	—%
Change in valuation allowance	(6.5)%	3.6%	8.8%
Other differences, net	(2.5)%	(3.6)%	(8.8)%
Effective tax rate	0.3%	0.3%	0.4%
Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities in our consolidated balance sheets and the amounts used for income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the year ended December 31,
	2017	2016
Deferred tax assets:
Deferred income	$1,576	$2,512

Other	172	222
Tax loss carryforwards	24,925	33,626
	26,673	36,360
Valuation allowance	(26,673)	(36,360)
	—	—
Net deferred income taxes	$—	$—

Because of our TRSs’ history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2017 and 2016.

If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income. As of December 31, 2017, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $96,717, which, if unused, begin to expire in 2031. In the normal course of business, income tax authorities in various income tax jurisdictions conduct routine audits of our income tax returns filed in prior years. Income tax years subsequent to 2012 may be open to examination in some of the income tax jurisdictions in which we operate.
Note 13. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares for basic earnings per share	237,420	237,345	232,931
Effect of dilutive securities: restricted share awards	32	37	32
Weighted average common shares for diluted earnings per share	237,452	237,382	232,963

Note 14. Selected Quarterly Financial Data (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2017 and 2016:

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$264,561	$265,013	$266,679	$278,566
Net income attributable to common shareholders	$32,155	$16,042	$34,414	$65,000
Per share data (basic and diluted):
Net income attributable to common shareholders	$0.14	$0.07	$0.14	$0.27
Common distributions declared(1)	$0.39	$0.39	$0.39	$0.39

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$258,375	$261,367	$263,983	$274,296
Net income	$31,272	$39,233	$27,903	$42,885
Per share data (basic and diluted):
Net income	$0.13	$0.17	$0.12	$0.18
Common distributions declared (1)	$0.39	$0.39	$0.39	$0.39

(1)	Amounts represent distributions declared with respect to the periods shown. Distributions are generally paid in the quarterly period following the quarterly period to which they relate.

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
2184 Parkway Lake Drive	Birmingham	AL	$—	$580	$5,980	$2,042	$—	$580	$8,022	$8,602	$1,671	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	—	600	7,574	934	—	578	8,530	9,108	1,998	8/1/2008	2000
2021 Dahlke Drive NE	Cullman	AL	—	287	3,415	307	—	287	3,722	4,009	1,407	11/19/2004	1998
101 Tulip Lane	Dothan	AL	—	3,543	14,619	—	—	3,543	14,619	18,162	18	12/27/2017	2000
49 Hughes Road	Madison	AL	—	334	3,981	714	—	334	4,695	5,029	1,619	11/19/2004	1998
200 Terrace Lane	Priceville	AL	—	1,300	9,447	271	—	1,300	9,718	11,018	1,642	2/1/2012	2006
413 Cox Boulevard	Sheffield	AL	—	394	4,684	469	—	394	5,153	5,547	1,852	11/19/2004	1998
2435 Columbiana Road	Vestavia Hills	AL	—	843	23,472	977	—	843	24,449	25,292	1,900	7/12/2016	1991
4461 N Crossover Road (5)	Fayetteville	AR	7,908	733	10,432	67	—	733	10,499	11,232	804	5/1/2015	2011
4210 S Caraway Road (5)	Jonesboro	AR	4,064	653	9,515	46	—	653	9,561	10,214	730	5/1/2015	2008
672 Jones Road (5)	Springdale	AR	4,106	572	9,364	87	—	572	9,451	10,023	719	5/1/2015	2007
13840 North Desert Harbor Drive	Peoria	AZ	—	2,687	15,843	3,801	—	2,687	19,644	22,331	8,820	1/11/2002	1990
9045 W. Athens Street	Peoria	AZ	—	1,405	9,115	80	—	1,405	9,195	10,600	731	5/1/2015	1997
11209 N. Tatum Boulevard	Phoenix	AZ	—	1,380	6,349	2,088	—	1,484	8,333	9,817	1,448	9/30/2011	1987
2444 West Las Palmaritas Drive	Phoenix	AZ	—	3,820	6,669	288	—	3,820	6,957	10,777	1,182	12/22/2010	1982
4121 East Cotton Center	Phoenix	AZ	—	5,166	12,724	12	—	5,166	12,736	17,902	928	1/29/2015	2000
6001 East Thomas Road	Scottsdale	AZ	—	941	8,807	3,774	—	946	12,576	13,522	5,780	9/1/2012	1990
7090 East Mescal Street	Scottsdale	AZ	—	2,315	13,650	6,564	—	2,318	20,211	22,529	7,904	1/11/2002	1984
17225 North Boswell Boulevard	Sun City	AZ	—	1,189	10,569	1,442	—	1,189	12,011	13,200	6,661	9/1/2012	1990
14001 W. Meeker Boulevard	Sun City West	AZ	—	395	3,307	1	—	395	3,308	3,703	1,351	2/28/2003	1998
1415 West 3rd Street	Tempe	AZ	—	2,186	13,446	170	—	2,186	13,616	15,802	988	1/29/2015	1981
2500 North Rosemont Boulevard	Tucson	AZ	—	4,429	26,119	5,124	—	4,576	31,096	35,672	13,520	1/11/2002	1989
710 North Euclid	Anaheim	CA	—	2,850	6,964	822	—	2,893	7,743	10,636	1,924	7/9/2008	1992
3209 Brookside Drive (5)	Bakersfield	CA	12,553	4,166	13,233	77	—	4,166	13,310	17,476	1,006	5/1/2015	2004
5000 Marina Boulevard	Brisbane	CA	—	7,957	13,430	—	—	7,957	13,430	21,387	6	11/14/2017	2000
5770 Armada Drive (5)	Carlsbad	CA	11,392	3,875	18,543	(1)	—	3,875	18,542	22,417	1,352	1/29/2015	1997

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
1350 South El Camino Real	Encinitas	CA	—	1,510	18,042	443	—	1,517	18,478	19,995	4,543	3/31/2008	1999
47201 Lakeview Boulevard	Fremont	CA	—	3,200	10,177	36	—	3,200	10,213	13,413	1,594	9/30/2011	1990
47211/47215 Lakeview Boulevard	Fremont	CA	—	3,750	12,656	216	—	3,750	12,872	16,622	1,994	9/30/2011	1985
47900 Bayside Parkway	Fremont	CA	—	4,580	10,370	1,001	—	4,580	11,371	15,951	1,737	9/30/2011	1991
577 South Peach Street	Fresno	CA	—	738	2,577	4,175	—	738	6,752	7,490	1,932	12/28/1990	1963
6075 North Marks Avenue	Fresno	CA	—	880	12,751	342	—	883	13,090	13,973	3,188	3/31/2008	1996
24552 Paseo de Valencia	Laguna Hills	CA	—	3,172	28,184	16,427	—	3,810	43,973	47,783	17,862	11/1/2012	1975
8631 West 3rd Street	Los Angeles	CA	—	24,640	88,277	10,047	—	24,640	98,324	122,964	16,726	11/22/2010	1979
8635 West 3rd Street	Los Angeles	CA	—	24,640	90,352	9,738	—	24,640	100,090	124,730	16,947	11/22/2010	1979
2325 St. Pauls Way (5)	Modesto	CA	6,430	1,104	9,009	59	—	1,106	9,066	10,172	694	5/1/2015	1998
8700 Lindley Avenue	Northridge	CA	—	2,068	13,520	82	—	2,079	13,591	15,670	1,029	5/1/2015	2000
1319 Brookside Avenue	Redlands	CA	—	1,770	9,982	517	—	1,770	10,499	12,269	2,509	3/31/2008	1999
110 Sterling Court	Roseville	CA	—	1,620	10,262	463	—	1,620	10,725	12,345	2,591	3/31/2008	1998
1371 Parkside Drive	San Bernardino	CA	—	1,250	9,069	686	—	1,250	9,755	11,005	3,138	8/31/2006	1988
16925 & 16916 Hierba Drive	San Diego	CA	—	9,142	53,904	13,096	—	9,148	66,994	76,142	28,596	1/11/2002	1987
3030 Science Park	San Diego	CA	—	2,466	46,473	19	—	2,466	46,492	48,958	9,779	8/6/2009	1986
3040 Science Park	San Diego	CA	—	1,225	23,077	20	—	1,225	23,097	24,322	4,856	8/6/2009	1986
3050 Science Park	San Diego	CA	—	1,508	28,753	19	—	1,508	28,772	30,280	6,050	8/6/2009	1986
24305 West Lyons Avenue	Santa Clarita	CA	—	763	15,538	104	—	763	15,642	16,405	1,184	5/1/2015	1988
3530 Deer Park Drive	Stockton	CA	—	670	14,419	484	—	670	14,903	15,573	3,615	3/31/2008	1999
537 East Fulton Street	Stockton	CA	—	382	2,750	953	—	382	3,703	4,085	2,345	6/30/1992	1968
877 East March Lane	Stockton	CA	—	1,176	11,171	5,895	—	1,380	16,862	18,242	6,467	9/30/2003	1988
93 West Avenida de Los Arboles	Thousand Oaks	CA	—	622	2,522	2,522	—	622	5,044	5,666	3,031	12/28/1990	1965
28515 Westinghouse Place	Valencia	CA	—	4,669	41,440	—	—	4,669	41,440	46,109	3,022	1/29/2015	2008
6835 Hazeltine Avenue	Van Nuys	CA	—	718	378	935	—	725	1,306	2,031	766	12/28/1990	1969
1866 San Miguel Drive	Walnut Creek	CA	—	2,010	9,290	3,504	—	3,417	11,387	14,804	1,894	12/1/2011	1996

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
1950 South Dayton Street	Aurora	CO	—	3,062	46,195	1,092	—	3,111	47,238	50,349	3,570	5/1/2015	1987
515 Fairview Avenue	Canon City	CO	—	292	6,228	1,239	(3,512)	299	3,948	4,247	1,905	9/26/1997	1970
110 West Van Buren Street	Colorado Springs	CO	—	245	5,236	1,727	(3,031)	245	3,932	4,177	1,907	9/26/1997	1972
3920 East San Miguel Street	Colorado Springs	CO	—	1,380	8,894	3,322	—	1,597	11,999	13,596	1,615	7/31/2012	1977
2050 South Main Street	Delta	CO	—	167	3,570	826	—	167	4,396	4,563	2,334	9/26/1997	1963
2501 Little Bookcliff Drive	Grand Junction	CO	—	204	3,875	1,529	—	204	5,404	5,608	3,272	12/30/1993	1968
2825 Patterson Road	Grand Junction	CO	—	173	2,583	2,260	—	173	4,843	5,016	2,941	12/30/1993	1978
1599 Ingalls Street	Lakewood	CO	—	232	3,766	3,170	—	232	6,936	7,168	4,250	12/28/1990	1972
5555 South Elati Street	Littleton	CO	—	185	5,043	2,508	—	191	7,545	7,736	4,802	12/28/1990	1965
8271 South Continental Divide Road	Littleton	CO	—	400	3,507	—	—	400	3,507	3,907	1,431	2/28/2003	1998
9005 Grant Street	Thornton	CO	—	961	10,867	55	—	993	10,890	11,883	1,367	12/28/2012	2001
9025 Grant Street	Thornton	CO	—	475	909	457	—	483	1,358	1,841	181	12/28/2012	1987
7809 W. 38th Avenue	Wheat Ridge	CO	—	470	3,373	—	—	470	3,373	3,843	654	4/1/2010	2004
40 Sebethe Drive	Cromwell	CT	—	570	5,304	1,066	—	570	6,370	6,940	1,323	12/22/2010	1998
866 North Main Street Extension	Wallingford	CT	—	430	3,136	583	—	430	3,719	4,149	875	12/22/2010	1984
1145 19th Street NW	Washington	DC	—	13,600	24,880	7,893	—	13,600	32,773	46,373	6,417	5/20/2009	1976
2141 K Street, NW	Washington	DC	—	13,700	8,400	3,765	—	13,700	12,165	25,865	2,562	12/22/2008	1966
255 Possum Park Road	Newark	DE	—	2,010	11,852	4,938	—	2,760	16,040	18,800	6,542	1/11/2002	1982
4175 Ogletown Stanton Rd	Newark	DE	—	1,500	19,447	1,042	—	1,513	20,476	21,989	4,975	3/31/2008	1998
1212 Foulk Road	Wilmington	DE	—	1,179	6,950	1,592	—	1,200	8,521	9,721	3,954	1/11/2002	1974
1912 Marsh Road	Wilmington	DE	—	4,365	25,739	3,570	—	4,426	29,248	33,674	12,398	1/11/2002	1988
2723 Shipley Road	Wilmington	DE	—	869	5,126	4,156	—	903	9,248	10,151	4,066	1/11/2002	1989
407 Foulk Road	Wilmington	DE	—	38	227	2,105	—	78	2,292	2,370	673	1/11/2002	1965
13200 Nano Court	Alachua	FL	—	2,792	42,440	13	—	2,792	42,453	45,245	1,769	5/4/2016	2016
13545 Progress Boulevard	Alachua	FL	—	512	4,935	173	—	512	5,108	5,620	895	6/6/2011	2009
13631 Progress Boulevard	Alachua	FL	—	512	4,941	106	—	512	5,047	5,559	837	6/6/2011	2009

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
13709 Progress Boulevard	Alachua	FL	—	1,080	1,675	350	—	1,080	2,025	3,105	336	6/6/2011	1985
13859 Progress Boulevard (5)	Alachua	FL	2,395	570	4,276	343	—	570	4,619	5,189	716	7/26/2011	2007
Progress Center - Lot 1 Property	Alachua	FL	—	165	—	—	—	165	—	165	—	6/6/2011	N/A
Progress Center - Lot 4 Property	Alachua	FL	—	331	—	—	—	331	—	331	—	6/6/2011	N/A
Progress Corporate Park Land	Alachua	FL	—	4,000	—	—	—	4,000	—	4,000	—	8/30/2011	N/A
22601 Camino Del Mar	Boca Raton	FL	—	3,200	46,800	3,014	—	3,200	49,814	53,014	9,218	12/15/2011	1990
1325 S Congress Avenue	Boynton Beach	FL	—	1,620	5,341	874	—	1,620	6,215	7,835	823	7/27/2012	1985
1425 Congress Avenue	Boynton Beach	FL	—	2,390	14,768	1,827	—	2,390	16,595	18,985	3,173	8/9/2011	1994
1416 Country Club Blvd.	Cape Coral	FL	—	400	2,907	—	—	400	2,907	3,307	1,189	2/28/2003	1998
8500 Royal Palm Boulevard	Coral Springs	FL	—	3,410	20,104	24,640	—	3,413	44,741	48,154	14,991	1/11/2002	1984
1208 South Military Trail	Deerfield Beach	FL	—	1,690	14,972	21,467	—	1,738	36,391	38,129	13,418	10/1/2012	1986
3001 DC Country Club Boulevard	Deerfield Beach	FL	—	3,196	18,848	15,703	—	3,200	34,547	37,747	12,805	1/11/2002	1990
12780 Kenwood Lane	Fort Myers	FL	—	369	2,174	2,897	—	859	4,581	5,440	1,741	1/11/2002	1990
2525 First Street	Fort Myers	FL	—	2,385	21,137	17,617	—	2,525	38,614	41,139	14,498	10/1/2012	1984
1825 Ridgewood Avenue	Holly Hill	FL	—	900	21,202	(2,735)	—	700	18,667	19,367	3,501	7/22/2011	1926
2480 North Park Road	Hollywood	FL	—	4,500	40,500	12,580	—	4,527	53,053	57,580	9,410	12/15/2011	1986
8901 Tamiami Trail East	Naples	FL	—	3,200	2,898	13,166	—	3,200	16,064	19,264	4,351	8/31/2006	1984
12780 Waterford Lakes Parkway	Orlando	FL	—	977	3,946	—	—	977	3,946	4,923	401	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	—	488	2,621	85	—	488	2,706	3,194	290	12/18/2013	2003
1825 N. Mills Avenue	Orlando	FL	—	519	1,799	354	—	519	2,153	2,672	502	12/22/2008	1997
1911 N. Mills Avenue	Orlando	FL	—	1,946	7,197	677	—	1,946	7,874	9,820	1,891	12/22/2008	1997
1925 N. Mills Avenue	Orlando	FL	—	135	532	155	—	135	687	822	166	12/22/2008	1997
250 N. Alafaya Trail	Orlando	FL	—	967	4,362	14	—	967	4,376	5,343	438	12/18/2013	1999
45 Katherine Boulevard	Palm Harbor	FL	—	3,379	29,945	4,618	—	3,392	34,550	37,942	19,276	10/1/2012	1992
900 West Lake Road	Palm Harbor	FL	—	3,449	20,336	7,722	—	3,452	28,055	31,507	11,552	1/11/2002	1989
8500 West Sunrise Boulevard	Plantation	FL	—	4,700	24,300	4,683	—	4,710	28,973	33,683	6,673	12/15/2011	1989

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
1371 South Ocean Boulevard	Pompano Beach	FL	—	2,500	15,500	11,845	—	2,500	27,345	29,845	4,815	12/15/2011	1991
2701 North Course Drive	Pompano Beach	FL	—	7,700	2,127	34,889	—	7,700	37,016	44,716	10,812	8/31/2006	1985
20480 Veterans Boulevard	Port Charlotte	FL	—	400	11,934	1,355	—	404	13,285	13,689	2,684	7/22/2011	1996
1699 S.E. Lyngate Drive	Port St. Lucie	FL	—	1,242	11,009	1,497	—	1,242	12,506	13,748	7,102	10/1/2012	1993
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	—	890	9,345	905	—	891	10,249	11,140	1,848	7/22/2011	2007
3855 Upper Creek Drive	Sun City Center	FL	—	1,676	15,788	134	—	1,676	15,922	17,598	1,231	5/1/2015	1989
900 South Harbour Island Blvd.	Tampa	FL	—	4,850	6,349	7	—	4,850	6,356	11,206	1,622	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	—	2,061	12,153	10,083	—	2,061	22,236	24,297	8,917	1/11/2002	1988
2351 Cedarcrest Road	Acworth	GA	—	2,000	6,674	120	—	2,000	6,794	8,794	388	5/1/2016	2014
1200 Bluegrass Lakes Parkway	Alpharetta	GA	—	1,689	15,936	—	—	1,689	15,936	17,625	1,162	1/29/2015	2001
855 North Point Pkwy	Alpharetta	GA	—	5,390	26,712	—	—	5,390	26,712	32,102	6,261	8/21/2008	2006
253 N. Main Street (5)	Alpharetta	GA	9,754	1,325	12,377	150	—	1,325	12,527	13,852	963	5/1/2015	1997
1291 Cedar Shoals Drive	Athens	GA	—	337	4,006	825	—	368	4,800	5,168	1,618	11/19/2004	1998
1515 Sheridan Road	Atlanta	GA	—	5,800	9,305	3	—	5,800	9,308	15,108	2,356	11/30/2007	1978
59 Executive Park South	Atlanta	GA	—	4,980	11,266	586	—	4,980	11,852	16,832	2,253	1/26/2011	1966
240 Marietta Highway	Canton	GA	—	806	8,555	1,007	—	806	9,562	10,368	1,255	10/1/2013	1997
4500 South Stadium Drive	Columbus	GA	—	294	3,505	323	—	294	3,828	4,122	1,343	11/19/2004	1999
1352 Wellbrook Circle	Conyers	GA	—	342	4,068	984	—	342	5,052	5,394	1,708	11/19/2004	1997
1501 Milstead Road	Conyers	GA	—	750	7,796	273	—	750	8,069	8,819	1,477	9/30/2010	2008
3875 Post Road	Cumming	GA	—	954	12,796	109	—	958	12,901	13,859	1,015	5/1/2015	2007
4960 Jot Em Down Road	Cumming	GA	—	1,548	18,666	12,105	—	3,407	28,912	32,319	3,300	8/1/2013	2011
5610 Hampton Park Drive	Cumming	GA	—	3,479	14,771	189	—	3,481	14,958	18,439	1,105	9/3/2015	2014
7955 Majors Road	Cumming	GA	—	1,325	7,770	105	—	1,325	7,875	9,200	603	5/1/2015	2009
2470 Dug Gap Road	Dalton	GA	—	262	3,119	501	—	262	3,620	3,882	1,235	11/19/2004	1997
101 West Ponce De Leon Avenue	Decatur	GA	—	3,500	13,179	11	—	3,500	13,190	16,690	1,841	5/30/2012	1992
2801 North Decatur Road	Decatur	GA	—	3,100	4,436	758	—	3,100	5,194	8,294	1,185	7/9/2008	1986

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
114 Penland Street	Ellijay	GA	—	496	7,107	387	—	496	7,494	7,990	911	10/1/2013	2008
353 North Belair Road	Evans	GA	—	230	2,663	574	—	230	3,237	3,467	1,171	11/19/2004	1998
1294 Highway 54 West (5)	Fayetteville	GA	8,214	853	9,903	269	—	943	10,082	11,025	779	5/1/2015	1999
2435 Limestone Parkway	Gainesville	GA	—	268	3,186	995	—	268	4,181	4,449	1,280	11/19/2004	1998
3315 Thompson Bridge Road (5)	Gainesville	GA	17,443	934	30,962	392	—	956	31,332	32,288	2,316	5/1/2015	1999
5373 Thompson Mill Road	Hoschton	GA	—	944	12,171	52	—	944	12,223	13,167	934	5/1/2015	2011
8080 Summit Business Parkway	Jonesboro	GA	—	1,800	20,664	2,227	—	1,800	22,891	24,691	4,208	6/20/2011	2007
6191 Peake Road	Macon	GA	—	183	2,179	736	—	183	2,915	3,098	935	11/19/2004	1998
1360 Upper Hembree Road	Roswell	GA	—	1,080	6,138	42	—	1,080	6,180	7,260	872	5/7/2012	2007
1 Savannah Square Drive	Savannah	GA	—	1,200	19,090	4,755	—	1,390	23,655	25,045	6,937	10/1/2006	1987
5200 Habersham Street	Savannah	GA	—	800	7,800	726	—	803	8,523	9,326	1,690	6/23/2011	2005
7410 Skidaway Road	Savannah	GA	—	400	5,670	1,036	—	400	6,706	7,106	2,168	11/1/2006	1989
2078 Scenic Highway	Snellville	GA	—	870	4,030	335	—	870	4,365	5,235	971	12/10/2009	1997
475 Country Club Drive (5)	Stockbridge	GA	8,147	512	9,560	244	—	512	9,804	10,316	759	5/1/2015	1998
1300 Montreal Road	Tucker	GA	—	690	6,210	842	—	690	7,052	7,742	2,446	6/3/2005	1997
1100 Ward Avenue	Honolulu	HI	—	11,200	55,618	3,149	—	11,200	58,767	69,967	7,996	6/18/2012	1961
600 Manor Drive	Clarinda	IA	—	77	1,453	982	—	77	2,435	2,512	1,556	12/30/1993	1968
2401 East 8th Street	Des Moines	IA	—	123	627	1,323	—	123	1,950	2,073	891	7/1/2000	1965
608 Prairie Street	Mediapolis	IA	—	94	1,776	717	—	94	2,493	2,587	1,658	12/30/1993	1973
1015 West Summit Street	Winterset	IA	—	111	2,099	1,337	(314)	111	3,122	3,233	2,044	12/30/1993	1973
2340 West Seltice Way	Coeur d'Alene	ID	—	910	7,170	2,733	—	1,018	9,795	10,813	1,272	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	—	510	6,640	1,789	—	726	8,213	8,939	1,208	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	—	3,665	32,587	7,530	—	3,669	40,113	43,782	20,325	11/1/2012	1986
1450 Busch Parkway	Buffalo Grove	IL	—	3,800	11,456	458	—	3,815	11,899	15,714	2,180	9/16/2010	2009
2601 Patriot Boulevard	Glenview	IL	—	2,285	9,593	—	—	2,285	9,593	11,878	700	1/29/2015	2005
1373 D'Adrian Professional Park	Godfrey	IL	—	281	15,088	276	—	281	15,364	15,645	1,169	5/1/2015	2010

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
900 43rd Avenue	Moline	IL	—	482	7,651	151	—	482	7,802	8,284	579	5/1/2015	2003
221 11th Avenue	Moline	IL	—	161	7,244	1,277	—	161	8,521	8,682	562	5/1/2015	2008
2700 14th Street (5)	Pekin	IL	4,840	171	11,475	161	—	171	11,636	11,807	884	5/1/2015	2009
7130 Crimson Ridge Drive	Rockford	IL	—	200	7,300	28	—	200	7,328	7,528	1,361	5/1/2011	1999
1220 Lakeview Drive	Romeoville	IL	—	1,120	19,582	(61)	—	1,058	19,583	20,641	4,590	8/21/2008	2005
1201 Hartman Lane	Shiloh	IL	—	743	7,232	327	—	1,233	7,069	8,302	255	12/8/2016	2003
900 Southwind Road	Springfield	IL	—	300	6,744	1,040	—	300	7,784	8,084	2,402	8/31/2006	1990
2705 Avenue E (5)	Sterling	IL	4,679	341	14,331	103	—	341	14,434	14,775	1,107	5/1/2015	2008
39 Dorothy Drive	Troy	IL	—	1,070	7,231	(235)	—	1,002	7,064	8,066	255	12/8/2016	2003
100 Grand Victorian Place (5)	Washington	IL	5,450	241	12,046	122	—	241	12,168	12,409	916	5/1/2015	2009
1615 Lakeside Drive	Waukegan	IL	—	2,700	9,590	1,448	—	2,720	11,018	13,738	1,529	9/30/2011	1990
1675 Lakeside Drive	Waukegan	IL	—	2,420	9,382	1,177	—	2,436	10,543	12,979	1,486	9/30/2011	1998
406 Smith Drive	Auburn	IN	—	380	8,246	183	—	380	8,429	8,809	2,064	9/1/2008	1999
6990 East County Road 100 North	Avon	IN	—	850	11,888	228	—	850	12,116	12,966	3,024	9/1/2008	1999
2455 Tamarack Trail	Bloomington	IN	—	5,400	25,129	10,107	—	5,438	35,198	40,636	6,687	11/1/2008	1983
2460 Glebe Street	Carmel	IN	—	2,108	57,741	340	—	2,120	58,069	60,189	4,222	5/1/2015	2008
701 East County Line Road	Greenwood	IN	—	1,830	14,303	500	—	1,830	14,803	16,633	2,239	12/1/2011	2007
8505 Woodfield Crossing Boulevard	Indianapolis	IN	—	2,785	16,396	5,874	—	2,785	22,270	25,055	9,207	1/11/2002	1986
2501 Friendship Boulevard	Kokomo	IN	—	512	13,009	—	—	512	13,009	13,521	22	12/27/2017	1997
603 Saint Joseph Drive	Kokomo	IN	—	220	5,899	661	—	220	6,560	6,780	1,552	9/1/2008	1998
1211 Longwood Drive	La Porte	IN	—	770	5,550	447	—	770	5,997	6,767	1,458	9/1/2008	1998
1590 West Timberview Drive	Marion	IN	—	410	5,409	220	—	410	5,629	6,039	1,447	9/1/2008	2000
1473 East McKay Road	Shelbyville	IN	—	190	5,328	123	—	190	5,451	5,641	1,384	9/1/2008	1999
17441 State Road 23	South Bend	IN	—	400	3,107	—	—	400	3,107	3,507	1,270	2/28/2003	1998
222 South 25th Street	Terra Haute	IN	—	300	13,115	493	—	300	13,608	13,908	3,373	9/1/2008	2005
150 Fox Ridge Drive	Vincennes	IN	—	110	3,603	1,144	—	110	4,747	4,857	1,179	9/1/2008	1985

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
510 West 7th Street	Ellinwood	KS	—	130	1,137	497	—	130	1,634	1,764	986	4/1/1995	1972
1501 Inverness Drive	Lawrence	KS	—	1,600	18,565	532	—	1,747	18,950	20,697	4,505	10/1/2009	1988
5799 Broadmoor Street	Mission	KS	—	1,522	7,246	364	—	1,522	7,610	9,132	198	1/17/2017	1986
3501 West 95th Street	Overland Park	KS	—	2,568	15,140	4,203	—	2,568	19,343	21,911	8,280	1/11/2002	1989
6555 West 75th Street	Overland Park	KS	—	1,274	1,126	13,366	—	1,357	14,409	15,766	5,698	10/25/2002	1985
981 Campbell Lane	Bowling Green	KY	—	365	4,345	487	—	365	4,832	5,197	1,722	11/19/2004	1999
102 Leonardwood Drive	Frankfort	KY	—	560	8,282	1,238	—	560	9,520	10,080	2,941	8/31/2006	1989
4190 Lafayette Road	Hopkinsville	KY	—	316	3,761	218	—	316	3,979	4,295	1,443	11/19/2004	1999
690 Mason Headley Road (6)	Lexington	KY	8,689	—	10,848	11,621	—	—	22,469	22,469	11,440	1/11/2002	1985
700 Mason Headley Road (6)	Lexington	KY	2,005	—	6,394	7,376	—	—	13,770	13,770	6,274	1/11/2002	1980
200 Brookside Drive	Louisville	KY	—	3,524	20,779	6,137	—	3,544	26,896	30,440	11,913	1/11/2002	1984
1517 West Broadway	Mayfield	KY	—	268	2,730	743	—	268	3,473	3,741	1,277	11/19/2004	1999
1700 Elmdale Road	Paducah	KY	—	450	5,358	837	—	450	6,195	6,645	2,161	11/19/2004	2000
100 Neighborly Way	Somerset	KY	—	200	4,919	265	—	200	5,184	5,384	1,451	11/6/2006	2000
2661 North Boulevard	Baton Rouge	LA	—	199	1,067	—	—	199	1,067	1,266	78	1/29/2015	2000
7656 Realtors Avenue	Baton Rouge	LA	—	99	907	—	—	99	907	1,006	66	1/29/2015	2005
137 Veterans Boulevard	Denham Springs	LA	—	228	1,536	(1)	—	228	1,535	1,763	112	1/29/2015	2007
2995 Race Street	Jackson	LA	—	30	845	—	—	30	845	875	62	1/29/2015	2002
24660 Plaza Drive	Plaquemine	LA	—	99	1,043	1	—	99	1,044	1,143	76	1/29/2015	2000
17392 Vallee Court	Prairieville	LA	—	99	837	35	—	99	872	971	63	1/29/2015	2001
35 Millbury Street	Auburn	MA	—	1,510	7,000	463	—	1,510	7,463	8,973	1,852	8/8/2008	1977
1295 Boylston Street	Boston	MA	—	7,600	18,140	1,548	—	7,625	19,663	27,288	3,374	1/26/2011	1930
11 Fan Pier Boulevard / 50 Northern Avenue (5)	Boston	MA	620,000	52,643	784,954	(723)	—	52,643	784,231	836,874	72,252	5/7/2014	2013
549 Albany Street	Boston	MA	—	4,576	45,029	—	—	4,569	45,036	49,605	4,879	8/22/2013	1895

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
330 Baker Avenue	Concord	MA	—	3,775	19,906	—	—	3,775	19,906	23,681	1,451	1/29/2015	2013
370 Lunenburg Street	Fitchburg	MA	—	330	3,361	32	—	330	3,393	3,723	796	8/8/2008	1994
165 Mill Street	Leominster	MA	—	1,520	8,703	750	—	1,520	9,453	10,973	2,380	8/8/2008	1966
4 Maguire Road	Lexington	MA	—	3,600	15,555	1,554	(7,255)	3,674	9,780	13,454	2,441	12/22/2008	1994
100 Hampshire Street	Mansfield	MA	—	2,090	8,215	698	—	2,486	8,517	11,003	1,508	12/22/2010	1975
15 Hampshire Street	Mansfield	MA	—	1,360	7,326	486	—	1,720	7,452	9,172	1,301	12/22/2010	1988
5 Hampshire Street	Mansfield	MA	—	1,190	5,737	—	—	1,190	5,737	6,927	1,004	12/22/2010	1988
176 West Street	Milford	MA	—	510	3,039	607	—	510	3,646	4,156	1,197	8/8/2008	1989
108 Elm Street	Millbury	MA	—	160	767	—	—	160	767	927	181	8/8/2008	1950
30 New Crossing Road	Reading	MA	—	1,443	14,153	92	—	1,443	14,245	15,688	1,880	9/27/2012	1986
407 Main Street	Spencer	MA	—	270	2,607	476	—	270	3,083	3,353	983	8/8/2008	1992
106 East Main Street	Westborough	MA	—	920	6,956	269	—	920	7,225	8,145	1,732	8/8/2008	1986
112 East Main Street	Westborough	MA	—	230	135	—	—	230	135	365	33	8/8/2008	1900
299 Cambridge Street	Winchester	MA	—	3,218	18,988	10,672	—	3,218	29,660	32,878	11,160	1/11/2002	1991
135 Gold Star Boulevard	Worcester	MA	—	865	10,912	1,212	—	865	12,124	12,989	2,806	8/8/2008	1989
191 May Street	Worcester	MA	—	730	3,634	118	—	730	3,752	4,482	891	8/8/2008	1986
277 Mountain Street East	Worcester	MA	—	191	2,133	113	(889)	191	1,357	1,548	341	8/8/2008	1992
425 North Lake Avenue	Worcester	MA	—	1,200	6,176	119	—	1,200	6,295	7,495	1,488	8/8/2008	1985
630 Plantation Street	Worcester	MA	—	770	10,408	571	—	770	10,979	11,749	2,759	8/8/2008	1990
2717 Riva Road	Annapolis	MD	—	1,290	12,373	548	—	1,290	12,921	14,211	3,178	3/31/2008	2001
658 Boulton Street	Bel Air	MD	—	4,750	16,504	2	—	4,750	16,506	21,256	4,178	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	—	408	3,421	614	—	408	4,035	4,443	1,713	10/25/2002	2000
8100 Connecticut Avenue	Chevy Chase	MD	—	15,170	92,830	4,895	—	15,170	97,725	112,895	16,340	12/15/2011	1990
8220 Snowden River Parkway	Columbia	MD	—	1,390	10,303	791	—	1,390	11,094	12,484	2,608	3/31/2008	2001
700 Port Street	Easton	MD	—	383	4,555	2,994	—	394	7,538	7,932	2,691	10/25/2002	2000
3004 North Ridge Road	Ellicott City	MD	—	1,409	22,691	7,467	—	1,443	30,124	31,567	11,130	3/1/2004	1997

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
1820 Latham Drive	Frederick	MD	—	385	3,444	672	—	385	4,116	4,501	1,724	10/25/2002	1998
2100 Whittier Drive	Frederick	MD	—	1,260	9,464	933	—	1,260	10,397	11,657	2,535	3/31/2008	1999
10116 Sharpsburg Pike	Hagerstown	MD	—	1,040	7,471	4,257	—	1,040	11,728	12,768	2,344	3/31/2008	1999
4000 Old Court Road	Pikesville	MD	—	2,000	4,974	408	—	2,000	5,382	7,382	1,269	12/22/2008	1987
12725 Twinbrook Parkway	Rockville	MD	—	6,138	6,526	51	—	6,138	6,577	12,715	109	7/12/2017	1968
715 Benfield Road	Severna Park	MD	—	229	9,798	1,656	—	242	11,441	11,683	4,818	10/25/2002	1998
14400 Homecrest Road	Silver Spring	MD	—	1,200	9,288	6,512	—	1,207	15,793	17,000	6,200	10/25/2002	1996
801 Roeder Road	Silver Spring	MD	—	1,900	12,858	1,319	—	1,900	14,177	16,077	2,087	6/27/2012	1976
720 & 734 N. Pine Road	Hampton	MI	—	300	2,406	—	—	300	2,406	2,706	984	2/28/2003	1998
4004 & 4012 Waldo Road	Midland	MI	—	400	2,606	—	—	400	2,606	3,006	1,071	2/28/2003	1998
1605 & 1615 Fredericks Drive	Monroe	MI	—	300	2,506	—	—	300	2,506	2,806	1,028	2/28/2003	1998
3150 & 3100 Old Centre Road	Portage	MI	—	300	2,206	—	—	300	2,206	2,506	903	2/28/2003	1998
2445 & 2485 Mc Carty Road	Saginaw	MI	—	600	5,212	—	—	600	5,212	5,812	2,130	2/28/2003	1998
11855 Ulysses Street NE	Blaine	MN	—	2,249	9,276	174	—	2,249	9,450	11,699	1,190	12/21/2012	2007
Vacant Land - 11855 Ulysses Street NE	Blaine	MN	—	525	—	—	—	525	—	525	—	12/21/2012	N/A
1305 Corporate Center Drive	Eagan	MN	—	2,300	13,105	3,143	—	2,675	15,873	18,548	3,251	12/22/2010	1986
8301 Golden Valley Road	Golden Valley	MN	—	1,256	4,680	171	—	1,256	4,851	6,107	231	2/10/2016	1998
8401 Golden Valley Road	Golden Valley	MN	—	1,510	5,742	495	—	1,510	6,237	7,747	306	2/10/2016	1998
8501 Golden Valley Road	Golden Valley	MN	—	1,263	4,288	298	—	1,263	4,586	5,849	218	2/10/2016	1998
1201 Northland Drive	Mendota Heights	MN	—	1,220	10,208	1,157	—	1,368	11,217	12,585	1,950	1/25/2011	1989
12700 Whitewater Drive	Minnetonka	MN	—	5,453	8,108	—	—	5,453	8,108	13,561	51	10/2/2017	1998
20600 South Diamond Lake Road	Rogers	MN	—	2,760	45,789	1,308	—	2,837	47,020	49,857	12,028	3/1/2008	1999
2200 County Road C West	Roseville	MN	—	590	702	467	—	737	1,022	1,759	168	9/30/2011	1991
4166 Lexington Avenue N	Shoreview	MN	—	1,300	4,547	267	—	1,398	4,716	6,114	794	5/20/2011	1988
1365 Crestridge Lane	West St. Paul	MN	—	400	2,506	—	—	400	2,506	2,906	1,116	2/28/2003	1998
305 & 315 Thompson Avenue	West St. Paul	MN	—	400	3,608	100	—	400	3,708	4,108	1,631	2/28/2003	1998

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
5351 Gretna Road (5)	Branson	MO	4,360	743	10,973	158	—	753	11,121	11,874	870	5/1/2015	2002
3828 College View Drive	Joplin	MO	—	260	11,382	215	—	260	11,597	11,857	1,813	8/31/2012	2003
14100 Magellan Plaza	Maryland Heights	MO	—	3,719	37,304	4,333	—	3,179	42,177	45,356	3,289	1/29/2015	2003
640 E Highland Avenue	Nevada	MO	—	311	5,703	97	—	311	5,800	6,111	441	5/1/2015	1997
2410 W Chesterfield Blvd (5)	Springfield	MO	6,180	924	12,772	70	—	924	12,842	13,766	948	5/1/2015	1999
3540 East Cherokee Street (5)	Springfield	MO	3,556	1,084	11,339	191	—	1,129	11,485	12,614	869	5/1/2015	1996
4700 North Hanley Road	St. Louis	MO	—	5,166	41,587	36	—	5,166	41,623	46,789	3,037	1/29/2015	2014
1 Lincoln Road	Hattiesburg	MS	—	1,269	11,691	100	—	1,277	11,783	13,060	1,400	3/22/2013	2005
1488 Belk Boulevard	Oxford	MS	—	450	5,791	764	—	388	6,617	7,005	1,834	10/1/2006	2000
108 Clarington Drive	Southaven	MS	—	450	5,795	944	—	450	6,739	7,189	1,863	10/1/2006	2000
1547 North Hunters Way	Bozeman	MT	—	1,616	27,750	93	—	1,624	27,835	29,459	2,045	5/1/2015	2008
118 Alamance Road	Burlington	NC	—	575	9,697	877	—	575	10,574	11,149	1,900	6/20/2011	1998
1050 Crescent Green Drive	Cary	NC	—	713	4,628	2,125	—	713	6,753	7,466	3,000	10/25/2002	1999
2220 & 2230 Farmington Drive	Chapel Hill	NC	—	800	6,414	—	—	800	6,414	7,214	2,620	2/28/2003	1996
2101 Runnymede Lane	Charlotte	NC	—	2,475	11,451	782	—	2,458	12,250	14,708	2,422	6/20/2011	1999
5920 McChesney Drive	Charlotte	NC	—	820	7,790	838	—	820	8,628	9,448	1,896	11/17/2009	2001
6101 Clarke Creek Parkway	Charlotte	NC	—	500	13,960	36	—	500	13,996	14,496	3,201	11/17/2009	1999
500 Penny Lane NE	Concord	NC	—	1,687	17,603	38	—	1,687	17,641	19,328	860	6/29/2016	1997
1002 Highway 54	Durham	NC	—	595	5,200	166	—	595	5,366	5,961	998	6/20/2011	1988
4505 Emperor Boulevard	Durham	NC	—	1,285	16,932	26	—	1,285	16,958	18,243	106	10/11/2017	2001
5213 South Alston Avenue	Durham	NC	—	1,093	31,377	—	—	1,093	31,377	32,470	2,288	1/29/2015	2010
2755 Union Road	Gastonia	NC	—	1,104	17,834	202	—	1,104	18,036	19,140	1,024	6/29/2016	1998
1001 Phifer Road	Kings Mountain	NC	—	655	8,283	529	—	657	8,810	9,467	1,670	6/23/2011	1998
128 Brawley School Road	Mooresville	NC	—	595	7,305	527	—	595	7,832	8,427	1,443	6/23/2011	1999
1309 , 1321, & 1325 McCarthy Boulevard	New Bern	NC	—	1,245	20,898	387	—	1,245	21,285	22,530	3,722	6/20/2011	2001/2005/2008
13150 Dorman Road	Pineville	NC	—	550	7,570	1,227	—	550	8,797	9,347	1,846	11/17/2009	1998

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
13180 Dorman Road	Pineville	NC	—	630	15,230	7	—	630	15,237	15,867	3,482	11/17/2009	1998
801 Dixie Trail	Raleigh	NC	—	3,233	17,788	18	—	3,236	17,803	21,039	1,064	6/29/2016	1992
2744 South 17th Street (5)	Wilmington	NC	11,858	1,134	14,771	325	—	1,139	15,091	16,230	1,176	4/18/2016	1998
1730 Parkwood Boulevard West	Wilson	NC	—	610	14,787	333	—	610	15,120	15,730	2,709	6/20/2011	2004
1700 Furnace Street	Ashland	NE	—	28	1,823	1,336	—	28	3,159	3,187	1,660	7/1/2000	1965
414 North Wilson Street	Blue Hill	NE	—	56	1,064	832	—	56	1,896	1,952	964	7/1/2000	1967
2720 South 17th Ave	Central City	NE	—	21	919	655	—	21	1,574	1,595	914	7/1/2000	1969
1112 15th Street	Columbus	NE	—	89	561	472	—	88	1,034	1,122	618	7/1/2000	1955
800 Stoeger Drive	Grand Island	NE	—	119	1,446	1,415	—	119	2,861	2,980	1,620	4/1/1995	1963
700 South Highway 6	Gretna	NE	—	237	673	932	—	250	1,592	1,842	847	7/1/2000	1972
1100 West First Street	Milford	NE	—	24	880	858	—	24	1,738	1,762	923	7/1/2000	1967
510 Centennial Circle	North Platte	NE	—	370	8,968	639	—	370	9,607	9,977	2,362	2/17/2008	1988
17007 Elm Plaza	Omaha	NE	—	4,680	22,022	—	—	4,680	22,022	26,702	5,161	8/21/2008	2007
3030 South 80th Street	Omaha	NE	—	650	5,850	1,240	—	650	7,090	7,740	2,254	6/3/2005	1992
333 Maple Street	Sutherland	NE	—	19	1,251	516	—	19	1,767	1,786	885	7/1/2000	1970
1350 Centennial Avenue	Utica	NE	—	21	569	475	—	21	1,044	1,065	542	7/1/2000	1966
11041 North 137th Street	Waverly	NE	—	529	686	617	—	529	1,303	1,832	823	7/1/2000	1989
55 Corporate Drive	Bridgewater	NJ	—	2,782	66,441	—	—	2,782	66,441	69,223	4,845	1/29/2015	1986
490 Cooper Landing Road	Cherry Hill	NJ	—	1,001	8,175	1,892	—	1,001	10,067	11,068	3,404	12/29/2003	1999
1400 Route 70	Lakewood	NJ	—	4,885	28,803	2,667	—	4,905	31,450	36,355	13,794	1/11/2002	1987
2 Hillside Drive	Mt. Arlington	NJ	—	1,375	11,232	810	—	1,393	12,024	13,417	4,469	12/29/2003	2001
655 Pomander Walk	Teaneck	NJ	—	4,950	44,550	2,647	—	4,950	47,197	52,147	8,830	12/15/2011	1989
10500 Academy Road NE	Albuquerque	NM	—	3,828	22,572	5,838	—	3,828	28,410	32,238	11,683	1/11/2002	1986
4100 Prospect Avenue NE	Albuquerque	NM	—	540	10,105	8	—	540	10,113	10,653	2,581	10/30/2007	1977
4300 Landau Street NE	Albuquerque	NM	—	1,060	9,875	8	—	1,060	9,883	10,943	2,522	10/30/2007	1973
4411 The 25 Way	Albuquerque	NM	—	3,480	25,245	3,129	—	3,768	28,086	31,854	4,983	12/22/2010	1970

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
4420 The 25 Way	Albuquerque	NM	—	1,430	2,609	304	—	1,561	2,782	4,343	557	12/22/2010	1970
9190 Coors Boulevard NW	Albuquerque	NM	—	1,660	9,173	8	—	1,660	9,181	10,841	2,343	10/30/2007	1983
2200 East Long Street	Carson City	NV	—	622	17,900	221	—	622	18,121	18,743	1,378	5/1/2015	2009
3201 Plumas Street	Reno	NV	—	2,420	49,580	6,735	—	2,420	56,315	58,735	9,127	12/15/2011	1989
6300 Eighth Avenue	Brooklyn	NY	—	3,870	8,545	6	—	3,870	8,551	12,421	2,004	8/8/2008	1971
5823 Widewaters Parkway	Dewitt	NY	—	600	5,004	994	—	733	5,865	6,598	1,040	9/30/2011	1991
4939 Brittonfield Parkway	East Syracuse	NY	—	720	17,084	1,392	—	901	18,295	19,196	4,179	9/30/2008	2001
5008 Brittonfield Parkway (5)	East Syracuse	NY	2,603	420	18,407	672	—	711	18,788	19,499	4,400	7/9/2008	1999
200 Old County Road	Mineola	NY	—	4,920	24,056	8,193	—	4,920	32,249	37,169	4,862	9/30/2011	1971
15 North Broadway	White Plains	NY	—	4,900	13,594	1,531	—	4,900	15,125	20,025	3,088	1/26/2009	1952
537 Riverdale Avenue	Yonkers	NY	—	8,460	90,561	9,960	—	8,460	100,521	108,981	14,663	8/31/2012	2000
4590 Knightsbridge Boulevard	Columbus	OH	—	3,623	27,778	12,193	—	3,690	39,904	43,594	15,512	1/11/2002	1989
3929 Hoover Road	Grove City	OH	—	332	3,081	791	—	332	3,872	4,204	2,160	6/4/1993	1965
7555 Innovation Way	Mason	OH	—	1,025	12,883	—	—	1,025	12,883	13,908	403	10/6/2016	2015
5260 Naiman Parkway	Solon	OH	—	450	2,305	1,307	—	811	3,251	4,062	509	12/22/2010	1975
5370 Naiman Parkway	Solon	OH	—	550	2,147	874	—	616	2,955	3,571	388	9/30/2011	1975
805 N. 5th Street	Jacksonville	OR	—	3,012	14,777	94	—	3,012	14,871	17,883	1,089	5/1/2015	2006
1808 SE 182nd Avenue	Portland	OR	—	1,295	17,085	110	—	1,307	17,183	18,490	1,310	5/1/2015	1997
8709 S.E. Causey Avenue (5)	Portland	OR	22,605	3,303	77,428	—	—	3,303	77,428	80,731	5,497	5/1/2015	1985
71 Darlington Road	Beaver Falls	PA	—	1,500	13,500	477	—	1,523	13,954	15,477	4,853	10/31/2005	1997
950 Morgan Highway	Clarks Summit	PA	—	1,001	8,233	363	—	1,017	8,580	9,597	3,181	12/29/2003	2001
145 Broadlawn Drive	Elizabeth	PA	—	696	6,304	689	—	696	6,993	7,689	2,503	10/31/2005	1986
600 N. Pottstown Pike	Exton	PA	—	1,001	8,233	1,091	—	1,001	9,324	10,325	3,384	12/29/2003	2000
242 Baltimore Pike	Glen Mills	PA	—	1,001	8,233	492	—	1,001	8,725	9,726	3,313	12/29/2003	2001
20 Capital Drive	Harrisburg	PA	—	397	9,333	—	—	397	9,333	9,730	681	1/29/2015	2013
723 Dresher Road	Horsham	PA	—	1,010	4,456	86	—	1,010	4,542	5,552	788	12/22/2010	1983

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
210 Mall Boulevard	King of Prussia	PA	—	1,540	4,743	2,184	—	1,540	6,927	8,467	1,274	8/8/2008	1970
216 Mall Boulevard	King of Prussia	PA	—	880	2,871	1,093	—	880	3,964	4,844	516	1/26/2011	1970
5300 Old William Penn Highway	Murrysville	PA	—	300	2,506	—	—	300	2,506	2,806	1,103	2/28/2003	1998
800 Manor Drive	New Britain (Chalfont)	PA	—	979	8,052	551	—	981	8,601	9,582	3,274	12/29/2003	1998
7151 Saltsburg Road	Penn Hills	PA	—	200	904	—	—	200	904	1,104	400	2/28/2003	1997
5750 Centre Avenue	Pittsburgh	PA	—	3,000	11,828	1,767	—	3,695	12,900	16,595	3,270	6/11/2008	1991
730 Holiday Drive	Pittsburgh	PA	—	2,480	6,395	3,200	—	2,499	9,576	12,075	1,894	12/22/2010	1985
3043 Walton Road	Plymouth Meeting	PA	—	1,680	9,187	406	—	1,713	9,560	11,273	1,460	9/30/2011	1969
1400 Riggs Road	South Park	PA	—	898	8,102	260	—	898	8,362	9,260	2,946	10/31/2005	1995
700 Northampton Street	Tiffany Court (Kingston)	PA	—	—	5,682	1,461	—	4	7,139	7,143	2,609	12/29/2003	1997
5250 Meadowgreen Drive	Whitehall	PA	—	1,599	14,401	2,056	—	1,599	16,457	18,056	5,500	10/31/2005	1987
55 Oaklawn Avenue	Cranston	RI	—	261	9,757	59	—	261	9,816	10,077	724	5/1/2015	1995
1304 McLees Road	Anderson	SC	—	295	3,509	213	—	295	3,722	4,017	1,363	11/19/2004	1999
109 Old Salem Road	Beaufort	SC	—	188	2,234	746	—	188	2,980	3,168	1,255	11/19/2004	1999
1119 Pick Pocket Plantation Drive	Beaufort	SC	—	1,200	10,810	789	—	1,200	11,599	12,799	2,224	6/20/2011	2005
719 Kershaw Highway	Camden	SC	—	322	3,697	1,090	—	322	4,787	5,109	1,743	11/19/2004	1999
2333 Ashley River Road	Charleston	SC	—	848	14,000	1,785	—	868	15,765	16,633	2,793	6/20/2011	1999
320 Seven Farms Drive (5)	Charleston	SC	4,338	1,092	6,605	981	—	1,092	7,586	8,678	1,165	5/29/2012	1998
201 Executive Center Drive	Columbia	SC	—	390	4,659	1,572	—	390	6,231	6,621	1,020	12/22/2010	1985
251 Springtree Drive	Columbia	SC	—	300	1,905	—	—	300	1,905	2,205	779	2/28/2003	1998
3 Summit Terrace	Columbia	SC	—	610	7,900	751	—	610	8,651	9,261	1,939	11/17/2009	2002
7909 Parklane Road	Columbia	SC	—	1,580	4,520	670	—	1,580	5,190	6,770	950	9/30/2011	1990
355 Berkmans Lane	Greenville	SC	—	700	7,240	640	—	700	7,880	8,580	1,737	11/17/2009	2002
116 Enterprise Court	Greenwood	SC	—	310	2,790	214	—	310	3,004	3,314	1,084	6/3/2005	1999
1901 West Carolina Avenue	Hartsville	SC	—	401	4,775	573	—	401	5,348	5,749	1,939	11/19/2004	1999
218 Old Chapin Road	Lexington	SC	—	363	4,322	562	—	363	4,884	5,247	1,777	11/19/2004	1999

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
491 Highway 17	Little River	SC	—	750	9,018	1,050	—	750	10,068	10,818	1,763	6/23/2011	2000
1010 Anna Knapp Boulevard	Mt. Pleasant	SC	—	1,797	6,132	—	—	1,797	6,132	7,929	376	6/29/2016	1997
601 Mathis Ferry Road	Mt. Pleasant	SC	—	1,687	12,612	7	—	1,687	12,619	14,306	689	6/29/2016	1999
937 Bowman Road	Mt. Pleasant	SC	—	3,898	31,613	5,901	—	3,898	37,514	41,412	5,936	7/1/2012	1983
9547 Highway 17 North	Myrtle Beach	SC	—	543	3,202	7,879	—	556	11,068	11,624	3,392	1/11/2002	1980
2306 Riverbank Drive	Orangeburg	SC	—	303	3,607	709	—	303	4,316	4,619	1,611	11/19/2004	1999
1920 Ebenezer Road	Rock Hill	SC	—	300	1,705	—	—	300	1,705	2,005	736	2/28/2003	1998
15855 Wells Highway	Seneca	SC	—	396	4,714	477	—	396	5,191	5,587	1,897	11/19/2004	2000
One Southern Court	West Columbia	SC	—	520	3,831	594	—	557	4,388	4,945	766	12/22/2010	2000
1251 Arizona Ave S.W.	Huron	SD	—	45	968	1	—	45	969	1,014	636	6/30/1992	1968
1345 Michigan Ave SW	Huron	SD	—	144	3,108	4	—	144	3,112	3,256	2,042	6/30/1992	1968
3600 S. Norton	Sioux Falls	SD	—	253	3,062	4	—	253	3,066	3,319	2,014	6/30/1992	1960
6716 Nolensville Road	Brentwood	TN	—	1,528	6,037	141	—	1,528	6,178	7,706	795	11/30/2012	2010
207 Uffelman Drive	Clarksville	TN	—	320	2,994	628	—	320	3,622	3,942	1,064	12/31/2006	1997
51 Patel Way	Clarksville	TN	—	800	10,322	1,046	—	802	11,366	12,168	1,718	12/19/2012	2005
2900 Westside Drive NW	Cleveland	TN	—	305	3,627	748	—	305	4,375	4,680	1,551	11/19/2004	1998
1010 East Spring Street	Cookeville	TN	—	322	3,828	597	—	322	4,425	4,747	1,585	11/19/2004	1998
105 Sunrise Circle	Franklin	TN	—	322	3,833	858	—	322	4,691	5,013	1,603	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	—	280	3,327	416	—	280	3,743	4,023	1,306	11/19/2004	1998
2025 Caldwell Drive	Goodlettsville	TN	—	400	3,507	8,548	—	400	12,055	12,455	1,485	2/28/2003	1998
1200 North Parkway	Jackson	TN	—	295	3,506	351	—	299	3,853	4,152	1,433	11/19/2004	1999
550 Deer View Way	Jefferson City	TN	—	940	8,057	801	—	943	8,855	9,798	1,034	10/15/2013	2001
3020 Heatherton Way	Knoxville	TN	—	304	3,618	1,811	—	304	5,429	5,733	1,905	11/19/2004	1998
511 Pearson Springs Road	Maryville	TN	—	300	3,207	100	—	300	3,307	3,607	1,351	2/28/2003	1998
1710 Magnolia Boulevard	Nashville	TN	—	750	6,750	4,441	—	750	11,191	11,941	3,581	6/3/2005	1979
350 Volunteer Drive	Paris	TN	—	110	12,100	14	—	110	12,114	12,224	762	6/29/2016	1997

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
971 State Hwy 121	Allen	TX	—	2,590	17,912	—	—	2,590	17,912	20,502	4,198	8/21/2008	2006
1111 W. 34th Street	Austin	TX	—	400	21,021	1,184	—	645	21,960	22,605	5,208	6/25/2008	1975
6818 Austin Center Boulevard	Austin	TX	—	1,540	27,467	1,321	—	1,576	28,752	30,328	6,614	10/31/2008	1994
6937 N Interstate Hwy 35	Austin	TX	—	760	5,186	175	—	779	5,342	6,121	913	1/26/2011	1980
7600 N Capital Texas Highway	Austin	TX	—	300	4,557	196	—	300	4,753	5,053	803	12/22/2010	1996
4620 Bellaire Boulevard	Bellaire	TX	—	1,238	11,010	3,042	—	1,238	14,052	15,290	7,280	10/1/2012	1991
120 Crosspoint Drive	Boerne	TX	—	220	4,926	141	—	227	5,060	5,287	1,261	2/7/2008	1990
4015 Interstate 45	Conroe	TX	—	620	14,074	626	—	620	14,700	15,320	2,634	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	—	2,300	25,200	4,500	—	2,307	29,693	32,000	4,958	12/15/2011	1989
7831 Park Lane	Dallas	TX	—	4,709	27,768	15,993	—	4,718	43,752	48,470	14,753	1/11/2002	1990
1575 Belvidere Street	El Paso	TX	—	2,301	13,567	2,818	—	2,313	16,373	18,686	6,837	1/11/2002	1987
96 Frederick Road	Fredericksburg	TX	—	280	4,866	5,132	—	280	9,998	10,278	1,595	2/7/2008	1999
6435 S.F.M. 549	Heath	TX	—	1,135	7,892	287	—	1,135	8,179	9,314	1,014	12/31/2012	2004
13215 Dotson Road	Houston	TX	—	990	13,887	898	—	990	14,785	15,775	1,955	7/17/2012	2007
777 North Post Oak Road	Houston	TX	—	5,537	32,647	20,210	—	5,540	52,854	58,394	18,741	1/11/2002	1989
10030 North MacArthur Boulevard	Irving	TX	—	2,186	15,869	7	—	2,186	15,876	18,062	1,160	1/29/2015	1999
4770 Regent Boulevard	Irving	TX	—	2,830	15,082	3,138	—	2,830	18,220	21,050	3,759	6/25/2008	1995
9812 Slide Road	Lubbock	TX	—	1,110	9,798	—	—	1,110	9,798	10,908	1,858	6/4/2010	2009
605 Gateway Central	Marble Falls	TX	—	1,440	7,125	759	—	1,440	7,884	9,324	1,224	12/19/2012	1994
7150 N. President George Bush Turnpike	North Garland	TX	—	1,981	8,548	34	—	1,981	8,582	10,563	1,069	12/31/2012	2006
2265 North Lakeshore Drive	Rockwall	TX	—	497	3,582	(1)	—	497	3,581	4,078	261	1/29/2015	2013
18302 Talavera Ridge	San Antonio	TX	—	6,855	30,630	—	—	6,855	30,630	37,485	2,233	1/29/2015	2008
21 Spurs Lane (5)	San Antonio	TX	13,741	3,141	23,142	330	—	3,141	23,472	26,613	2,199	4/10/2014	2006
311 West Nottingham Place	San Antonio	TX	—	4,283	25,256	9,550	—	4,296	34,793	39,089	13,810	1/11/2002	1989
511 Knights Cross Drive	San Antonio	TX	—	1,200	6,500	36	—	1,200	6,536	7,736	1,515	11/17/2009	2003
575 Knights Cross Drive	San Antonio	TX	—	1,100	13,900	375	—	1,100	14,275	15,375	3,355	11/17/2009	2003

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
301 East Airline Road	Victoria	TX	—	99	1,635	1	—	99	1,636	1,735	119	1/29/2015	1977
5055 West Panther Creek Drive	Woodlands	TX	—	3,694	21,782	4,044	—	3,701	25,819	29,520	11,981	1/11/2002	1988
491 Crestwood Drive	Charlottesville	VA	—	641	7,633	1,659	—	641	9,292	9,933	3,181	11/19/2004	1998
1005 Elysian Place	Chesapeake	VA	—	2,370	23,705	348	—	2,370	24,053	26,423	4,268	6/20/2011	2006
2856 Forehand Drive	Chesapeake	VA	—	160	1,498	907	—	160	2,405	2,565	959	5/30/2003	1987
4027 Martinsburg Pike	Clear Brook	VA	—	3,775	21,768	—	—	3,775	21,768	25,543	1,587	1/29/2015	2013
4001 Fair Ridge Drive	Fairfax	VA	—	2,500	7,147	1,743	—	2,646	8,744	11,390	1,848	12/22/2008	1990
20 HeartFields Lane	Fredericksburg	VA	—	287	8,480	1,322	—	287	9,802	10,089	4,128	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	—	1,103	13,126	1,816	—	1,103	14,942	16,045	5,370	11/19/2004	1996
655 Denbigh Boulevard	Newport News	VA	—	581	6,921	1,293	—	584	8,211	8,795	2,694	11/19/2004	1998
6160 Kempsville Circle	Norfolk	VA	—	3,263	7,615	148	—	3,263	7,763	11,026	—	12/22/2017	1987
6161 Kempsville Road	Norfolk	VA	—	1,530	9,531	953	—	1,530	10,484	12,014	2,359	12/22/2008	1999
6311 Granby Street	Norfolk	VA	—	1,920	16,538	146	—	1,932	16,672	18,604	3,025	6/20/2011	2005
885 Kempsville Road	Norfolk	VA	—	1,780	8,354	1,192	—	1,780	9,546	11,326	2,385	5/20/2009	1981
531 Wythe Creek Road	Poquoson	VA	—	220	2,041	839	—	220	2,880	3,100	1,118	5/30/2003	1987
3000 Skipwith Road	Richmond	VA	—	732	8,717	730	—	732	9,447	10,179	3,415	11/19/2004	1999
9900 Independence Park Drive	Richmond	VA	—	326	3,166	(10)	—	326	3,156	3,482	497	11/22/2011	2005
9930 Independence Park Drive	Richmond	VA	—	604	5,432	(457)	—	604	4,975	5,579	757	11/22/2011	2005
5620 Wesleyan Drive	Virginia Beach	VA	—	893	7,926	1,491	—	893	9,417	10,310	5,107	9/1/2012	1990
4132 Longhill Road	Williamsburg	VA	—	270	2,468	1,144	—	270	3,612	3,882	1,343	5/30/2003	1987
440 McLaws Circle	Williamsburg	VA	—	1,466	17,340	42	—	1,466	17,382	18,848	948	6/29/2016	1998
21717 30th Drive SE	Bothell	WA	—	3,012	12,582	—	—	3,012	12,582	15,594	1,547	2/14/2013	1998
21823 30th Drive SE	Bothell	WA	—	2,627	12,657	—	—	2,627	12,657	15,284	1,556	2/14/2013	2000
10330 4th Avenue W	Everett	WA	—	813	6,844	43	—	819	6,881	7,700	498	5/1/2015	1997
516 Kenosia Avenue South	Kent	WA	—	1,300	8,458	2,413	—	1,324	10,847	12,171	1,538	7/31/2012	1971
204 N. First Street	La Conner	WA	—	321	12,368	67	—	321	12,435	12,756	886	5/1/2015	1998

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2017
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total (2)	Accumulated Depreciation (3)	Date Acquired (4)	Original Construction Date
2956 152nd Ave NE	Redmond	WA	—	5,120	16,683	2,200	—	5,136	18,867	24,003	2,534	1/9/2013	1990
555 16th Avenue	Seattle	WA	—	256	4,869	68	—	256	4,937	5,193	3,180	11/1/1993	1964
18740 West Bluemound Road	Brookfield	WI	—	832	3,849	4,240	—	832	8,089	8,921	4,401	12/28/1990	1964
3003 West Good Hope Road	Glendale	WI	—	1,500	33,747	—	—	1,500	33,747	35,247	6,960	9/30/2009	1963
7007 North Range Line Road	Glendale	WI	—	250	3,797	—	—	250	3,797	4,047	783	9/30/2009	1964
215 Washington Street	Grafton	WI	—	500	10,058	—	—	500	10,058	10,558	2,074	9/30/2009	2009
N168W22022 Main Street	Jackson	WI	—	188	5,962	263	—	192	6,221	6,413	531	12/1/2014	2005
8351 Sheridan Road	Kenosha	WI	—	750	7,669	148	—	750	7,817	8,567	1,955	1/1/2008	2000
5601 Burke Road	Madison	WI	—	700	7,461	95	—	712	7,544	8,256	1,873	1/1/2008	2000
7707 N. Brookline Drive	Madison	WI	—	2,615	35,545	508	—	2,631	36,037	38,668	2,970	12/1/2014	1999
10803 North Port Washington Road	Mequon	WI	—	800	8,388	408	—	805	8,791	9,596	2,245	1/1/2008	1999
701 East Puetz Road	Oak Creek	WI	—	650	18,396	374	—	664	18,756	19,420	4,726	1/1/2008	2001
W231 N1440 Corporate Court	Pewaukee	WI	—	3,900	41,140	—	—	3,900	41,140	45,040	8,485	9/30/2009	1994
8348 & 8400 Washington Avenue	Racine	WI	—	1,150	22,436	—	—	1,150	22,436	23,586	4,627	9/30/2009	1986
1221 North 26th Street	Sheboygan	WI	—	300	975	—	—	300	975	1,275	201	9/30/2009	1987
1222 North 23rd Street	Sheboygan	WI	—	120	4,014	—	—	120	4,014	4,134	828	9/30/2009	1987
2414 Kohler Memorial Drive	Sheboygan	WI	—	1,400	35,168	—	—	1,400	35,168	36,568	7,253	9/30/2009	1986
1125 N Edge Trail	Verona	WI	—	1,365	9,581	1,234	—	1,365	10,815	12,180	1,351	11/1/2013	2001
1451 Cleveland Avenue	Waukesha	WI	—	68	3,452	3,184	—	68	6,636	6,704	4,213	12/28/1990	1958
3289 North Mayfair Road	Wauwatosa	WI	—	2,300	6,245	—	—	2,300	6,245	8,545	1,288	9/30/2009	1964
5301 West Lincoln Avenue	West Allis	WI	—	1,600	20,377	7,461	—	1,600	27,838	29,438	6,073	1/1/2008	2001
503 South 18th Street	Laramie	WY	—	191	3,632	941	—	191	4,573	4,764	2,925	12/30/1993	1964
1901 Howell Avenue	Worland	WY	—	132	2,508	1,430	—	138	3,932	4,070	2,317	12/30/1993	1970
	Total		$807,310	$813,000	$6,232,443	$794,321	$(15,001)	$824,879	$6,999,884	$7,824,763	$1,454,477

Note:    The above table excludes properties classified as held for sale as of December 31, 2017.

(1)	Represents mortgage debts and capital leases, excluding the unamortized balance of fair value adjustments totaling approximately $1.9 million.

(2)	Aggregate cost for federal income tax purposes is approximately $8.7 billion.

(3)	We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.

(4)	For assets transferred to us upon our spin off from our former parent entity, indicates the dates acquired by our former parent entity.

(5)	These properties are collateral for our $796.6 million of mortgage debts.

(6)	These properties are subject to our $10.7 million of capital leases.

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(dollars are in thousands)
Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance as of December 31, 2014	$6,222,360	$973,205
Additions	1,234,580	174,335
Disposals	—	—
Impairment	—	—
Balance as of December 31, 2015	7,456,940	1,147,540
Additions	317,392	188,445
Disposals	(43,809)	(7,974)
Impairment	—	—
Reclassification of assets held for sale	(112,976)	(57,295)
Balance as of December 31, 2016	7,617,547	1,270,716
Additions	226,105	193,697
Disposals	(18,889)	(9,936)
Reclassification of assets held for sale	—	—
Balance as of December 31, 2017	$7,824,763	$1,454,477

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty President and Chief Operating Officer
Dated: February 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Hegarty	President and Chief Operating Officer	February 27, 2018
David J. Hegarty

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 27, 2018
Richard W. Siedel, Jr.

/s/ John L. Harrington	Independent Trustee	February 27, 2018
John L. Harrington

/s/ Lisa Harris Jones	Independent Trustee	February 27, 2018
Lisa Harris Jones

/s/ Adam D. Portnoy	Managing Trustee	February 27, 2018
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 27, 2018
Jeffrey P. Somers