Form 10-Q
period 2018-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2018-05-10
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of registrant’s common shares outstanding as of May 9, 2018: 237,628,781

SENIOR HOUSING PROPERTIES TRUST
FORM 10-Q

March 31, 2018

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$848,261	$824,879
Buildings and improvements	7,110,013	6,999,884
	7,958,274	7,824,763
Accumulated depreciation	(1,505,427)	(1,454,477)
	6,452,847	6,370,286

Cash and cash equivalents	39,161	31,238
Restricted cash	14,080	16,083
Acquired real estate leases and other intangible assets, net	490,505	472,265
Other assets, net	387,471	404,147
Total assets	$7,384,064	$7,294,019

LIABILITIES AND EQUITY
Unsecured revolving credit facility	$55,000	$596,000
Unsecured term loans, net	547,666	547,460
Senior unsecured notes, net	2,213,811	1,725,662
Secured debt and capital leases, net	828,318	805,404
Accrued interest	35,075	17,987
Assumed real estate lease obligations, net	93,543	96,018
Other liabilities	194,534	228,300
Total liabilities	3,967,947	4,016,831

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,628,781 and 237,630,409 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2,376	2,376
Additional paid in capital	4,609,274	4,609,316
Cumulative net income	2,089,090	1,766,495
Cumulative other comprehensive income	565	87,231
Cumulative distributions	(3,453,142)	(3,360,468)
Total equity attributable to common shareholders	3,248,163	3,104,950
Noncontrolling interest:
Total equity attributable to noncontrolling interest	167,954	172,238
Total equity	3,416,117	3,277,188
Total liabilities and equity	$7,384,064	$7,294,019
 See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$173,728	$166,443
Residents fees and services	102,087	98,118
Total revenues	275,815	264,561

Expenses:
Property operating expenses	108,143	101,057
Depreciation and amortization	70,339	73,175
General and administrative	25,118	15,083
Acquisition and certain other transaction related costs	20	292
Total expenses	203,620	189,607

Operating income	72,195	74,954

Dividend income	659	659
Unrealized gains and losses on equity securities, net	27,241	—
Interest and other income	54	120
Interest expense	(43,552)	(43,488)
Loss on early extinguishment of debt	(130)	—
Income from continuing operations before income tax expense and equity in earnings of an investee	56,467	32,245
Income tax expense	(260)	(92)
Equity in earnings of an investee	44	128
Income before gain on sale of properties	56,251	32,281
Gain on sale of properties	181,154	—
Net income	237,405	32,281
Net income attributable to noncontrolling interest	(1,383)	(126)
Net income attributable to common shareholders	$236,022	$32,155

Other comprehensive income:
Unrealized gain on investments in available for sale securities	—	24,045
Equity in unrealized (loss) gain of an investee	(93)	122
Other comprehensive (loss) income	(93)	24,167
Comprehensive income	237,312	56,448
Comprehensive income attributable to noncontrolling interest	(1,383)	(126)
Comprehensive income attributable to common shareholders	$235,929	$56,322

Weighted average common shares outstanding (basic)	237,478	237,391
Weighted average common shares outstanding (diluted)	237,493	237,416

Per common share amounts (basic and diluted):
Net income attributable to common shareholders	$0.99	$0.14

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$237,405	$32,281
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70,339	73,175
Amortization of debt issuance costs and debt discounts and premiums	1,411	1,459
Straight line rental income	(2,993)	(3,429)
Amortization of acquired real estate leases and other intangible assets	(1,381)	(1,291)
Loss on early extinguishment of debt	130	—
Gain on sale of properties	(181,154)	—
Unrealized gains and losses on equity securities, net	(27,241)	—
Other non-cash adjustments	(943)	(943)
Equity in earnings of an investee	(44)	(128)
Change in assets and liabilities:
Other assets	3,097	3,901
Accrued interest	17,088	15,051
Other liabilities	(31,680)	(6,001)
Net cash provided by operating activities	84,034	114,075

Cash flows from investing activities:
Real estate acquisitions and deposits	(122,221)	(14,326)
Real estate improvements	(13,443)	(30,171)
Proceeds from sale of properties	216,013	—
Net cash provided by (used in) investing activities	80,349	(44,497)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net	491,560	—
Proceeds from borrowings on revolving credit facility	316,000	94,000
Repayments of borrowings on revolving credit facility	(857,000)	(324,000)
Repayment of other debt	(6,166)	(2,929)
Loss on early extinguishment of debt settled in cash	(130)	—
Payment of debt issuance costs	(4,296)	—
Repurchase of common shares	(90)	—
Proceeds from noncontrolling interest, net	—	255,813
Distributions to noncontrolling interest	(5,667)	—
Distributions to shareholders	(92,674)	(92,642)
Net cash used in financing activities	(158,463)	(69,758)

Increase (decrease) in cash and cash equivalents and restricted cash	5,920	(180)
Cash and cash equivalents and restricted cash at beginning of period	47,321	35,578
Cash and cash equivalents and restricted cash at end of period	$53,241	$35,398

See accompanying notes.
SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental cash flows information:
Interest paid	25,053	26,978

Non-cash investing activities:
Acquisitions funded by assumed debt	(27,798)	—

Non-cash financing activities:
Assumption of mortgage notes payable	27,798	—
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2018	2017
Cash and cash equivalents	$39,161	$32,272
Restricted cash	14,080	3,126
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$53,241	$35,398

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation
The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or our Annual Report.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in our condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and impairment of real estate and intangible assets.
In March 2017, we entered a joint venture with a sovereign investor for one of our properties leased to medical providers, medical related business, clinics and biotech laboratory tenants, or MOBs (two buildings), located in Boston, Massachusetts. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification. We concluded that we must consolidate this VIE because we have the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,091,281 and $1,102,986 as of March 31, 2018 and December 31, 2017, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $718,559 and $720,678 as of March 31, 2018 and December 31, 2017, respectively, and consist primarily of the debt securing the property. The sovereign investor's interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Note 6 for further information about this joint venture.
Note 2.  Recent Accounting Pronouncements
On January 1, 2018, we adopted FASB Accounting Standards Update, or ASU, No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. A substantial portion of our revenue consists of rental income from leasing arrangements, including leases with residents at properties leased to our taxable REIT subsidiaries, or TRSs, which is specifically excluded from ASU No. 2014-09. We have adopted ASU No. 2014-09 using the modified retrospective approach. The adoption of ASU No. 2014-09 did not have a material impact on the amount or timing of our revenue recognition in our condensed consolidated financial statements.
On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The implementation of ASU No. 2016-01 resulted in the reclassification of historical changes in the fair value of our available for sale equity securities of $86,572 from cumulative other comprehensive income to cumulative net income. Effective January 1, 2018, changes in the fair value of our equity securities are recorded through earnings in accordance with ASU No. 2016-01.
On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU No. 2016-18 also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. As a result, amounts included in restricted cash in our condensed consolidated balance sheets are presented with cash and

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

cash equivalents in our condensed consolidated statements of cash flows to the related captions in the condensed consolidated balance sheets. Restricted cash totaled $14,080 and $3,126 as of March 31, 2018 and 2017, respectively. The implementation of ASU No. 2016-18 resulted in a $703 decrease to net cash provided by operating activities for the three months ended March 31, 2017. The adoption of ASU No. 2016-18 did not change our balance sheet presentation.
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
Note 3.  Real Estate Properties
At March 31, 2018, we owned 444 properties (470 buildings) located in 42 states and Washington, D.C., including two senior living communities classified as held for sale with a net carrying value of $18,479 as of March 31, 2018.
Acquisitions:
We have accounted for our 2018 acquisitions as acquisitions of assets unless otherwise noted. We funded our 2018 acquisitions using cash on hand and borrowings under our revolving credit facility, unless otherwise noted.
Senior Living Community Acquisitions:
In November 2017, we entered a transaction agreement with Five Star Senior Living Inc., or Five Star, pursuant to which we agreed to acquire six senior living communities from Five Star. In December 2017, we acquired two of these senior living communities located in Alabama and Indiana with a combined 229 living units for $39,457, including closing costs of $307. In January 2018, we acquired one of these senior living communities located in Tennessee with 88 living units for $19,868, including closing costs of $201. In February 2018, we acquired one of these senior living communities located in Arizona with 127 living units for $22,622, including our assumption of an approximately $16,748 mortgage note and closing costs of $372. In connection with our acquisition of these senior living communities, we entered management and pooling agreements with Five Star for Five Star to manage these senior living communities for us. The closings of the acquisitions of the remaining two senior living communities for an aggregate purchase price of $23,300, including the assumption of approximately $16,800 of mortgage notes, are expected to occur by the end of the second quarter of 2018 as third party approvals are received and we expect to enter management and pooling agreements with Five Star concurrent with those acquisitions. These acquisitions are subject to conditions; these conditions may not be met and the remaining acquisitions may not be completed, may be delayed or the terms of these acquisitions or the management and pooling agreements for these communities may change. See Note 9 for further information regarding these transactions and transaction agreement.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

The table below represents the purchase price allocations (including net closing adjustments) of the senior living community acquisitions that closed during the three months ended March 31, 2018, as described above:

Date	Location	Leased/Managed	Number of Properties	Units	Cash Paid Plus Assumed Debt (1)	Land	Building and Improvements	FF&E	Acquired Real Estate Intangible Assets	Assumed Debt	Premium on Assumed Debt
January 2018	Tennessee	Managed	1	88	$19,868	$580	$14,884	$1,209	$3,195	$—	$—
February 2018	Arizona	Managed	1	127	22,622	2,017	17,123	390	4,451	16,748	(1,359)
			2	215	$42,490	$2,597	$32,007	$1,599	$7,646	$16,748	$(1,359)

(1)	Cash paid plus assumed debt, if any, includes closing costs.
MOBs:
In January 2018, we acquired three MOBs (three buildings) located in Kansas, Missouri and California with a total of approximately 400,000 square feet for an aggregate purchase price of approximately $91,698, including closing costs of $544.
In March 2018, we acquired one MOB (one building) located in Virginia with approximately 135,000 square feet for a purchase price of approximately $23,275, including the assumption of a $11,050 mortgage note and closing costs of $525.
The table below represents the purchase price allocations (including net closing adjustments) of the MOB acquisitions that closed during the three months ended March 31, 2018, as described above:

Date	Location	Number of Properties	Number of Buildings	Square Feet (000’s)	Cash Paid Plus Assumed Debt (1)	Land	Building and Improvements	Acquired Real Estate Leases (2)	Assumed Debt
January 2018	3 States	3	3	400	$91,698	$16,873	$54,605	$20,220	$—
March 2018	Virginia	1	1	135	23,275	2,863	11,105	9,307	11,050
		4	4	535	$114,973	$19,736	$65,710	$29,527	$11,050

(1)	Cash paid plus assumed debt, if any, includes closing costs.

(2)	The weighted average amortization period for acquired real estate leases as of the acquisition dates was 5.8 years.
Impairment:
We periodically evaluate our assets for impairments. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected asset by comparing it to the expected future undiscounted net cash flows to be generated from that asset. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value. We did not record any impairment charges for our real estate properties during the three months ended March 31, 2018.
Pacifica Senior Living, LLC:
We lease eight senior living communities to affiliates of Pacifica Senior Living, LLC, or Pacifica, a privately owned company, with lease terms continuing until 2023. The rent payable to us under these leases is scheduled to increase at agreed upon times during the lease terms. A large majority of the tenants’ revenues at these senior living communities is derived from private resources. An affiliate of Pacifica has provided limited guarantees of these leases and the obligations under these leases are secured by deposits totaling approximately $3,277. On January 31, 2018, the tenant of one of these senior living communities notified us that it will not pay the rent due for the applicable community. The annual rent we received in 2017 for

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

this community was approximately $2,049, including $105 of straight line rent adjustments. We held a security deposit of $583 for the rent due for this community and the limited guarantee for this community is equal to one year’s rent at this community. We used $528 of the security deposit to cover the rent and other amounts due for the three months ended March 31, 2018. We are currently in negotiations to transfer the operations of this community to another operator and are enforcing our rights under the applicable lease and guaranty.
Dispositions:
In March 2018, we sold two senior living communities that were leased to Sunrise Senior Living LLC, or Sunrise, for an aggregate sales price of $217,000, excluding closing costs, resulting in a gain of $181,154. We have agreed to sell an additional senior living community leased to Sunrise for a sales price of $96,000 and we expect the closing of this sale to occur before the end of the second quarter of 2018. We recognized rental income of $2,776 during the three months ended March 31, 2018 related to these three senior living communities.
In March, 2018, we agreed to sell one skilled nursing facility, or SNF, a type of senior living community, that is leased to Five Star for a sales price of approximately $6,500, excluding closing costs. We expect the closing of the sale of this SNF to occur before the end of 2018. Rental income will be reduced in accordance with our lease with Five Star upon the sale of this SNF.
The two senior living communities that we have agreed to sell were classified as held for sale as of March 31, 2018 and had a net carrying value of $18,479 as of March 31, 2018. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or their terms will not change.
Note 4.  Indebtedness
Our principal debt obligations at March 31, 2018 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) seven public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $500,000 principal amount at an annual interest rate of 4.75% due 2028, (f) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (g) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount unsecured term loan due 2020; (4) our $200,000 principal amount unsecured term loan due 2022; and (5) $818,457 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 24 of our properties (25 buildings) with maturity dates between 2018 and 2043. The 24 mortgaged properties (25 buildings) had a carrying value (before accumulated depreciation) of $1,245,304 at March 31, 2018.  We also had two properties subject to capital leases with lease obligations totaling $10,484 at March 31, 2018; these two properties had a carrying value (before accumulated depreciation) of $36,238 at March 31, 2018, and the capital leases expire in 2026.
In February 2018, we issued $500,000 of 4.75% senior unsecured notes due 2028, raising net proceeds of approximately $487,264 after underwriting discounts and expenses. We used the net proceeds of this offering to reduce amounts outstanding under our revolving credit facility.
We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. Our revolving credit facility requires annual interest to be paid on borrowings at the rate of LIBOR plus a premium of 120 basis points, plus a facility fee of 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. As of March 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 2.9%. The weighted average annual interest rates for borrowings under our revolving credit facility were 2.7% and 2.1% for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had $55,000 outstanding and $945,000 available for borrowing, and as of May 9, 2018, we had $35,000 outstanding and $965,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $4,077 and $2,830 for the three months ended March 31, 2018 and 2017, respectively. The facility also

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2,000,000.
Our $350,000 term loan matures in January 2020, and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 140 basis points, subject to adjustment based upon changes to our credit ratings. At March 31, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.1%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.1% and 2.2% for the three months ended March 31, 2018 and 2017, respectively. We incurred interest expense and other associated costs related to this term loan of $2,766 and $2,043 for the three months ended March 31, 2018 and 2017. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.
Our $200,000 term loan matures in September 2022, and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 135 basis points, subject to adjustment based upon changes to our credit ratings. At March 31, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.2%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.0% and 2.6% for the three months ended March 31, 2018 and 2017, respectively. We incurred interest expense and other associated costs related to this term loan of $1,564 and $1,359 for the three months ended March 31, 2018 and 2017, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.
Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at March 31, 2018.
Note 5.  Fair Value of Assets and Liabilities
The table below presents certain of our assets measured at fair value at March 31, 2018, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investment in RMR Inc. (1)	$184,487	$184,487	$—	$—
Investment in Five Star (2)	$5,506	$5,506	$—	$—

(1)
Our 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $69,826 as of March 31, 2018. During the three months ended March 31, 2018, we recorded an unrealized gain of $28,088 to adjust the carrying value of our investment in RMR Inc. class A common shares to their fair value.

(2)
Our 4,235,000 common shares of Five Star, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $6,353 as of March 31, 2018. During the three months ended March 31, 2018, we recorded an unrealized loss of $847 to adjust the carrying value of our investment in Five Star common shares to their fair value.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

In addition to the assets described in the table above, our financial instruments at March 31, 2018 and December 31, 2017 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of March 31, 2018		As of December 31, 2017
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$2,213,811	$2,292,648	$1,725,662	$1,810,882
Secured debts(2)	817,834	793,815	794,710	783,353
	$3,031,645	$3,086,463	$2,520,372	$2,594,235

(1)	Includes unamortized debt issuance costs, premiums and discounts.

(2)
We assumed certain of these secured debts in connection with our acquisitions of certain properties. We recorded the assumed secured debts at estimated fair value on the date of assumption and we are amortizing the fair value adjustments, if any, to interest expense over their respective terms to adjust interest expense to the estimated market interest rates as of the date of assumption.

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (a Level 1 input) as of March 31, 2018. We estimated the fair values of our five issuances of senior unsecured notes due 2019, 2020, 2021, 2024 and 2028 using an average of the bid and ask price on or about March 31, 2018 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
Note 6. Noncontrolling Interest
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
We recognized a noncontrolling interest in our condensed consolidated balance sheets of approximately $181,859 as of completion of the transaction, which was equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was approximately $74,072, has been reflected as an increase in additional paid in capital in our condensed consolidated balance sheets. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,383 and $126 for the three months ended March 31, 2018 and 2017, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. We made aggregate cash distributions to our joint venture partner of $5,667 during the three months ended March 31, 2018, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of March 31, 2018, this joint venture held real estate assets with an aggregate net book value of $759,654, subject to mortgage notes of $620,000.
In assessing whether we have a controlling interest in this joint venture arrangement and are required to consolidate the accounts of the joint venture entity, we considered the members' rights to residual gains and obligation to absorb losses, which activities most significantly impact the economic performance of the entity and which member has the power to direct those activities.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7.  Shareholders’ Equity
Share Based Compensation:
On March 29, 2018, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $15.66 per share, the closing price of our common shares on Nasdaq on that day, to our Managing Trustee, who was elected as a Managing Trustee on that day.
On January 1, 2018, we purchased 4,628 of our common shares, valued at $19.15 per share, the closing price of our common shares on Nasdaq on December 29, 2017, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
On February 22, 2018, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,674, that was declared on January 19, 2018 and was payable to shareholders of record on January 29, 2018. On April 19, 2018, we declared a regular quarterly distribution payable to common shareholders of record on April 30, 2018, of $0.39 per share, or approximately $92,675. We expect to pay this distribution on or about May 17, 2018.
Note 8.  Segment Reporting
As of March 31, 2018, we have four operating segments, of which three are separate reporting segments. We aggregate the reporting units in each of our triple net leased senior living communities, our managed senior living communities and our MOBs into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and with respect to which we receive rents from the operators. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. The third reporting segment includes MOBs where the tenants pay us rent. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2018
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$67,975	$—	$101,151	$4,602	$173,728
Residents fees and services	—	102,087	—	—	102,087
Total revenues	67,975	102,087	101,151	4,602	275,815

Expenses:
Property operating expenses	—	77,205	30,938	—	108,143
Depreciation and amortization	20,195	14,811	34,385	948	70,339
General and administrative	—	—	—	25,118	25,118
Acquisition and certain other transaction related costs	—	—	—	20	20
Total expenses	20,195	92,016	65,323	26,086	203,620

Operating income (loss)	47,780	10,071	35,828	(21,484)	72,195

Dividend income	—	—	—	659	659
Unrealized gains and losses on equity securities, net	—	—	—	27,241	27,241
Interest and other income	—	—	—	54	54
Interest expense	(571)	(1,327)	(5,909)	(35,745)	(43,552)
Loss on early extinguishment of debt	—	(130)	—	—	(130)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	47,209	8,614	29,919	(29,275)	56,467
Income tax expense	—	—	—	(260)	(260)
Equity in earnings of an investee	—	—	—	44	44
Income (loss) before gain on sale of properties	47,209	8,614	29,919	(29,491)	56,251
Gain on sale of properties	181,154	—	—	—	181,154
Net income (loss)	228,363	8,614	29,919	(29,491)	237,405
Net income attributable to noncontrolling interest	—	—	(1,383)	—	(1,383)
Net income (loss) attributable to common shareholders	$228,363	$8,614	$28,536	$(29,491)	$236,022

	As of March 31, 2018
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,199,708	$1,313,777	$3,454,428	$416,151	$7,384,064

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2017
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$67,252	$—	$94,646	$4,545	$166,443
Residents fees and services	—	98,118	—	—	98,118
Total revenues	67,252	98,118	94,646	4,545	264,561

Expenses:
Property operating expenses	—	73,880	27,177	—	101,057
Depreciation and amortization	20,334	20,215	31,678	948	73,175
General and administrative	—	—	—	15,083	15,083
Acquisition and certain other transaction related costs	—	—	—	292	292
Total expenses	20,334	94,095	58,855	16,323	189,607

Operating income (loss)	46,918	4,023	35,791	(11,778)	74,954

Dividend income	—	—	—	659	659
Interest and other income	—	—	—	120	120
Interest expense	(5,339)	(1,176)	(6,321)	(30,652)	(43,488)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	41,579	2,847	29,470	(41,651)	32,245
Income tax expense	—	—	—	(92)	(92)
Equity in earnings of an investee	—	—	—	128	128
Net income (loss)	41,579	2,847	29,470	(41,615)	32,281
Net income attributable to noncontrolling interest	—	—	(126)	—	(126)
Net income (loss) attributable to common shareholders	$41,579	$2,847	$29,344	$(41,615)	$32,155

	As of December 31, 2017
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Total assets	$2,251,756	$1,273,757	$3,367,485	$401,021	$7,294,019

Note 9. Leases and Management Agreements with Five Star
Our Senior Living Communities Leased by Five Star. We are Five Star’s largest landlord and Five Star is our largest tenant. As of March 31, 2018 and 2017, we leased 185 senior living communities to Five Star. We lease senior living communities to Five Star pursuant to five leases. We recognized total rental income payable by Five Star of $51,759, and $50,985 for the three months ended March 31, 2018 and 2017, respectively. These amounts exclude percentage rent payments we received from Five Star of $1,374 and $1,445 for the three months ended March 31, 2018 and 2017, respectively. We determine actual percentage rent due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met. As of March 31, 2018 and December 31, 2017, we had rents receivable from Five Star of $17,265 and $18,539, respectively, which amounts are included in other assets in our condensed consolidated balance sheets. Rental income from Five Star represented 18.8% of our total revenues for the three months ended March 31, 2018, and the properties Five Star leases from us represented 27.0% of our real estate investments, at cost, as of March 31, 2018.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Pursuant to the terms of our leases with Five Star, for the three months ended March 31, 2017, we funded $8,082 of improvements to communities leased to Five Star. As a result, the annual minimum rent payable to us by Five Star increased by approximately $648 as of March 31, 2017. We did not fund any capital improvements at communities leased to Five Star for the three months ended March 31, 2018.
Our Senior Living Communities Managed by Five Star. As of March 31, 2018 and 2017, Five Star managed 72 and 68 senior living communities for our account, respectively. We lease our senior living communities that are managed by Five Star and include assisted living units or SNF units to our TRSs and Five Star manages these communities pursuant to long term management agreements. See Note 3 for further information regarding senior living communities that we have acquired since December 2017 and which are managed by Five Star for our account. We incurred management fees payable to Five Star of $3,494 and $3,299 for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
Five Star also provides certain other services directly to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for these services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees payable to Five Star of $1,699 and $1,982 for the three months ended March 31, 2018 and 2017, respectively, for rehabilitation services Five Star provided at senior living communities it manages for us; we include these amounts in property operating expenses in our condensed consolidated statement of comprehensive income.
Note 10. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to the property level operations of our MOBs. We also have a subsidiary level management agreement with RMR LLC related to one of our MOBs located in Boston, Massachusetts, which we entered in connection with the joint venture arrangement for that MOB. Under that agreement, our subsidiary pays RMR LLC certain business management fees directly, which fees are credited against the business management fees payable by us to RMR LLC.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $23,323 and $12,781 for the three months ended March 31, 2018 and 2017, respectively. The net business management fees we recognized for the three months ended March 31, 2018 include $725 of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement and $14,347 of estimated 2018 incentive fees based on our common share total return, as defined in our business management agreement, as of March 31, 2018. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of incentive fees for 2018, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2018, and will be payable in 2019. The net business management fees for the three months ended March 31, 2017, included $62 of management fees related to our subsidiary level management agreement with RMR LLC and $3,266 of estimated 2017 incentive fees based on our common share total return, as defined in our business management agreement, as of March 31, 2017. In January 2018, we paid RMR LLC an incentive fee of $55,740 for 2017. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,821 and $2,590 for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $2,779 and $2,379 for property management related expenses for the three months ended March 31, 2018 and 2017, respectively, which amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

RMR LLC's costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $69 and $67 for the three months ended March 31, 2018 and 2017, respectively, which amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Note 11. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc., Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
Five Star.  We are currently one of Five Star’s largest stockholders. As of March 31, 2018, we owned 4,235,000 of Five Star’s common shares, or approximately 8.4% of Five Star’s outstanding common shares. Five Star is our largest tenant and the manager of our managed senior living communities. RMR LLC provides management services to both us and Five Star. As of March 31, 2018, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., owned 35.6% of Five Star's outstanding common shares. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust and a managing director of Five Star. See Note 9 for further information regarding our relationships, agreements and transactions with Five Star and Note 5 for further information regarding our investment in Five Star.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 10 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, controlling shareholder and an officer of ABP Trust, the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc., and an officer of ABP Trust and RMR LLC. Jennifer B. Clark, our other Managing Trustee, also serves as a managing director and as executive vice president, general counsel and secretary of RMR Inc. and an officer of ABP Trust and RMR LLC. Other officers of RMR LLC and RMR Inc. also serve as officers of the Company. As of March 31, 2018, we owned 2,637,408 shares of class A common stock of RMR Inc.  See Note 5 for further information regarding our investment in RMR Inc.
AIC. We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. As of March 31, 2018 and December 31, 2017, our investment in AIC had a carrying value of $8,136 and $8,185, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned by AIC related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.
Note 12.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. During the three months ended March 31, 2018 and 2017, we recognized income tax expense of $260 and $92, respectively.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 13. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average common shares for basic earnings per share	237,478	237,391
Effect of dilutive securities: unvested share awards	15	25
Weighted average common shares for diluted earnings per share	237,493	237,416

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
We are a REIT organized under Maryland law. At March 31, 2018, we owned 444 properties (470 buildings) located in 42 states and Washington, D.C., including two senior living communities classified as held for sale.  At March 31, 2018, the undepreciated carrying value of our properties, which represents the gross book value of our real estate assets before depreciation and purchase price allocations, less impairment write downs, was $8.6 billion, excluding two senior living communities classified as held for sale with a net carrying value of $18.5 million as of March 31, 2018. For the three months ended March 31, 2018, 97% of our net operating income, or NOI, came from properties where a majority of the revenues are derived from our tenants' and residents’ private resources.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per unit or square foot data):

(As of March 31, 2018)	Number of Properties	Number of Units or Square Feet		Carrying Value of Investment(1)	% of Total Investment	Investment per Unit or Square Foot(2)	Q1 2018 Revenues	% of Q1 2018 Revenues	Q1 2018 NOI (3)	% of Q1 2018 NOI (3)
Facility Type
Independent living (4)	67	15,434		$2,311,544	26.8%	$149,770	$91,274	33.0%	$47,515	28.4%
Assisted living (4)	199	14,640		2,164,885	25.0%	$147,875	74,437	27.0%	40,991	24.4%
Skilled nursing facilities (4)	39	4,131		183,854	2.1%	$44,506	4,351	1.6%	4,351	2.6%
Subtotal senior living communities	305	34,205		4,660,283	53.9%	$136,246	170,062	61.6%	92,857	55.4%
MOBs (5)	129	12,602,012	sq. ft.	3,801,658	44.0%	$302	101,151	36.7%	70,213	41.9%
Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	4,602	1.7%	4,602	2.7%
Total	444			$8,640,051	100.0%		$275,815	100.0%	$167,672	100.0%

Tenant / Operator / Managed Properties

Five Star	185	20,133		$2,330,630	27.0%	$115,762	$51,759	18.8%	$51,759	30.9%
Sunrise / Marriott (6)	1	354		—	—%	$—	2,776	1.0%	2,776	1.7%
Brookdale	18	940		69,669	0.8%	$74,116	2,019	0.7%	2,019	1.2%
11 private senior living companies (combined)	29	3,520		571,760	6.6%	$162,432	11,421	4.1%	11,421	6.8%
Subtotal triple net leased senior living communities	233	24,947		2,972,059	34.4%	$119,135	67,975	24.6%	67,975	40.6%
Managed senior living communities (7)	72	9,258		1,688,224	19.5%	$182,353	102,087	37.0%	24,882	14.8%
Subtotal senior living communities	305	34,205		4,660,283	53.9%	$136,246	170,062	61.6%	92,857	55.4%
MOBs (5)	129	12,602,012	sq. ft.	3,801,658	44.0%	$302	101,151	36.7%	70,213	41.9%
Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	4,602	1.7%	4,602	2.7%
Total	444			$8,640,051	100.0%		$275,815	100.0%	$167,672	100.0%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage				Occupancy
	2018		2017		2018	2017
Five Star	1.15	x	1.19	x	82.1%	83.6%
Brookdale	2.30	x	2.59	x	84.0%	84.5%
11 private senior living companies (combined)	1.21	x	1.28	x	86.6%	89.3%
Subtotal triple net leased senior living communities	1.20	x	1.26	x	82.8%	84.5%
Managed senior living communities (7)	NA		NA		85.8%	87.2%
Subtotal senior living communities	1.2	x	1.26	x	83.6%	85.2%
MOBs (5)	NA		NA		95.1%	96.4%
Wellness centers	1.78	x	1.91	x	100.0%	100.0%
Total	1.23	x	1.30	x

(1)
Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any. Amounts exclude the investment carrying value of two of our senior living communities that were classified as held for sale as of March 31, 2018 and are included in other assets in our condensed consolidated balance sheets.

(2)	Represents carrying value of investment divided by number of living units or rentable square feet, as applicable, at March 31, 2018.

(3)	NOI is defined and calculated by reportable segment. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

(4)	Senior living communities are categorized by the type of living units which constitute a majority of the living units at the community.

(5)
These 129 MOB properties are comprised of 155 buildings. Our MOB leases include some triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible for the operation and maintenance of the properties, and we charge tenants for some or all of the property operating costs. A small percentage of our MOB leases are "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(6)
Marriott International, Inc., or Marriott, guarantees the lessee’s obligations under this lease. In March 2018, we sold two senior living communities leased to a subsidiary of Sunrise and we currently have one senior living community leased to Sunrise that is under agreement to sell. We expect the closing of this sale to occur before the end of the second quarter of 2018. The net carrying value of this community was $15.7 million as of March 31, 2018.

(7)	These senior living communities are managed by Five Star. The occupancy for the 12 month period ended, or, if shorter, from the date of acquisitions through, March 31, 2018 was 86.2%.

(8)
Operating data for MOBs are presented as of March 31, 2018 and 2017 and include (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended December 31, 2017 and 2016, or the most recent prior period for which tenant operating results are made available to us. Rent coverage is calculated as operating cash flows from our tenants’ facility operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

Portfolio Lease Expiration Schedules
The following tables set forth information regarding our lease expirations as of March 31, 2018 (dollars in thousands):

	Annualized Rental Income(1)(2)					Percent of Total Annualized Rental Income Expiring	Cumulative Percentage of Annualized Rental Income Expiring
Year	Triple Net Senior Living Communities		MOBs	Wellness Centers	Total
2018	$1,828	(3)	$17,274	$—	$19,102	2.8%	2.8%
2019	721		44,753	—	45,474	6.6%	9.4%
2020	—		34,930	—	34,930	5.1%	14.5%
2021	1,492		25,315	—	26,807	3.9%	18.4%
2022	—		31,225	—	31,225	4.5%	22.9%
2023	18,366	(4)	21,318	7,546	47,230	6.9%	29.8%
2024	64,911	(5)	43,536		108,447	15.8%	45.6%
2025	—		16,470	—	16,470	2.4%	48.0%
2026	68,552		19,886	—	88,438	12.9%	60.9%
2027 and thereafter	113,964		144,050	10,550	268,564	39.1%	100.0%
Total	$269,834		$398,757	$18,096	$686,687	100.0%

Average remaining lease term for our triple net leased senior living communities, MOBs and wellness center properties (weighted by annualized rental income): 7.7 years.

(1)
Annualized rental income is based on rents pursuant to existing leases as of March 31, 2018, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Rental income amounts also include 100% of rental income as reported under GAAP from a property owned by a joint venture in which we own a 55% equity interest.

(2)
Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended March 31, 2018, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2018 — 2.4%; 2019 — 5.8%; 2020 — 4.4%; 2021 — 3.4%; 2022 — 4.0%; 2023 — 6.0%; 2024 — 13.8%; 2025 — 2.1%; 2026 — 11.2%; and thereafter — 46.9%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included in the foregoing table, the average remaining lease term for all properties (weighted by annualized rental income) would be 8.6 years.

(3)
Includes one community leased to Pacifica where the tenant has defaulted on the lease effective February 2018 and one community leased to a private senior living company where the tenant has provided notice of its exercise of its purchase option. The closing of this sale is expected to occur before the end of 2018. The annualized rental income associated with the community with the tenant purchase option is $1,305.

(4)	Includes one senior living community leased to Sunrise that we have agreed and expect to sell before the end of the second quarter of 2018.

(5)	Includes one SNF leased to Five Star that we have agreed and expect to sell before the end of 2018.

	Number of Tenants (1)					Percent of Total Number of Tenancies Expiring (1)	Cumulative Percentage of Number of Tenancies Expiring (1)
Year	Triple Net Senior Living Communities		MOBs	Wellness Centers	Total
2018	2	(2)	105	—	107	15.1%	15.1%
2019	1		100	—	101	14.2%	29.3%
2020	—		101	—	101	14.2%	43.5%
2021	1		88	—	89	12.6%	56.1%
2022	—		91	—	91	12.8%	68.9%
2023	5	(3)	44	3	52	7.3%	76.2%
2024	3	(4)	42	—	45	6.3%	82.5%
2025	—		32	—	32	4.5%	87.0%
2026	1		25	—	26	3.7%	90.7%
2027 and thereafter	12		52	1	65	9.3%	100.0%
Total	25		680	4	709	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs.

(2)
Includes one community leased to Pacifica where the tenant has defaulted on the lease effective February 2018 and one community leased to a private senior living company where the tenant has provided notice of its exercise of its purchase option. The closing of this sale is expected to occur before the end of 2018.

(3)	Includes one senior living community leased to Sunrise that we have agreed and expect to sell before the end of the second quarter of 2018.

(4)	Includes one SNF leased to Five Star that we have agreed and expect to sell before the end of 2018.

	Living Units(1)				Square Feet (2)
Year	Triple Net Senior Living Communities		Percent of Total Living Units Expiring	Cumulative Percentage of Total Living Units Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring
2018	177	(3)	0.7%	0.7%	590,191	—	590,191	4.6%	4.6%
2019	175		0.7%	1.4%	1,407,763	—	1,407,763	11.0%	15.6%
2020	—		—%	1.4%	1,458,379	—	1,458,379	11.4%	27.0%
2021	361		1.4%	2.8%	781,477	—	781,477	6.1%	33.1%
2022	—		—%	2.8%	1,159,325	—	1,159,325	9.1%	42.2%
2023	1,051	(4)	4.2%	7.0%	1,076,213	354,000	1,430,213	11.2%	53.4%
2024	6,277	(5)	25.2%	32.2%	1,679,136	—	1,679,136	13.1%	66.5%
2025	—		—%	32.2%	647,474	—	647,474	5.1%	71.6%
2026	6,857		27.5%	59.7%	658,539	—	658,539	5.1%	76.7%
2027 and thereafter	10,049		40.3%	100.0%	2,530,134	458,000	2,988,134	23.3%	100.0%
Total	24,947		100.0%		11,988,631	812,000	12,800,631	100.0%

(1)
Excludes 9,258 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units expiring in each of the following years would be: 2018 — 0.5%; 2019 — 0.5%; 2020 — 0.0%; 2021 — 1.1%; 2022 — 0.0%; 2023 — 3.1%; 2024 — 18.4%; 2025 — 0.0%; 2026 — 20.0%; and thereafter — 56.4%.

(2)	Includes 100% of square feet from a property owned by a joint venture in which we own a 55% equity interest.

(3)
Includes one community leased to Pacifica with 78 living units where the tenant has defaulted on the lease effective February 2018 and one community leased to a private senior living company with 99 living units where the tenant has provided notice of its exercise of its purchase option. The closing of this sale is expected to occur before the end of 2018.

(4)	Includes one senior living community leased to Sunrise with 354 living units that we have agreed and expect to sell before the end of the second quarter of 2018.

(5)	Includes one SNF leased to Five Star with 98 living units that we have agreed and expect to sell before the end of 2018.
During the three months ended March 31, 2018, we entered MOB lease renewals for 69,081 leasable square feet and new leases for 27,481 leasable square feet. The weighted average annual rental rate for leases entered during the quarter was $44.37 per square foot, and these rental rates were, on a weighted average basis, 6.0% above previous rents charged for the same space. Weighted average lease terms for leases entered during the first quarter of 2018 were 5.1 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered during the first quarter of 2018 totaled $1.7 million, or $17.68 per square foot on average (approximately $3.49 per square foot per year of the lease term).
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
In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although there are indications that the rate of newly started developments has recently slowed, the increased supply of senior living communities resulting from recent development activity has increased competitive pressures on our tenants and manager, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. These competitive challenges may prevent our tenants and manager from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents and returns we may receive and earn from our leased and managed senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline. In response to these competitive pressures, we have invested capital in our existing senior living communities and expect to continue to do so in order that our communities may remain competitive with newer communities.
The senior living industry is subject to extensive and frequently changing federal, state and local laws and regulations. For further information regarding these laws and regulations, and possible legislative and regulatory changes, see "Impact of Government Reimbursement" elsewhere in this Quarterly Report on Form 10-Q as well as in our Annual Report.
Our MOBs have been impacted by at least two major industry trends for the past 10 years which are continuing at this time and that have impacted our investment activities.
First, medical practices are being consolidated into hospital systems. This has caused the number of free standing medical practices to decline. At the same time, the number of multi-practice medical office buildings that are anchor leased by hospital systems which employ doctors has increased. We believe hospital systems will continue the trend of providing an increasing amount of services in off campus MOBs away from main hospital campuses in order to reduce costs and serve as many patients as possible.
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
The following table summarizes the results of operations of each of our segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Revenues:
Triple net leased senior living communities	$67,975	$67,252
Managed senior living communities	102,087	98,118
MOBs	101,151	94,646
All other operations	4,602	4,545
Total revenues	$275,815	$264,561

Net income (loss) attributable to common shareholders:
Triple net leased senior living communities	$228,363	$41,579
Managed senior living communities	8,614	2,847
MOBs	28,536	29,344
All other operations	(29,491)	(41,615)
Net income attributable to common shareholders	$236,022	$32,155
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended March 31, 2018 to the three months ended March 31, 2017.
Triple net leased senior living communities:

	All Properties				Comparable Properties (1)
	As of and For the Three Months				As of and For the Three Months
	Ended March 31,				Ended March 31,
	2018		2017		2018		2017
Total properties	233		236		233		233
# of units	24,947		26,220		24,947		24,947
Tenant operating data (2)
Occupancy	82.8%		84.5%		82.8%		84.5%
Rent coverage	1.20	x	1.26	x	1.20	x	1.26	x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2017; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended December 31, 2017 and 2016 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

Triple net leased senior living communities, all properties:

	Three Months Ended March 31,
	2018	2017	Change	% Change
Rental Income	$67,975	$67,252	$723	1.1%
Net operating income (NOI)	67,975	67,252	723	1.1%

Depreciation and amortization expense	(20,195)	(20,334)	(139)	(0.7)%
Operating income	47,780	46,918	862	1.8%

Interest expense	(571)	(5,339)	(4,768)	(89.3)%
Gain on sale of properties	181,154	—	181,154	100.0%
Net income	$228,363	$41,579	$186,784	449.2%
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
Rental income. Rental income increased primarily due to increased rents resulting from our purchase of improvements since January 1, 2017, partially offset by reduced rental income resulting from the sale of three senior living communities since January 1, 2017. Rental income includes non-cash straight line rent adjustments totaling $619 and $776 for the three months ended March 31, 2018 and 2017, respectively. Rental income increased year over year on a comparable property basis by $1,085, primarily as a result of our purchase of improvements at certain of these communities that we have owned continuously since January 1, 2017 and the resulting increased rent, pursuant to the terms of the applicable leases.
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
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily as a result of the sale of three senior living communities and the classification of two communities as held for sale since January 1, 2017, partially offset by our purchase of improvements since January 1, 2017.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $277,837 in aggregate principal amount of mortgage notes in April 2017 with a weighted average annual interest rate of 6.7%, as well as regularly scheduled amortization of mortgage notes secured by these communities.
Gain on sale of properties. Gain on sale of properties is the result of our sale of two senior living communities in March 2018.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and For the Three Months		As of and For the Three Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
Total properties	72	68	68	68
# of units	9,258	8,798	8,814	8,814
Occupancy	85.8%	86.0%	85.8%	86.0%
Average monthly rate (2)	$4,308	$4,322	$4,336	$4,322

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since January 1, 2017; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.
Managed senior living communities, all properties:

	Three Months Ended March 31,
	2018	2017	Change	% Change
Residents fees and services	$102,087	$98,118	$3,969	4.0%
Property operating expenses	(77,205)	(73,880)	3,325	4.5%
Net operating income (NOI)	24,882	24,238	644	2.7%

Depreciation and amortization expense	(14,811)	(20,215)	(5,404)	(26.7)%
Operating income	10,071	4,023	6,048	150.3%

Interest expense	(1,327)	(1,176)	151	12.8%
Loss on early extinguishment of debt	(130)	—	130	100.0%
Net income	$8,614	$2,847	$5,767	202.6%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to our acquisitions since January 1, 2017, partially offset by a decrease in average monthly rates for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions since January 1, 2017 and increased costs associated with staffing.
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
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since January 1, 2017, partially offset by an increase in depreciation expense due to our acquisitions and purchase of improvements since January 1, 2017.
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities.  The increase in interest expense is due to our assumption of a $16,748 mortgage note in connection with our acquisition of a senior living community in February 2018, partially offset by our prepayment of a $4,330 mortgage note in January 2018, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of $4,330 of mortgage notes in January 2018.
Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since January 1, 2017; excludes communities classified as held for sale, if any):

	Three Months Ended March 31,
	2018	2017	Change	% Change
Residents fees and services	$98,407	$98,118	$289	0.3%
Property operating expenses	(74,550)	(73,885)	665	0.9%
Net operating income (NOI)	23,857	24,233	(376)	(1.6)%

Depreciation and amortization expense	(12,782)	(20,212)	(7,430)	(36.8)%
Operating income	11,075	4,021	7,054	175.4%

Interest expense	(1,179)	(1,176)	3	0.3%
Loss on early extinguishment of debt	(130)	—	130	100.0%
Net income	$9,766	$2,845	$6,921	243.3%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased modestly year over year on a comparable property basis primarily due to an increase in occupancy, partially offset by a decrease in average monthly rates for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increased costs associated with staffing.
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
Depreciation and amortization expense. Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since January 1, 2017, partially offset by an increase in depreciation expense due to our acquisitions and purchases of improvements since January 1, 2017.
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities. Interest expense remained consistent on a year over year basis.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of $4,330 of mortgage notes in January 2018.

MOBs:

	All Properties		Comparable Properties (1)
	As of and For the Three Months		As of and For the Three Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
Total properties	129	120	119	119
Total buildings	155	146	145	145
Total square feet (2)	12,602	11,552	11,436	11,435
Occupancy (3)	95.1%	96.4%	94.9%	96.3%

(1)
Consists of MOBs we have owned continuously since January 1, 2017; includes our MOB (two buildings) that is owned in a joint venture arrangement; excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.
MOBs, all properties:

	Three Months Ended March 31,
	2018	2017	Change	% Change
Rental income	$101,151	$94,646	$6,505	6.9%
Property operating expenses	(30,938)	(27,177)	3,761	13.8%
Net operating income (NOI)	70,213	67,469	2,744	4.1%

Depreciation and amortization expense	(34,385)	(31,678)	2,707	8.5%
Operating income	35,828	35,791	37	0.1%

Interest expense	(5,909)	(6,321)	(412)	(6.5)%
Net income	29,919	29,470	449	1.5%
Net income attributable to noncontrolling interest	(1,383)	(126)	1,257	997.6%
Net income attributable to common shareholders	$28,536	$29,344	$(808)	(2.8)%
Rental income. Rental income increased primarily due to rents from MOBs we acquired since January 1, 2017, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $2,236 and $2,515 and net amortization of approximately $1,326 and $1,236 of above and below market lease adjustments for the three months ended March 31, 2018 and 2017, respectively.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, property management fees, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily due to our acquisitions since January 1, 2017, as well as certain changes at our comparable MOB properties discussed below.
Net operating income. NOI increased due to the increase in rental income, partially offset by the increase in property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to our acquisitions since January 1, 2017, an increase in the amortization of leasing costs and depreciation expense on fixed assets and an increase in amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties. The decrease in interest expense is the result of our prepayment of $27,789 in aggregate principal amount of mortgage notes since January 1, 2017 with a weighted average annual interest rate of 6.3%, as well as the regularly scheduled amortization of mortgage notes secured by these properties.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through the joint venture agreement we entered in March 2017.
MOBs, comparable properties (MOBs we have owned continuously since January 1, 2017; includes our MOB (two buildings) that is owned in a joint venture arrangement; excludes properties classified as held for sale, if any):

	Three Months Ended March 31,
	2018	2017	Change	% Change
Rental income	$94,263	$94,168	$95	0.1%
Property operating expenses	(28,676)	(26,965)	1,711	6.3%
Net operating income (NOI)	65,587	67,203	(1,616)	(2.4)%

Depreciation and amortization expense	(31,327)	(31,502)	(175)	(0.6)%
Operating income	34,260	35,701	(1,441)	(4.0)%

Interest expense	(5,907)	(6,321)	(414)	(6.5)%
Net income	28,353	29,380	(1,027)	(3.5)%
Net income attributable to noncontrolling interest	(1,383)	(126)	1,257	997.6%
Net income attributable to common shareholders	$26,970	$29,254	$(2,284)	(7.8)%
Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses at certain of these properties, partially offset by reduced occupancy. Rental income includes non-cash straight line rent adjustments totaling $1,938 and $2,488 and net amortization of approximately $1,373 and $1,238 of above and below market lease adjustments for the three months ended March 31, 2018 and 2017, respectively.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily due to increases in consulting fees related to a strategic sourcing project that we believe will reduce future operating and capital expenditures and other direct costs of operating these properties.
Net operating income. NOI reflects the net changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense.  Depreciation and amortization expense decreased primarily due to a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms, partially offset by an increase in depreciation expense on fixed assets acquired since January 1, 2017.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties. The decrease in interest expense is the result of our prepayment of $27,789 in aggregate principal amount of mortgage notes since January 1, 2017 with an annual interest rate of 6.3%, as well as the regularly scheduled amortization of mortgage notes secured by these properties.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through the joint venture agreement we entered in March 2017.

All other operations(1):

	Three Months Ended March 31,
	2018	2017	Change	% Change
Rental income	$4,602	$4,545	$57	1.3%

Expenses:
Depreciation and amortization expense	(948)	(948)	—	—%
General and administrative	(25,118)	(15,083)	10,035	66.5%
Acquisition and certain other transaction related costs	(20)	(292)	(272)	(93.2)%
Total expenses	(26,086)	(16,323)	9,763	59.8%

Operating loss	(21,484)	(11,778)	9,706	82.4%

Dividend income	659	659	—	—%
Unrealized gains and losses on equity securities, net	27,241	—	27,241	100.0%
Interest and other income	54	120	(66)	(55.0)%
Interest expense	(35,745)	(30,652)	5,093	16.6%
Net income	(29,275)	(41,651)	(12,376)	(29.7)%
Income tax expense	(260)	(92)	168	182.6%
Equity in earnings of an investee	44	128	(84)	(65.6)%
Net loss	$(29,491)	$(41,615)	$(12,124)	(29.1)%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $138 for each of the three months ended March 31, 2018 and 2017. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations for each of the three months ended March 31, 2018 and 2017.
Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since January 1, 2017. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreements, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to $14,347 of estimated business management incentive fees that we recognized for the three months ended March 31, 2018 as a result of our total shareholder return exceeding the returns for the SNL U.S. REIT Healthcare index over the applicable measurement period, compared to $3,266 of business management incentive fees that we recognized for the three months ended March 31, 2017. This increase was partially offset by decreases in equity compensation expense and business management fees as a result of lower market prices for our common shares during the three months ended March 31, 2018.
Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include legal and diligence costs incurred in connection with our acquisition, disposition and operations transition activities that we expensed under GAAP.
Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc.
Unrealized gains and losses on equity securities, net. Unrealized gains and losses on equity securities, net, represents the net unrealized gains to adjust our investments in RMR Inc. and Five Star to their fair value in accordance with a change in GAAP effective January 1, 2018.
Interest and other income.  The decrease in interest and other income is primarily due to decreased average investable cash on hand.

Interest expense.  Interest expense increased primarily due to our February 2018 issuance of $500,000 of 4.75% senior unsecured notes due 2028 and increases in LIBOR rates, resulting in an increase in interest expense on our revolving credit facility and term loans, partially offset by a lower balance on our revolving credit facility.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We provide below calculations of our funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three months ended March 31, 2018 and 2017. These measures should be considered in conjunction with net income, net income attributable to common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income attributable to common shareholders or operating income as indicators of our operating performance or as measures of our liquidity. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or Nareit, which is net income attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization and the difference between net income attributable to common shareholders and FFO attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from Nareit’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude acquisition and certain other transaction related costs expensed under GAAP such as legal and professional fees associated with our acquisition and disposition activities, gains and losses on early extinguishment of debt, if any, unrealized gains and losses on equity securities, net, if any, and Normalized FFO from noncontrolling interest, net of FFO, if any. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributable to common shareholders and operating income. We believe that FFO and Normalized FFO provide useful information to investors, because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
Our calculations of FFO and Normalized FFO for the three months ended March 31, 2018 and 2017 and reconciliations of net income attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO, Normalized FFO and net income attributable to common shareholders per share for these periods.

	Three Months Ended March 31,
	2018	2017
Net income attributable to common shareholders	$236,022	$32,155
Depreciation and amortization expense	70,339	73,175
FFO allocated to noncontrolling interest	(5,300)	(456)
Gain on sale of properties	(181,154)	—
FFO	119,907	104,874

Estimated business management incentive fees (1)	14,347	3,266
Acquisition and certain other transaction related costs	20	292
Loss on early extinguishment of debt	130	—
Unrealized gains and losses on equity securities, net	(27,241)	—
Normalized FFO	$107,163	$108,432

Weighted average common shares outstanding (basic)	237,478	237,391
Weighted average common shares outstanding (diluted)	237,493	237,416

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.99	$0.14
FFO	$0.50	$0.44
Normalized FFO	$0.45	$0.46
Distributions declared per common share	$0.39	$0.39

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
The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of net income to NOI for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Reconciliation of Net Income to NOI:
Net income	$237,405	$32,281
Gain on sale of properties	(181,154)	—
Income before gain on sale of properties	56,251	32,281

Equity in earnings of an investee	(44)	(128)
Income tax expense	260	92
Income from continuing operations before income tax expense and equity in earnings of an investee	56,467	32,245
Loss on early extinguishment of debt	130	—
Interest expense	43,552	43,488
Interest and other income	(54)	(120)
Unrealized gains and losses on equity securities, net	(27,241)	—
Dividend income	(659)	(659)
Operating income	72,195	74,954

Acquisition and certain other transaction related costs	20	292
General and administrative expense	25,118	15,083
Depreciation and amortization expense	70,339	73,175
Total NOI	$167,672	$163,504

Triple net leased communities NOI	$67,975	$67,252
Managed communities NOI	24,882	24,238
MOB NOI	70,213	67,469
All other operations NOI	4,602	4,545
Total NOI	$167,672	$163,504

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds to meet operating and capital expenses and debt service obligations and to pay distributions on our common shares are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities and borrowings under our revolving credit facility. We believe that these sources will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

•	our ability to maintain or increase the occupancy of, and the rental rates at, our properties;

•	our ability to control operating expenses and capital expenses at our properties;

•	our manager's ability to operate our managed senior living communities so as to maintain or increase our returns; and

•	our ability to purchase additional properties which produce cash flows in excess of our cost of acquisition capital and the related property operating expenses.
Our Operating Liquidity and Resources
We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 were as follows: (1) cash provided by operating activities decreased to $84.0 million in 2018 from $114.1 million in 2017; (2) cash provided by investing activities increased to $80.3 million in 2018 from cash used in investing activities of $44.5 million in 2017; and (3) cash used in financing activities increased to $158.5 million in 2018 from $69.8 million in 2017.
The decrease in cash provided by operating activities for the three months ended March 31, 2018 compared to the prior year was primarily due to the payment of business management incentive fee expense of $55.7 million in January 2018. Cash provided by investing activities increased in 2018 primarily due to proceeds from the sale of properties during the three months ended March 31, 2018, partially offset by acquisitions during the three months ended March 31, 2018. The increase in cash used in financing activities for the three months ended March 31, 2018 compared to the prior year was due primarily to repayments of amounts outstanding under our revolving credit facility during the three months ended March 31, 2018, partially offset by net proceeds from our February 2018 issuance of senior unsecured notes.
Our Investment and Financing Liquidity and Resources
As of March 31, 2018, we had $39.2 million of cash and cash equivalents and $945.0 million available to borrow under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes.
In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2.0 billion. Our revolving credit facility requires annual interest to be paid on borrowings at the rate of LIBOR plus a premium (currently 120 basis points per annum) that is subject to adjustment based upon changes to our credit ratings, plus a facility fee of 25 basis points per annum on the total amount of lending commitments. As of March 31, 2018, the annual interest rate required on borrowings under our revolving credit facility was 2.9%. As of March 31, 2018 and May 9, 2018, we had $55.0 million and $35.0 million outstanding under our revolving credit facility, respectively.
When significant amounts are outstanding under our revolving credit facility, or as the maturities of our indebtedness approach, we intend to explore refinancing alternatives. Such alternatives may include incurring additional debt, selling certain properties and issuing new equity securities. In addition, we may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also assume debt in connection with our acquisitions of properties or place new debt on properties we own.
We have a $350.0 million unsecured term loan that matures on January 15, 2020. This term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of March 31, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.1%.
We also have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 135 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of March 31, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.2%.
In January 2018, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $4.3 million, a maturity date in September 2043 and an annual interest rate of 4.375%. We funded this prepayment with cash on hand.
In February 2018, we issued $500.0 million of 4.75% senior unsecured notes due 2028. We used the net proceeds of this offering to reduce amounts outstanding under our revolving credit facility.

In January 2018, we acquired three MOBs (three buildings) located in Kansas, Missouri and California with a total of approximately 400,000 square feet for an aggregate purchase price of approximately $91.2 million, excluding closing costs. We funded these acquisitions with cash on hand and borrowings under our revolving credit facility.
In March 2018, we acquired one MOB (one building) located in Virginia with approximately 135,000 square feet for a purchase price of approximately $22.8 million, including the assumption of a $11.1 million mortgage note and excluding closing costs. We funded this acquisition with cash on hand, borrowings under our revolving credit facility and the assumption of the mortgage note described above.
In November 2017, we entered a transaction agreement with Five Star pursuant to which we agreed to acquire six senior living communities from Five Star. In December 2017, we acquired two of these senior living communities for approximately $39.2 million, excluding closing costs. In January 2018, we acquired one of these senior living communities for approximately $19.7 million, excluding closing costs. In February 2018, we acquired one of these senior living communities for approximately $22.3 million, including the assumption of a $16.7 million mortgage note and excluding closing costs. We funded these acquisitions with cash on hand, borrowings under our revolving credit facility and the assumption of the mortgage note described above. In connection with our acquisition of these senior living communities, we entered management and pooling agreements with Five Star for Five Star to manage these senior living communities for us. The closings of the acquisitions of the remaining two senior living communities for an aggregate purchase price of $23.3 million, including the assumption of approximately $16.8 million of mortgage notes, are expected to occur by the end of the second quarter of 2018 as third party approvals are received and we expect to enter management and pooling agreements with Five Star concurrent with those acquisitions.
In March 2018, we sold two triple net leased senior living communities that were leased to Sunrise for an aggregate sales price of $217.0 million, excluding closing costs, resulting in a gain of approximately $181.2 million. We have agreed to sell an additional senior living community leased to Sunrise, and we expect the closing of this sale to occur before the end of the second quarter of 2018. We expect to realize a gain of approximately $80.0 million related to this sale. We recognized rental income of $2.8 million during the three months ended March 31, 2018 related to these three communities.
In March 2018, we agreed to sell one SNF leased to Five Star for approximately $6.5 million, excluding closing costs. We expect the closing of this sale to occur before the end of 2018. Rental income will be reduced in accordance with our lease with Five Star upon the sale of this SNF.
Our pending acquisitions and sales are subject to conditions; accordingly, we may not acquire or sell these properties, as applicable, or these acquisitions or sales may be delayed or the terms of these acquisitions or sales and any related management and pooling agreements may change.
During the three months ended March 31, 2018, we invested $2.2 million in capital improvements at certain of our triple net leased senior living communities, and, as a result, annualized rental income payable to us increased by approximately $150,000 pursuant to the terms of the applicable leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.
During the three months ended March 31, 2018 and 2017, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
MOB tenant improvements (1)	$1,600	$2,265
MOB leasing costs (2)	422	1,090
MOB building improvements (3)	2,556	1,583
Managed senior living communities capital improvements	2,407	3,786
Development, redevelopment and other activities (4)	3,221	9,492
Total capital expenditures	$10,206	$18,216

(1)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and tenant inducements.

(3)	MOB building improvements generally include capital expenditures to replace obsolete building components and capital expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of acquisition of a property and incurred within a short period thereafter and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

During the three months ended March 31, 2018, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	27	69	96
Total leasing costs and concession commitments (1)	$1,030	$677	$1,707
Total leasing costs and concession commitments per square foot (1)	$37.49	$9.80	$17.68
Weighted average lease term (years) (2)	4.9	5.1	5.1
Total leasing costs and concession commitments per square foot per year (1)	$7.59	$1.93	$3.49

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of March 31, 2018, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.
As of March 31, 2018, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our MOBs of approximately $21.8 million.
On February 22, 2018, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.7 million, that was declared on January 19, 2018 and was payable to shareholders of record on January 29, 2018. On April 19, 2018, we declared a regular quarterly distribution payable to common shareholders of record on April 30, 2018 of $0.39 per share, or approximately $92.7 million. We expect to pay this distribution on or about May 17, 2018 using cash on hand and borrowings under our revolving credit facility.
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

Off Balance Sheet Arrangements
As of March 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at March 31, 2018 were: (1) outstanding borrowings under our $1.0 billion unsecured revolving credit facility; (2) seven public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $500.0 million principal amount at an annual interest rate of 4.75% due 2028, (f) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (g) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount unsecured term loan due 2020; (4) our $200.0 million principal amount unsecured term loan due 2022; and (5) $818.5 million aggregate principal amount of mortgage notes secured by 24 of our properties (25 buildings) with maturity dates between 2018 and 2043. We also have two properties subject to capital leases with lease obligations totaling $10.5 million at March 31, 2018; these capital leases expire, and our purchase option commences, beginning in 2026. We had $55.0 million outstanding under our revolving credit facility as of March 31, 2018. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contain covenants which restrict our ability to make distributions to our shareholders in certain circumstances. As of March 31, 2018, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.
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
The loan agreements governing the aggregate $620.0 million secured debt financing on the property owned by our joint venture contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust, which is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: Five Star, which is our former subsidiary and largest tenant and the manager of our managed senior living communities and of which we owned, as of March 31, 2018, 8.4% of its outstanding common shares and Adam D. Portnoy beneficially owned, as of March 31, 2018, directly and indirectly as sole trustee of ABP Trust, 35.6% of its outstanding common shares; and AIC, of which we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 3, 9, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with Five Star and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Impact of Government Reimbursement
For the three months ended March 31, 2018, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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
For more information regarding the government healthcare funding and regulation of our business, please see the section captioned “Business-Government Regulation and Reimbursement” in our Annual Report and the section captioned “Impact of Government Reimbursement” in our Annual Report.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2017. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt
At March 31, 2018, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$500,000	4.75%	$23,750	2028	Semi-Annually
Senior unsecured notes	400,000	3.25%	13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage notes	12,493	6.31%	788	2018	Monthly
Mortgage notes	11,803	6.24%	737	2018	Monthly
Mortgage notes	67,182	4.47%	3,003	2018	Monthly
Mortgage note	6,394	4.69%	300	2019	Monthly
Mortgage notes	43,320	3.79%	1,642	2019	Monthly
Mortgage note	2,465	7.49%	185	2022	Monthly
Mortgage note	13,596	6.28%	854	2022	Monthly
Mortgage note	11,340	4.85%	550	2022	Monthly
Mortgage note	16,711	6.64%	1,110	2023	Monthly
Mortgage notes (2)	620,000	3.53%	21,886	2026	Monthly
Mortgage note	2,118	6.25%	132	2033	Monthly
Mortgage note	11,035	4.44%	490	2043	Monthly
	$3,068,457		$149,382

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
No principal repayments are due under our unsecured notes until maturity. Our mortgage notes generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.
If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $30.7 million.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2018, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those obligations by approximately $48.3 million.
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

Floating Rate Debt
At March 31, 2018, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility under which we had $55.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan. Our revolving credit facility matures on January 15, 2022 and subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2023. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan and our $200.0 million term loan are prepayable without penalty at any time.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2018 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2018	3.11%	$605,000	$18,816	$0.08
One percentage point increase	4.11%	$605,000	$24,866	$0.10

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of March 31, 2018.

(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended March 31, 2018.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2018 if we were fully drawn on our revolving credit facility and our term loans remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2018	3.00%	$1,550,000	$46,500	$0.20
One percentage point increase	4.00%	$1,550,000	$62,000	$0.26

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of March 31, 2018.

(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended March 31, 2018.
The foregoing tables show the impact of an immediate increase in floating interest rates. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the amount of our borrowings outstanding under our revolving credit facility or other floating rate debt.
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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” , "WILL", "MAY" AND     NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	THE ABILITY OF THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES TO MAINTAIN AND INCREASE OCCUPANCY, REVENUES AND OPERATING INCOME AT THOSE COMMUNITIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

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

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, FIVE STAR, RMR LLC, RMR INC., AIC, AND OTHERS AFFILIATED WITH THEM, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
FOR EXAMPLE:

•	FIVE STAR IS OUR LARGEST TENANT AND THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES AND IT MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

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

•
WE INTEND TO CONDUCT OUR BUSINESS ACTIVITIES IN A MANNER THAT WILL AFFORD US REASONABLE ACCESS TO CAPITAL FOR INVESTMENT AND FINANCING ACTIVITIES. HOWEVER, WE MAY NOT SUCCEED IN THIS REGARD AND WE MAY NOT HAVE REASONABLE ACCESS TO CAPITAL,

•
FOR THE THREE MONTHS ENDED MARCH 31, 2018, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUES ARE DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS AND OUR BECOMING MORE DEPENDENT ON GOVERNMENT PAYMENTS,

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

•
AS OF MARCH 31, 2018, WE HAD ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $21.8 MILLION. IT IS DIFFICULT TO ACCURATELY ESTIMATE TENANT SPACE PREPARATION COSTS. OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

•
WE MAY NOT BE ABLE TO SELL PROPERTIES THAT WE MAY DETERMINE TO OFFER FOR SALE ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND WE MAY INCUR LOSSES ON ANY SUCH SALES OR IN CONNECTION WITH DECISIONS TO PURSUE SELLING OUR PROPERTIES,

•
WE AGREED TO ACQUIRE TWO SENIOR LIVING COMMUNITIES FOR APPROXIMATELY $23.3 MILLION, INCLUDING OUR ASSUMPTION OF APPROXIMATELY $16.8 MILLION OF MORTGAGE DEBT AND EXCLUDING CLOSING COSTS. WE EXPECT TO ENTER MANAGEMENT AND POOLING AGREEMENTS WITH FIVE STAR FOR FIVE STAR TO MANAGE THESE SENIOR LIVING COMMUNITIES FOR US. THESE ACQUISITIONS ARE SUBJECT TO CONDITIONS. THESE CONDITIONS MAY NOT BE MET AND THESE ACQUISITIONS AND ANY RELATED MANAGEMENT AND POOLING AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED BEYOND THE SECOND QUARTER OF 2018 OR THEIR TERMS MAY CHANGE,

•
WE AGREED TO SELL TWO SENIOR LIVING COMMUNITIES FOR AN AGGREGATE SALES PRICE OF APPROXIMATELY $102.5 MILLION, EXCLUDING CLOSING COSTS. THESE SALES ARE SUBJECT TO CONDITIONS. THESE CONDITIONS MAY NOT BE MET AND THESE SALES MAY NOT OCCUR, MAY BE DELAYED OR THEIR TERMS MAY CHANGE,

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

•	THE CONSULTING FEES WE HAVE INCURRED MAY NOT REDUCE OUR FUTURE OPERATING AND CAPITAL EXPENDITURE COSTS AS WE EXPECT, AND SUCH COSTS MAY IN FACT INCREASE.
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
THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR OTHER FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2018:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	4,628	$19.15	—	$—
Total	4,628	$19.15	—	$—

(1) This common share purchase was made to satisfy tax withholding and payment obligations of a former RMR LLC employees in connection with the vesting of awards of our common shares. We purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on December 29, 2017.

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

4.10
Second Supplemental Indenture, dated as of February 12, 2018, between the Company and U.S. Bank National Association, related to 4.75% Senior Notes due 2028, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

4.11
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.1	First Amendment to Transaction Agreement, dated as of March 29, 2018, between the Company and Five Star Senior Living Inc. (Filed herewith.)
10.2	Representative form of Indemnification Agreement.(+) (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ Jennifer F. (Francis) Mintzer
Jennifer F. (Francis) Mintzer
President and Chief Operating Officer

Dated: May 10, 2018

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: May 10, 2018