Form 10-Q
period 2018-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2018-08-07
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of registrant’s common shares outstanding as of August 6, 2018: 237,643,781

SENIOR HOUSING PROPERTIES TRUST
FORM 10-Q

June 30, 2018

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$847,028	$824,879
Buildings and improvements	7,140,704	6,999,884
	7,987,732	7,824,763
Accumulated depreciation	(1,555,754)	(1,454,477)
	6,431,978	6,370,286

Cash and cash equivalents	30,657	31,238
Restricted cash	108,704	16,083
Acquired real estate leases and other intangible assets, net	472,272	472,265
Other assets, net	392,025	404,147
Total assets	$7,435,636	$7,294,019

LIABILITIES AND EQUITY
Unsecured revolving credit facility	$64,000	$596,000
Unsecured term loans, net	547,873	547,460
Senior unsecured notes, net	2,214,856	1,725,662
Secured debt and capital leases, net	843,623	805,404
Accrued interest	26,015	17,987
Assumed real estate lease obligations, net	91,080	96,018
Other liabilities	204,616	228,300
Total liabilities	3,992,063	4,016,831

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,643,781 and 237,630,409 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,376	2,376
Additional paid in capital	4,609,522	4,609,316
Cumulative net income	2,213,533	1,766,495
Cumulative other comprehensive income	(281)	87,231
Cumulative distributions	(3,545,818)	(3,360,468)
Total equity attributable to common shareholders	3,279,332	3,104,950
Noncontrolling interest:
Total equity attributable to noncontrolling interest	164,241	172,238
Total equity	3,443,573	3,277,188
Total liabilities and equity	$7,435,636	$7,294,019
 See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$174,585	$166,647	$348,313	$333,090
Residents fees and services	102,663	98,366	204,750	196,484
Total revenues	277,248	265,013	553,063	529,574

Expenses:
Property operating expenses	110,092	102,795	218,235	203,851
Depreciation and amortization	72,300	69,669	142,639	142,844
General and administrative	29,078	22,922	54,196	38,005
Acquisition and certain other transaction related costs	77	—	97	292
Impairment of assets	548	5,082	548	5,082
Total expenses	212,095	200,468	415,715	390,074

Operating income	65,153	64,545	137,348	139,500

Dividend income	659	659	1,318	1,319
Unrealized gains and losses on equity securities, net	23,265	—	50,506	—
Interest and other income	60	76	114	195
Interest expense	(44,813)	(40,800)	(88,365)	(84,289)
Loss on early extinguishment of debt	—	(7,353)	(130)	(7,353)
Income from continuing operations before income tax expense and equity in earnings of an investee	44,324	17,127	100,791	49,372
Income tax expense	(105)	(99)	(365)	(191)
Equity in earnings of an investee	7	374	51	502
Income before gain on sale of properties	44,226	17,402	100,477	49,683
Gain on sale of properties	80,762	—	261,916	—
Net income	124,988	17,402	362,393	49,683
Net income attributable to noncontrolling interest	(1,401)	(1,360)	(2,784)	(1,486)
Net income attributable to common shareholders	$123,587	$16,042	$359,609	$48,197

Other comprehensive income:
Unrealized gain (loss) on investments in available for sale securities	—	(4,995)	—	19,050
Amounts reclassified from cumulative other comprehensive income to net income	—	5,082	—	5,082
Equity in unrealized (loss) gain of an investee	10	58	(83)	180
Other comprehensive (loss) income	10	145	(83)	24,312
Comprehensive income	124,998	17,547	362,310	73,995
Comprehensive income attributable to noncontrolling interest	(1,401)	(1,360)	(2,784)	(1,486)
Comprehensive income attributable to common shareholders	$123,597	$16,187	$359,526	$72,509

Weighted average common shares outstanding (basic)	237,487	237,399	237,483	237,395
Weighted average common shares outstanding (diluted)	237,529	237,445	237,506	237,433

Per common share amounts (basic and diluted):
Net income attributable to common shareholders	$0.52	$0.07	$1.51	$0.20

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$362,393	$49,683
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	142,639	142,844
Amortization of debt issuance costs and debt discounts and premiums	2,953	2,803
Straight line rental income	(6,023)	(6,865)
Amortization of acquired real estate leases and other intangible assets	(2,797)	(2,610)
Loss on early extinguishment of debt	130	7,353
Impairment of assets	548	5,082
Gain on sale of properties	(261,916)	—
Unrealized gains and losses on equity securities, net	(50,506)	—
Other non-cash adjustments	(1,886)	(1,887)
Equity in earnings of an investee	(51)	(502)
Change in assets and liabilities:
Other assets	4,742	7,094
Accrued interest	8,028	(985)
Other liabilities	(19,130)	9,487
Net cash provided by operating activities	179,124	211,497

Cash flows from investing activities:
Real estate acquisitions and deposits	(129,493)	(15,146)
Real estate improvements	(41,061)	(57,067)
Proceeds from sale of properties	332,389	—
Net cash provided by (used in) investing activities	161,835	(72,213)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net	491,560	—
Proceeds from borrowings on revolving credit facility	429,000	501,000
Repayments of borrowings on revolving credit facility	(961,000)	(394,000)
Repayment of other debt	(7,832)	(302,476)
Loss on early extinguishment of debt settled in cash	(130)	(5,485)
Payment of debt issuance costs	(4,296)	—
Repurchase of common shares	(90)	(11)
Proceeds from noncontrolling interest, net	—	255,813
Distributions to noncontrolling interest	(10,781)	(3,483)
Distributions to shareholders	(185,350)	(185,284)
Net cash used in financing activities	(248,919)	(133,926)

Increase in cash and cash equivalents and restricted cash	92,040	5,358
Cash and cash equivalents and restricted cash at beginning of period	47,321	35,578
Cash and cash equivalents and restricted cash at end of period	$139,361	$40,936

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental cash flows information:
Interest paid	$77,385	$82,470
Income taxes paid	$439	$441

Non-cash investing activities:
Acquisitions funded by assumed debt	$(44,386)	$—

Non-cash financing activities:
Assumption of mortgage notes payable	$44,386	$—
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2018	2017
Cash and cash equivalents	$30,657	$27,160
Restricted cash	108,704	13,776
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$139,361	$40,936

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
In March 2017, we entered a joint venture with a sovereign investor for one of our properties leased to medical providers, medical related business, clinics and biotech laboratory tenants, or MOBs (two buildings), located in Boston, Massachusetts. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification. We concluded that we must consolidate this VIE because we have the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,080,268 and $1,102,986 as of June 30, 2018 and December 31, 2017, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $716,127 and $720,678 as of June 30, 2018 and December 31, 2017, respectively, and consist primarily of the debt securing the property. The sovereign investor's interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Note 6 for further information about this joint venture.
Note 2.  Recent Accounting Pronouncements
On January 1, 2018, we adopted FASB Accounting Standards Update, or ASU, No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. A substantial portion of our total revenues, including residents fees and services which relate to contracts with residents for housing services at properties leased to our taxable REIT subsidiaries, or TRSs, consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. Our contracts with residents that are within the scope of ASU No. 2014-09 are generally short term in nature. We have adopted ASU No. 2014-09 using the modified retrospective approach. The adoption of ASU No. 2014-09 did not have a material impact on the amount or timing of our revenue recognition in our condensed consolidated financial statements.
On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The implementation of ASU No. 2016-01 resulted in the reclassification of historical changes in the fair value of our available for sale equity securities of $86,572 from cumulative other comprehensive income to cumulative net income. We also reclassified $841 from cumulative other comprehensive income to cumulative net income for our share of cumulative other comprehensive income of our equity method investee. Effective January 1, 2018, changes in the fair value of our equity securities are recorded through earnings in accordance with ASU No. 2016-01.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU No. 2016-18 also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. As a result, amounts included in restricted cash in our condensed consolidated balance sheets are presented with cash and cash equivalents in our condensed consolidated statements of cash flows to the related captions in the condensed consolidated balance sheets. Restricted cash totaled $108,704 and $13,776 as of June 30, 2018 and 2017, respectively. The implementation of ASU No. 2016-18 resulted in a $9,947 decrease to net cash provided by operating activities for the six months ended June 30, 2017. The adoption of ASU No. 2016-18 did not change our balance sheet presentation.
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
In June 2018, the FASB issued ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. ASU No. 2018-7 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2018-7 will have in our condensed consolidated financial statements.
Note 3.  Real Estate Properties
At June 30, 2018, we owned 443 properties (469 buildings) located in 42 states and Washington, D.C.
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
In March 2018, we acquired one MOB (one building) located in Virginia with approximately 135,000 square feet for a purchase price of approximately $23,275, including our assumption of a $11,050 mortgage note and closing costs of $525.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

The table below represents the purchase price allocations (including net closing adjustments) of the MOB acquisitions that closed during the six months ended June 30, 2018, as described above:

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
Senior Living Community Acquisitions:
In November 2017, we entered a transaction agreement with Five Star Senior Living Inc., or Five Star, pursuant to which we agreed to acquire six senior living communities from Five Star. In December 2017, we acquired two of these senior living communities located in Alabama and Indiana with a combined 229 living units for $39,457, including closing costs of $307. In January 2018, we acquired one of these senior living communities located in Tennessee with 88 living units for $19,868, including closing costs of $201. In February 2018, we acquired one of these senior living communities located in Arizona with 127 living units for $22,622, including our assumption of approximately $16,748 of mortgage debt principal and closing costs of $372. In June 2018, we acquired the remaining two of these senior living communities located in Tennessee with a combined 151 living units for $23,860, including our assumption of approximately $16,588 of mortgage debt principal and closing costs of $560. In connection with our acquisitions of these senior living communities, we entered management and pooling agreements with Five Star for Five Star to manage these senior living communities for us.
The table below represents the purchase price allocations (including net closing adjustments) of the senior living community acquisitions that closed during the six months ended June 30, 2018, as described above:

Date	Location	Leased/Managed	Number of Properties	Units	Cash Paid Plus Assumed Debt (1)	Land	Building and Improvements	FF&E	Acquired Real Estate Intangible Assets	Assumed Debt	Premium on Assumed Debt
January 2018	Tennessee	Managed	1	88	$19,868	$580	$14,884	$1,209	$3,195	$—	$—
February 2018	Arizona	Managed	1	127	22,622	2,017	17,123	390	4,451	16,748	(1,359)
June 2018	Tennessee	Managed	2	151	23,860	965	17,910	1,628	3,843	16,588	(486)
			4	366	$66,350	$3,562	$49,917	$3,227	$11,489	$33,336	$(1,845)

(1)	Cash paid plus assumed debt, if any, includes closing costs.
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
During the three months ended June 30, 2018, we recorded an impairment charge of $548 to write off an acquired lease intangible asset associated with a lease default at one of our triple net leased senior living communities, which was leased to a third party private operator. In June 2018, we reached an agreement with this tenant and its guarantor to settle past due

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

amounts, terminate the lease and transfer operations, and, in connection with this agreement, we received $2,150. We entered a management agreement with Five Star to operate this community for our account under a TRS structure.

We did not record any impairment charges for our real estate properties during the six months ended June 30, 2017. See Note 5 for further information regarding other than temporary impairment losses recorded in 2017 relating to our investments in equity securities.

Dispositions:
In March 2018, we sold two senior living communities that were leased to Sunrise Senior Living LLC, or Sunrise, for an aggregate sales price of $217,000, excluding closing costs, resulting in a gain of $181,154. In May 2018, we sold one senior living community leased to Sunrise for a sales price of $96,000, excluding closing costs, resulting in a gain of $78,856. We recognized rental income of $728 and $3,505 during the three and six months ended June 30, 2018, respectively, related to these three senior living communities. We currently have $94,348 of proceeds from the sale of a senior living community in May 2018 that are being held in trust for our benefit to fund future acquisitions by us. These proceeds from the sale are classified as restricted cash in our condensed consolidated balance sheets.
In June 2018, we sold one skilled nursing facility, or SNF, a type of senior living community, that was leased to Five Star and one senior living community that was leased to a private operator, where the tenant exercised its purchase option, for a combined sales price of approximately $21,865, excluding closing costs, resulting in a net gain of $1,906. Pursuant to the terms of our lease with Five Star, our annual rental income decreased by $650 from the sale of the SNF that was previously leased to Five Star. We recognized rental income of $331 and $664 during the three and six months ended June 30, 2018, respectively, related to the senior living community that was leased to a private operator.
Note 4.  Indebtedness
Our principal debt obligations at June 30, 2018 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) seven public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $500,000 principal amount at an annual interest rate of 4.75% due 2028, (f) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (g) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount unsecured term loan due 2020; (4) our $200,000 principal amount unsecured term loan due 2022; and (5) $833,594 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 26 of our properties (27 buildings) with maturity dates between 2018 and 2043. The 26 mortgaged properties (27 buildings) had a carrying value (before accumulated depreciation) of $1,266,093 at June 30, 2018. We also had two properties subject to capital leases with lease obligations totaling $10,270 at June 30, 2018; these two properties had a carrying value (before accumulated depreciation) of $36,248 at June 30, 2018, and the capital leases expire in 2026.
In February 2018, we issued $500,000 of 4.75% senior unsecured notes due 2028, raising net proceeds of approximately $487,264 after underwriting discounts and expenses. We used the net proceeds of this offering to reduce amounts outstanding under our revolving credit facility.
In January 2018, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $4,338, a maturity date in September 2043 and an annual interest rate of 4.38%. In July 2018, we prepaid, at par plus accrued interest, mortgage notes secured by 12 of our properties with an aggregate outstanding principal balance of approximately $90,602, maturity dates in October 2018 and a weighted average annual interest rate of 5.0%. In July 2018, we gave notice of our intention to prepay, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $6,360, a maturity date in January 2019 and an annual interest rate of 4.69%. We expect to make this prepayment in September 2018.
We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. Our revolving credit facility requires annual interest to be paid on borrowings at

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

the rate of LIBOR plus a premium of 120 basis points, plus a facility fee of 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. As of June 30, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.2%. The weighted average annual interest rates for borrowings under our revolving credit facility were 3.0% and 2.3% for the three months ended June 30, 2018 and 2017, respectively, and 2.7% and 2.2% for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had $64,000 outstanding and $936,000 available for borrowing, and as of August 6, 2018, we had $125,000 outstanding and $875,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $1,504 and $3,129 for the three months ended June 30, 2018 and 2017, respectively, and $5,581 and $5,959 for the six months ended June 30, 2018 and 2017, respectively. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2,000,000.
Our $350,000 term loan matures in January 2020, and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 140 basis points, subject to adjustment based upon changes to our credit ratings. At June 30, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.4%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.4% and 2.5% for the three months ended June 30, 2018 and 2017, respectively, and 3.2% and 2.3% for the six months ended June 30, 2018 and 2017, respectively. We incurred interest expense and other associated costs related to this term loan of $3,077 and $2,268 for the three months ended June 30, 2018 and 2017, respectively, and $5,843 and $4,311 for the six months ended June 30, 2018 and 2017, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.
Our $200,000 term loan matures in September 2022, and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 135 basis points, subject to adjustment based upon changes to our credit ratings. At June 30, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.4%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.3% and 2.9% for the three months ended June 30, 2018 and 2017, respectively, and 3.2% and 2.8% for the six months ended June 30, 2018 and 2017, respectively. We incurred interest expense and other associated costs related to this term loan of $1,738 and $1,488 for the three months ended June 30, 2018 and 2017, respectively, and $3,302 and $2,847 for the six months ended June 30, 2018 and 2017, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.
Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at June 30, 2018.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5.  Fair Value of Assets and Liabilities
The table below presents certain of our assets measured at fair value at June 30, 2018, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investment in RMR Inc. (1)	$206,905	$206,905	$—	$—
Investment in Five Star (2)	$6,353	$6,353	$—	$—

(1)
Our 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $69,826 as of June 30, 2018. During the three and six months ended June 30, 2018, we recorded an unrealized gain of $22,418 and $50,506, respectively, to adjust the carrying value of our investment in RMR Inc. class A common shares to their fair value.

(2)
Our 4,235,000 common shares of Five Star, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis and fair value for these shares is $6,353 as of June 30, 2018. During the three and six months ended June 30, 2018, we recorded an unrealized gain of $847 and $0, respectively, to adjust the carrying value of our investment in Five Star common shares to their fair value. During each of the three and six months ended June 30, 2017, we recorded a loss on impairment of $5,082 to reduce the carrying value of our Five Star investment to its estimated fair value in accordance with applicable GAAP standards at that time.

In addition to the assets described in the table above, our financial instruments at June 30, 2018 and December 31, 2017 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of June 30, 2018		As of December 31, 2017
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$2,214,856	$2,268,429	$1,725,662	$1,810,882
Secured debts(2)	833,353	798,986	794,710	783,353
	$3,048,209	$3,067,415	$2,520,372	$2,594,235

(1)	Includes unamortized debt issuance costs, premiums and discounts.

(2)
We assumed certain of these secured debts in connection with our acquisitions of certain properties. We recorded the assumed secured debts at estimated fair value on the date of assumption and we are amortizing the fair value adjustments, if any, to interest expense over their respective terms to adjust interest expense to the estimated market interest rates as of the date of assumption.

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (a Level 1 input) as of June 30, 2018. We estimated the fair values of our five issuances of senior unsecured notes due 2019, 2020, 2021, 2024 and 2028 using an average of the bid and ask price on or about June 30, 2018 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
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
We recognized a noncontrolling interest in our condensed consolidated balance sheets of approximately $181,859 as of completion of the transaction, which was equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was approximately $74,072, was reflected as an increase in additional paid in capital in our condensed consolidated balance sheets upon the closing of the transaction. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,401 and $1,360 for the three months ended June 30, 2018 and 2017, respectively, and $2,784 and $1,486 for the six months ended June 30, 2018 and 2017, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. We made aggregate cash distributions to our joint venture partner of $5,113 and $3,483 for the three months ended June 30, 2018 and 2017, respectively, and $10,781 and $3,483 for the six months ended June 30, 2018 and 2017, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of June 30, 2018, this joint venture held real estate assets with an aggregate net book value of $754,732, subject to mortgage notes of $620,000.
In assessing whether we have a controlling interest in this joint venture arrangement and are required to consolidate the accounts of the joint venture entity, we considered the members' rights to residual gains and obligation to absorb losses, which activities most significantly impact the economic performance of the entity and which member has the power to direct those activities.
Note 7.  Shareholders’ Equity
Share Based Compensation:
On January 1, 2018, we purchased 4,628 of our common shares, valued at $19.15 per share, the closing price of our common shares on Nasdaq on December 29, 2017, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

On March 29, 2018, in accordance with our Trustee compensation arrangements, and in connection with the election of one of our Managing Trustees, we granted 3,000 of our common shares, valued at $15.66 per share, the closing price of our common shares on Nasdaq on that day, to the Managing Trustee who was elected as a Managing Trustee on that day.
On May 22, 2018, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $16.56 per share, the closing price of our common shares on Nasdaq on that day, to each of our five Trustees as part of their annual compensation.
Distributions:
On February 22, 2018, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,674, that was declared on January 19, 2018 and was payable to shareholders of record on January 29, 2018. On May 17, 2018, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,676, that was declared on April 19, 2018 and was payable to shareholders of record on April 30, 2018. On July 19, 2018, we declared a regular quarterly distribution payable to common shareholders of record on July 30, 2018, of $0.39 per share, or approximately $92,681. We expect to pay this distribution on or about August 16, 2018.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8.  Segment Reporting
As of June 30, 2018, we have four operating segments, of which three are separate reporting segments. We aggregate the reporting units in each of our MOBs, our triple net leased senior living communities and our managed senior living communities into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes MOBs where the tenants pay us rent. The second reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and with respect to which we receive rents from the operators. The third reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. The fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.

	For the Three Months Ended June 30, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$103,854	$66,113	$—	$4,618	$174,585
Residents fees and services	—	—	102,663	—	102,663
Total revenues	103,854	66,113	102,663	4,618	277,248

Expenses:
Property operating expenses	31,183	—	78,909	—	110,092
Depreciation and amortization	36,326	20,186	14,841	947	72,300
General and administrative	—	—	—	29,078	29,078
Acquisition and certain other transaction related costs	—	—	—	77	77
Impairment of assets	—	548	—	—	548
Total expenses	67,509	20,734	93,750	30,102	212,095

Operating income (loss)	36,345	45,379	8,913	(25,484)	65,153

Dividend income	—	—	—	659	659
Unrealized gains and losses on equity securities, net	—	—	—	23,265	23,265
Interest and other income	—	—	—	60	60
Interest expense	(6,113)	(565)	(1,256)	(36,879)	(44,813)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	30,232	44,814	7,657	(38,379)	44,324
Income tax expense	—	—	—	(105)	(105)
Equity in earnings of an investee	—	—	—	7	7
Income (loss) before gain on sale of properties	30,232	44,814	7,657	(38,477)	44,226
Gain on sale of properties	—	80,762	—	—	80,762
Net income (loss)	30,232	125,576	7,657	(38,477)	124,988
Net income attributable to noncontrolling interest	(1,401)	—	—	—	(1,401)
Net income (loss) attributable to common shareholders	$28,831	$125,576	$7,657	$(38,477)	$123,587

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$205,005	$134,088	$—	$9,220	$348,313
Residents fees and services	—	—	204,750	—	204,750
Total revenues	205,005	134,088	204,750	9,220	553,063

Expenses:
Property operating expenses	62,121	—	156,114	—	218,235
Depreciation and amortization	70,711	40,381	29,652	1,895	142,639
General and administrative	—	—	—	54,196	54,196
Acquisition and certain other transaction related costs	—	—	—	97	97
Impairment of assets	—	548	—	—	548
Total expenses	132,832	40,929	185,766	56,188	415,715

Operating income (loss)	72,173	93,159	18,984	(46,968)	137,348

Dividend income	—	—	—	1,318	1,318
Unrealized gains and losses on equity securities, net	—	—	—	50,506	50,506
Interest and other income	—	—	—	114	114
Interest expense	(12,022)	(1,136)	(2,583)	(72,624)	(88,365)
Loss on early extinguishment of debt	—	—	(130)	—	(130)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	60,151	92,023	16,271	(67,654)	100,791
Income tax expense	—	—	—	(365)	(365)
Equity in earnings of an investee	—	—	—	51	51
Income (loss) before gain on sale of properties	60,151	92,023	16,271	(67,968)	100,477
Gain on sale of properties	—	261,916	—	—	261,916
Net income (loss)	60,151	353,939	16,271	(67,968)	362,393
Net income attributable to noncontrolling interest	(2,784)	—	—	—	(2,784)
Net income (loss) attributable to common shareholders	$57,367	$353,939	$16,271	$(67,968)	$359,609

	As of June 30, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Total assets	$3,425,719	$2,138,399	$1,340,992	$530,526	$7,435,636

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2017
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$94,651	$67,426	$—	$4,570	$166,647
Residents fees and services	—	—	98,366	—	98,366
Total revenues	94,651	67,426	98,366	4,570	265,013

Expenses:
Property operating expenses	27,646	—	75,149	—	102,795
Depreciation and amortization	31,861	20,470	16,390	948	69,669
General and administrative	—	—	—	22,922	22,922
Impairment of assets	—	—	—	5,082	5,082
Total expenses	59,507	20,470	91,539	28,952	200,468

Operating income (loss)	35,144	46,956	6,827	(24,382)	64,545

Dividend income	—	—	—	659	659
Interest and other income	—	—	—	76	76
Interest expense	(6,250)	(2,211)	(1,176)	(31,163)	(40,800)
Loss on early extinguishment of debt	(59)	(7,294)	—	—	(7,353)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	28,835	37,451	5,651	(54,810)	17,127
Income tax expense	—	—	—	(99)	(99)
Equity in earnings of an investee	—	—	—	374	374
Net income (loss)	28,835	37,451	5,651	(54,535)	17,402
Net income attributable to noncontrolling interest	(1,360)	—	—	—	(1,360)
Net income (loss) attributable to common shareholders	$27,475	$37,451	$5,651	$(54,535)	$16,042

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2017
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$189,297	$134,678	$—	$9,115	$333,090
Residents fees and services	—	—	196,484	—	196,484
Total revenues	189,297	134,678	196,484	9,115	529,574

Expenses:
Property operating expenses	54,823	—	149,028	—	203,851
Depreciation and amortization	63,539	40,804	36,605	1,896	142,844
General and administrative	—	—	—	38,005	38,005
Acquisition and certain other transaction related costs	—	—	—	292	292
Impairment of assets	—	—	—	5,082	5,082
Total expenses	118,362	40,804	185,633	45,275	390,074

Operating income (loss)	70,935	93,874	10,851	(36,160)	139,500

Dividend income	—	—	—	1,319	1,319
Interest and other income	—	—	—	195	195
Interest expense	(12,570)	(7,550)	(2,352)	(61,817)	(84,289)
Loss on early extinguishment of debt	(59)	(7,294)	—	—	(7,353)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	58,306	79,030	8,499	(96,463)	49,372
Income tax expense	—	—	—	(191)	(191)
Equity in earnings of an investee	—	—	—	502	502
Net income (loss)	58,306	79,030	8,499	(96,152)	49,683
Net income attributable to noncontrolling interest	(1,486)	—	—	—	(1,486)
Net income (loss) attributable to common shareholders	$56,820	$79,030	$8,499	$(96,152)	$48,197

	As of December 31, 2017
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Total assets	$3,367,485	$2,251,756	$1,273,757	$401,021	$7,294,019

Note 9. Leases and Management Agreements with Five Star
Our Senior Living Communities Leased by Five Star. We are Five Star’s largest landlord and Five Star is our largest tenant. As of June 30, 2018 and 2017, we leased 184 and 185 senior living communities to Five Star, respectively. We lease senior living communities to Five Star pursuant to five leases. We recognized total rental income payable by Five Star of $51,692 and $51,123 for the three months ended June 30, 2018 and 2017, respectively, and $103,450 and $102,108 for the six months ended June 30, 2018 and 2017, respectively. These amounts exclude percentage rent payments we received from Five Star of $1,289 and $1,392 for the three months ended June 30, 2018 and 2017, respectively, and $2,664 and $2,837 for the six months ended June 30, 2018 and 2017, respectively. We determine actual percentage rent due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met. As of June 30, 2018 and December 31, 2017, we had rents receivable from Five Star of $17,198 and $18,539, respectively, which amounts are included in other assets in our condensed consolidated balance sheets. Rental income from Five Star represented 18.6% and 18.7% of

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

our total revenues for the three and six months ended June 30, 2018, respectively, and the properties Five Star leases from us represented 26.9% of our real estate investments, at cost, as of June 30, 2018.
Pursuant to the terms of our leases with Five Star, for the six months ended June 30, 2018 and 2017, we funded $8,529 and $19,308, respectively, of improvements to communities leased to Five Star. As a result, the annual minimum rent payable to us by Five Star increased by approximately $680 and $1,547 as of June 30, 2018 and 2017, respectively.
Our Senior Living Communities Managed by Five Star. As of June 30, 2018 and 2017, Five Star managed 75 and 68 senior living communities for our account, respectively. We lease our senior living communities that are managed by Five Star and include assisted living units or SNF units to our TRSs and Five Star manages these communities pursuant to long term management agreements. See Note 3 above for certain senior living communities we acquired since December 2017 and which are managed by Five Star for our account. In addition, in June 2018, Five Star began managing for our account a senior living community we own located in California with 98 living units after the previous tenant defaulted on its lease with us pursuant to a management agreement and our existing Pooling Agreement No. 12 with Five Star, which we and Five Star amended and restated to include that senior living community. Pursuant to the terms of the management agreement for this senior living community and our Amended and Restated Pooling Agreement No. 12 with Five Star, we will pay Five Star a management fee equal to 5% of the gross revenues realized at this community plus reimbursement for Five Star’s direct costs and expenses related to its operation of this community, as well as an annual incentive fee equal to 20% of the annual net operating income, or NOI, of the community remaining after we realize an annual minimum return of $1,000 plus 7% of our invested capital for this community in excess of $500 made after the date Five Star began managing this community, and that our annual minimum return for this community will not be used in determining whether or not there is a priority return shortfall, as defined, under the pooling agreement until 2019. We incurred management fees payable to Five Star of $3,533 and $3,554 for the three months ended June 30, 2018 and 2017, respectively, and $7,027 and $7,117 for the six months ended June 30, 2018 and 2017, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
Five Star also provides certain other services directly to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for these services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees payable to Five Star of $1,660 and $1,886 for the three months ended June 30, 2018 and 2017, respectively, and $3,359 and $3,868 for the six months ended June 30, 2018 and 2017, respectively, for rehabilitation services Five Star provided at senior living communities it manages for us; we include these amounts in property operating expenses in our condensed consolidated statement of comprehensive income.
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $26,489 and $20,431 for the three months ended June 30, 2018 and 2017, respectively, and $49,813 and $33,212 for the six months ended June 30, 2018 and 2017, respectively. The net business management fees we recognized for the three and six months ended June 30, 2018 include $725 and $1,450, respectively, of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement and $17,610 and $31,957, respectively, of estimated 2018 incentive fees based on our common share total return, as defined in our business management agreement, as of June 30, 2018. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of incentive fees for 2018, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2018, and will be payable in 2019. The net business management fees for the three and six months ended June 30, 2017, included $725 and $787, respectively, of management fees related to our subsidiary level

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

management agreement with RMR LLC and $10,760 and $14,026, respectively, of estimated 2017 incentive fees based on our common share total return, as defined in our business management agreement, as of June 30, 2017. In January 2018, we paid RMR LLC an incentive fee of $55,740 for 2017. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,984 and $2,708 for the three months ended June 30, 2018 and 2017, respectively, and $5,805 and $4,888 for the six months ended June 30, 2018 and 2017, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $3,172 and $2,383 for property management related expenses for the three months ended June 30, 2018 and 2017, respectively, and $5,951 and $4,763 for the six months ended June 30, 2018 and 2017, respectively, which amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC's costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $69 and $67 for the three months ended June 30, 2018 and 2017, respectively, and $138 and $134 for the six months ended June 30, 2018 and 2017, respectively, which amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Note 11. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc., Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
Five Star.  We are currently one of Five Star’s largest stockholders. As of June 30, 2018, we owned 4,235,000 of Five Star’s common shares, or approximately 8.4% of Five Star’s outstanding common shares. Five Star is our largest tenant and the manager of our managed senior living communities. RMR LLC provides management services to both us and Five Star. As of June 30, 2018, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., owned 35.6% of Five Star's outstanding common shares. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust and a managing director of Five Star. See Note 9 for further information regarding our relationships, agreements and transactions with Five Star and Note 5 for further information regarding our investment in Five Star.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 10 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc., and an officer of RMR LLC. Jennifer B. Clark, our other Managing Trustee, also serves as a managing director and as executive vice president, general counsel and secretary of RMR Inc. and an officer of ABP Trust and RMR LLC. Other officers of RMR LLC also serve as our officers. As of June 30, 2018, we owned 2,637,408 shares of class A common stock of RMR Inc.  See Note 5 for further information regarding our investment in RMR Inc.
AIC. We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC; we also have a one year standalone insurance policy that provides coverage for our MOB (two buildings) located in Boston, Massachusetts that is owned in our joint venture arrangement, which we obtained as a part of this insurance program. We (including our consolidated joint venture) currently expect to pay, as of June 30, 2018, aggregate annual premiums, including taxes and fees, of approximately $4,613 in connection with this insurance program for the policy year ending June 30, 2019, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

As of June 30, 2018 and December 31, 2017, our investment in AIC had a carrying value of $8,153 and $8,185, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities that are owned by AIC related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.
Note 12.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. During the three months ended June 30, 2018 and 2017, we recognized income tax expense of $105 and $99, respectively, and during the six months ended June 30, 2018 and 2017, we recognized income tax expense of $365 and $191, respectively.
Note 13. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares for basic earnings per share	237,487	237,399	237,483	237,395
Effect of dilutive securities: unvested share awards	42	46	23	38
Weighted average common shares for diluted earnings per share	237,529	237,445	237,506	237,433

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
We are a REIT organized under Maryland law. At June 30, 2018, we owned 443 properties (469 buildings) located in 42 states and Washington, D.C. At June 30, 2018, the undepreciated carrying value of our properties, which represents the gross book value of our real estate assets before depreciation and purchase price allocations, less impairment write downs, was $8.7 billion. For the three months ended June 30, 2018, 97% of our NOI came from properties where a majority of the revenues are derived from our tenants' and residents’ private resources.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per unit or square foot data):

(As of June 30, 2018)	Number of Properties	Number of Units or Square Feet		Carrying Value of Investment(1)	% of Total Investment	Investment per Unit or Square Foot(2)	Q2 2018 Revenues (3)	% of Q2 2018 Revenues	Q2 2018 NOI (3)(4)	% of Q2 2018 NOI
Facility Type
Independent living (5)	68	15,231		$2,350,649	27.1%	$154,333	$89,253	32.5%	$44,209	26.7%
Assisted living (5)	198	14,564		2,149,968	24.8%	$147,622	73,539	26.6%	39,674	24.0%
Skilled nursing facilities (5)	38	4,033		184,520	2.1%	$45,753	4,240	1.5%	4,240	2.6%
Subtotal senior living communities	304	33,828		4,685,137	54.0%	$138,499	167,032	60.6%	88,123	53.3%
MOBs (6)	129	12,599,579	sq. ft.	3,797,362	43.9%	$301	103,854	37.7%	72,671	43.9%
Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	4,618	1.7%	4,618	2.8%
Total	443			$8,660,609	100.0%		$275,504	100.0%	$165,412	100.0%

Tenant / Operator / Managed Properties

Five Star	184	20,035		$2,339,324	26.9%	$116,762	$51,630	18.7%	$51,630	31.2%
Brookdale	18	940		69,669	0.8%	$74,116	2,026	0.7%	2,026	1.2%
11 private senior living companies (combined)	27	3,343		536,289	6.2%	$160,421	10,713	3.9%	10,713	6.5%
Subtotal triple net leased senior living communities	229	24,318		2,945,282	33.9%	$121,115	64,369	23.3%	64,369	38.9%
Managed senior living communities (7)	75	9,510		1,739,855	20.1%	$182,950	102,663	37.3%	23,754	14.4%
Subtotal senior living communities	304	33,828		4,685,137	54.0%	$138,499	167,032	60.6%	88,123	53.3%
MOBs (6)	129	12,599,579	sq. ft.	3,797,362	43.9%	$301	103,854	37.7%	72,671	43.9%
Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	4,618	1.7%	4,618	2.8%
Total	443			$8,660,609	100.0%		$275,504	100.0%	$165,412	100.0%
Tenant / Managed Property Operating Statistics(8)

	Rent Coverage				Occupancy
	2018		2017		2018	2017
Five Star	1.12	x	1.17	x	81.7%	83.3%
Brookdale	2.23	x	2.53	x	84.4%	83.9%
11 private senior living companies (combined)	1.27	x	1.28	x	85.8%	88.8%
Subtotal triple net leased senior living communities	1.18	x	1.24	x	82.4%	84.1%
Managed senior living communities (7)	NA		NA		85.8%	86.6%
Subtotal senior living communities	1.18	x	1.24	x	83.3%	84.8%
MOBs (6)	NA		NA		95.7%	96.5%
Wellness centers	1.88	x	1.85	x	100.0%	100.0%
Total	1.22	x	1.28	x

(1)	Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any.

(2)	Represents carrying value of investment divided by number of living units or rentable square feet, as applicable, at June 30, 2018.

(3)	Excludes $1,744 of revenues and NOI for properties sold or for which there was a transfer of operations during the three months ended June 30, 2018.

(4)	NOI is defined and calculated by reportable segment. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

(5)	Senior living communities are categorized by the type of living units which constitute a majority of the living units at the community.

(6)
These 129 MOB properties are comprised of 155 buildings. Our MOB leases include some triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible for the operation and maintenance of the properties and we charge tenants for some or all of the property operating costs. A small percentage of our MOB leases are "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(7)	These senior living communities are managed by Five Star. The occupancy for the 12 month period ended, or, if shorter, from the date of acquisitions through, June 30, 2018 was 85.9%.

(8)
Operating data for MOBs are presented as of June 30, 2018 and 2017 and include (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended March 31, 2018 and 2017, or the most recent prior period for which tenant operating results are made available to us. Rent coverage is calculated as operating cash flows from our tenants’ facility operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

Portfolio Lease Expiration Schedules
The following tables set forth information regarding our lease expirations as of June 30, 2018 (dollars in thousands):

	Annualized Rental Income(1)(2)				Percent of Total Annualized Rental Income Expiring	Cumulative Percentage of Annualized Rental Income Expiring
Year	Triple Net Senior Living Communities	MOBs	Wellness Centers	Total
2018	$—	$14,412	$—	$14,412	2.1%	2.1%
2019	590	46,322	—	46,912	6.8%	8.9%
2020	—	34,241	—	34,241	5.0%	13.9%
2021	1,424	26,408	—	27,832	4.1%	18.0%
2022	—	30,775	—	30,775	4.5%	22.5%
2023	14,037	23,429	7,700	45,166	6.6%	29.1%
2024	64,591	44,326		108,917	15.9%	45.0%
2025	—	16,951	—	16,951	2.5%	47.5%
2026	68,626	20,201	—	88,827	13.0%	60.5%
2027 and thereafter	115,936	144,397	10,550	270,883	39.5%	100.0%
Total	$265,204	$401,462	$18,250	$684,916	100.0%

Average remaining lease term for our triple net leased senior living communities, MOBs and wellness center properties (weighted by annualized rental income): 7.5 years.

(1)
Annualized rental income is based on rents pursuant to existing leases as of June 30, 2018, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Rental income amounts also include 100% of rental income as reported under GAAP from a property owned by a joint venture in which we own a 55% equity interest.

(2)
Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended June 30, 2018, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2018 — 1.8%; 2019 — 6.0%; 2020 — 4.4%; 2021 — 3.6%; 2022 — 3.9%; 2023 — 5.8%; 2024 — 14.0%; 2025 — 2.2%; 2026 — 11.4%; and thereafter — 46.9%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included in the foregoing table, the average remaining lease term for all properties (weighted by annualized rental income) would be 8.4 years.

	Number of Tenants (1)				Percent of Total Number of Tenancies Expiring (1)	Cumulative Percentage of Number of Tenancies Expiring (1)
Year	Triple Net Senior Living Communities	MOBs	Wellness Centers	Total
2018	—	85	—	85	11.9%	11.9%
2019	1	104	—	105	14.7%	26.6%
2020	—	103	—	103	14.4%	41.0%
2021	1	90	—	91	12.7%	53.7%
2022	—	91	—	91	12.7%	66.4%
2023	4	55	3	62	8.7%	75.1%
2024	3	46	—	49	6.9%	82.0%
2025	—	35	—	35	4.9%	86.9%
2026	1	24	—	25	3.5%	90.4%
2027 and thereafter	12	55	1	68	9.6%	100.0%
Total	22	688	4	714	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs.

	Living Units(1)			Square Feet (2)
Year	Triple Net Senior Living Communities	Percent of Total Living Units Expiring	Cumulative Percentage of Total Living Units Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring
2018	—	—%	—%	525,618	—	525,618	4.1%	4.1%
2019	175	0.7%	0.7%	1,478,280	—	1,478,280	11.5%	15.6%
2020	—	—%	0.7%	1,435,715	—	1,435,715	11.2%	26.8%
2021	361	1.5%	2.2%	831,717	—	831,717	6.5%	33.3%
2022	—	—%	2.2%	1,102,802	—	1,102,802	8.6%	41.9%
2023	697	2.9%	5.1%	1,116,138	354,000	1,470,138	11.4%	53.3%
2024	6,179	25.4%	30.5%	1,700,605	—	1,700,605	13.2%	66.5%
2025	—	—%	30.5%	662,200	—	662,200	5.1%	71.6%
2026	6,857	28.2%	58.7%	664,207	—	664,207	5.2%	76.8%
2027 and thereafter	10,049	41.3%	100.0%	2,541,425	458,000	2,999,425	23.2%	100.0%
Total	24,318	100.0%		12,058,707	812,000	12,870,707	100.0%

(1)
Excludes 9,510 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units expiring in each of the following years would be: 2018 — 0.0%; 2019 —

0.5%; 2020 — 0.0%; 2021 — 1.1%; 2022 — 0.0%; 2023 — 2.1%; 2024 — 18.4%; 2025 — 0.0%; 2026 — 20.4%; and thereafter — 57.5%.

(2)	Includes 100% of square feet from a property owned by a joint venture in which we own a 55% equity interest.
During the three months ended June 30, 2018, we entered MOB lease renewals for 87,715 leasable square feet and new leases for 106,340 leasable square feet. The weighted average annual rental rate for leases entered during the quarter was $29.94 per square foot, and these rental rates were, on a weighted average basis, 0.9% below previous rents charged for the same space. Weighted average lease terms for leases entered during the second quarter of 2018 were 5.5 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered during the second quarter of 2018 totaled $4.6 million, or $23.57 per square foot on average (approximately $4.54 per square foot per year of the lease term).
GENERAL INDUSTRY TRENDS
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
We believe that the primary market for senior living services is individuals age 75 and older, and, according to U.S. Census data, that group is projected to be among the fastest growing age cohort in the United States over the next 20 years. Also, as a result of medical advances, seniors are living longer. Due to these demographic trends, we expect the demand for senior living services to increase for the foreseeable future. Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our potential residents’ family members, lower levels of consumer confidence, stock market volatility, technology and/or changes in demographics could adversely affect the ability of seniors to afford the resident fees or entrance fees at our senior living communities.
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

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
We have four operating segments, of which three are separate reporting segments. We aggregate our MOBs, triple net leased senior living communities and our managed senior living communities into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes MOBs where the tenants pay us rent for space in medical offices, life science laboratories and other medical related facilities. The second reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and from which we receive rents from the operators. The third reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. The fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.
The following table summarizes the results of operations of each of our segments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
MOBs	$103,854	$94,651	$205,005	$189,297
Triple net leased senior living communities	66,113	67,426	134,088	134,678
Managed senior living communities	102,663	98,366	204,750	196,484
All other operations	4,618	4,570	9,220	9,115
Total revenues	$277,248	$265,013	$553,063	$529,574

Net income (loss) attributable to common shareholders:
MOBs	$28,831	$27,475	$57,367	$56,820
Triple net leased senior living communities	125,576	37,451	353,939	79,030
Managed senior living communities	7,657	5,651	16,271	8,499
All other operations	(38,477)	(54,535)	(67,968)	(96,152)
Net income attributable to common shareholders	$123,587	$16,042	$359,609	$48,197
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended June 30, 2018 to the three months ended June 30, 2017.
MOBs:

	All Properties		Comparable Properties (1)
	As of and For the Three Months		As of and For the Three Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Total properties	129	120	120	120
Total buildings	155	146	146	146
Total square feet (2)	12,600	11,552	11,551	11,552
Occupancy (3)	95.7%	96.5%	95.6%	96.5%

(1)	Consists of MOBs we have owned continuously since April 1, 2017; includes our MOB (two buildings) that is owned in a joint venture arrangement; excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.
MOBs, all properties:

	Three Months Ended June 30,
	2018	2017	Change	% Change
Rental income	$103,854	$94,651	$9,203	9.7%
Property operating expenses	(31,183)	(27,646)	3,537	12.8%
Net operating income (NOI)	72,671	67,005	5,666	8.5%

Depreciation and amortization expense	(36,326)	(31,861)	4,465	14.0%
Operating income	36,345	35,144	1,201	3.4%

Interest expense	(6,113)	(6,250)	(137)	(2.2)%
Loss on early extinguishment of debt	—	(59)	(59)	(100.0)%
Net income	30,232	28,835	1,397	4.8%
Net income attributable to noncontrolling interest	(1,401)	(1,360)	41	3.0%
Net income attributable to common shareholders	$28,831	$27,475	$1,356	4.9%
Rental income. Rental income increased primarily due to rents from MOBs we acquired since April 1, 2017, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $2,338 and $2,520 and net amortization of approximately $1,361 and $1,265 of above and below market lease adjustments for the three months ended June 30, 2018 and 2017, respectively.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, property management fees, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily due to our acquisitions since April 1, 2017, as well as certain changes at our comparable MOB properties discussed below.
Net operating income. NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to our acquisitions since April 1, 2017, an increase in the amortization of leasing costs and depreciation expense on fixed assets and an increase in amortization of acquired in place real estate leases that we amortize over the respective lease terms.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties. The decrease in interest expense is the result of our prepayment of $27,789 in aggregate principal amount of mortgage notes since April 1, 2017 with a weighted average annual interest rate of 6.3%, as well as the regularly scheduled amortization of mortgage notes secured by these properties, partially offset by our assumption of a $11,050 mortgage note in connection with our acquisition of a MOB in March 2018.
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
MOBs, comparable properties (MOBs we have owned continuously since April 1, 2017; includes our MOB (two buildings) that is owned in a joint venture arrangement; excludes properties classified as held for sale, if any):

	Three Months Ended June 30,
	2018	2017	Change	% Change
Rental income	$96,312	$94,652	$1,660	1.8%
Property operating expenses	(28,465)	(27,645)	820	3.0%
Net operating income (NOI)	67,847	67,007	840	1.3%

Depreciation and amortization expense	(31,909)	(31,861)	48	0.2%
Operating income	35,938	35,146	792	2.3%

Interest expense	(5,993)	(6,250)	(257)	(4.1)%
Loss on early extinguishment of debt	—	(59)	(59)	(100.0)%
Net income	29,945	28,837	1,108	3.8%
Net income attributable to noncontrolling interest	(1,401)	(1,360)	41	3.0%
Net income attributable to common shareholders	$28,544	$27,477	$1,067	3.9%
Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses at certain of these properties, partially offset by reduced occupancy. Rental income includes non-cash straight line rent adjustments totaling $2,040 and $2,522 and net amortization of approximately $1,424 and $1,264 of above and below market lease adjustments for the three months ended June 30, 2018 and 2017, respectively.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily due to increases in real estate taxes and other direct costs of operating these properties.
Net operating income. NOI reflects the net changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization of leasing costs and acquired in place real estate leases that we amortize over the respective lease terms.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties. The decrease in interest expense is the result of our prepayment of $27,789 in aggregate principal amount of mortgage notes since April 1, 2017 with an annual interest rate of 6.3%, as well as the regularly scheduled amortization of mortgage notes secured by these properties.
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

Triple net leased senior living communities:

	All Properties				Comparable Properties (1)
	As of and For the Three Months				As of and For the Three Months
	Ended June 30,				Ended June 30,
	2018		2017		2018		2017
Total properties	229		236		229		229
# of units	24,318		26,220		24,318		24,318
Tenant operating data (2)
Occupancy	82.4%		84.1%		82.4%		84.1%
Rent coverage	1.18	x	1.24	x	1.18	x	1.24	x

(1)	Consists of triple net leased senior living communities we have owned continuously since April 1, 2017; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2018 and 2017 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

Triple net leased senior living communities, all properties:

	Three Months Ended June 30,
	2018	2017	Change	% Change
Rental Income	$66,113	$67,426	$(1,313)	(1.9)%
Net operating income (NOI)	66,113	67,426	(1,313)	(1.9)%

Depreciation and amortization expense	(20,186)	(20,470)	(284)	(1.4)%
Impairment of assets	(548)	—	548	100.0%
Operating income	45,379	46,956	(1,577)	(3.4)%

Interest expense	(565)	(2,211)	(1,646)	(74.4)%
Loss on early extinguishment of debt	—	(7,294)	(7,294)	(100.0)%
Gain on sale of properties	80,762	—	80,762	100.0%
Net income	$125,576	$37,451	$88,125	235.3%
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
Rental income. Rental income decreased primarily due to reduced rental income resulting from the sale of six senior living communities and the transfer of one senior living community to our managed communities segment since April 1, 2017, partially offset by increased rents resulting from our purchase of improvements since April 1, 2017. Rental income includes non-cash straight line rent adjustments totaling $555 and $778 for the three months ended June 30, 2018 and 2017, respectively. Rental income increased year over year on a comparable property basis by $1,014, primarily as a result of our purchase of improvements at certain of these communities that we have owned continuously since April 1, 2017 and the resulting increased rent, pursuant to the terms of the applicable leases.
Net operating income. We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI decreased due to the decrease in rental income described above. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above. Our definition of

NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily as a result of the sale of six senior living communities since April 1, 2017, partially offset by our purchase of improvements since April 1, 2017.
Impairment of assets. We recorded an impairment charge of $548 to write off an acquired lease intangible asset associated with a lease default at one of our senior living communities, which was leased to a third party private operator and was transferred to one of our TRSs in June 2018. The impairment charge represents the unrecoverable acquired in place lease intangible asset after deducting settlement proceeds.

Interest expense.  Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $277,837 in aggregate principal amount of mortgage notes in April 2017 with a weighted average annual interest rate of 6.7%, as well as regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage debts during the second quarter of 2017.
Gain on sale of properties. Gain on sale of properties is the result of our sale of three senior living communities during the second quarter of 2018.
Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and For the Three Months		As of and For the Three Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Total properties	75	68	68	68
# of units	9,510	8,806	8,817	8,817
Occupancy	86.1%	85.7%	85.8%	85.7%
Average monthly rate (2)	$4,246	$4,298	$4,282	$4,298

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since April 1, 2017; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.
Managed senior living communities, all properties:

	Three Months Ended June 30,
	2018	2017	Change	% Change
Residents fees and services	$102,663	$98,366	$4,297	4.4%
Property operating expenses	(78,909)	(75,149)	3,760	5.0%
Net operating income (NOI)	23,754	23,217	537	2.3%

Depreciation and amortization expense	(14,841)	(16,390)	(1,549)	(9.5)%
Operating income	8,913	6,827	2,086	30.6%

Interest expense	(1,256)	(1,176)	80	6.8%
Net income	$7,657	$5,651	$2,006	35.5%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to our acquisitions since April 1, 2017, as well as an increase in occupancy, partially offset by a decrease in average monthly rates for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions since April 1, 2017, increased room turnover and maintenance costs and increased costs associated with staffing.
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
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since April 1, 2017, partially offset by an increase in depreciation expense due to our acquisitions and purchase of improvements since April 1, 2017.
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities. The increase in interest expense is due to our assumption of a $16,748 mortgage note in connection with our acquisition of a senior living community in February 2018 and our assumption of a $16,588 mortgage note in connection with our acquisition of two senior living communities in June 2018, partially offset by our prepayment of a $4,330 mortgage note in January 2018, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since April 1, 2017; excludes communities classified as held for sale, if any):

	Three Months Ended June 30,
	2018	2017	Change	% Change
Residents fees and services	$98,292	$98,366	$(74)	(0.1)%
Property operating expenses	(76,052)	(75,052)	1,000	1.3%
Net operating income (NOI)	22,240	23,314	(1,074)	(4.6)%

Depreciation and amortization expense	(12,448)	(16,387)	(3,939)	(24.0)%
Operating income	9,792	6,927	2,865	41.4%

Interest expense	(1,036)	(1,176)	(140)	(11.9)%
Net income	$8,756	$5,751	$3,005	52.3%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services decreased modestly year over year primarily due to a decrease in average monthly rates, partially offset by a modest increase in occupancy for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increased room turnover and maintenance costs and increased costs associated with staffing.
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
Depreciation and amortization expense. Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since April 1, 2017, partially offset by an increase in depreciation expense due to our purchases of improvements since April 1, 2017.
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities.  The decrease in interest expense is due to our prepayment of a $4,330 mortgage note in January 2018, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
All other operations(1):

	Three Months Ended June 30,
	2018	2017	Change	% Change
Rental income	$4,618	$4,570	$48	1.1%

Expenses:
Depreciation and amortization expense	(947)	(948)	(1)	—%
General and administrative	(29,078)	(22,922)	6,156	26.9%
Acquisition and certain other transaction related costs	(77)	—	77	100.0%
Impairment of assets	—	(5,082)	(5,082)	(100.0)%
Total expenses	(30,102)	(28,952)	1,150	4.0%

Operating loss	(25,484)	(24,382)	1,102	4.5%

Dividend income	659	659	—	—%
Unrealized gains and losses on equity securities, net	23,265	—	23,265	100.0%
Interest and other income	60	76	(16)	(21.1)%
Interest expense	(36,879)	(31,163)	5,716	18.3%
Loss before income tax expense and equity in earnings of an investee	(38,379)	(54,810)	(16,431)	(30.0)%
Income tax expense	(105)	(99)	6	6.1%
Equity in earnings of an investee	7	374	(367)	(98.1)%
Net loss	$(38,477)	$(54,535)	$(16,058)	(29.4)%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $137 for each of the three months ended June 30, 2018 and 2017. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations for each of the three months ended June 30, 2018 and 2017.
Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since April 1, 2017. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to $17,610 of estimated business management incentive fees that we recognized for the three months ended June 30, 2018 as a result of our total shareholder return exceeding the returns for the SNL U.S. REIT Healthcare index over the applicable measurement period by 38.3%, compared to $10,760 of business management incentive fees that we recognized for the three months ended June 30, 2017. This increase was partially offset by a decrease in business management fees as a result of lower market prices for our common shares during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include legal and diligence costs incurred in connection with our acquisition, disposition and operations transition activities that we expensed under GAAP.
Impairment of assets. At June 30, 2017, we recorded a $5,082 loss on impairment to reduce the carrying value of our investment in Five Star shares to its estimated fair value due to the market value of this investment being significantly below our carrying value for an extended period in accordance with GAAP standards at that time.
Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc.
Unrealized gains and losses on equity securities, net. Unrealized gains and losses on equity securities, net, represents the net unrealized gains to adjust our investments in RMR Inc. and Five Star to their fair value as of June 30, 2018 in accordance with a change in GAAP standards effective January 1, 2018.
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

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the six months ended June 30, 2018 to the six months ended June 30, 2017.
MOBs:

	All Properties		Comparable Properties (1)
	As of and For the Six Months Ended June 30,		As of and For the Six Months Ended June 30,
	2018	2017	2018	2017
Total properties	129	120	119	119
Total buildings	155	146	145	145
Total square feet (2)	12,600	11,552	11,434	11,434
Occupancy (3)	95.7%	96.5%	95.6%	96.4%

(1)
Consists of MOBs we have owned continuously since January 1, 2017; includes our MOB (two buildings) that is owned in a joint venture arrangement; excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.
MOBs, all properties:

	Six Months Ended June 30,
	2018	2017	Change	% Change
Rental income	$205,005	$189,297	$15,708	8.3%
Property operating expenses	(62,121)	(54,823)	7,298	13.3%
Net operating income (NOI)	142,884	134,474	8,410	6.3%

Depreciation and amortization expense	(70,711)	(63,539)	7,172	11.3%
Operating income	72,173	70,935	1,238	1.7%

Interest expense	(12,022)	(12,570)	(548)	(4.4)%
Loss on early extinguishment of debt	—	(59)	(59)	(100.0)%
Net income	60,151	58,306	1,845	3.2%
Net income attributable to noncontrolling interest	(2,784)	(1,486)	1,298	87.3%
Net income attributable to common shareholders	$57,367	$56,820	$547	1.0%
Rental income. Rental income increased primarily due to rents from MOBs we acquired since January 1, 2017, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $4,574 and $5,035 and net amortization of approximately $2,687 and $2,500 of above and below market lease adjustments for the six months ended June 30, 2018 and 2017, respectively.
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
Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties. The decrease in interest expense is the result of our prepayment of $27,789 in aggregate principal amount of mortgage notes since January 1, 2017 with a weighted average annual interest rate of 6.3%, as well as the regularly scheduled amortization of mortgage notes secured by these properties, partially offset by our assumption of a $11,050 mortgage note in connection with our acquisition of a MOB in March 2018.
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
MOBs, comparable properties (MOBs we have owned continuously since January 1, 2017; includes our MOB (two buildings) that is owned in a joint venture arrangement; excludes properties classified as held for sale, if any):

	Six Months Ended June 30,
	2018	2017	Change	% Change
Rental income	$189,965	$188,250	$1,715	0.9%
Property operating expenses	(56,840)	(54,295)	2,545	4.7%
Net operating income (NOI)	133,125	133,955	(830)	(0.6)%

Depreciation and amortization expense	(62,984)	(63,100)	(116)	(0.2)%
Operating income	70,141	70,855	(714)	(1.0)%

Interest expense	(11,899)	(12,571)	(672)	(5.3)%
Loss on early extinguishment of debt	—	(59)	(59)	(100.0)%
Net income	58,242	58,225	17	—%
Net income attributable to noncontrolling interest	(2,784)	(1,486)	1,298	87.3%
Net income attributable to common shareholders	$55,458	$56,739	$(1,281)	(2.3)%
Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses at certain of these properties, partially offset by reduced occupancy. Rental income includes non-cash straight line rent adjustments totaling $3,951 and $4,975 and net amortization of approximately $2,798 and $2,505 of above and below market lease adjustments for the six months ended June 30, 2018 and 2017, respectively.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily due to increases in real estate taxes and other direct costs of operating these properties.
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
Triple net leased senior living communities:

	All Properties				Comparable Properties (1)
	As of and For the Six Months Ended June 30,				As of and For the Six Months Ended June 30,
	2018		2017		2018		2017
Total properties	229		236		229		229
# of units	24,318		26,220		24,318		24,318
Tenant operating data (2)
Occupancy	82.4%		84.1%		82.4%		84.1%
Rent coverage	1.18	x	1.24	x	1.18	x	1.24	x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2017; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2018 and 2017 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

Triple net leased senior living communities, all properties:

	Six Months Ended June 30,
	2018	2017	Change	% Change
Rental Income	$134,088	$134,678	$(590)	(0.4)%
Net operating income (NOI)	134,088	134,678	(590)	(0.4)%

Depreciation and amortization expense	(40,381)	(40,804)	(423)	(1.0)%
Impairment of assets	(548)	—	548	100.0%
Operating income	93,159	93,874	(715)	(0.8)%

Interest expense	(1,136)	(7,550)	(6,414)	(85.0)%
Loss on early extinguishment of debt	—	(7,294)	(7,294)	(100.0)%
Gain on sale of properties	261,916	—	261,916	100.0%
Net income	$353,939	$79,030	$274,909	347.9%
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

Rental income. Rental income decreased primarily due to reduced rental income resulting from the sale of six senior living communities and the transfer of one senior living community to our managed communities segment since January 1, 2017, partially offset by increased rents resulting from our purchase of improvements since January 1, 2017. Rental income includes non-cash straight line rent adjustments totaling $1,174 and $1,554 for the six months ended June 30, 2018 and 2017, respectively. Rental income increased year over year on a comparable property basis by $2,192, primarily as a result of our purchase of improvements at certain of these communities that we have owned continuously since January 1, 2017 and the resulting increased rent, pursuant to the terms of the applicable leases.
Net operating income. We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI decreased due to the decrease in rental income described above. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily as a result of the sale of six senior living communities since January 1, 2017, partially offset by our purchase of improvements since January 1, 2017.
Impairment of assets. We recorded an impairment charge of $548 to write off an acquired lease intangible asset associated with a lease default at one of our senior living communities, which was leased to a third party private operator and was transferred to one of our TRSs in June 2018. The impairment charge represents the unrecoverable acquired in place lease intangible asset after deducting settlement proceeds.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $277,837 in aggregate principal amount of mortgage notes in April 2017 with a weighted average annual interest rate of 6.7%, as well as regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage debts during the second quarter of 2017.
Gain on sale of properties. Gain on sale of properties is the result of our sale of five senior living communities during the six months ended June 30, 2018.
Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and For the Six Months Ended June 30,		As of and For the Six Months Ended June 30,
	2018	2017	2018	2017
Total properties	75	68	68	68
# of units	9,510	8,806	8,817	8,817
Occupancy	86.0%	85.8%	85.8%	85.8%
Average monthly rate (2)	$4,278	$4,310	$4,310	$4,311

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since January 1, 2017; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

Managed senior living communities, all properties:

	Six Months Ended June 30,
	2018	2017	Change	% Change
Residents fees and services	$204,750	$196,484	$8,266	4.2%
Property operating expenses	(156,114)	(149,028)	7,086	4.8%
Net operating income (NOI)	48,636	47,456	1,180	2.5%

Depreciation and amortization expense	(29,652)	(36,605)	(6,953)	(19.0)%
Operating income	18,984	10,851	8,133	75.0%

Interest expense	(2,583)	(2,352)	231	9.8%
Loss on early extinguishment of debt	(130)	—	130	100.0%
Net income	$16,271	$8,499	$7,772	91.4%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to our acquisitions since January 1, 2017, as well as an increase in occupancy, partially offset by a decrease in average monthly rates for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions since January 1, 2017, increased room turnover and maintenance costs and increased costs associated with staffing.
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
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities.  The increase in interest expense is due to our assumption of a $16,748 mortgage note in connection with our acquisition of a senior living community in February 2018 and our assumption of a $16,588 mortgage note in connection with our acquisition of two senior living communities in June 2018, partially offset by our prepayment of a $4,330 mortgage note in January 2018, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of a $4,330 mortgage note in January 2018.
Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since January 1, 2017; excludes communities classified as held for sale, if any):

	Six Months Ended June 30,
	2018	2017	Change	% Change
Residents fees and services	$196,699	$196,484	$215	0.1%
Property operating expenses	(150,602)	(148,936)	1,666	1.1%
Net operating income (NOI)	46,097	47,548	(1,451)	(3.1)%

Depreciation and amortization expense	(25,230)	(36,599)	(11,369)	(31.1)%
Operating income	20,867	10,949	9,918	90.6%

Interest expense	(2,214)	(2,352)	(138)	(5.9)%
Loss on early extinguishment of debt	130	—	(130)	100.0%
Net income	$18,783	$8,597	$10,186	118.5%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased modestly year over year. Occupancy and average monthly rates remained consistent year over year.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increased room turnover and maintenance costs and increased costs associated with staffing.
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
Depreciation and amortization expense. Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our in place resident agreements becoming fully amortized since January 1, 2017, partially offset by an increase in depreciation expense due to our purchases of improvements since January 1, 2017.
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities.  The decrease in interest expense is due to our prepayment of a $4,330 mortgage note in January 2018, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of a $4,330 mortgage note in January 2018.

All other operations(1):

	Six Months Ended June 30,
	2018	2017	Change	% Change
Rental income	$9,220	$9,115	$105	1.2%

Expenses:
Depreciation and amortization expense	(1,895)	(1,896)	1	—%
General and administrative	(54,196)	(38,005)	16,191	42.6%
Acquisition and certain other transaction related costs	(97)	(292)	(195)	(66.8)%
Impairment of assets	—	(5,082)	5,082	(100.0)%
Total expenses	(56,188)	(45,275)	10,913	24.1%

Operating loss	(46,968)	(36,160)	10,808	29.9%

Dividend income	1,318	1,319	(1)	(0.1)%
Unrealized gains and losses on equity securities, net	50,506	—	50,506	100.0%
Interest and other income	114	195	(81)	(41.5)%
Interest expense	(72,624)	(61,817)	10,807	17.5%
Loss before income tax expense and equity in earnings of an investee	(67,654)	(96,463)	(28,809)	(29.9)%
Income tax expense	(365)	(191)	174	91.1%
Equity in earnings of an investee	51	502	(451)	(89.8)%
Net loss	$(67,968)	$(96,152)	$(28,184)	(29.3)%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $275 for each of the six months ended June 30, 2018 and 2017. Rental income also includes net amortization of approximately $110 of acquired real estate leases and obligations for each of the six months ended June 30, 2018 and 2017.
Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since January 1, 2017. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to $31,957 of estimated business management incentive fees that we recognized for the six months ended June 30, 2018 as a result of our total shareholder return exceeding the returns for the SNL U.S. REIT Healthcare index over the applicable measurement period by 38.3%, compared to $14,026 of business management incentive fees that we recognized for the six months ended June 30, 2017. This increase was partially offset by a decrease in business management fees as a result of lower market prices for our common shares during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include legal and diligence costs incurred in connection with our acquisition, disposition and operations transition activities that we expensed under GAAP.
Impairment of assets. At June 30, 2017, we recorded a $5,082 loss on impairment to reduce the carrying value of our investment in Five Star shares to its estimated fair value due to the market value of this investment being significantly below our carrying value for an extended period in accordance with GAAP standards at that time.
Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc.

Unrealized gains and losses on equity securities, net. Unrealized gains and losses on equity securities, net, represents the net unrealized gains to adjust our investments in RMR Inc. and Five Star to their fair value as of June 30, 2018 in accordance with a change in GAAP standards effective January 1, 2018.
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
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We provide below calculations of our funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, and NOI for the three and six months ended June 30, 2018 and 2017. These measures should be considered in conjunction with net income, net income attributable to common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income attributable to common shareholders or operating income as indicators of our operating performance or as measures of our liquidity. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.
Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or Nareit, which is net income attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization and the difference between net income attributable to common shareholders and FFO attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributable to common shareholders differs from Nareit’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude acquisition and certain other transaction related costs expensed under GAAP such as legal and professional fees associated with our acquisition and disposition activities, gains and losses on early extinguishment of debt, if any, unrealized gains and losses on equity securities, net, if any, and Normalized FFO from noncontrolling interest, net of FFO, if any. We consider FFO attributable to common shareholders and Normalized FFO attributable to common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income attributable to common shareholders and operating income. We believe that FFO attributable to common shareholders and Normalized FFO attributable to common shareholders provide useful information to investors, because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2018 and 2017 and reconciliations of net income attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income attributable to common shareholders per share for these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common shareholders	$123,587	$16,042	$359,609	$48,197
Depreciation and amortization expense	72,300	69,669	142,639	142,844
FFO allocated to noncontrolling interest	(5,300)	(5,305)	(10,600)	(5,761)
Gain on sale of properties	(80,762)	—	(261,916)	—
Impairment of assets	548	5,082	548	5,082
FFO attributable to common shareholders	110,373	85,488	230,280	190,362

Estimated business management incentive fees (1)	17,610	10,760	31,957	14,026
Acquisition and certain other transaction related costs	77	—	97	292
Loss on early extinguishment of debt	—	7,353	130	7,353
Unrealized gains and losses on equity securities, net	(23,265)	—	(50,506)	—
Normalized FFO attributable to common shareholders	$104,795	$103,601	$211,958	$212,033

Weighted average common shares outstanding (basic)	237,487	237,399	237,483	237,395
Weighted average common shares outstanding (diluted)	237,529	237,445	237,506	237,433

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.52	$0.07	$1.51	$0.20
FFO attributable to common shareholders	$0.46	$0.36	$0.97	$0.80
Normalized FFO attributable to common shareholders	$0.44	$0.44	$0.89	$0.89
Distributions declared per common share	$0.39	$0.39	$0.78	$0.78

(1)
Incentive fees under our business management agreement are payable after the end of each calendar year, are calculated based on common share total return, as defined, and are included in general and administrative expense in our condensed consolidated statements of comprehensive income. In calculating net income attributable to common shareholders in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income attributable to common shareholders, we do not include these amounts in the calculation of Normalized FFO attributable to common shareholders until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined.

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
The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of net income to NOI for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Net Income to NOI:
Net income	$124,988	$17,402	$362,393	$49,683
Gain on sale of properties	(80,762)	—	(261,916)	—
Income before gain on sale of properties	44,226	17,402	100,477	49,683

Equity in earnings of an investee	(7)	(374)	(51)	(502)
Income tax expense	105	99	365	191
Income from continuing operations before income tax expense and equity in earnings of an investee	44,324	17,127	100,791	49,372
Loss on early extinguishment of debt	—	7,353	130	7,353
Interest expense	44,813	40,800	88,365	84,289
Interest and other income	(60)	(76)	(114)	(195)
Unrealized gains and losses on equity securities, net	(23,265)	—	(50,506)	—
Dividend income	(659)	(659)	(1,318)	(1,319)
Operating income	65,153	64,545	137,348	139,500

Impairment of assets	548	5,082	548	5,082
Acquisition and certain other transaction related costs	77	—	97	292
General and administrative expense	29,078	22,922	54,196	38,005
Depreciation and amortization expense	72,300	69,669	142,639	142,844
Total NOI	$167,156	$162,218	$334,828	$325,723

MOB NOI	$72,671	$67,005	$142,884	$134,474
Triple net leased communities NOI	66,113	67,426	134,088	134,678
Managed communities NOI	23,754	23,217	48,636	47,456
All other operations NOI	4,618	4,570	9,220	9,115
Total NOI	$167,156	$162,218	$334,828	$325,723

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities and borrowings under our revolving credit facility. We believe that these sources will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

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
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 were as follows: (1) cash provided by operating activities decreased to $179.1 million in 2018 from $211.5 million in 2017; (2) cash provided by investing activities increased to $161.8 million in 2018 from cash used in investing activities of $72.2 million in 2017; and (3) cash used in financing activities increased to $248.9 million in 2018 from $133.9 million in 2017.
The decrease in cash provided by operating activities for the six months ended June 30, 2018 compared to the prior year was primarily due to the payment of business management incentive fee expense of $55.7 million in January 2018. Cash provided by investing activities increased in 2018 primarily due to proceeds from the sale of properties during the six months ended June 30, 2018, partially offset by acquisitions during the six months ended June 30, 2018. The increase in cash used in financing activities for the six months ended June 30, 2018 compared to the prior year was due primarily to repayments of amounts outstanding under our revolving credit facility during the six months ended June 30, 2018, partially offset by net proceeds from our February 2018 issuance of senior unsecured notes.
Our Investment and Financing Liquidity and Resources
As of June 30, 2018, we had $30.7 million of cash and cash equivalents and $936.0 million available to borrow under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes. We currently have $94.3 million of proceeds from our sale of a senior living community in May 2018 that are being held in trust for our benefit to fund future acquisitions by us. These proceeds from the sale are classified as restricted cash in our condensed consolidated balance sheets.
In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2.0 billion. Our revolving credit facility requires annual interest to be paid on borrowings at the rate of LIBOR plus a premium (currently 120 basis points per annum) that is subject to adjustment based upon changes to our credit ratings, plus a facility fee of 25 basis points per annum on the total amount of lending commitments. As of June 30, 2018, the annual interest rate required on borrowings under our revolving credit facility was 3.2%. As of June 30, 2018 and August 6, 2018, we had $64.0 million and $125.0 million outstanding under our revolving credit facility, respectively.
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
We have a $350.0 million unsecured term loan that matures on January 15, 2020. This term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of June 30, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.4%.
We also have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 135 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of June 30, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.4%.
In January 2018, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $4.3 million, a maturity date in September 2043 and an annual interest rate of 4.4%. In July 2018, we prepaid, at par plus accrued interest, mortgage notes secured by 12 of our properties with an aggregate outstanding principal balance of approximately $90.6 million, maturity dates in October 2018 and a weighted average annual interest rate of 5.0%. In July 2018, we gave notice of our intention to prepay, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $6.4 million, a maturity date in January 2019 and an annual interest rate of 4.7%. We expect to make this prepayment in September 2018.

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
In March 2018, we acquired one MOB (one building) located in Virginia with approximately 135,000 square feet for a purchase price of approximately $22.8 million, including our assumption of a $11.1 million mortgage note and excluding closing costs. We funded this acquisition with cash on hand, borrowings under our revolving credit facility and the assumption of the mortgage note described above.
In November 2017, we entered a transaction agreement with Five Star pursuant to which we agreed to acquire six senior living communities from Five Star. In December 2017, we acquired two of these senior living communities for approximately $39.2 million, excluding closing costs. In January 2018, we acquired one of these senior living communities for approximately $19.7 million, excluding closing costs. In February 2018, we acquired one of these senior living communities for approximately $22.3 million, including our assumption of a $16.7 million mortgage note and excluding closing costs. In June 2018, we acquired the remaining two of these senior living communities for approximately $23.3 million, including our assumption of a $16.6 million mortgage note and excluding closing costs. We funded these acquisitions with cash on hand, borrowings under our revolving credit facility and the assumption of the mortgage notes described above. In connection with our acquisitions of these senior living communities, we entered management and pooling agreements with Five Star for Five Star to manage these senior living communities for us.
In March 2018, we sold two triple net leased senior living communities that were leased to Sunrise for an aggregate sales price of $217.0 million, excluding closing costs, resulting in a gain of approximately $181.2 million. In May 2018, we sold one triple net leased senior living community that was leased to Sunrise for an aggregate sales price of $96.0 million, excluding closing costs, resulting in a gain of approximately $78.9 million. We recognized rental income of $0.7 million and $3.5 million during the three and six months ended June 30, 2018 related to these three communities.
In June 2018, we sold one SNF that was leased to Five Star and one senior living community that was leased to a private operator, where the tenant exercised its purchase option for the property, for a combined sales price of approximately $21.9 million, excluding closing costs, resulting in a net gain of approximately $1.9 million. Rental income was reduced by $0.7 million in accordance with our lease with Five Star upon the sale of the SNF that was previously leased to Five Star. We recognized rental income of $0.3 million and $0.7 million during the three and six months ended June 30, 2018 related to the senior living community that was leased to a private operator.
During the three and six months ended June 30, 2018 and 2017, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
MOB tenant improvements (1)	$1,089	$1,575	$2,689	$3,840
MOB leasing costs (2)	1,225	2,108	1,647	3,198
MOB building improvements (3)	3,127	3,689	5,683	5,272
Managed senior living communities capital improvements	3,355	3,150	5,762	6,936
Recurring capital expenditures	$8,796	$10,522	$15,781	$19,246

Development, redevelopment and other activities - MOBs (4)	1,549	352	1,946	2,617
Development, redevelopment and other activities - Managed senior living communities (4)	8,109	7,178	10,933	14,405
Total development, redevelopment and other activities	$9,658	$7,530	$12,879	$17,022

(1)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and tenant inducements.

(3)	MOB building improvements generally include capital expenditures to replace obsolete building components and capital expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of acquisition of a property and incurred within a short period thereafter and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

During the three and six months ended June 30, 2018, we invested $10.1 million and $12.3 million in revenue producing capital improvements at certain of our triple net leased senior living communities, and, as a result, annual rents payable to us increased by approximately $0.8 million and $0.9 million, respectively, pursuant to the terms of the applicable leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases. These capital improvement amounts are not included in the table above.
During the three months ended June 30, 2018, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	106	88	194
Total leasing costs and concession commitments (1)	$2,381	$2,193	$4,574
Total leasing costs and concession commitments per square foot (1)	$22.39	$25.00	$23.57
Weighted average lease term (years) (2)	4.5	6.2	5.5
Total leasing costs and concession commitments per square foot per year (1)	$5.01	$4.12	$4.54

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of June 30, 2018, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.
As of June 30, 2018, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our MOBs of approximately $23.3 million.
On February 22, 2018, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.7 million, that was declared on January 19, 2018 and was payable to shareholders of record on January 29, 2018. On May 17, 2018, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.7 million, that was declared on April 19, 2018 and was payable to shareholders of record on April 30, 2018. On July 19, 2018, we declared a regular quarterly distribution payable to common shareholders of record on July 30, 2018 of $0.39 per share, or approximately $92.7 million. We expect to pay this distribution on or about August 16, 2018 using cash on hand and borrowings under our revolving credit facility.
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
Off Balance Sheet Arrangements
As of June 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at June 30, 2018 were: (1) borrowings under our $1.0 billion unsecured revolving credit facility, of which $64.0 million was outstanding at June 30, 2018; (2) seven public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $500.0 million principal amount at an annual interest rate of 4.75% due 2028, (f) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (g) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount unsecured term loan due 2020; (4) our $200.0 million principal amount unsecured term loan due 2022; and (5) $833.6 million aggregate principal amount of mortgage notes secured by 26 of our properties (27 buildings) with maturity dates between 2018 and 2043. We also have two properties subject to capital leases with lease obligations totaling $10.3 million at June 30, 2018; these capital leases expire, and our purchase option commences, beginning in 2026. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contain covenants which restrict our ability to make distributions to our shareholders in certain circumstances. As of June 30, 2018, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: Five Star, which is our former subsidiary and largest tenant and the manager of our managed senior living communities and of which we owned, as of June 30, 2018, 8.4% of its outstanding common shares and Adam D. Portnoy, beneficially owned, as of June 30, 2018, directly and indirectly as sole trustee of ABP Trust, 35.6% of its outstanding common shares; and AIC, of which we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 3, 9, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with Five Star and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Impact of Government Reimbursement
For the six months ended June 30, 2018, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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

Fixed Rate Debt
At June 30, 2018, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$500,000	4.75%	$23,750	2028	Semi-Annually
Senior unsecured notes	400,000	3.25%	13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage notes (2)	12,436	6.31%	785	2018	Monthly
Mortgage notes (2)	11,750	6.24%	733	2018	Monthly
Mortgage notes (2)	66,609	4.47%	2,977	2018	Monthly
Mortgage note (3)	6,360	4.69%	298	2019	Monthly
Mortgage notes	43,090	3.79%	1,633	2019	Monthly
Mortgage note	2,325	7.49%	174	2022	Monthly
Mortgage note	13,448	6.28%	845	2022	Monthly
Mortgage note	11,288	4.85%	547	2022	Monthly
Mortgage note	16,588	5.75%	954	2022	Monthly
Mortgage note	16,624	6.64%	1,104	2023	Monthly
Mortgage note (4)	620,000	3.53%	21,886	2026	Monthly
Mortgage note	2,074	6.25%	130	2033	Monthly
Mortgage note	11,002	4.44%	488	2043	Monthly
	$3,083,594		$150,259

(1)
The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(2)	In July 2018, we prepaid these secured debts, at par plus accrued interest.

(3)	In July 2018, we gave notice of our intention to prepay, at par plus accrued interest, this secured debt. We expect to make this prepayment in September 2018.

(4)	The property encumbered by these mortgages is subject to a joint venture in which we own a 55% equity interest.
No principal repayments are due under our unsecured notes until maturity. Our mortgage notes generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.
If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $30.8 million.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2018, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those obligations by approximately $46.4 million.

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
Floating Rate Debt
At June 30, 2018, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility under which we had $64.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan. Our revolving credit facility matures on January 15, 2022 and subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2023. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan and our $200.0 million term loan are prepayable without penalty at any time.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2018 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At June 30, 2018	3.38%	$614,000	$20,753	$0.09
One percentage point increase	4.38%	$614,000	$26,893	$0.11

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of June 30, 2018.

(2)	Based on weighted average number of shares outstanding (diluted) for the six months ended June 30, 2018.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2018 if we were fully drawn on our revolving credit facility and our term loans remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At June 30, 2018	3.26%	$1,550,000	$50,530	$0.21
One percentage point increase	4.26%	$1,550,000	$66,030	$0.28

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of June 30, 2018.

(2)	Based on weighted average number of shares outstanding (diluted) for the six months ended June 30, 2018.
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
Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY AND LARGEST TENANT AND THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY AND THE ABILITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR SENIOR LIVING COMMUNITIES SATISFACTORILY, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO ATTRIBUTABLE TO COMMON SHAREHOLDERS, NORMALIZED FFO ATTRIBUTABLE TO COMMON SHAREHOLDERS, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS AND MANAGERS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, FIVE STAR, RMR LLC, RMR INC., AIC, AND OTHERS AFFILIATED WITH THEM,

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

•
THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, AS AMENDED BY THE HEALTH CARE AND EDUCATION RECONCILIATION ACT, OR COLLECTIVELY, THE ACA, OR THE POSSIBLE FUTURE REPEAL, REPLACEMENT OR MODIFICATION OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGERS, AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS.

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

•
FOR THE THREE MONTHS ENDED JUNE 30, 2018, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUES ARE DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS AND OUR BECOMING MORE DEPENDENT ON GOVERNMENT PAYMENTS,

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

•
AS OF JUNE 30, 2018, WE HAD ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $23.3 MILLION. IT IS DIFFICULT TO ACCURATELY ESTIMATE TENANT SPACE PREPARATION COSTS. OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

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

•	RMR INC. MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US, AND

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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 22, 2018.)
10.2	Form of Indemnification Agreement.(+) (Filed herewith.)
10.3
Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 31, 2018, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Filed herewith.)

10.4
Partial Termination of and Sixteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2018, among certain subsidiaries of the Company, as Landlord, andcertain subsidiaries of Five Star Senior Living Inc., as Tenant. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Amended and Restated Pooling Agreement No. 12, dated as of June 28, 2018, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2018.)

99.2
Accession Agreement to Amended and Restated Pooling Agreement No. 12, dated as of June 29, 2018, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2018.)

99.3	Pooling Agreement No. 13, dated as of January 19, 2018, between FVE Managers, Inc. and SNH Tellico Tenant LLC. (Filed herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ Jennifer F. (Francis) Mintzer
Jennifer F. (Francis) Mintzer
President and Chief Operating Officer

Dated: August 7, 2018

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: August 7, 2018