Form 10-Q
period 2018-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2018-11-06
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of registrant’s common shares outstanding as of November 5, 2018: 237,730,650

SENIOR HOUSING PROPERTIES TRUST
FORM 10-Q

September 30, 2018

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$851,084	$824,879
Buildings and improvements	7,166,130	6,999,884
	8,017,214	7,824,763
Accumulated depreciation	(1,607,602)	(1,454,477)
	6,409,612	6,370,286

Cash and cash equivalents	47,657	31,238
Restricted cash	108,335	16,083
Acquired real estate leases and other intangible assets, net	450,219	472,265
Other assets, net	437,621	404,147
Total assets	$7,453,444	$7,294,019

LIABILITIES AND EQUITY
Unsecured revolving credit facility	$195,000	$596,000
Unsecured term loans, net	548,080	547,460
Senior unsecured notes, net	2,215,900	1,725,662
Secured debt and capital leases, net	745,269	805,404
Accrued interest	34,727	17,987
Assumed real estate lease obligations, net	88,692	96,018
Other liabilities	231,296	228,300
Total liabilities	4,058,964	4,016,831

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,730,900 and 237,630,409 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2,377	2,376
Additional paid in capital	4,610,885	4,609,316
Cumulative net income	2,259,338	1,766,495
Cumulative other comprehensive income	(108)	87,231
Cumulative distributions	(3,638,499)	(3,360,468)
Total equity attributable to common shareholders	3,233,993	3,104,950
Noncontrolling interest:
Total equity attributable to noncontrolling interest	160,487	172,238
Total equity	3,394,480	3,277,188
Total liabilities and equity	$7,453,444	$7,294,019
 See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$173,648	$168,348	$521,961	$501,437
Residents fees and services	105,321	98,325	309,981	294,748
Total revenues	278,969	266,673	831,942	796,185

Expenses:
Property operating expenses	115,987	104,689	334,141	308,650
Depreciation and amortization	71,661	66,619	214,300	209,463
General and administrative	31,032	19,883	85,228	57,880
Acquisition and certain other transaction related costs	51	19	138	148
Impairment of assets	4,525	—	5,073	5,082
Total expenses	223,256	191,210	638,880	581,223

Gain on sale of properties	—	—	261,916	—
Dividend income	660	659	1,978	1,978
Unrealized gains and losses on equity securities, net	35,137	—	85,643	—
Interest and other income	248	128	362	323
Interest expense	(45,416)	(40,105)	(133,781)	(124,394)
Gain (loss) on early extinguishment of debt	108	(274)	(22)	(7,627)
Income from continuing operations before income tax expense and equity in earnings of an investee	46,450	35,871	409,158	85,242
Income tax expense	(79)	(109)	(444)	(300)
Equity in earnings of an investee	831	31	882	533
Net income	47,202	35,793	409,596	85,475
Net income attributable to noncontrolling interest	(1,397)	(1,379)	(4,181)	(2,865)
Net income attributable to common shareholders	$45,805	$34,414	$405,415	$82,610

Other comprehensive income:
Unrealized gain on investments in available for sale securities	—	7,333	—	26,383
Amounts reclassified from cumulative other comprehensive income to net income	—	—	—	5,082
Equity in unrealized gain of an investee	173	116	90	296
Other comprehensive income	173	7,449	90	31,761
Comprehensive income	47,375	43,242	409,686	117,236
Comprehensive income attributable to noncontrolling interest	(1,397)	(1,379)	(4,181)	(2,865)
Comprehensive income attributable to common shareholders	$45,978	$41,863	$405,505	$114,371

Weighted average common shares outstanding (basic)	237,511	237,421	237,492	237,404
Weighted average common shares outstanding (diluted)	237,562	237,460	237,526	237,445

Per common share amounts (basic and diluted):
Net income attributable to common shareholders	$0.19	$0.14	$1.71	$0.35

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$409,596	$85,475
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	214,300	209,463
Amortization of debt issuance costs and debt discounts and premiums	4,579	4,050
Straight line rental income	(8,507)	(10,485)
Amortization of acquired real estate leases and other intangible assets	(4,290)	(3,963)
Loss on early extinguishment of debt	22	7,627
Impairment of assets	5,073	5,082
Gain on sale of properties	(261,916)	—
Unrealized gains and losses on equity securities, net	(85,643)	—
Other non-cash adjustments	(2,828)	(2,829)
Equity in earnings of an investee	(882)	(533)
Change in assets and liabilities:
Other assets	(5,243)	(390)
Accrued interest	16,740	13,714
Other liabilities	5,021	27,438
Net cash provided by operating activities	286,022	334,649

Cash flows from investing activities:
Real estate acquisitions and deposits	(129,493)	(34,227)
Real estate improvements	(65,953)	(89,710)
Proceeds from sale of properties	332,389	—
Net cash provided by (used in) investing activities	136,943	(123,937)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net	491,560	—
Proceeds from borrowings on revolving credit facility	617,000	572,000
Repayments of borrowings on revolving credit facility	(1,018,000)	(428,000)
Repayment of other debt	(106,038)	(303,964)
Loss on early extinguishment of debt settled in cash	(150)	(5,485)
Payment of debt issuance costs	(4,296)	(6,836)
Repurchase of common shares	(407)	(341)
Proceeds from noncontrolling interest, net	—	255,813
Distributions to noncontrolling interest	(15,932)	(8,587)
Distributions to shareholders	(278,031)	(277,932)
Net cash used in financing activities	(314,294)	(203,332)

Increase in cash and cash equivalents and restricted cash	108,671	7,380
Cash and cash equivalents and restricted cash at beginning of period	47,321	35,578
Cash and cash equivalents and restricted cash at end of period	$155,992	$42,958

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental cash flows information:
Interest paid	$112,462	$106,629
Income taxes paid	$439	$441

Non-cash investing activities:
Acquisitions funded by assumed debt	$(44,386)	$—

Non-cash financing activities:
Assumption of mortgage notes payable	$44,386	$—
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2018	2017
Cash and cash equivalents	$47,657	$28,870
Restricted cash	108,335	14,088
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$155,992	$42,958

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in our condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and impairment of real estate and intangible assets. We have made reclassifications to the financial statements of prior periods to conform to the current period presentation. These reclassifications had no effect on net income or equity.
In March 2017, we entered a joint venture with a sovereign investor for one of our properties (two buildings) leased to medical providers, medical related business, clinics and biotech laboratory tenants, or MOBs, located in Boston, Massachusetts. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification. We concluded that we must consolidate this VIE because we have the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,070,402 and $1,102,986 as of September 30, 2018 and December 31, 2017, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $714,635 and $720,678 as of September 30, 2018 and December 31, 2017, respectively, and consist primarily of the debt securing the property. The sovereign investor's interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Note 6 for further information about this joint venture.
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
On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU No. 2016-18 also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. As a result, amounts included in restricted cash in our condensed consolidated balance sheets are presented with cash and cash equivalents in our condensed consolidated statements of cash flows to the related captions in the condensed consolidated balance sheets. Restricted cash totaled $108,335 and $14,088 as of September 30, 2018 and 2017, respectively. The implementation of ASU No. 2016-18 resulted in a $10,259 increase to net cash provided by operating activities for the nine months ended September 30, 2017. The adoption of ASU No. 2016-18 did not change our balance sheet presentation.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2018-07 will have in our condensed consolidated financial statements.
Note 3.  Real Estate Properties
At September 30, 2018, we owned 443 properties (469 buildings) located in 42 states and Washington, D.C.
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

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

The table below represents the purchase price allocations (including net closing adjustments) of the MOB acquisitions that closed during the nine months ended September 30, 2018, as described above:

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
The table below represents the purchase price allocations (including net closing adjustments) of the senior living community acquisitions that closed during the nine months ended September 30, 2018, as described above:

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
Impairment:
We periodically evaluate our assets for impairment. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected asset by comparing it to the expected future undiscounted net cash flows to be generated from that asset. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value.
During the three and nine months ended September 30, 2018, we recorded impairment of assets charges of $4,525 and $5,073, respectively, to write off unamortized assets related to lease defaults at two of our senior living communities located in California and Colorado that were leased to third party private operators. In June 2018, we reached an agreement with the

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

tenant leasing the senior living community in California and its guarantor to settle past due amounts, terminate the lease and transfer operations, and, in connection with this agreement, we received $2,150 of settlement proceeds. We reached an agreement with the tenant leasing the senior living community in Colorado to terminate the lease and transfer operations in November 2018. We entered management agreements with Five Star to operate these communities for our account under TRS structures.
We did not record any impairment charges for our real estate properties during the three and nine months ended September 30, 2017. See Note 5 for further information regarding other than temporary impairment losses recorded in 2017 relating to our investments in equity securities.

Dispositions:
In March 2018, we sold two senior living communities that were leased to Sunrise Senior Living LLC, or Sunrise, for an aggregate sales price of $217,000, excluding closing costs, resulting in a gain of $181,154. In May 2018, we sold one senior living community leased to Sunrise for a sales price of $96,000, excluding closing costs, resulting in a gain of $78,856. We recognized rental income of $0 and $3,505 during the three and nine months ended September 30, 2018, respectively, related to these three senior living communities. We currently have $94,348 of proceeds from the sale of the senior living community in May 2018 that are being held in trust and were intended to fund future acquisitions. These proceeds from the sale are classified as restricted cash in our condensed consolidated balance sheets and will be released to us in November 2018.
In June 2018, we sold one skilled nursing facility, or SNF, a type of senior living community, that was leased to Five Star and one senior living community that was leased to a private operator, where the tenant exercised its purchase option, for a combined sales price of approximately $21,865, excluding closing costs, resulting in a net gain of $1,906. Pursuant to the terms of our lease with Five Star, our annual rental income decreased by $650 from the sale of the SNF that was previously leased to Five Star. We recognized rental income of $0 and $664 during the three and nine months ended September 30, 2018, respectively, related to the senior living community that was leased to a private operator.
Note 4.  Indebtedness
Our principal debt obligations at September 30, 2018 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) seven public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $500,000 principal amount at an annual interest rate of 4.75% due 2028, (f) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (g) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount unsecured term loan due 2020; (4) our $200,000 principal amount unsecured term loan due 2022; and (5) $735,605 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 13 of our properties (14 buildings) with maturity dates between 2019 and 2043. The 13 mortgaged properties (14 buildings) had a carrying value (before accumulated depreciation) of $1,033,303 at September 30, 2018. We also had two properties subject to capital leases with lease obligations totaling $10,053 at September 30, 2018; these two properties had a carrying value (before accumulated depreciation) of $36,257 at September 30, 2018, and the capital leases expire in 2026.
In February 2018, we issued $500,000 of 4.75% senior unsecured notes due 2028, raising net proceeds of approximately $487,264 after underwriting discounts and expenses. We used the net proceeds of this offering to reduce amounts outstanding under our revolving credit facility.
In January 2018, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $4,338, a maturity date in September 2043 and an annual interest rate of 4.4%. In July 2018, we prepaid, at par plus accrued interest, mortgage notes secured by 12 of our properties with an aggregate outstanding principal balance of approximately $90,602, maturity dates in October 2018 and a weighted average annual interest rate of 5.0%. In September 2018, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $6,325, a maturity date in January 2019 and an annual interest rate of 4.7%.
We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. Our revolving credit facility requires annual interest to be paid on borrowings at the rate of LIBOR plus a premium of 120 basis points, plus a facility fee of 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. As of September 30, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.4%. The weighted average annual interest rates for borrowings under our revolving credit facility were 3.2% and 2.5% for the three months ended September 30, 2018 and 2017, respectively, and 2.9% and 2.3% for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had $195,000 outstanding and $805,000 available for borrowing, and as of November 5, 2018, we had $165,000 outstanding and $835,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $2,291 and $3,929 for the three months ended September 30, 2018 and 2017, respectively, and $7,872 and $9,888 for the nine months ended September 30, 2018 and 2017, respectively. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2,000,000.
Our $350,000 term loan matures in January 2020, and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 140 basis points, subject to adjustment based upon changes to our credit ratings. At September 30, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.5%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.5% and 2.6% for the three months ended September 30, 2018 and 2017, respectively, and 3.3% and 2.4% for the nine months ended September 30, 2018 and 2017, respectively. We incurred interest expense and other associated costs related to this term loan of $3,263 and $2,491 for the three months ended September 30, 2018 and 2017, respectively, and $9,106 and $6,802 for the nine months ended September 30, 2018 and 2017, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.
Our $200,000 term loan matures in September 2022, and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 135 basis points, subject to adjustment based upon changes to our credit ratings. At September 30, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.6%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.5% and 2.7% for the three months ended September 30, 2018 and 2017, respectively, and 3.3% and 2.7% for the nine months ended September 30, 2018 and 2017, respectively. We incurred interest expense and other associated costs related to this term loan of $1,842 and $1,476 for the three months ended September 30, 2018 and 2017, respectively, and $5,144 and $4,323 for the nine months ended September 30, 2018 and 2017, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.
Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at September 30, 2018.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5.  Fair Value of Assets and Liabilities
The table below presents certain of our assets measured at fair value at September 30, 2018, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investment in RMR Inc. (1)	$244,751	$244,751	$—	$—
Investment in Five Star (2)	$3,643	$3,643	$—	$—

(1)
Our 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $69,826 as of September 30, 2018. During the three and nine months ended September 30, 2018, we recorded an unrealized gain of $37,847 and $88,353, respectively, to adjust the carrying value of our investment in RMR Inc. class A common shares to their fair value.

(2)
Our 4,235,000 common shares of Five Star, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our adjusted cost basis for these shares is $6,353 as of September 30, 2018. During each of the three and nine months ended September 30, 2018, we recorded an unrealized loss of $2,710, to adjust the carrying value of our investment in Five Star common shares to their fair value. During the nine months ended September 30, 2017, we recorded a loss on impairment of $5,082 to reduce the carrying value of our Five Star investment to its estimated fair value in accordance with applicable GAAP standards at that time.

In addition to the assets described in the table above, our financial instruments at September 30, 2018 and December 31, 2017 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of September 30, 2018		As of December 31, 2017
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$2,215,900	$2,256,958	$1,725,662	$1,810,882
Secured debts(2)	745,269	692,075	805,404	794,047
	$2,961,169	$2,949,033	$2,531,066	$2,604,929

(1)	Includes unamortized debt issuance costs, premiums and discounts.

(2)
We assumed certain of these secured debts in connection with our acquisitions of certain properties. We recorded the assumed secured debts at estimated fair value on the date of assumption and we are amortizing the fair value adjustments, if any, to interest expense over their respective terms to adjust interest expense to the estimated market interest rates as of the date of assumption.

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (a Level 1 input) as of September 30, 2018. We estimated the fair values of our five issuances of senior unsecured notes due 2019, 2020, 2021, 2024 and 2028 using an average of the bid and ask price on or about September 30, 2018 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
Note 6. Noncontrolling Interest
In March 2017, we entered a joint venture with a sovereign investor for one of our MOBs (two buildings) located in Boston, Massachusetts. The investor contributed approximately $261,009 for a 45% equity interest in the joint venture, and we retained the remaining 55% equity interest in the joint venture. Net proceeds from this transaction were approximately $255,931, after transaction costs. We continue to control this property and therefore continue to account for this property on a consolidated basis in our condensed consolidated financial statements under the VIE model.
We recognized a noncontrolling interest in our condensed consolidated balance sheets of approximately $181,859 as of completion of the transaction, which was equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was approximately $74,072, was reflected as an increase in additional paid in capital in our condensed consolidated balance sheets upon the closing of the transaction. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,397 and $1,379 for the three months ended September 30, 2018 and 2017, respectively, and $4,181 and $2,865 for the nine months ended September 30, 2018 and 2017, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. We made aggregate cash distributions to our joint venture partner of $5,151 and $5,105 for the three months ended September 30, 2018 and 2017, respectively, and $15,932 and $8,587 for the nine months ended September 30, 2018 and 2017, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of September 30, 2018, this joint venture held real estate assets with an aggregate net book value of $749,830, subject to mortgage notes of $620,000.
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
Share Awards:
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
On September 13, 2018, we granted an aggregate of 105,800 of our common shares, valued at $19.11 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR LLC under our equity compensation plan.
Share Purchases:
On January 1, 2018, we purchased 4,628 of our common shares, valued at $19.15 per share, the closing price of our common shares on Nasdaq on December 29, 2017, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
On September 24, 2018, we purchased an aggregate of 18,121 of our common shares, valued at $17.56 per share, the closing price of our common shares on Nasdaq on that day, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

On October 2, 2018, we purchased 250 of our common shares, valued at $17.05 per share, the closing price of our common shares on Nasdaq on that day, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
On February 22, 2018, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,674, that was declared on January 19, 2018 and was payable to shareholders of record on January 29, 2018. On May 17, 2018, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,676, that was declared on April 19, 2018 and was payable to shareholders of record on April 30, 2018. On August 16, 2018, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,681, that was declared on July 19, 2018 and was payable to shareholders of record on July 30, 2018. On October 18, 2018, we declared a regular quarterly distribution payable to common shareholders of record on October 29, 2018, of $0.39 per share, or approximately $92,715. We expect to pay this distribution on or about November 15, 2018.
Note 8.  Segment Reporting
As of September 30, 2018, we have four operating segments, of which three are separate reporting segments. We aggregate the reporting units in each of our MOBs, our triple net leased senior living communities and our managed senior living communities into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes MOBs where the tenants pay us rent. The second reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and with respect to which we receive rents from the operators. The third reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. The fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$104,492	$64,538	$—	$4,618	$173,648
Residents fees and services	—	—	105,321	—	105,321
Total revenues	104,492	64,538	105,321	4,618	278,969

Expenses:
Property operating expenses	32,652	—	83,335	—	115,987
Depreciation and amortization	35,223	20,148	15,341	949	71,661
General and administrative	—	—	—	31,032	31,032
Acquisition and certain other transaction related costs	—	—	—	51	51
Impairment of assets	—	4,525	—	—	4,525
Total expenses	67,875	24,673	98,676	32,032	223,256

Dividend income	—	—	—	660	660
Unrealized gains and losses on equity securities, net	—	—	—	35,137	35,137
Interest and other income	—	—	—	248	248
Interest expense	(6,172)	(327)	(997)	(37,920)	(45,416)
Gain on early extinguishment of debt	—	76	32	—	108
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	30,445	39,614	5,680	(29,289)	46,450
Income tax expense	—	—	—	(79)	(79)
Equity in earnings of an investee	—	—	—	831	831
Net income (loss)	30,445	39,614	5,680	(28,537)	47,202
Net income attributable to noncontrolling interest	(1,397)	—	—	—	(1,397)
Net income (loss) attributable to common shareholders	$29,048	$39,614	$5,680	$(28,537)	$45,805

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$309,497	$198,626	$—	$13,838	$521,961
Residents fees and services	—	—	309,981	—	309,981
Total revenues	309,497	198,626	309,981	13,838	831,942

Expenses:
Property operating expenses	94,773	—	239,368	—	334,141
Depreciation and amortization	105,934	60,529	44,993	2,844	214,300
General and administrative	—	—	—	85,228	85,228
Acquisition and certain other transaction related costs	—	—	—	138	138
Impairment of assets	—	5,073	—	—	5,073
Total expenses	200,707	65,602	284,361	88,210	638,880

Gain on sale of properties	—	261,916	—	—	261,916
Dividend income	—	—	—	1,978	1,978
Unrealized gains and losses on equity securities, net	—	—	—	85,643	85,643
Interest and other income	—	—	—	362	362
Interest expense	(18,194)	(1,463)	(3,580)	(110,544)	(133,781)
Gain (loss) on early extinguishment of debt	—	76	(98)	—	(22)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	90,596	393,553	21,942	(96,933)	409,158
Income tax expense	—	—	—	(444)	(444)
Equity in earnings of an investee	—	—	—	882	882
Net income (loss)	90,596	393,553	21,942	(96,495)	409,596
Net income attributable to noncontrolling interest	(4,181)	—	—	—	(4,181)
Net income (loss) attributable to common shareholders	$86,415	$393,553	$21,942	$(96,495)	$405,415

	As of September 30, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Total assets	$3,408,381	$2,121,134	$1,351,382	$572,547	$7,453,444

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2017
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$96,116	$67,662	$—	$4,570	$168,348
Residents fees and services	—	—	98,325	—	98,325
Total revenues	96,116	67,662	98,325	4,570	266,673

Expenses:
Property operating expenses	29,158	—	75,531	—	104,689
Depreciation and amortization	32,351	20,629	12,691	948	66,619
General and administrative	—	—	—	19,883	19,883
Acquisition and certain other transaction related costs	—	—	—	19	19
Total expenses	61,509	20,629	88,222	20,850	191,210

Dividend income	—	—	—	659	659
Interest and other income	—	—	—	128	128
Interest expense	(6,172)	(655)	(1,172)	(32,106)	(40,105)
Loss on early extinguishment of debt	—	—	—	(274)	(274)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	28,435	46,378	8,931	(47,873)	35,871
Income tax expense	—	—	—	(109)	(109)
Equity in earnings of an investee	—	—	—	31	31
Net income (loss)	28,435	46,378	8,931	(47,951)	35,793
Net income attributable to noncontrolling interest	(1,379)	—	—	—	(1,379)
Net income (loss) attributable to common shareholders	$27,056	$46,378	$8,931	$(47,951)	$34,414

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2017
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$285,413	$202,340	$—	$13,684	$501,437
Residents fees and services	—	—	294,748	—	294,748
Total revenues	285,413	202,340	294,748	13,684	796,185

Expenses:
Property operating expenses	83,980	—	224,670	—	308,650
Depreciation and amortization	95,890	61,434	49,295	2,844	209,463
General and administrative	—	—	—	57,880	57,880
Acquisition and certain other transaction related costs	—	—	—	148	148
Impairment of assets	—	—	—	5,082	5,082
Total expenses	179,870	61,434	273,965	65,954	581,223

Dividend income	—	—	—	1,978	1,978
Interest and other income	—	—	—	323	323
Interest expense	(18,742)	(8,205)	(3,523)	(93,924)	(124,394)
Loss on early extinguishment of debt	(59)	(7,294)	—	(274)	(7,627)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	86,742	125,407	17,260	(144,167)	85,242
Income tax expense	—	—	—	(300)	(300)
Equity in earnings of an investee	—	—	—	533	533
Net income (loss)	86,742	125,407	17,260	(143,934)	85,475
Net income attributable to noncontrolling interest	(2,865)	—	—	—	(2,865)
Net income (loss) attributable to common shareholders	$83,877	$125,407	$17,260	$(143,934)	$82,610

	As of December 31, 2017
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Total assets	$3,367,485	$2,251,756	$1,273,757	$401,021	$7,294,019

Note 9. Leases and Management Agreements with Five Star
Our Senior Living Communities Leased by Five Star. We are Five Star’s largest landlord and Five Star is our largest tenant. As of September 30, 2018 and 2017, we leased 184 and 185 senior living communities to Five Star, respectively. We lease senior living communities to Five Star pursuant to five leases. We recognized total rental income payable by Five Star of $51,757 and $51,333 for the three months ended September 30, 2018 and 2017, respectively, and $155,207 and $153,441 for the nine months ended September 30, 2018 and 2017, respectively. These amounts exclude percentage rent payments we received from Five Star of $1,386 and $1,353 for the three months ended September 30, 2018 and 2017, respectively, and $4,050 and $4,190 for the nine months ended September 30, 2018 and 2017, respectively. We determine actual percentage rent due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met. As of September 30, 2018 and December 31, 2017, we had rents receivable from Five Star of $17,256 and $18,539, respectively, which amounts are included in other assets in our condensed consolidated balance sheets. Rental income from Five Star represented 18.6% and 18.7% of our total revenues for the three and nine months ended September 30, 2018, respectively, and the properties Five Star leases from us represented 27.0% of our real estate investments, at cost, as of September 30, 2018.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Pursuant to the terms of our leases with Five Star, for the nine months ended September 30, 2018 and 2017, we funded $14,749 and $30,698, respectively, of improvements to communities leased to Five Star. As a result, the annual minimum rent payable to us by Five Star increased by approximately $1,177 and $2,464 as of September 30, 2018 and 2017, respectively.
Our Senior Living Communities Managed by Five Star. As of September 30, 2018 and 2017, Five Star managed 75 and 68 senior living communities for our account, respectively. We lease our senior living communities that are managed by Five Star and include assisted living units or SNF units to our TRSs and Five Star manages these communities pursuant to long term management agreements. See Note 3 above for certain senior living communities we acquired since December 2017 and which are managed by Five Star for our account. In addition, in June 2018, Five Star began managing for our account, pursuant to a management agreement and our existing Pooling Agreement No. 12 with Five Star, as amended and restated, a senior living community we own located in California with 98 living units after the previous tenant defaulted on its lease with us. We incurred management fees payable to Five Star of $3,666 and $3,414 for the three months ended September 30, 2018 and 2017, respectively, and $10,694 and $10,531 for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements. In November 2018, Five Star began managing for our account, pursuant to a management agreement with Five Star, a senior living community we own located in Colorado with 238 living units after the previous tenant defaulted on its lease with us.
Five Star also provides certain other services directly to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for these services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees payable to Five Star of $1,584 and $1,841 for the three months ended September 30, 2018 and 2017, respectively, and $4,944 and $5,709 for the nine months ended September 30, 2018 and 2017, respectively, for rehabilitation services Five Star provided at senior living communities it manages for us; we include these amounts in property operating expenses in our condensed consolidated statement of comprehensive income.
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $28,306 and $17,744 for the three months ended September 30, 2018 and 2017, respectively, and $78,119 and $50,956 for the nine months ended September 30, 2018 and 2017, respectively. The net business management fees we recognized for the three and nine months ended September 30, 2018 include $725 and $2,175, respectively, of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement and $18,751 and $50,708, respectively, of estimated 2018 incentive fees based on our common share total return, as defined in our business management agreement, as of September 30, 2018. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of incentive fees for 2018, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2018, and will be payable in 2019. The net business management fees for the three and nine months ended September 30, 2017, included $725 and $1,512, respectively, of management fees related to our subsidiary level management agreement with RMR LLC and $8,022 and $22,048, respectively, of estimated 2017 incentive fees based on our common share total return, as defined in our business management agreement, as of September 30, 2017. In January 2018, we paid RMR LLC an incentive fee of $55,740 for 2017. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,025 and $2,736 for the three months ended September 30, 2018 and 2017, respectively, and

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

$8,829 and $8,034 for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $3,440 and $2,353 for property management related expenses for the three months ended September 30, 2018 and 2017, respectively, and $9,391 and $7,116 for the nine months ended September 30, 2018 and 2017, respectively, which amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC's costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $35 and $72 for the three months ended September 30, 2018 and 2017, respectively, and $173 and $206 for the nine months ended September 30, 2018 and 2017, respectively, which amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Note 11. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc., Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
Five Star.  We are currently one of Five Star’s largest stockholders. As of September 30, 2018, we owned 4,235,000 of Five Star’s common shares, or approximately 8.4% of Five Star’s outstanding common shares. Five Star is our largest tenant and the manager of our managed senior living communities. RMR LLC provides management services to both us and Five Star. As of September 30, 2018, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., owned 35.6% of Five Star's outstanding common shares. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust and a managing director of Five Star. See Note 9 for further information regarding our relationships, agreements and transactions with Five Star and Note 5 for further information regarding our investment in Five Star.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 10 for further information regarding our management agreements with RMR LLC.
We have historically granted share awards to our officers and other employees of RMR LLC under our equity compensation plans. In September 2018 and 2017, we granted annual awards of 105,800 and 88,100 of our common shares, respectively, to our officers and other employees of RMR LLC. In September 2018 and 2017, we purchased 18,121 and 16,654 of our common shares, respectively, valued at the closing price of our common shares on Nasdaq on the applicable date of purchase, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to certain employees of RMR LLC. We include the amounts recognized as expense for share awards to our officers and other RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income.

RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc., and an officer of RMR LLC. Jennifer B. Clark, our other Managing Trustee, also serves as a managing director and as executive vice president, general counsel and secretary of RMR Inc. and an officer of ABP Trust and RMR LLC. Other officers of RMR LLC also serve as our officers. As of September 30, 2018, we owned 2,637,408 shares of class A common stock of RMR Inc.  See Note 5 for further information regarding our investment in RMR Inc.
AIC. We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC; we also have a one year standalone insurance policy that provides coverage for our MOB (two buildings) located in Boston, Massachusetts that is owned in our joint venture arrangement, which we obtained as a part of this insurance program. We (including our consolidated joint venture) paid aggregate annual premiums, including taxes and fees, of approximately $4,413 in connection with the renewal of this insurance program for the policy year ending June 30, 2019. The amount of premiums may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

As of September 30, 2018 and December 31, 2017, our investment in AIC had a carrying value of $9,157 and $8,185, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities that are owned by AIC related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.
Note 12.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. During the three months ended September 30, 2018 and 2017, we recognized income tax expense of $79 and $109, respectively, and during the nine months ended September 30, 2018 and 2017, we recognized income tax expense of $444 and $300, respectively.
Note 13. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares for basic earnings per share	237,511	237,421	237,492	237,404
Effect of dilutive securities: unvested share awards	51	39	34	41
Weighted average common shares for diluted earnings per share	237,562	237,460	237,526	237,445

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
We are a REIT organized under Maryland law. At September 30, 2018, we owned 443 properties (469 buildings) located in 42 states and Washington, D.C. At September 30, 2018, the undepreciated carrying value of our properties, which represents the gross book value of our real estate assets before depreciation and purchase price allocations, less impairment write downs, was $8.7 billion. For the three months ended September 30, 2018, 97% of our NOI came from properties where a majority of the revenues are derived from our tenants' and residents’ private resources.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per unit or square foot data):

(As of September 30, 2018)	Number of Properties	Number of Units or Square Feet		Carrying Value of Investment(1)	% of Total Investment	Investment per Unit or Square Foot(2)	Q3 2018 Revenues	% of Q3 2018 Revenues	Q3 2018 NOI (3)	% of Q3 2018 NOI
Facility Type
Independent living (4)	68	15,231		$2,356,344	27.1%	$154,707	$90,510	32.5%	$43,949	27.0%
Assisted living (4)	198	14,569		2,159,193	24.9%	$148,205	75,098	26.8%	38,324	23.5%
Skilled nursing facilities (4)	38	4,013		185,613	2.1%	$46,253	4,251	1.5%	4,251	2.6%
Subtotal senior living communities	304	33,813		4,701,150	54.1%	$139,034	169,859	60.9%	86,524	53.1%
MOBs (5)	129	12,599,795	sq. ft.	3,806,231	43.8%	$302	104,492	37.5%	71,840	44.1%
Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	4,618	1.7%	4,618	2.8%
Total	443			$8,685,491	100.0%		$278,969	100.0%	$162,982	100.0%

Tenant / Operator / Managed Properties

Five Star	184	20,035		$2,345,544	27.0%	$117,072	$51,757	18.6%	$51,757	31.8%
Brookdale	18	940		69,669	0.8%	$74,116	2,026	0.7%	2,026	1.2%
11 private senior living companies (combined)	27	3,323		533,446	6.1%	$160,531	10,755	3.9%	10,755	6.6%
Subtotal triple net leased senior living communities	229	24,298		2,948,659	33.9%	$121,354	64,538	23.1%	64,538	39.6%
Managed senior living communities (6)	75	9,515		1,752,491	20.2%	$184,182	105,321	37.8%	21,986	13.5%
Subtotal senior living communities	304	33,813		4,701,150	54.1%	$139,034	169,859	60.9%	86,524	53.1%
MOBs (5)	129	12,599,795	sq. ft.	3,806,231	43.8%	$302	104,492	37.5%	71,840	44.1%
Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	4,618	1.7%	4,618	2.8%
Total	443			$8,685,491	100.0%		$278,969	100.0%	$162,982	100.0%
Tenant / Managed Property Operating Statistics(7)

	Rent Coverage				Occupancy
	2018		2017		2018	2017
Five Star	1.05	x	1.15	x	81.4%	83.0%
Brookdale	2.15	x	2.44	x	85.0%	83.2%
11 private senior living companies (combined)	1.26	x	1.27	x	87.1%	89.8%
Subtotal triple net leased senior living communities	1.13	x	1.22	x	82.4%	84.0%
Managed senior living communities (6)	NA		NA		85.9%	86.3%
Subtotal senior living communities	1.13	x	1.22	x	83.3%	84.6%
MOBs (5)	NA		NA		95.6%	95.8%
Wellness centers	1.97	x	1.80	x	100.0%	100.0%
Total	1.18	x	1.26	x

(1)	Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any.

(2)	Represents carrying value of investment divided by number of living units or rentable square feet, as applicable, at September 30, 2018.

(3)	NOI is defined and calculated by reportable segment. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

(4)	Senior living communities are categorized by the type of living units which constitute a majority of the living units at the community.

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

(6)	These senior living communities are managed by Five Star. The occupancy for the 12 month period ended, or, if shorter, from the date of acquisitions through, September 30, 2018 was 86.1%.

(7)
Operating data for MOBs are presented as of September 30, 2018 and 2017 and include (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended June 30, 2018 and 2017, or the most recent prior period for which tenant operating results are made available to us. Rent coverage is calculated as operating cash flows from our tenants’ facility operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although there are indications that the rate of newly started developments may be slowing, the increased supply of senior living communities resulting from recent development activity has increased competitive pressures on our tenants and manager, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. In addition, changes in demographics and behavior of seniors may continue to have an impact on our tenants and manager. For example, many seniors are choosing to stay in their homes longer and have more access to home healthcare and other services, which may result in lower occupancy at our senior living communities. Further, low unemployment in the United States combined with a competitive labor market and increasing cost associated with staffing may negatively impact our tenants and managed senior living communities. These challenges may prevent our tenants and manager from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents and returns we may receive and earn from our leased and managed senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline. In part to remain competitive, we invest in renovations and improvements in our existing senior living communities and expect to continue to do so.
There have been no material changes to trends affecting the MOB industry from those we previously disclosed in our Annual Report.

During the three months ended September 30, 2018, we entered MOB lease renewals for 308,149 leasable square feet and new leases for 86,184 leasable square feet. The weighted average annual rental rate for leases entered during the quarter was $24.14 per square foot, and these rental rates were, on a weighted average basis, 5.8% above previous rents charged for the same space. Weighted average lease terms for leases entered during the third quarter of 2018 were 6.4 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered during the third quarter of 2018 totaled $11.2 million, or $28.51 per square foot on average (approximately $4.47 per square foot per year of the lease term).

Portfolio Lease Expiration Schedules
The following tables set forth information regarding our lease expirations as of September 30, 2018 (dollars in thousands):

	Annualized Rental Income(1)(2)				Percent of Total Annualized Rental Income Expiring	Cumulative Percentage of Annualized Rental Income Expiring
Year	MOBs	Triple Net Senior Living Communities	Wellness Centers	Total
2018	$10,353	$—	$—	$10,353	1.5%	1.5%
2019	42,536	590	—	43,126	6.3%	7.8%
2020	34,406	—	—	34,406	5.0%	12.8%
2021	26,260	1,424	—	27,684	4.0%	16.8%
2022	32,351	—	—	32,351	4.7%	21.5%
2023	23,715	14,037	7,700	45,452	6.6%	28.1%
2024	44,138	64,686	—	108,824	15.8%	43.9%
2025	17,047	—	—	17,047	2.5%	46.4%
2026	24,676	68,974	—	93,650	13.6%	60.0%
2027 and thereafter (3)	149,071	116,386	10,550	276,007	40.0%	100.0%
Total	$404,553	$266,097	$18,250	$688,900	100.0%

Average remaining lease term for our triple net leased senior living communities, MOBs and wellness center properties (weighted by annualized rental income): 7.4 years.

(1)
Annualized rental income is based on rents pursuant to existing leases as of September 30, 2018, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Rental income amounts also include 100% of rental income as reported under GAAP from a property owned by a joint venture in which we own a 55% equity interest.

(2)
Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended September 30, 2018, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2018 — 1.3%; 2019 — 5.6%; 2020 — 4.4%; 2021 — 3.6%; 2022 — 4.2%; 2023 — 5.9%; 2024 — 14.0%; 2025 — 2.2%; 2026 — 12.1%; and thereafter — 46.7%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included in the foregoing table, the average remaining lease term for all properties (weighted by annualized rental income) would be 8.1 years.

(3)
Includes two senior living communities leased to two separate private operators with annualized rental income of $3,167 and $4,725, respectively, where both tenants defaulted on the leases effective September 2018 and October 2018, respectively.

	Number of Tenants (1)				Percent of Total Number of Tenancies Expiring (1)	Cumulative Percentage of Number of Tenancies Expiring (1)
Year	MOBs	Triple Net Senior Living Communities	Wellness Centers	Total
2018	67	—	—	67	9.4%	9.4%
2019	104	1	—	105	14.7%	24.1%
2020	105	—	—	105	14.7%	38.8%
2021	90	1	—	91	12.7%	51.5%
2022	92	—	—	92	12.9%	64.4%
2023	58	4	3	65	9.1%	73.5%
2024	47	3	—	50	7.0%	80.5%
2025	34	—	—	34	4.8%	85.3%
2026	29	1	—	30	4.2%	89.5%
2027 and thereafter (2)	63	12	1	76	10.5%	100.0%
Total	689	22	4	715	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs.

(2)	Includes two senior living communities leased to two separate private operators where both tenants defaulted on the leases effective September 2018 and October 2018, respectively.

	Square Feet (1)					Living Units(2)
Year	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring	Triple Net Senior Living Communities	Percent of Total Living Units Expiring	Cumulative Percentage of Total Living Units Expiring
2018	357,794	—	357,794	2.8%	2.8%	—	—%	—%
2019	1,317,034	—	1,317,034	10.2%	13.0%	155	0.6%	0.6%
2020	1,438,670	—	1,438,670	11.2%	24.2%	—	—%	0.6%
2021	825,664	—	825,664	6.4%	30.6%	361	1.5%	2.1%
2022	1,185,444	—	1,185,444	9.2%	39.8%	—	—%	2.1%
2023	1,123,764	354,000	1,477,764	11.5%	51.3%	697	2.9%	5.0%
2024	1,693,584	—	1,693,584	13.2%	64.5%	6,179	25.4%	30.4%
2025	653,454	—	653,454	5.1%	69.6%	—	—%	30.4%
2026	846,907	—	846,907	6.6%	76.2%	6,857	28.2%	58.6%
2027 and thereafter (3)	2,598,062	458,000	3,056,062	23.8%	100.0%	10,049	41.4%	100.0%
Total	12,040,377	812,000	12,852,377	100.0%		24,298	100.0%

(1)	Includes 100% of square feet from a property owned by a joint venture in which we own a 55% equity interest.

(2)
Excludes 9,515 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units expiring in each of the following years would be: 2018 — 0.0%; 2019 — 0.5%; 2020 — 0.0%; 2021 — 1.1%; 2022 — 0.0%; 2023 — 2.1%; 2024 — 18.3%; 2025 — 0.0%; 2026 — 20.3%; and thereafter — 57.7%

(3)
Includes two senior living communities leased to two separate private operators with 238 and 343 living units, respectively, where both tenants defaulted on the leases effective September 2018 and October 2018, respectively.

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
The following table summarizes the results of operations of each of our segments for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
MOBs	$104,492	$96,116	$309,497	$285,413
Triple net leased senior living communities	64,538	67,662	198,626	202,340
Managed senior living communities	105,321	98,325	309,981	294,748
All other operations	4,618	4,570	13,838	13,684
Total revenues	$278,969	$266,673	$831,942	$796,185

Net income (loss) attributable to common shareholders:
MOBs	$29,048	$27,056	$86,415	$83,877
Triple net leased senior living communities	39,614	46,378	393,553	125,407
Managed senior living communities	5,680	8,931	21,942	17,260
All other operations	(28,537)	(47,951)	(96,495)	(143,934)
Net income attributable to common shareholders	$45,805	$34,414	$405,415	$82,610
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended September 30, 2018 to the three months ended September 30, 2017.
MOBs:

	All Properties		Comparable Properties (1)
	As of and For the Three Months		As of and For the Three Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Total properties	129	121	120	120
Total buildings	155	147	146	146
Total square feet (2)	12,600	11,611	11,551	11,551
Occupancy (3)	95.6%	95.8%	95.3%	95.8%

(1)
Consists of MOBs we have owned continuously since July 1, 2017; includes our MOB (two buildings) that is owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.
MOBs, all properties:

	Three Months Ended September 30,
	2018	2017	Change	% Change
Rental income	$104,492	$96,116	$8,376	8.7%
Property operating expenses	(32,652)	(29,158)	3,494	12.0%
Net operating income (NOI)	71,840	66,958	4,882	7.3%

Depreciation and amortization expense	(35,223)	(32,351)	2,872	8.9%
Interest expense	(6,172)	(6,172)	0	0.0%
Net income	30,445	28,435	2,010	7.1%
Net income attributable to noncontrolling interest	(1,397)	(1,379)	18	1.3%
Net income attributable to common shareholders	$29,048	$27,056	$1,992	7.4%
Rental income. Rental income increased primarily due to rents from MOBs we acquired since July 1, 2017, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $1,912 and $2,733 and net amortization of approximately $1,438 and $1,297 of above and below market lease adjustments for the three months ended September 30, 2018 and 2017, respectively.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, property management fees, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily due to our acquisitions since July 1, 2017, as well as certain changes at our comparable MOB properties discussed below.
Net operating income. NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to our acquisitions since July 1, 2017, an increase in the amortization of leasing costs and depreciation expense on fixed assets and an increase in amortization of acquired in place real estate leases that we amortize over the respective lease terms.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties. Interest expense was flat on a quarter over quarter basis. Interest expense decreased as a result of our prepayment of a $8,043 mortgage note in December 2017 with an annual interest rate of 6.73%, as well as the regularly scheduled amortization of mortgage notes secured by these properties. This decrease was offset by our assumption of a $11,050 mortgage note in connection with our acquisition of a MOB in March 2018.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through the joint venture agreement we entered in March 2017.

MOBs, comparable properties (MOBs we have owned continuously since July 1, 2017; includes our MOB (two buildings) that is owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale, if any):

	Three Months Ended September 30,
	2018	2017	Change	% Change
Rental income	$96,930	$95,552	$1,378	1.4%
Property operating expenses	(29,741)	(28,941)	800	2.8%
Net operating income (NOI)	67,189	66,611	578	0.9%

Depreciation and amortization expense	(31,182)	(31,993)	(811)	(2.5)%
Interest expense	(6,048)	(6,172)	(124)	(2.0)%
Net income	29,959	28,446	1,513	5.3%
Net income attributable to noncontrolling interest	(1,397)	(1,379)	18	1.3%
Net income attributable to common shareholders	$28,562	$27,067	$1,495	5.5%
Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses at certain of these properties, partially offset by reduced occupancy. Rental income includes non-cash straight line rent adjustments totaling $1,581 and $2,714 and net amortization of approximately $1,500 and $1,297 of above and below market lease adjustments for the three months ended September 30, 2018 and 2017, respectively.
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
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization of leasing costs and acquired in place real estate leases that we amortize over the respective lease terms. Depreciation and amortization expense decreased primarily due to a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms, partially offset by an increase in depreciation expense on fixed assets acquired since July 1, 2017.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties. Interest expense decreased as a result of our prepayment of a $8,043 mortgage note in December 2017 with an annual interest rate of 6.73%, as well as the regularly scheduled amortization of mortgage notes secured by these properties.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through the joint venture agreement we entered in March 2017.

Triple net leased senior living communities:

	All Properties				Comparable Properties (1)
	As of and For the Three Months				As of and For the Three Months
	Ended September 30,				Ended September 30,
	2018		2017		2018		2017
Total properties	229		236		229		229
# of units	24,298		26,220		24,298		24,298
Tenant operating data (2)
Occupancy	82.4%		84.0%		82.4%		84.0%
Rent coverage	1.13	x	1.22	x	1.13	x	1.22	x

(1)	Consists of triple net leased senior living communities we have owned continuously since July 1, 2017; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2018 and 2017 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

Triple net leased senior living communities, all properties:

	Three Months Ended September 30,
	2018	2017	Change	% Change
Rental Income	$64,538	$67,662	$(3,124)	(4.6)%
Net operating income (NOI)	64,538	67,662	(3,124)	(4.6)%

Depreciation and amortization expense	(20,148)	(20,629)	(481)	(2.3)%
Impairment of assets	(4,525)	—	4,525	100.0%
Interest expense	(327)	(655)	(328)	(50.1)%
Gain on early extinguishment of debt	76	—	76	100.0%
Net income	$39,614	$46,378	$(6,764)	(14.6)%
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
Rental income. Rental income decreased primarily due to reduced rental income resulting from the sale of six senior living communities and the transfer of one senior living community to our managed communities segment since July 1, 2017, partially offset by increased rents resulting from our purchase of improvements since July 1, 2017. Rental income includes non-cash straight line rent adjustments totaling $548 and $750 for the three months ended September 30, 2018 and 2017, respectively. Rental income increased year over year on a comparable property basis by $946, primarily as a result of our purchase of improvements at certain of these communities that we have owned continuously since July 1, 2017 and the resulting increased rent, pursuant to the terms of the applicable leases.
Net operating income. We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI decreased due to the decrease in rental income described above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense. Depreciation and amortization expense decreased primarily as a result of the sale of six senior living communities and the transfer of one senior living community to our managed communities segment since July 1, 2017, partially offset by our purchase of improvements since July 1, 2017.
Impairment of assets. We recorded impairment of assets charges of $4,525 to write off unamortized assets related to lease defaults at two of our senior living communities located in California and Colorado that were leased to third party private operators. For further information about these impairment charges, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense.  Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $40,916 in aggregate principal amount of mortgage notes during the third quarter of 2018 with a weighted average annual interest rate of 5.4%, as well as regularly scheduled amortization of mortgage notes secured by these communities.
Gain on early extinguishment of debt. We recognized a gain on early extinguishment of debt in connection with our prepayment of mortgage debts during the third quarter of 2018, which represents the write off of an unamortized debt premium associated with these prepayments.
Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and For the Three Months		As of and For the Three Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Total properties	75	68	68	68
# of units	9,515	8,807	8,818	8,818
Occupancy	86.7%	85.8%	86.3%	85.8%
Average monthly rate (2)	$4,163	$4,243	$4,225	$4,243

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since July 1, 2017; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.
Managed senior living communities, all properties:

	Three Months Ended September 30,
	2018	2017	Change	% Change
Residents fees and services	$105,321	$98,325	$6,996	7.1%
Property operating expenses	(83,335)	(75,531)	7,804	10.3%
Net operating income (NOI)	21,986	22,794	(808)	(3.5)%

Depreciation and amortization expense	(15,341)	(12,691)	2,650	20.9%
Interest expense	(997)	(1,172)	(175)	(14.9)%
Gain on early extinguishment of debt	32	—	32	100.0%
Net income	$5,680	$8,931	$(3,251)	(36.4)%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to our acquisitions since July 1, 2017, as well as an increase in occupancy, partially offset by a decrease in average monthly rates for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions since July 1, 2017, increased room turnover and maintenance costs and increased costs associated with staffing.
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
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily due to our acquisitions and purchase of improvements since July 1, 2017, partially offset by a decrease in depreciation and amortization expense as a result of certain of our acquired resident agreements becoming fully amortized since July 1, 2017.
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $60,341 in aggregate principal amount of mortgage notes during 2018, as well as the regularly scheduled amortization of mortgage notes secured by these communities, partially offset by our assumption of a $16,748 mortgage note in connection with our acquisition of a senior living community in February 2018 and our assumption of a $16,588 mortgage note in connection with our acquisition of two senior living communities in June 2018.
Gain on early extinguishment of debt. We recognized a gain on early extinguishment of debt in connection with our prepayment of mortgage debts during the third quarter of 2018, which represents the write off of an unamortized debt premium associated with these prepayments.
Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since July 1, 2017; excludes communities classified as held for sale, if any):

	Three Months Ended September 30,
	2018	2017	Change	% Change
Residents fees and services	$98,600	$98,325	$275	0.3%
Property operating expenses	(78,150)	(75,482)	2,668	3.5%
Net operating income (NOI)	20,450	22,843	(2,393)	(10.5)%

Depreciation and amortization expense	(12,193)	(12,687)	(494)	(3.9)%
Interest expense	(548)	(1,171)	(623)	(53.2)%
Gain on early extinguishment of debt	32	—	32	100.0%
Net income	$7,741	$8,985	$(1,244)	(13.8)%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased modestly year over year primarily due to an increase in occupancy, partially offset by a decrease in average monthly rates for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
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
Depreciation and amortization expense. Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our acquired resident agreements becoming fully amortized since July 1, 2017, partially offset by an increase in depreciation expense due to our purchases of improvements since July 1, 2017.
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $60,341 in aggregate principal amount of mortgage notes during 2018, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
Gain on early extinguishment of debt. We recognized a gain on early extinguishment of debt in connection with our prepayment of mortgage debts during the third quarter of 2018, which represents the write off of an unamortized debt premium associated with these prepayments.
All other operations(1):

	Three Months Ended September 30,
	2018	2017	Change	% Change
Rental income	$4,618	$4,570	$48	1.1%

Expenses:
Depreciation and amortization expense	(949)	(948)	1	0.1%
General and administrative	(31,032)	(19,883)	11,149	56.1%
Acquisition and certain other transaction related costs	(51)	(19)	32	168.4%
Total expenses	(32,032)	(20,850)	11,182	53.6%

Dividend income	660	659	1	(0.2)%
Unrealized gains and losses on equity securities, net	35,137	—	35,137	100.0%
Interest and other income	248	128	120	93.8%
Interest expense	(37,920)	(32,106)	5,814	18.1%
Loss on early extinguishment of debt	—	(274)	274	(100.0)%
Loss before income tax expense and equity in earnings of an investee	(29,289)	(47,873)	(18,584)	(38.8)%
Income tax expense	(79)	(109)	(30)	(27.5)%
Equity in earnings of an investee	831	31	800	2,580.6%
Net loss	$(28,537)	$(47,951)	$(19,414)	(40.5)%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $24 and $138 for the three months ended September 30, 2018 and 2017, respectively. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations for each of the three months ended September 30, 2018 and 2017.
Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since July 1, 2017. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to $18,751 of estimated business management incentive fees that we recognized for the three months ended September 30, 2018 as a result of our total shareholder return exceeding the returns for the SNL U.S. REIT Healthcare index over the applicable measurement period by 45.9%, compared to $8,022 of business management incentive fees that we recognized for the three months ended September 30, 2017.

Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include legal and diligence costs incurred in connection with our acquisition, disposition and operations transition activities that we expensed under GAAP.
Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc.
Unrealized gains and losses on equity securities, net. Unrealized gains and losses on equity securities, net, represents the net unrealized gains to adjust our investments in RMR Inc. and Five Star to their fair value as of September 30, 2018 in accordance with a change in GAAP standards effective January 1, 2018.
Interest and other income.  The increase in interest and other income is primarily due to increased average investable cash on hand and restricted cash.
Interest expense.  Interest expense increased primarily due to our February 2018 issuance of $500,000 of 4.75% senior unsecured notes due 2028 and increases in LIBOR rates, resulting in an increase in interest expense with respect to our borrowings under our revolving credit facility and term loans, partially offset by lower borrowings under our revolving credit facility.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt in August 2017 in connection with amendments to the agreements governing our revolving credit facility and our $200,000 term loan.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the nine months ended September 30, 2018 to the nine months ended September 30, 2017.
MOBs:

	All Properties		Comparable Properties (1)
	As of and For the Nine Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total properties	129	121	119	119
Total buildings	155	147	145	145
Total square feet (2)	12,600	11,611	11,434	11,434
Occupancy (3)	95.6%	95.8%	95.3%	95.7%

(1)
Consists of MOBs we have owned continuously since January 1, 2017; includes our MOB (two buildings) that is owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.
MOBs, all properties:

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Rental income	$309,497	$285,413	$24,084	8.4%
Property operating expenses	(94,773)	(83,980)	10,793	12.9%
Net operating income (NOI)	214,724	201,433	13,291	6.6%

Depreciation and amortization expense	(105,934)	(95,890)	10,044	10.5%
Interest expense	(18,194)	(18,742)	(548)	(2.9)%
Loss on early extinguishment of debt	—	(59)	(59)	(100.0)%
Net income	90,596	86,742	3,854	4.4%
Net income attributable to noncontrolling interest	(4,181)	(2,865)	1,316	45.9%
Net income attributable to common shareholders	$86,415	$83,877	$2,538	3.0%
Rental income. Rental income increased primarily due to rents from MOBs we acquired since January 1, 2017, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $6,486 and $7,769 and net amortization of approximately $4,124 and $3,797 of above and below market lease adjustments for the nine months ended September 30, 2018 and 2017, respectively.
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
Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties. Interest expense decreased as a result of our prepayment of $27,789 in aggregate principal amount of mortgage notes since January 1, 2017 with a weighted average annual interest rate of 6.3%, as well as the regularly scheduled amortization of mortgage notes secured by these properties, partially offset by our assumption of a $11,050 mortgage note in connection with our acquisition of a MOB in March 2018.
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
MOBs, comparable properties (MOBs we have owned continuously since January 1, 2017; includes our MOB (two buildings) that is owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale, if any):

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Rental income	$286,277	$283,172	$3,105	1.1%
Property operating expenses	(86,286)	(82,894)	3,392	4.1%
Net operating income (NOI)	199,991	200,278	(287)	(0.1)%

Depreciation and amortization expense	(93,965)	(94,829)	(864)	(0.9)%
Interest expense	(17,948)	(18,743)	(795)	(4.2)%
Loss on early extinguishment of debt	—	(59)	(59)	(100.0)%
Net income	88,078	86,647	1,431	1.7%
Net income attributable to noncontrolling interest	(4,181)	(2,865)	1,316	45.9%
Net income attributable to common shareholders	$83,897	$83,782	$115	0.1%
Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses at certain of these properties, partially offset by reduced occupancy. Rental income includes non-cash straight line rent adjustments totaling $5,505 and $7,656 and net amortization of approximately $4,299 and $3,805 of above and below market lease adjustments for the nine months ended September 30, 2018 and 2017, respectively.
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
Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties. Interest expense decreased as a result of our prepayment of $27,789 in aggregate principal amount of mortgage notes since January 1, 2017 with an annual interest rate of 6.3%, as well as the regularly scheduled amortization of mortgage notes secured by these properties.

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
Triple net leased senior living communities:

	All Properties				Comparable Properties (1)
	As of and For the Nine Months Ended September 30,				As of and For the Nine Months Ended September 30,
	2018		2017		2018		2017
Total properties	229		236		229		229
# of units	24,298		26,220		24,298		24,298
Tenant operating data (2)
Occupancy	82.4%		84.0%		82.4%		84.0%
Rent coverage	1.13	x	1.22	x	1.13	x	1.22	x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2017; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2018 and 2017 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

Triple net leased senior living communities, all properties:

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Rental Income	$198,626	$202,340	$(3,714)	(1.8)%
Net operating income (NOI)	198,626	202,340	(3,714)	(1.8)%

Depreciation and amortization expense	(60,529)	(61,434)	(905)	(1.5)%
Impairment of assets	(5,073)	—	5,073	100.0%
Gain on sale of properties	261,916	—	261,916	100.0%
Interest expense	(1,463)	(8,205)	(6,742)	(82.2)%
Gain (loss) on early extinguishment of debt	76	(7,294)	(7,370)	(101.0)%
Net income	$393,553	$125,407	$268,146	213.8%
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
Rental income. Rental income decreased primarily due to reduced rental income resulting from the sale of six senior living communities and the transfer of one senior living community to our managed communities segment since January 1, 2017, partially offset by increased rents resulting from our purchase of improvements since January 1, 2017. Rental income includes non-cash straight line rent adjustments totaling $1,722 and $2,304 for the nine months ended September 30, 2018 and 2017, respectively. Rental income increased year over year on a comparable property basis by $3,138, primarily as a result of our purchase of improvements at certain of these communities that we have owned continuously since January 1, 2017 and the resulting increased rent, pursuant to the terms of the applicable leases.

Net operating income. We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI decreased due to the decrease in rental income described above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily as a result of the sale of six senior living communities and the transfer of one senior living community to our managed communities segment since January 1, 2017, partially offset by our purchase of improvements since January 1, 2017.
Impairment of assets. We recorded impairment of assets charges of $5,073 to write off unamortized assets related to lease defaults at two of our senior living communities located in California and Colorado that were leased to third party private operators. For further information about these impairment charges, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $318,753 in aggregate principal amount of mortgage notes since January 2017 with a weighted average annual interest rate of 6.5%, as well as regularly scheduled amortization of mortgage notes secured by these communities.
Gain (loss) on early extinguishment of debt. We recognized a gain on early extinguishment of debt in connection with our prepayment of mortgage debts during the nine months ended September 30, 2018, which represents the write off of an unamortized debt premium associated with these prepayments. We recorded a loss on early extinguishment of debt in connection with our prepayment of mortgage notes during the nine months ended September 30, 2017.
Gain on sale of properties. Gain on sale of properties is the result of our sale of five senior living communities during the nine months ended September 30, 2018.
Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and For the Nine Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total properties	75	68	68	68
# of units	9,515	8,807	8,818	8,818
Occupancy	86.2%	85.8%	86.0%	85.8%
Average monthly rate (2)	$4,237	$4,287	$4,280	$4,287

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since January 1, 2017; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.
Managed senior living communities, all properties:

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Residents fees and services	$309,981	$294,748	$15,233	5.2%
Property operating expenses	(239,368)	(224,670)	14,698	6.5%
Net operating income (NOI)	70,613	70,078	535	0.8%

Depreciation and amortization expense	(44,993)	(49,295)	(4,302)	(8.7)%
Interest expense	(3,580)	(3,523)	57	1.6%
Loss on early extinguishment of debt	(98)	—	98	100.0%
Net income	$21,942	$17,260	$4,682	27.1%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to our acquisitions since January 1, 2017, as well as an increase in occupancy, partially offset by a decrease in average monthly rates for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
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
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our acquired resident agreements becoming fully amortized since January 1, 2017, partially offset by an increase in depreciation expense due to our acquisitions and purchase of improvements since January 1, 2017.
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities. The increase in interest expense is due to our assumption of a $16,748 mortgage note in connection with our acquisition of a senior living community in February 2018 and our assumption of a $16,588 mortgage note in connection with our acquisition of two senior living communities in June 2018, partially offset by our prepayment of $60,341 in aggregate principal amount of mortgage notes during 2018, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage notes during the nine months ended September 30, 2018.
Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since January 1, 2017; excludes communities classified as held for sale, if any):

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Residents fees and services	$295,210	$294,748	$462	0.2%
Property operating expenses	(228,663)	(224,530)	4,133	1.8%
Net operating income (NOI)	66,547	70,218	(3,671)	(5.2)%

Depreciation and amortization expense	(37,423)	(49,286)	(11,863)	(24.1)%
Interest expense	(2,763)	(3,523)	(760)	(21.6)%
Loss on early extinguishment of debt	(98)	—	98	100.0%
Net income	$26,263	$17,409	$8,854	50.9%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased modestly year over year primarily due to an increase in occupancy, partially offset by a decrease in average monthly rates for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
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
Depreciation and amortization expense. Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased as a result of certain of our acquired resident agreements becoming fully amortized since January 1, 2017, partially offset by an increase in depreciation expense due to our purchases of improvements since January 1, 2017.
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $60,341 in aggregate principal amount of mortgage notes since January 1, 2017, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage notes during the nine months ended September 30, 2018.
All other operations(1):

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Rental income	$13,838	$13,684	$154	1.1%

Expenses:
Depreciation and amortization expense	(2,844)	(2,844)	—	—%
General and administrative	(85,228)	(57,880)	27,348	47.2%
Acquisition and certain other transaction related costs	(138)	(148)	(10)	(6.8)%
Impairment of assets	—	(5,082)	5,082	(100.0)%
Total expenses	(88,210)	(65,954)	22,256	33.7%

Dividend income	1,978	1,978	—	—%
Unrealized gains and losses on equity securities, net	85,643	—	85,643	100.0%
Interest and other income	362	323	39	12.1%
Interest expense	(110,544)	(93,924)	16,620	17.7%
Loss on early extinguishment of debt	—	(274)	274	(100.0)%
Loss before income tax expense and equity in earnings of an investee	(96,933)	(144,167)	(47,234)	(32.8)%
Income tax expense	(444)	(300)	144	48.0%
Equity in earnings of an investee	882	533	349	65.5%
Net loss	$(96,495)	$(143,934)	$(47,439)	(33.0)%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $299 and $412 for the nine months ended September 30, 2018 and 2017, respectively. Rental income also includes net amortization of approximately $166 of acquired real estate leases and obligations for each of the nine months ended September 30, 2018 and 2017.
Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since January 1, 2017. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to $50,708 of estimated business management incentive fees that we recognized for the nine months ended September 30, 2018 as a result of our total shareholder return exceeding the returns for the SNL U.S. REIT Healthcare index over the applicable measurement period by 45.9%, compared to $22,048 of business management incentive fees that we recognized for the nine months ended September 30, 2017. This increase was partially offset by a decrease in business management fees as a result of lower market prices for our common shares during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
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
Unrealized gains and losses on equity securities, net. Unrealized gains and losses on equity securities, net, represents the net unrealized gains to adjust our investments in RMR Inc. and Five Star to their fair value as of September 30, 2018 in accordance with a change in GAAP standards effective January 1, 2018.
Interest and other income.  The increase in interest and other income is primarily due to increased average investable cash on hand and restricted cash.
Interest expense.  Interest expense increased primarily due to our February 2018 issuance of $500,000 of 4.75% senior unsecured notes due 2028 and increases in LIBOR rates, resulting in an increase in interest expense with respect to our borrowings under our revolving credit facility and term loans, partially offset by lower borrowings under our revolving credit facility.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt in August 2017 in connection with amendments to the agreements governing our revolving credit facility and our $200,000 term loan.
Income tax expense. Income tax expense primarily reflects state income taxes payable in certain jurisdictions.
Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We provide below calculations of our funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, and NOI for the three and nine months ended September 30, 2018 and 2017. These measures should be considered in conjunction with net income and net income attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or net income attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.
Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or Nareit, which is net income attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization and the difference between net income attributable to common shareholders and FFO attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributable to common shareholders differs from Nareit’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude acquisition and certain other transaction related costs expensed under GAAP such as legal and professional fees associated with our acquisition and disposition activities, gains and losses on early extinguishment of debt, if any, unrealized gains and losses on equity securities, net, if any, and Normalized FFO, net of FFO, from noncontrolling interest, if any. We consider FFO attributable to common shareholders and Normalized FFO attributable to common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income and net income attributable to common shareholders. We believe that FFO attributable to common shareholders and Normalized FFO attributable to common shareholders provide useful information to investors, because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2018 and 2017 and reconciliations of net income attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income attributable to common shareholders per share for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common shareholders	$45,805	$34,414	$405,415	$82,610
Depreciation and amortization expense	71,661	66,619	214,300	209,463
FFO allocated to noncontrolling interest	(5,300)	(5,305)	(15,900)	(11,066)
Gain on sale of properties	—	—	(261,916)	—
Impairment of assets	4,525	—	5,073	5,082
FFO attributable to common shareholders	116,691	95,728	346,972	286,089

Estimated business management incentive fees (1)	18,751	8,022	50,708	22,048
Acquisition and certain other transaction related costs	51	19	138	148
(Gain) loss on early extinguishment of debt	(108)	274	22	7,627
Unrealized gains and losses on equity securities, net	(35,137)	—	(85,643)	—
Normalized FFO attributable to common shareholders	$100,248	$104,043	$312,197	$315,912

Weighted average common shares outstanding (basic)	237,511	237,421	237,492	237,404
Weighted average common shares outstanding (diluted)	237,562	237,460	237,526	237,445

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.19	$0.14	$1.71	$0.35
FFO attributable to common shareholders	$0.49	$0.40	$1.46	$1.20
Normalized FFO attributable to common shareholders	$0.42	$0.44	$1.31	$1.33
Distributions declared per common share	$0.39	$0.39	$1.17	$1.17

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
The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of net income to NOI for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of Net Income to NOI:
Net income	$47,202	$35,793	$409,596	$85,475

Equity in earnings of an investee	(831)	(31)	(882)	(533)
Income tax expense	79	109	444	300
Income from continuing operations before income tax expense and equity in earnings of an investee	46,450	35,871	409,158	85,242
(Gain) loss on early extinguishment of debt	(108)	274	22	7,627
Interest expense	45,416	40,105	133,781	124,394
Interest and other income	(248)	(128)	(362)	(323)
Unrealized gains and losses on equity securities, net	(35,137)	—	(85,643)	—
Dividend income	(660)	(659)	(1,978)	(1,978)
Gain on sale of properties	—	—	(261,916)	—
Impairment of assets	4,525	—	5,073	5,082
Acquisition and certain other transaction related costs	51	19	138	148
General and administrative expense	31,032	19,883	85,228	57,880
Depreciation and amortization expense	71,661	66,619	214,300	209,463
Total NOI	$162,982	$161,984	$497,801	$487,535

MOB NOI	$71,840	$66,958	$214,724	$201,433
Triple net leased communities NOI	64,538	67,662	198,626	202,340
Managed communities NOI	21,986	22,794	70,613	70,078
All other operations NOI	4,618	4,570	13,838	13,684
Total NOI	$162,982	$161,984	$497,801	$487,535

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
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 were as follows: (1) cash provided by operating activities decreased to $286.0 million in 2018 from $334.6 million in 2017; (2) cash provided by investing activities increased to $136.9 million in 2018 from cash used in investing activities of $123.9 million in 2017; and (3) cash used in financing activities increased to $314.3 million in 2018 from $203.3 million in 2017.
The decrease in cash provided by operating activities for the nine months ended September 30, 2018 compared to the prior year was primarily due to the payment of business management incentive fee expense of $55.7 million in January 2018. Cash provided by investing activities increased in 2018 primarily due to proceeds from the sale of properties during the nine months ended September 30, 2018, partially offset by larger amounts spent for acquisitions during the nine months ended September 30, 2018 compared to the prior year. The increase in cash used in financing activities for the nine months ended September 30, 2018 compared to the prior year was due primarily to larger repayments of amounts outstanding under our revolving credit facility during the nine months ended September 30, 2018, partially offset by net proceeds from our February 2018 issuance of senior unsecured notes.
Our Investment and Financing Liquidity and Resources
As of September 30, 2018, we had $47.7 million of cash and cash equivalents and $805.0 million available to borrow under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes. We currently have $94.3 million of proceeds from our sale of a senior living community in May 2018 that are being held in trust and were intended to fund future acquisitions. These proceeds from the sale are classified as restricted cash in our condensed consolidated balance sheets and will be released to us in November 2018.
In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2.0 billion. Our revolving credit facility requires annual interest to be paid on borrowings at the rate of LIBOR plus a premium (currently 120 basis points per annum) that is subject to adjustment based upon changes to our credit ratings, plus a facility fee of 25 basis points per annum on the total amount of lending commitments. As of September 30, 2018, the annual interest rate required on borrowings under our revolving credit facility was 3.4%. As of September 30, 2018 and November 5, 2018, we had $195.0 million and $165.0 million outstanding under our revolving credit facility, respectively.
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
We have a $350.0 million unsecured term loan that matures on January 15, 2020. This term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of September 30, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.5%.
We also have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 135 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of September 30, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.6%.
In January 2018, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $4.3 million, a maturity date in September 2043 and an annual interest rate of 4.4%. In July 2018, we prepaid, at par plus accrued interest, mortgage notes secured by 12 of our properties with an aggregate outstanding principal balance of approximately $90.6 million, maturity dates in October 2018 and a weighted average annual interest rate of 5.0%. In September 2018, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $6.3 million, a maturity date in January 2019 and an annual interest rate of 4.7%.
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
In March 2018, we sold two triple net leased senior living communities that were leased to Sunrise for an aggregate sales price of $217.0 million, excluding closing costs, resulting in a gain of approximately $181.2 million. In May 2018, we sold one triple net leased senior living community that was leased to Sunrise for an aggregate sales price of $96.0 million, excluding closing costs, resulting in a gain of approximately $78.9 million. We recognized rental income of $3.5 million during the nine months ended September 30, 2018 related to these three communities.
In June 2018, we sold one SNF that was leased to Five Star and one senior living community that was leased to a private operator, where the tenant exercised its purchase option for the property, for a combined sales price of approximately $21.9 million, excluding closing costs, resulting in a net gain of approximately $1.9 million. Rental income was reduced by $0.7 million in accordance with our lease with Five Star upon the sale of the SNF that was previously leased to Five Star. We recognized rental income of $0.7 million during the nine months ended September 30, 2018 related to the senior living community that was leased to a private operator.

During the three and nine months ended September 30, 2018 and 2017, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
MOB tenant improvements (1)	$5,073	$1,951	$7,762	$5,791
MOB leasing costs (2)	3,686	3,036	5,333	6,024
MOB building improvements (3)	3,831	4,440	9,514	9,704
Managed senior living communities capital improvements	3,721	2,739	9,483	9,675
Recurring capital expenditures	$16,311	$12,166	$32,092	$31,194

Development, redevelopment and other activities - MOBs (4)	1,072	310	3,018	742
Development, redevelopment and other activities - Managed senior living communities (4)	9,051	4,285	19,984	20,870
Total development, redevelopment and other activities	$10,123	$4,595	$23,002	$21,612

(1)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and tenant inducements.

(3)	MOB building improvements generally include capital expenditures to replace obsolete building components and capital expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of acquisition of a property and incurred within a short period thereafter and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

During the three and nine months ended September 30, 2018, we invested $7.4 million and $19.7 million in revenue producing capital improvements at certain of our triple net leased senior living communities, and, as a result, annual rents payable to us increased by approximately $0.6 million and $1.5 million, respectively, pursuant to the terms of the applicable leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases. These capital improvement amounts are not included in the table above.
During the three months ended September 30, 2018, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	86	308	394
Total leasing costs and concession commitments (1)	$4,128	$7,113	$11,241
Total leasing costs and concession commitments per square foot (1)	$47.90	$23.08	$28.51
Weighted average lease term (years) (2)	8.2	6.2	6.6
Total leasing costs and concession commitments per square foot per year (1)	$6.60	$3.77	$4.47

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of September 30, 2018, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.

As of September 30, 2018, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our MOBs of approximately $24.9 million.
During the second quarter of 2019, we expect two significant tenants in our MOBs segment, together representing approximately 2.3% of our annualized rental income as of September 30, 2018, to vacate 527,000 square feet of space. We are currently evaluating our options for these properties, which are located in California and Massachusetts. The leasing of this space may take time and require significant capital expenditures in order to reposition these MOBs.
On February 22, 2018, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.7 million, that was declared on January 19, 2018 and was payable to shareholders of record on January 29, 2018. On May 17, 2018, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.7 million, that was declared on April 19, 2018 and was payable to shareholders of record on April 30, 2018. On August 15, 2018, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.7 million, that was declared on July 19, 2018 and was payable to shareholders of record on July 30, 2018. On October 18, 2018, we declared a regular quarterly distribution payable to common shareholders of record on October 29, 2018 of $0.39 per share, or approximately $92.7 million. We expect to pay this distribution on or about November 15, 2018 using cash on hand and borrowings under our revolving credit facility.
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
Off Balance Sheet Arrangements
As of September 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at September 30, 2018 were: (1) borrowings under our $1.0 billion unsecured revolving credit facility, of which $195.0 million was outstanding at September 30, 2018; (2) seven public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $500.0 million principal amount at an annual interest rate of 4.75% due 2028, (f) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (g) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount unsecured term loan due 2020; (4) our $200.0 million principal amount unsecured term loan due 2022; and (5) $735.6 million aggregate principal amount of mortgage notes secured by 13 of our properties (14 buildings) with maturity dates between 2019 and 2043. We also have two properties subject to capital leases with lease obligations totaling $10.1 million at September 30, 2018; these capital leases expire, and our purchase option commences, beginning in 2026. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contain covenants which restrict our ability to make distributions to our shareholders in certain circumstances. As of September 30, 2018, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: Five Star, which is our former subsidiary and largest tenant and the manager of our managed senior living communities and of which we owned, as of September 30, 2018, 8.4% of its outstanding common shares and Adam D. Portnoy, beneficially owned, as of September 30, 2018, directly and indirectly as sole trustee of ABP Trust, 35.6% of its outstanding common shares; and AIC, of which we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders.

For further information about these and other such relationships and related person transactions, see Notes 9, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with Five Star and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Impact of Government Reimbursement
For the nine months ended September 30, 2018, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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
Fixed Rate Debt
At September 30, 2018, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$500,000	4.75%	$23,750	2028	Semi-Annually
Senior unsecured notes	400,000	3.25%	13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage notes	42,857	3.79%	1,624	2019	Monthly
Mortgage notes	2,182	7.49%	163	2022	Monthly
Mortgage notes	13,299	6.28%	835	2022	Monthly
Mortgage note	11,234	4.85%	545	2022	Monthly
Mortgage notes	16,517	5.75%	950	2022	Monthly
Mortgage note	16,535	6.64%	1,098	2023	Monthly
Mortgage note	10,053	7.70%	774	2026	Monthly
Mortgage note (2)	620,000	3.53%	21,886	2026	Monthly
Mortgage note	2,029	6.25%	127	2033	Monthly
Mortgage note	10,952	4.44%	486	2043	Monthly
	$2,995,658		$146,193

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
If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $29.9 million.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2018, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $43.8 million.
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
Floating Rate Debt
At September 30, 2018, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility under which we had $195.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan. Our revolving credit facility matures on January 15, 2022 and subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2023. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan and our $200.0 million term loan are prepayable without penalty at any time.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2018 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2018	3.49%	$745,000	$26,001	$0.11
One percentage point increase	4.49%	$745,000	$33,451	$0.14

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of September 30, 2018.

(2)	Based on weighted average number of shares outstanding (diluted) for the nine months ended September 30, 2018.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2018 if we were fully drawn on our revolving credit facility and our term loans remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2018	3.43%	$1,550,000	$53,165	$0.22
One percentage point increase	4.43%	$1,550,000	$68,665	$0.29

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of September 30, 2018.

(2)	Based on weighted average number of shares outstanding (diluted) for the nine months ended September 30, 2018.
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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” , "WILL", "MAY" AND     NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	THE ABILITY OF THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES TO MAINTAIN AND INCREASE OCCUPANCY, REVENUES AND NET OPERATING INCOME AT THOSE COMMUNITIES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

•	WHETHER THE AGING U.S. POPULATION AND INCREASING LIFE SPANS OF SENIORS WILL INCREASE THE DEMAND FOR SENIOR LIVING SERVICES, WELLNESS CENTERS AND OTHER MEDICAL AND HEALTHCARE RELATED PROPERTIES,

•
FIVE STAR, OUR FORMER SUBSIDIARY AND LARGEST TENANT AND THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES, HAVING ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY AND THE ABILITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR SENIOR LIVING COMMUNITIES SATISFACTORILY, AND

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

FOR EXAMPLE:

•
FIVE STAR IS OUR LARGEST TENANT AND THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES AND IT HAS AND MAY CONTINUE TO EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

◦
CHANGES IN MEDICARE OR MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE ACA OR THE POSSIBLE FUTURE REPEAL, REPLACEMENT OR MODIFICATION OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED MEDICARE OR MEDICAID RATES OR A FAILURE OF SUCH RATES TO COVER FIVE STAR’S COSTS OR LIMIT THE SCOPE OR FUNDING OF EITHER OR BOTH PROGRAMS,

◦	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON FIVE STAR AND ITS RESIDENTS AND OTHER CUSTOMERS,

◦	COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,

◦	SENIORS DELAYING OR FORGOING MOVING INTO SENIOR LIVING COMMUNITIES OR PURCHASING HEALTHCARE SERVICES FROM FIVE STAR,

◦	INCREASES IN TORT AND INSURANCE LIABILITY COSTS,

◦	INCREASES IN COMPLIANCE COSTS, AND

◦	INCREASES IN FIVE STAR’S LABOR COSTS OR IN COSTS FIVE STAR PAYS FOR GOODS AND SERVICES.

•	IF FIVE STAR’S OPERATIONS CONTINUE TO BE UNPROFITABLE, IT MAY DEFAULT ON ITS RENT OBLIGATIONS TO US,

•	IF FIVE STAR FAILS TO PROVIDE QUALITY SERVICES AT SENIOR LIVING COMMUNITIES THAT WE OWN, OUR INCOME FROM THESE COMMUNITIES MAY BE ADVERSELY AFFECTED,

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

•
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUES ARE DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS AND OUR BECOMING MORE DEPENDENT ON GOVERNMENT PAYMENTS,

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

•
AS OF SEPTEMBER 30, 2018, WE HAD ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $24.9 MILLION. IT IS DIFFICULT TO ACCURATELY ESTIMATE TENANT SPACE PREPARATION COSTS. OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2018:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2018	18,121	$17.56	—	$—
Total	18,121	$17.56	—	$—

(1) These common share purchases were made to satisfy tax withholding and payment obligations of certain of our officers and other RMR LLC employees in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ Jennifer F. (Francis) Mintzer
Jennifer F. (Francis) Mintzer
President and Chief Operating Officer

Dated: November 6, 2018

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: November 6, 2018