Form 10-K
period 2018-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2019-03-01
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $4.2 billion based on the $18.09 closing price per common share on The Nasdaq Stock Market LLC on June 29, 2018. For purposes of this calculation, an aggregate of 2,878,412 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 27, 2019: 237,729,900.
References in this Annual Report on Form 10-K to the Company, SNH, we, us or our mean Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, "WILL", "MAY" AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•
FIVE STAR SENIOR LIVING INC., OR FIVE STAR, OUR FORMER SUBSIDIARY AND LARGEST TENANT AND THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES, HAVING ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY AND FIVE STAR'S ABILITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR SENIOR LIVING COMMUNITIES SATISFACTORILY,

•
WHETHER THE AGING U.S. POPULATION AND INCREASING LIFE SPANS OF SENIORS WILL INCREASE THE DEMAND FOR SENIOR LIVING COMMUNITIES, WELLNESS CENTERS AND OTHER MEDICAL AND HEALTHCARE RELATED PROPERTIES AND HEALTHCARE SERVICES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR ABILITY TO COMPETE FOR TENANCIES AND ACQUISITIONS EFFECTIVELY,

•	OUR ABILITY TO MAINTAIN AND INCREASE OCCUPANCY, REVENUES AND NET OPERATING INCOME AT OUR SENIOR LIVING COMMUNITIES,

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT, AND

•	OTHER MATTERS.

i

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO, ATTRIBUTABLE TO COMMON SHAREHOLDERS, NORMALIZED FFO ATTRIBUTABLE TO COMMON SHAREHOLDERS, NET OPERATING INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS AND MANAGERS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, FIVE STAR, THE RMR GROUP LLC, OR RMR LLC, RMR INC., AIC AND OTHERS AFFILIATED WITH THEM,

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

•
THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, AS AMENDED BY THE HEALTH CARE AND EDUCATION RECONCILIATION ACT, OR COLLECTIVELY, THE ACA, OR THE POSSIBLE FUTURE REPEAL, REPLACEMENT OR MODIFICATION OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US OR OUR TENANTS AND MANAGERS AND THEIR ABILITY TO PAY THEIR OBLIGATIONS TO US.

FOR EXAMPLE:

•
FIVE STAR, OUR LARGEST TENANT AND THE MANAGER OF OUR MANAGED SENIOR LIVING COMMUNITIES, HAS DETERMINED THAT THERE IS SUBSTANTIAL DOUBT AS TO WHETHER IT WILL BE ABLE TO CONTINUE AS A GOING CONCERN. FIVE STAR'S FINANCIAL DIFFICULTIES RESULT FROM A NUMBER OF FACTORS, SOME OF WHICH ARE BEYOND FIVE STAR'S CONTROL, INCLUDING, BUT NOT LIMITED TO:

◦	FIVE STAR'S HIGH OPERATING LEVERAGE,

◦	INCREASES IN FIVE STAR’S LABOR COSTS OR IN COSTS FIVE STAR PAYS FOR GOODS AND SERVICES,

◦	COMPETITION WITHIN THE SENIOR LIVING INDUSTRY,

◦	SENIORS DELAYING OR FORGOING MOVING INTO SENIOR LIVING COMMUNITIES OR PURCHASING HEALTHCARE SERVICES,

◦	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON FIVE STAR AND ITS RESIDENTS AND OTHER CUSTOMERS,

◦
CHANGES IN MEDICARE OR MEDICAID POLICIES AND REGULATIONS, INCLUDING THOSE THAT MAY RESULT FROM THE ACA OR THE POSSIBLE FUTURE REPEAL, REPLACEMENT OR MODIFICATION OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS,

◦	INCREASES IN COMPLIANCE COSTS,

◦	CONTINUED EFFORTS BY THIRD PARTY PAYERS TO REDUCE HEALTHCARE COSTS, AND

◦	INCREASES IN TORT AND INSURANCE LIABILITY COSTS.

•	IF FIVE STAR’S OPERATIONS CONTINUE TO BE UNPROFITABLE, IT COULD BECOME INSOLVENT AND DEFAULT ON ITS RENT OBLIGATIONS TO US,

•	IF FIVE STAR FAILS TO PROVIDE QUALITY SERVICES AT OUR SENIOR LIVING COMMUNITIES, THE NOI GENERATED BY THESE COMMUNITIES MAY BE ADVERSELY AFFECTED,

•
OUR LEASE AND MANAGEMENT ARRANGEMENTS WITH FIVE STAR ARE CURRENTLY BEING EVALUATED BY OUR INDEPENDENT TRUSTEES AND FIVE STAR'S INDEPENDENT DIRECTORS. AS A RESULT, THERE MAY BE AGREED CHANGES TO OUR ARRANGEMENTS WITH FIVE STAR IN THE FUTURE. ANY FUTURE CHANGES TO SUCH ARRANGEMENTS WILL BE SUBJECT TO THE APPROVAL OF OUR INDEPENDENT TRUSTEES. WE CANNOT BE SURE THAT ANY CHANGES TO THESE ARRANGEMENTS WILL BE AGREED TO OR OCCUR AND ANY POSSIBLE FUTURE CHANGES TO THESE ARRANGEMENTS MAY NEGATIVELY IMPACT OUR INCOME AND CASH FLOWS AND RESULT IN OUR REDUCING OUR DISTRIBUTIONS TO SHAREHOLDERS,

•
THE CAPITAL INVESTMENTS WE ARE MAKING AT OUR SENIOR LIVING COMMUNITIES IN RESPONSE TO COMPETITIVE PRESSURES RESULTING FROM ONGOING NEW SUPPLY OF SENIOR LIVING COMMUNITIES MAY NOT ACHIEVE EXPECTED RESULTS AND OUR SENIOR LIVING COMMUNITIES MAY NOT BE COMPETITIVE, DESPITE THESE CAPITAL INVESTMENTS,

•	WE MAY SPEND MORE FOR CAPITAL EXPENDITURES THAN WE CURRENTLY EXPECT,

•	OUR TENANTS MAY EXPERIENCE LOSSES AND DEFAULT ON THEIR RENT OBLIGATIONS TO US,

•	SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

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

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND ARRANGE FOR THEIR PROFITABLE OPERATION OR LEASE THEM FOR RENTS, LESS THEIR PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE AND WE MAY FAIL TO REACH AGREEMENT WITH THE SELLERS AND COMPLETE THE PURCHASE OF ANY PROPERTIES WE DO WANT TO ACQUIRE. IN ADDITION, ANY PROPERTIES WE MAY ACQUIRE MAY NOT PROVIDE US WITH RENTS OR REVENUES LESS PROPERTY OPERATING COSTS THAT EXCEED OUR CAPITAL COSTS OR ACHIEVE OUR EXPECTED RETURNS. IF OUR CASH FLOWS ARE REDUCED AND OUR LEVERAGE INCREASES, WE MAY NEED TO SELL, RATHER THAN BUY, PROPERTIES,

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE UPON RENEWALS OR EXPIRATIONS BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•
CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES AND ANY RELATED MANAGEMENT OR LEASE ARRANGEMENTS WE EXPECT TO ENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
WE EXPECT TO ENTER INTO ADDITIONAL MANAGEMENT OR LEASING ARRANGEMENTS WITH FIVE STAR FOR ADDITIONAL SENIOR LIVING COMMUNITIES THAT WE OWN OR MAY ACQUIRE IN THE FUTURE. HOWEVER, WE CANNOT BE SURE THAT WE WILL ENTER INTO ANY ADDITIONAL MANAGEMENT OR LEASING ARRANGEMENTS OR OTHER TRANSACTIONS WITH FIVE STAR,

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

•
FOR THE YEAR ENDED DECEMBER 31, 2018, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUES ARE DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES. HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS AND OUR BECOMING MORE DEPENDENT ON GOVERNMENT PAYMENTS,

•
CIRCUMSTANCES THAT ADVERSELY AFFECT THE ABILITY OF SENIORS OR THEIR FAMILIES TO PAY FOR OUR TENANTS' AND MANAGERS' SERVICES, SUCH AS ECONOMIC DOWNTURNS, WEAK HOUSING MARKET CONDITIONS, HIGHER LEVELS OF UNEMPLOYMENT AMONG OUR RESIDENTS' FAMILY MEMBERS, LOWER LEVELS OF CONSUMER CONFIDENCE, STOCK MARKET VOLATILITY AND/OR CHANGES IN DEMOGRAPHICS GENERALLY COULD AFFECT THE PROFITABILITY OF OUR SENIOR LIVING COMMUNITIES,

•
AS OF DECEMBER 31, 2018, WE HAD ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $22.0 MILLION. IT IS DIFFICULT TO ACCURATELY ESTIMATE TENANT SPACE PREPARATION COSTS. OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

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

•	RMR INC. MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US, OR WE MAY SELL SOME OR ALL OF OUR RMR INC. COMMON SHARES, AND

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NEW LEGISLATION OR REGULATIONS AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGERS, CHANGES IN OUR TENANTS’ OR MANAGERS' REVENUES OR COSTS, WORSENING OR LACK OF IMPROVEMENT OF FIVE STAR'S FINANCIAL CONDITION OR CHANGES IN OUR OTHER TENANTS’ FINANCIAL CONDITIONS, DEFICIENCIES IN OPERATIONS BY A TENANT OR MANAGER OF ONE OR MORE OF OUR SENIOR LIVING COMMUNITIES, CHANGED MEDICARE OR MEDICAID RATES, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.
THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR OTHER FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

SENIOR HOUSING PROPERTIES TRUST
2018 FORM 10-K ANNUAL REPORT

PART I
Item 1.  Business.
The Company
We are a real estate investment trust, or REIT, that was organized under the laws of the State of Maryland in 1998. As of December 31, 2018, we owned 443 properties (469 buildings) located in 42 states and Washington, D.C. On that date, the undepreciated carrying value of our properties, which represents the gross book value of our real estate assets before depreciation and purchase price allocations, less impairment write downs, was $8.4 billion, excluding properties classified as held for sale. Our portfolio includes: 129 properties (155 buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, with 12.6 million square feet of space and an undepreciated carrying value of $3.8 billion; 304 senior living communities, including independent living, assisted living, memory care and skilled nursing facilities, or SNFs, with 33,796 living units, with an undepreciated carrying value of $4.5 billion; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities with an undepreciated carrying value of $178.1 million.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8350.
We believe that the aging of the U.S. population will increase demand for existing MOBs, independent and assisted senior living communities, SNFs, wellness centers and other medical and healthcare related properties. We plan to profit from this demand by acquiring additional properties and entering into leases and management arrangements with qualified tenants and managers which generate returns to us that exceed our operating and capital costs, including structuring leases that provide for or permit periodic rent increases.
Our business plan contemplates investments in MOBs, independent and assisted senior living communities and wellness centers, with an expected focus on increasing our MOB investments as a percentage of our total portfolio. Some properties may combine more than one type of service in a single building or campus. Our growth strategies are implemented and defined by our investment, and operating and financing policies.
MOBs
MOBs are office or commercial buildings constructed for use or operated as medical office space for physicians and other healthcare personnel, and other businesses in medical related fields, including clinics and laboratory uses. Some of our MOBs are occupied as administrative facilities for healthcare companies, such as hospitals and healthcare insurance companies.
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
Lease Terms
Our MOB leases include both "triple net" leases, as described below, and “net” and “modified gross” leases where we are responsible for operating and maintaining the properties and we charge the tenants for some or all of the property operating expenses. A small percentage of our MOB leases are “full service” leases where we receive fixed rent from the tenants and do not charge the tenants for any property operating expenses.
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
Senior Living Community Management Agreements
Because we are a REIT for U.S. federal income tax purposes, we generally may not operate our senior living communities. For certain of our senior living communities, we use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, we lease certain of our communities to our TRSs and our TRSs enter into long term management agreements with third parties for the operation of such communities. These management agreements provide the manager with a management fee, which is a percentage of the gross revenues realized at the communities, plus reimbursement for the manager’s direct costs and expenses related to the communities, and generally provide the manager with an incentive fee equal to a percentage of the annual net operating income of the communities after we realize an annual minimum return equal to a percentage of our invested capital. The currently effective management agreements for our senior living communities generally expire between December 31, 2030 and December 31, 2042. In general, we have the right to terminate these management agreements upon certain manager events of default, including, without limitation, a change in control of the manager, as defined in the management agreements, and our manager has the right to terminate these management agreements upon certain events of default applicable to us.
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
Five Star Senior Living Inc.
As of December 31, 2018, we leased 184 of our senior living communities to Five Star and Five Star managed 76 senior living communities for our account. Our leases with Five Star accounted for approximately 31.1% of our total annualized rental income as of December 31, 2018 and approximately 19.0% of our total revenues for the year ended December 31, 2018. Our management agreements with Five Star accounted for approximately 37.3% of our total revenues for the year ended December 31, 2018. Five Star also leases 26.7% and manages for our account 20.4% of our properties, at cost before depreciation and purchase price allocations, less impairments, as of December 31, 2018. Five Star recently announced that, due to current senior living industry conditions and Five Star's recurring operating losses, which Five Star expects to continue through at least 2019, and the risk that it may not be able to obtain sufficient funding for its operating requirements, there is substantial doubt about its ability to continue as a going concern. Our Independent Trustees and Five Star’s independent directors are currently evaluating our lease and management arrangements with Five Star in light of these issues. As a result, there may be agreed changes to our arrangements with Five Star in the future. We cannot be sure that any changes to these arrangements will be agreed to or occur, or whether Five Star will be able to continue as a going concern, and any possible future changes to our lease and/or management arrangements with Five Star may negatively impact our income and cash flows and result in our reducing our distributions to our shareholders.
Our Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to make distributions to our shareholders. To achieve these objectives, we seek to: maintain a strong capital base of shareholders’ equity; invest in strong credit quality properties with strong credit quality tenants and managers; use debt leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations comes from diverse properties and tenants.
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

We own common shares of Five Star and The RMR Group Inc., or RMR Inc. We may in the future acquire additional common shares or securities of other entities, including entities engaged in real estate activities. We may invest in the securities of other entities for the purpose of exercising control, or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities. We may also sell some or all of our common shares of Five Star or RMR Inc. in the future.

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

Disposition Policies

We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, from time to time, we consider the sale of one or more of our properties or other investments. We make disposition decisions based on a number of factors, including, but not limited to, the following:

•	our ability to lease or operate the affected property on terms acceptable to us or have the affected property managed with our realizing acceptable returns;

•	the manager’s or tenant's desire to acquire or operate the affected property;

•	the manager’s or tenant's desire to dispose of or cease operating the affected property;

•	the proposed sale price;

•	the remaining length of the lease relating to the property and its other terms;

•	our evaluation of future cash flows which may be achieved from the property;

•	the strategic fit of the property or investment within our portfolio;

•	the capital required to maintain the property;

•	the estimated value we may receive by selling the property;

•	our intended use of the proceeds we may realize from the sale of a property; and

•	the existence of alternative sources, uses or needs for capital.
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
Our Manager
RMR Inc. is a holding company, and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, a Maryland limited liability company, or RMR LLC. One of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Our other Managing Trustee, Jennifer B. Clark, also serves as managing director and as executive vice president, general counsel and secretary of RMR Inc. and an officer of ABP Trust and RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634, and its telephone number is (617) 796-8390. RMR LLC or its subsidiaries also acts as the manager to Hospitality Properties Trust, or HPT, Industrial Logistics Properties Trust, or ILPT, Office Properties Income Trust, or OPI, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer Clark, Executive Vice President, General Counsel and Secretary; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Andrew J. Rebholz, Executive Vice President. Our President and Chief Operating Officer, Jennifer F. Francis, and our Chief Financial Officer and Treasurer, Richard W. Siedel, Jr., are Senior Vice Presidents of RMR LLC. Mr. Siedel and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provides management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2018, RMR LLC had more than 600 full time employees in its headquarters and regional offices located throughout the United States.
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
Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided by or on behalf of our tenants or by our managers at our facilities exceeds the level of care for which a particular facility is licensed. A finding that a community is delivering care beyond the scope of its license can result in closure of the community and the immediate discharge and transfer of residents, which could adversely affect the ability of that tenant to pay rent to us, the profitability of our managed senior living communities and the values of our properties. Furthermore, some states and the federal government allow certain citations of one facility to impact other facilities owned or operated by the same entity or a related entity, including facilities in other states. Revocation of a license or certification at one facility could therefore impact our or a tenant’s or manager’s ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us, the profitability of that manager, the profitability and values of our properties and trigger defaults under our tenants’ leases and managers' management agreements and our or our tenants’ or managers' credit arrangements, or adversely affect our or our tenants’ or managers' ability to obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility as well as a related entity.
For the year ended December 31, 2018, approximately 97% of our net operating income, or NOI, was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenue is dependent upon Medicare and Medicaid programs. Our tenants and managers operate facilities in many states and they and we participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs and other similar facilities and state Medicaid programs for services in assisted living communities. In light of the current and projected federal budget deficit and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, each of which, or in any combination, could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. Examples include:

•
CMS’s maintenance and enforcement of Conditions of Participation that healthcare organizations must meet in order to participate in the Medicare and Medicaid programs. These standards are designed to improve the quality of care and protect the health and safety of beneficiaries. In September 2016, CMS released a final rule to comprehensively update the requirements for long term care facilities that participate in Medicare and Medicaid. These requirements will increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, such as SNFs. CMS estimated in the final rule that the cost of complying with all of the new requirements per facility would be approximately $62,900 in the first year, and approximately $55,000 each year thereafter. However, we believe new requirements often cost considerably more than CMS estimates.

•
Medicare’s reimbursement of SNFs under the SNF Prospective Payment System, or SNF PPS, which provides a fixed payment for each day of care provided to a Medicare beneficiary. The SNF PPS requires SNFs to assign each resident to a care group depending on that resident’s medical characteristic and service need, known as Resource Utilization Groups, or RUGs. The SNF PPS payments cover substantially all Medicare Part A services the beneficiary receives. Capital costs are part of the SNF PPS rate and are not community specific. Many states have similar Medicaid PPSs. CMS implemented the SNF PPS pursuant to the Balanced Budget Act of 1997 and updates SNF PPS payments for each year by a market basket update to account for inflation. Beginning in federal fiscal year 2012, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or collectively, the ACA, reduced the annual adjustment for inflation under the SNF PPS by a productivity adjustment based on national economic productivity statistics.

•
Effective October 2010, CMS adopted rules that implemented a new SNF PPS case mix classification system known as RUG-IV. Following the implementation of RUG-IV, Medicare billing increased nationally, partially because of the unexpectedly large proportion of patients grouped in the highest paying RUG therapy categories. CMS did not intend for the implementation of RUG-IV to increase Medicare billing, however, and in 2011, CMS adopted a final rule designed to recalibrate the Medicare SNF PPS. The rule resulted in a reduction in aggregate Medicare payments for SNFs by approximately 11.1%, or $3.87 billion, in federal fiscal year 2012. In subsequent years, CMS slightly increased the Medicare SNF PPS rates and estimated that those rates would increase payments to SNFs by an aggregate of approximately 1.8% for federal fiscal year 2013, 1.3% for federal fiscal year 2014, 2.0% for federal fiscal year 2015, 1.2% for federal fiscal year 2016, 2.4% for federal fiscal year 2017, and 1% for federal fiscal year 2018. On July 31, 2018, CMS issued the latest SNF prospective payment system final rule, which CMS estimates will increase Medicare payments to SNFs by approximately $820 million for federal fiscal year 2019, or 2.4%, compared to federal fiscal year 2018, as mandated by the Bipartisan Budget Act of 2018.

•
On July 31, 2018, CMS finalized its proposal to replace the RUG-IV model, with a revised case-mix methodology called the Patient-Driven Payment Model, or PDPM, which will become effective October 1, 2019. The PDPM focuses on clinically relevant factors, rather than volume-based payment, by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. CMS estimates that paperwork simplification related to patient assessments will reduce reporting burdens for SNFs by approximately $2.0 billion over 10 years.

•
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

•
In addition to the annual changes described above, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by 2.0% through 2023. In 2014 and 2015, Congress approved two additional one-year extensions of Medicare sequestration, through 2025. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. We are unable to predict the long term financial impact of the automatic payment cuts.

Our tenants' and managers' Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS, which has been subject to separate limitations on rate growth:

•
In 2006, Medicare payments for outpatient therapies became subject to payment limits. The Deficient Reduction Act of 2005, or the DRA, created an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. In April 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through

March 2015, postponing the implementation of firm limits on Medicare payments for outpatient therapies. In April 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which extended the outpatient therapy cap exceptions process from March 2015 through December 2017, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. The Bipartisan Budget Act of 2018 permanently repealed the caps, effective January 1, 2018.

•
In October 2016, CMS issued a final rule to implement the Merit-Based Incentive Payment System, or MIPS, and Advanced Alternative Payment Models, or APMs, which together CMS calls the Quality Payment Program.  These reforms were mandated under MACRA and replace the Sustainable Growth Rate methodology for calculating updates to the MPFS. Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments. MIPS consolidates the various CMS incentive and quality programs into a single reporting mechanism. Providers will receive either incentive payments or reimbursement cuts based on their compliance with MIPS requirements and their performance against a mean and median threshold of all MIPS eligible providers. APMs are innovative models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries that draw on existing programs, such as the bundled payment and shared savings models.

•
Effective January 1, 2019, CMS eliminated functional status reporting requirements due to the Bipartisan Budget Act of 2018’s elimination of statutory caps on outpatient therapy, discussed above. The final rule also introduced a new modifier to identify services performed by physical and occupational therapy assistants in advance of payment reductions under the Bipartisan Budget Act of 2018. However, these reductions will not become effective until January 1, 2022. CMS also expanded the definition of MIPS-eligible clinicians to include physical and occupational therapists.

It is unclear whether these adjustments in Medicare rates will compensate for the increased costs our tenants and managers may incur for services to residents whose services are paid for by Medicare. Current and future programmatic changes to Medicaid eligibility and rates may also impact us:

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

•
In January 2018, CMS issued a letter to State Medicaid Directors announcing that CMS would support state efforts to test incentives that make participation in work or other community engagement a requirement for continued Medicaid eligibility for non-elderly, non-pregnant adults. States would be required to have exemptions for individuals who are classified as “disabled” for Medicaid eligibility purposes, as well those with acute medical conditions or medical frailty that would prevent them from complying with the work requirement. As of January 2019, Arkansas, Kentucky and Indiana have implemented work requirements for adults receiving Medicaid; New Hampshire has received CMS approval and are expected to implement their work requirements during 2019. In addition, Arizona, Kansas, Maine, Mississippi, North Carolina, Ohio, Utah and Wisconsin have submitted requests for Medicaid work requirements. The implementation of work requirements may reduce the availability of Medicaid coverage within our patient population.

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
In addition to the programmatic and reimbursement changes discussed above, payments to SNFs will be increasingly determined by the quality of care provided.

•
We and some of our tenants and managers are subject to the Improving Medicare Post-Acute Care Transformation Act of 2014, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data. Specifically, under the SNF Quality Reporting Program, HHS required SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format as of October 2016 and to begin reporting certain patient assessment data in such a format by October 2018. Beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year. Beginning in October 2018, HHS made this data publicly available.

•
PAMA established a SNF Value-Based Purchasing Program, under which HHS will assess SNFs based on hospital readmissions and make these assessments available to the public. In the SNF PPS final rule for fiscal year 2016, CMS adopted a 30 day all-cause, all-condition hospital readmission measure for SNFs, which was replaced with an all-condition, risk-adjusted potentially preventable hospital readmission rate measure in the SNF PPS final rule for fiscal year 2017. Beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on this measure. The 2019 federal fiscal year update established baseline and performance periods for federal fiscal year 2021, adjusted SNF Value-Based Purchasing scoring methodology, and established an extraordinary circumstances exception policy. To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting in October 2018 and then redistribute between 50% and 70% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure. CMS estimates that the federal fiscal year 2019 changes to the SNF VBP program will decrease payments to SNFs by an aggregate of approximately $2d11 million, compared to federal fiscal year 2018.

The ACA has resulted in changes to insurance, payment systems and healthcare delivery systems. The ACA was intended to expand access to health insurance coverage, including expansion of access to Medicaid coverage, and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. The ACA also encouraged the development and testing of bundled payment for services models, the development of Medicare value-based purchasing plans as well as several initiatives to encourage states to develop and expand home and community based services under Medicaid. Some of the provisions of the ACA took effect immediately, whereas others took effect or will take effect at later dates. Recently, the ACA has been subject to significant reform, repeal and revision efforts by the executive and legislative branches of the federal government and subject to changes resulting from lawsuits filed with the judicial branch of the federal government. It is unclear what the result of any of these legislative, executive and regulatory reform efforts may be or the effect they may have on us, if any. Examples include:

•
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

•
On October 12, 2017, President Trump signed an executive order that modified certain aspects of the ACA. Specifically, the executive order directed federal agencies to reduce limits on association health plans and temporary insurance plans, allowing more widespread offerings of plans that do not adhere to all of the ACA’s mandates, and to permit workers to use funds from tax advantaged accounts to pay for their own coverage. On October 2, 2018, the U.S. Department of Labor, the U.S. Internal Revenue Service, or the IRS, and CMS issued regulations to permit insurers to sell short-term plans that provide coverage for up to 12 months; previous Obama Administration guidance had limited such plans to 90 days. Short term plans are often less expensive than plans that meet the requirements of the ACA; however, short-term plans are also exempt from the ACA’s essential health benefits and other consumer protection requirements. In addition, on October 22, 2018, CMS announced that future Section 1332 of the ACA state health insurance innovation waivers may include short term or association health plans as having coverage comparable to ACA plans.

•
On October 12, 2017, the Trump Administration also announced that it would stop paying what are known as cost sharing reduction subsidies to issuers of qualified health plans under the ACA. As a result, in 2018 payors generally increased premiums for plans offered on exchanges in order to make up for termination of federal cost sharing reduction subsidies.

•
In 2018, the ACA was also subject to lawsuits that sought to invalidate some or all of its provisions. In Texas, a lawsuit brought by 18 attorneys general and two governors in federal district court argued that, following the legislative repeal of the ACA mandate’s tax penalties (by setting the penalty to $0), the entire ACA should be enjoined as invalid. On December 14, 2018, the court found that the ACA, following the mandate repeal, was unconstitutional. Following the ruling, additional state attorneys general intervened as defendants in the case and on December 30th the court granted the intervenor defendants’ request for a stay pending appeal.

If the ACA is repealed, replaced or modified, additional regulatory risks may arise and our future financial results could be adversely and materially affected. We are unable to predict the impact of these or other recent legislative, regulatory or judicial actions or proposed actions with respect to state Medicaid rates, the availability of Medicaid and private insurer coverage and payments to states for Medicaid programs on us.
We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and federal Medicare rates and federal payments to states for Medicaid programs discussed above on us and those of our tenants and managers that derive a portion of their revenues from Medicare, Medicaid and other government programs. The changes implemented or to be implemented as a result of such actions could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover increasing costs, in a reduction in payments or other circumstances.
Tax Reform. On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the TCJA, became effective, enacting significant change to the United States Internal Revenue Code of 1986, as amended, or the IRC. The TCJA significantly impacts major aspects of the national economy, including the healthcare industry.
Regulatory Reform. In the fall of 2018, the Trump Administration, including HHS, updated its “Unified Agenda of Regulatory and Deregulatory Actions,” which lists the scope and anticipated timing of pending and future regulations. In releasing the agenda, the Administration highlighted its “ongoing progress toward the goals of more effective and less burdensome regulation,” which appears to be consistent with Executive Order 13771’s mandate to eliminate two economically significant regulations for every one added. It is unclear how these regulatory reform efforts will impact our tenants' and managers' operations. Some of the regulatory updates described above may in the future be repealed, replaced or modified as a result of these regulatory reform efforts. For instance, in the latest update, HHS and CMS stated their intent to propose changes to the current Conditions of Participation or Conditions for Coverage that healthcare organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs. This may include additional changes to the Conditions of Participation for long term care facilities that participate in Medicare and Medicaid, such as our SNFs. We are unable to predict the impact on us of these or other regulatory reform efforts. While these efforts could ultimately decrease regulatory burden for our operations in the long-term, they may increase regulatory uncertainty in the near-term.
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
Government authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice’s, or the DOJ’s, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, the Office of the Inspector General, the DOJ and the states. In March 2016, the DOJ also announced the launch of 10 regional intergovernmental task forces across the country to identify and take enforcement action against SNFs that provide substandard care to residents. In 2018, the DOJ announced three settlements with SNF facilities and their affiliates for $6 million, $10 million and $30 million, respectively, relating to allegedly unnecessary rehabilitation therapy services. In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. We and our tenants and managers expend significant resources to comply with these laws and regulations.
Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our tenants and our managers. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, we, our managers and our tenants that are covered entities or business associates within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect in March 2013 and required compliance with most provisions by September 2013. The Omnibus Rule modified various requirements, including the standard for providing breach notices, which was previously to perform an analysis of the harm of any disclosure to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information. In some states, these laws are more stringent than HIPAA, and we, our tenants and our managers must comply with both the applicable federal and state standards. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in 2018 alone. Finally, the Office for Civil Rights and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyber attacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.
We require our tenants and managers to comply with all laws that regulate the operation of our senior living communities. Although we do not believe that the costs to comply with these laws will have a material adverse effect on us, those costs may adversely affect the profitability of our managed senior living communities and the ability of our tenants to pay their rent to us. If we, our managers, or any of our tenants were subject to an action alleging violations of such laws or to any adverse determination concerning any of our or our tenants’ or managers' licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments or sanctions, these actions could materially and adversely affect the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties. If our managers or any of our tenants becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or managers or selling the affected property at a price that provides us with a desirable return, and the value of the affected property may decline materially.
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
The U.S. Food and Drug Administration, or the FDA, and other federal, state and local authorities extensively regulate our biotechnology laboratory tenants that develop, manufacture, market or distribute new drugs, biologicals or medical devices for human use. The FDA and such other authorities regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of those products. Before a new pharmaceutical product or medical device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation in connection with FDA approval of new pharmaceuticals or medical devices involve significant time, expense and risks of failure. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer’s failure to comply with regulatory requirements, including anti-fraud, false claims, anti-kickback or physician referral laws. Other concerns affecting our biotechnology laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotechnology laboratory tenants to pay rent to us. In addition, if the Trump Administration and Congress alter these laws and regulations, additional regulatory risks may arise. Depending upon what aspects of the laws and regulations are altered, the ability of our biotechnology laboratory tenants to pay rent to us could be adversely and materially affected.
Competition
Investing in MOBs, senior living communities and wellness centers is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and other public and private companies who are actively engaged in this business. Also, we compete for tenants and residents and for investments based on a number of factors including rents, rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic or property markets, including in markets we operate. Some of our competitors may have greater financial and other resources than we have. We believe the quality and diversity of our investments, the financial strength of many of our tenants and the experience and capabilities of our managers may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.
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
Environmental Matters
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the tenants or managers of our properties to incur costs to comply with.
We reviewed environmental surveys of the properties we own prior to their purchase. Based upon those surveys, other studies we may have since reviewed and our understanding of the operations of these properties by our tenants and managers, we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, we cannot be sure that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition or results of operations.
When major weather or climate-related events, such as hurricanes, floods or wildfires, occur near our properties, we, our tenants or our managers may relocate the residents at our senior living properties to alternative locations for their safety and we, our tenants or our managers may close or limit the operations of the impacted senior living community or MOB until the event has ended and the property is then ready for operation. We or the tenants or managers of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our tenants’ and managers' insurance may not adequately compensate us or them for these costs and losses.

Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by tenants of our leased properties and residents at our managed senior living communities. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors-Risks Related to Our Business-Ownership of real estate is subject to environmental risks,” “Risk Factors-Risks Related to Our Business-Ownership of real estate is subject to risks from adverse weather and climate events” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Impact of Climate Change”.
Insurance
We or our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption losses.  Either we purchase the insurance ourselves and, except in the case of our managed senior living communities, our tenants are required to reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. We participate with RMR LLC and other companies to which RMR LLC or its subsidiaries provide management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 7 to our Consolidated Financial Statements included in in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Segment Information
As of December 31, 2018, we have four operating segments, of which three are separate reporting segments.  We aggregate our MOBs, our triple net leased senior living communities and our managed senior living communities into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes MOBs. We earn rental income revenues from the tenants that lease space in our medical offices, life science laboratories and other medical related facilities. The second reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents. Properties in this segment include leased independent living communities, assisted living communities and SNFs. We earn rental income revenues from the tenants that lease and operate our leased communities. The third reporting segment includes third party managed senior living communities managed for our account that provide short term and long term residential care and other services for residents. Properties in this segment include independent living communities and assisted living communities. We earn fees and services revenues from the residents of our managed senior living communities.  Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which we do not consider to be sufficiently material to constitute a separate reporting segment. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual

Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;

•	a regulated investment company or REIT;

•	a subchapter S corporation;

•	a broker, dealer or trader in securities or foreign currencies;

•	a person who marks-to-market our shares for U.S. federal income tax purposes;

•	a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•	a person who acquires or owns our shares in connection with employment or other performance of services;

•	a person subject to alternative minimum tax;

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

•
whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares that is not an entity (or other arrangement) treated as a partnership for federal income tax purposes and is not a U.S. shareholder.

If any entity (or other arrangement) treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the tax status of the partner and the activities of the partnership. Any entity (or other arrangement) treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.
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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning after 2017 and before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1999 through 2018 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
If we continue to qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

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

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “–Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination of our REIT status is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate level income taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.
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
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i)(2) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.
Subsidiary REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent’s own REIT qualification and taxation on account of the subsidiary’s failure cascading up to the REIT parent, all as described under “–Asset Tests” below.

We indirectly own real estate through a subsidiary that we believe has qualified and will remain qualified for taxation as a REIT under the IRC, and we may in the future invest in real estate through one or more other subsidiary entities that are intended to qualify for taxation as REITs. We joined with our subsidiary REIT in filing a protective TRS election, effective for the first quarter of 2017, and we have reaffirmed this protective election with this subsidiary every January thereafter, and we may continue to do so unless and until our ownership of this subsidiary falls below 10%. Pursuant to this protective TRS election, we believe that if our subsidiary is not a REIT for some reason, then it would instead be considered one of our TRSs, and as such its value would fit within our REIT gross asset tests described below. Protective TRS elections will not impact our compliance with the 75% and 95% gross income tests described below, because we do not expect our gains and dividends from a subsidiary REIT’s shares to jeopardize compliance with these tests even if for some reason the subsidiary is not a REIT.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:

(1)	not directly or indirectly operate or manage a lodging facility or a healthcare facility; and

(2)
not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or healthcare facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or a healthcare facility.

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
We acquired in the second quarter of 2015, and currently own, an ownership position in RMR Inc. that is in excess of 10% of RMR Inc.’s outstanding securities by vote or value. Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015. RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs. Among these clients were and are operators of lodging facilities, operators of healthcare facilities, and owners of such facilities. Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or healthcare facilities should include only regular onsite services or day to day operational activities at or for lodging facilities or healthcare facilities. To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or healthcare facilities. Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS. If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period that such ownership qualified as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC, would have been and would be in violation of the applicable REIT asset tests described below. Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at the highest regular corporate income tax rate on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.
In addition, we have elected to treat as a TRS a particular corporate subsidiary of Five Star with whom we do not have a rental relationship. This intended TRS manages and operates independent living facilities for us, and in the future may operate additional independent living facilities for us. In that role, the intended TRS provides amenities and services to our tenants, the independent living residents; for the duration of our ownership of these independent living facilities, there have not been, and are not expected to be, assisted living or skilled nursing residents at these facilities, and neither we nor the intended TRS have provided or expect to provide healthcare services at these facilities or elsewhere. Although the law is not fully settled on this point, IRS private letter rulings conclude and imply that the management and operation of independent living facilities do not constitute operating or managing a healthcare facility such that TRS status is precluded, provided that there are no assisted living or skilled nursing residents in the facilities and provided further that neither the REIT nor the intended TRS provide healthcare services. Although IRS private letter rulings do not generally constitute binding precedent, they do represent the reasoned, considered judgment of the IRS and thus provide insight into how the IRS applies and interprets the federal income tax laws. Based on these

IRS private letter rulings' interpretation of the statute, our counsel, Sullivan & Worcester LLP, is of the opinion that our intended TRS that manages and operates pure independent living facilities should qualify as a TRS, provided that there are no assisted living or skilled nursing residents in the subject facilities and provided further that neither we nor the intended TRS provide healthcare services.
As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. Additionally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified healthcare property to a TRS if an eligible independent contractor operates the facility, as discussed more fully below. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carryforwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carryforwards are subject to limitations, however, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year’s taxable income. Moreover, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. As a result, we cannot be sure that our TRSs will be able to utilize, in full or in part, any net operating losses or other carryforwards that they have generated or may generate in the future.
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
Income Tests. We must satisfy two gross income tests annually to maintain our qualification for taxation as a REIT. First, at least 75% of our gross income for each taxable year must be derived from investments relating to real property, including “rents from real property” within the meaning of Section 856(d) of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property (including specified ancillary personal property treated as real property under the IRC), or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test. Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of shares or securities, or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business, income and gain from specified “hedging transactions” that are clearly and timely identified as such, and income from the repurchase or discharge of indebtedness is excluded from both the numerator and the denominator in both gross income tests. In addition, specified foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests.
Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, we cannot be sure that we will be successful in this regard.
In order to qualify as “rents from real property” within the meaning of Section 856(d) of the IRC, several requirements must be met:

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

•
There is an additional exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant. For this additional exception to apply, a real property interest in a “qualified healthcare property” must be leased by the REIT to its TRS, and the facility must be operated on behalf of the TRS by a person who is an “eligible independent contractor,” all as described in Sections 856(d)(8)-(9) and 856(e)(6)(D) of the IRC. As described below, we believe our leases with our TRSs have satisfied and will continue to satisfy these requirements.

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC, or UBTI. In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

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
As discussed above, we currently own independent living facilities that we purchased to be managed and operated by a TRS; the TRS provides amenities and services, but not healthcare services, to the facilities’ residents, who are our tenants. We may from time to time in the future acquire additional properties to be managed and operated in this manner. Our counsel, Sullivan & Worcester LLP, is of the opinion that our intended TRS that manages and operates independent living facilities should qualify as a TRS, provided that there are no assisted living or skilled nursing residents in the subject facilities and provided further that neither we nor the intended TRS provide healthcare services. Accordingly, we expect that the rents we receive from these facilities’

independent living residents will qualify as “rents from real property” because services and amenities to them are provided through a TRS. If the IRS should assert, contrary to its current private letter ruling practice, that our intended TRS does not in fact so qualify, and if a court should agree, then the rental income we receive from the independent living facility residents who are our tenants would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect that we would qualify for the gross income tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.
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
Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test (disregarding income from foreclosure property), or any nonqualified income under the 75% gross income test is received or accrued by the REIT, directly or indirectly, pursuant to a lease entered into on or after such day;

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

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, but such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain from dispositions of assets that we have made, or that we might make in the future, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests, and will not be dealer gains or subject to the 100% penalty tax. This is because our general intent has been and is to:
(a)    own our assets for investment with a view to long term income production and capital appreciation;
(b)    engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and
(c)    make occasional dispositions of our assets consistent with our long term investment objectives.
If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify for taxation as a REIT for that year if we satisfy the following requirements:
(a)    our failure to meet the test is due to reasonable cause and not due to willful neglect; and

(b)	after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five year or longer debt instruments, but in each case only for the one year period commencing with our receipt of the new capital).

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

•	Not more than 20% of the value of our total assets may be represented by stock or other securities of our TRSs.

•	Not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.
Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS, to the extent that and during the period in which they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.

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
Our Relationships with Five Star. As of December 31, 2018, we owned a significant percentage (but less than 10%) of the outstanding common shares of Five Star. Our leases with Five Star, Five Star’s charter, and other agreements collectively contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification for taxation as a REIT under the IRC. Accordingly, commencing with our 2002 taxable year, we expect that the rental income we have received and will receive from Five Star and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above. In addition, as described above, we have elected to treat as a TRS a particular corporate subsidiary of Five Star with whom we do not have a rental relationship, and our counsel, Sullivan & Worcester LLP, is of the opinion that this intended TRS should so qualify. Finally, as described below, we have engaged as an intended eligible independent contractor another corporate subsidiary of Five Star with whom we do not have a rental relationship.
Our Relationship with Our Taxable REIT Subsidiaries. In addition to the TRS described above that manages and operates independent living facilities for us, we currently own properties that we purchased to be leased to our TRSs or which are being leased to our TRSs as a result of modifications to, or expirations of, a prior lease, all as agreed to by applicable parties. For example, in connection with past lease defaults and expirations, we have terminated occupancy of some of our healthcare properties by the defaulting or expiring tenants and immediately leased these properties to our TRSs and entered into new third-party management agreements for these properties. We may from time to time lease additional healthcare properties to our TRSs.
In lease transactions involving our TRSs, our intent is for the rents paid to us by the TRS to qualify as “rents from real property” under the REIT gross income tests summarized above. In order for this to be the case, the manager operating the leased property on behalf of the applicable TRS must be an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the IRC, and the properties leased to the TRS must be “qualified healthcare properties” within the meaning of Section 856(e)

(6)(D) of the IRC. Qualified healthcare properties are defined as healthcare facilities and other properties necessary or incidental to the use of a healthcare facility.
For these purposes, a contractor qualifies as an “eligible independent contractor” if it is less than 35% affiliated with the REIT and, at the time the contractor enters into the agreement with the TRS to operate the qualified healthcare property, that contractor or any person related to that contractor is actively engaged in the trade or business of operating qualified healthcare properties for persons unrelated to the TRS or its affiliated REIT. For these purposes, an otherwise eligible independent contractor is not disqualified from that status on account of (a) the TRS bearing the expenses of the operation of the qualified healthcare property, (b) the TRS receiving the revenues from the operation of the qualified healthcare property, net of expenses for that operation and fees payable to the eligible independent contractor, or (c) the REIT receiving income from the eligible independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property.
We have engaged as an intended eligible independent contractor a particular corporate subsidiary of Five Star with whom we do not have a rental relationship. This contractor and its affiliates at Five Star are actively engaged in the trade or business of operating qualified healthcare properties for their own accounts, including pursuant to management contracts among themselves and including properties that we do not lease to them; however, this contractor and its affiliates have few if any management contracts for qualified healthcare properties with third parties other than us and our TRSs. Based on a plain reading of the statute as well as applicable legislative history, our counsel, Sullivan & Worcester LLP, has opined that this intended eligible independent contractor should in fact so qualify. If the IRS or a court determines that this opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by this particular contractor would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with one or both of these gross income tests. Under those circumstances, however, we expect we would qualify for the gross income tests’ relief provision described above, and thereby would preserve our qualification for taxation as a REIT. If the relief provision were to apply to us, we would be subject to tax at a 100% rate upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance could be material because to date all of the properties leased to our TRSs are managed for the TRSs by this contractor.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. We have not determined whether we or any of our subsidiaries will elect out of the new interest expense limitation or whether each of our subsidiaries is eligible to elect out.
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
Acquisitions of C Corporations
We have engaged and may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we have made or do make an applicable TRS election, each of our acquired entities and their various wholly owned corporate and noncorporate subsidiaries generally became or will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities have been and will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally have been and will be treated as the successor to the acquired (and then disregarded) entities’ federal income tax attributes, such as those entities’ (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, as we have done from time to time in the past, we generally will not be subject to such attribute carryovers in respect of attributes existing prior to such election.
Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate income taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain that was present on the last date an asset was owned by a C corporation, if we succeed to a carryover tax basis in that asset directly or indirectly from such C corporation and if we sell the asset during the five year period beginning on the day the asset ceased being owned by such C corporation. To the extent of our income and gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such income and gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “–Taxation of Taxable U.S. Shareholders”. We generally have not sold and do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.
Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “–Taxation of Taxable U.S. Shareholders”.
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
Distributions to our Shareholders
As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “–Taxation of Taxable U.S. Shareholders,” “–Taxation of Tax-Exempt U.S. Shareholders,” and “–Taxation of Non-U.S. Shareholders.”
Section 302 of the IRC treats a redemption of our shares for cash only as a distribution under Section 301 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)
our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on foreclosure property income or on built-in gains), net of the corporate income taxes thereon.

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
U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on our shares (without regard to any deduction allowed by Section 199A of the IRC) and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. U.S. shareholders are urged to consult their tax advisors regarding the application of the 3.8% Medicare tax.
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
We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as The Nasdaq Stock Market LLC, or Nasdaq. Each class of our shares has been listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “–Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder’s allocable share of our current and accumulated earnings and profits.
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
First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. We will be a “domestically controlled” REIT if less than 50% of the value of our shares (including any future class of shares that we may issue) is held, directly or indirectly, by non-U.S. shareholders at all times during the preceding five years, after applying specified presumptions regarding the ownership of our shares as described in Section 897(h)(4)(E) of the IRC. For these purposes, we believe that the statutory ownership presumptions apply to validate our status as a “domestically controlled” REIT. Accordingly, we believe that we are and will remain a “domestically controlled” REIT.
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

Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% U.S. withholding tax on applicable payments to non-U.S. persons, notwithstanding any otherwise applicable provisions of an income tax treaty. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC and administrative guidance thereunder), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.
Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently; in fact, significant administrative guidance has been promulgated in response to the substantial December 2017 amendments to the IRC, additional amendments to the IRC have been enacted subsequent to the December 2017 amendments to the IRC, and additional guidance or subsequent amendments to the IRC could be promulgated or enacted in the future. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.
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
Item 1A.  Risk Factors.
Our business is subject to a number of risks and uncertainties. Investors and prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make or sustain distributions to our shareholders and the value of our securities could be adversely affected. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Tenants and Manager
Five Star has announced a substantial doubt about its ability to continue as a going concern.
Five Star, in the fourth quarter of 2018, announced that the current conditions in the senior living industry, its recurring operating losses, expected industry challenges continuing through at least 2019, and the risk that it may not be able to obtain sufficient funding, have given rise to substantial doubt about its ability to continue as a going concern. If Five Star ceases to continue as a going concern, our revenues and income will likely decline materially. Further, any failure of Five Star to be able to continue to operate will materially and adversely impact us because Five Star is our largest tenant and the manager of our managed senior living communities. Our Independent Trustees and Five Star’s independent directors are currently evaluating our lease and management arrangements with Five Star in light of these issues. As a result, there may be agreed changes to our arrangements with Five Star in the future. We cannot be sure that any changes to these arrangements will be agreed to or occur, or whether Five Star will be able to continue as a going concern.
Financial and other difficulties at Five Star could adversely affect us.
Our leases with Five Star accounted for approximately 31.1% of our total annualized rental income as of December 31, 2018 and approximately 19.0% of our total revenues for the year ended December 31, 2018. Our management agreements with Five Star accounted for approximately 37.3% of our total revenues for the year ended December 31, 2018. Five Star also leases 26.7% and manages for our account 20.4% of our properties, at cost before depreciation and purchase price allocations, less impairments, as of December 31, 2018. Five Star has not been consistently profitable since it became a public company in 2001 and in the fourth quarter of 2018 disclosed substantial doubt about its ability to continue as a going concern. It currently has limited resources and substantial lease obligations to us and others.
Five Star’s business is subject to a number of risks, including the following:

•	Five Star has high operating leverage; therefore, a small percentage decline in Five Star’s revenues or increase in its expenses could have a material adverse impact on Five Star’s operating results.

•	Increases in labor costs may have a material adverse effect on Five Star.

•	Increases in newly developed senior living communities and other competitive factors may have a material adverse effect on Five Star.

•
The current trend for seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether could have a material adverse effect on Five Star’s business, financial condition and results of operations.

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

If Five Star’s operations continue to be unprofitable, it may default on its rent obligations to us or we may realize reduced returns from our managed senior living communities, and, if Five Star fails to provide quality services at the senior living communities we own, our income from these communities may be adversely affected. Furthermore, Five Star may be unable to continue as a going concern. If we were required to replace Five Star as our majority tenant and manager, we could experience significant disruptions in operations at our applicable senior living communities, which could reduce our income and cash flow from, and the value of, those communities.
The current trend for seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether could have a material adverse effect on our business, financial condition and results of operations.
Seniors have been increasingly delaying their moves to senior living communities, including to our leased and managed senior living communities, until they require greater care, and increasingly forgoing moving to senior living communities altogether. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior living communities. Moreover, older aged persons may have greater care needs and require higher acuity services, which may increase our tenants’ and managers' cost of business, expose our tenants and managers to additional liability or result in lost business and shorter stays at our leased and managed senior living communities if our tenants and managers are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact the occupancy rates, revenues and cash flows at our leased and managed senior living communities and our results of operations. Further, if any of our tenants or managers is unable to offset lost revenues from these trends by providing and growing other revenue sources, such as new or increased service offerings to seniors, our senior living communities may be unprofitable and we may receive lower returns and rent and the value of our senior living communities may decline.
Increases in labor costs at our managed senior living communities may have a material adverse effect on us.
Wages and employee benefits associated with the operations of our managed senior living communities represent a significant part of our managed senior living communities’ operating expenses. The U.S. labor market has been experiencing an extended period of low unemployment. Further, there has been recent legislation enacted and proposed legislation to increase the minimum wage in certain jurisdictions. This, in turn, has put upward pressure on wages. Our managers compete with other senior living community operators, among others, to attract and retain qualified personnel responsible for the day to day operations of our managed senior living communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require our manager to increase the wages and benefits they offer to their employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. Moreover, the low level of unemployment in the United States currently may result in our manager being unable to fully staff its senior living communities or having to pay overtime to adequately staff its senior living communities. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and, as noted above, we cannot predict the future impact of the ACA, or the possible future repeal, replacement or modification of the ACA, on the cost of employee health insurance. Although Five Star determines its employee health insurance and workers’ compensation self insurance reserves with guidance from third party professionals, its reserves may nonetheless be inadequate. Increasing employee health insurance and workers’ compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and adversely affect our earnings from our managed senior living communities.
We have been experiencing increasing labor costs at our managed senior living communities. We cannot be sure that labor costs at our managed senior living communities will not continue to increase or that any increases will eventually be recovered by corresponding increases in the rates charged to residents or otherwise. Any significant failure by our manager to prudently control labor costs or to pass any increases on to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.
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
The nature of our tenants’ and managers' business exposes them to litigation and regulatory and government proceedings.
Our tenants and managers have been, are currently, and expect in the future to be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of their and our business, some of which may involve material amounts. The defense and resolution of such claims, lawsuits and other proceedings may require our tenants and managers to incur significant expenses. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against senior living companies. Some lawyers and law firms specialize in bringing litigation against senior living community operators. As a result of this litigation and potential litigation, the cost of our tenants’ and managers' liability insurance continues to increase. Medical liability insurance reform has at times been a topic of political debate, and some states have enacted legislation to limit future liability awards. However, such reforms have not generally been adopted, and we expect our tenants’ and managers' insurance costs may continue to increase. Further, although Five Star determines its self insurance reserves with guidance from third party professionals, its reserves may nonetheless be inadequate. Insurance costs related to our managed senior living communities are included as operating expenses of those communities, which reduce our returns from those communities. Increasing liability insurance costs and increasing self insurance reserves could have a material adverse effect on our tenants’ and managers' business, financial condition and results of operations which could cause them to become unable to pay rents due to us or generate and pay minimum and other returns to us.

Depressed U.S. housing market conditions may reduce the willingness or ability of seniors to relocate to our senior living communities.
Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of seniors to afford our tenants’ and managers' entrance fees and resident fees as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. If seniors have a difficult time selling their homes, their ability to relocate to our leased and managed senior living communities or finance their stays at our leased and managed senior living communities with private resources could be adversely affected. If U.S. housing market conditions reduce seniors’ willingness or ability to relocate to our leased and managed senior living communities, the occupancy rates, revenues and cash flows at our leased and managed senior living communities and our results of operations could be negatively impacted.
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
State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most of our tenants’ and manager's resident agreements allow residents to terminate their agreements on 30 days’ notice. Thus, our tenants and manager may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, revenues and earnings at our leased and managed senior living communities could be materially and adversely affected. In addition, the advanced ages of residents at our leased and managed senior living communities make resident turnover rates difficult to predict.
The operations of some of our communities are dependent upon payments from the Medicare and Medicaid programs.
For the year ended December 31, 2018, approximately 97% of our NOI was generated from properties where a majority of the revenue is derived from private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenue was derived from Medicare and Medicaid reimbursements. Operations at most of our Medicare and Medicaid dependent properties currently produce sufficient cash flow to pay our allocated rents or our minimum returns, but operations at certain of these properties do not. Even at properties where less than a majority of the NOI comes from Medicare or Medicaid payments, a reduction in such payments could materially adversely affect profits of, or result in losses to, our tenants or managers. With the background of the current and projected federal budget deficit and other federal priorities and continued challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare and state Medicaid rates and federal payments to states for Medicaid programs. For further information regarding such programs, see elsewhere in this Annual Report on Form 10-K, including under the caption “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K, and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Government Reimbursement” in Part II, Item 7 of this Annual Report on Form 10-K. If and to the extent Medicare or Medicaid rates are reduced from current levels, or if rate increases are less than increases in operating costs, such changes could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. In addition, the revenues that we or our tenants receive from Medicare and Medicaid may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set offs, administrative rulings and policy interpretations, and payment delays, any of which could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
Provisions of the ACA and efforts to repeal, replace or modify the ACA could adversely affect us or our tenants and managers.
The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, us, our tenants and managers. Changes implemented under the ACA caused or may cause in the future reduced payments for services, as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, value based purchasing plans and a Medicare post acute care pilot program to develop and evaluate making a bundled payment for services, including hospital, physician and SNF services, provided during an episode of care. Since enactment in 2011, the ACA has been the subject of partial or complete repeal through legislation, administrative action and judicial opinions. Information regarding the ACA is provided under the caption “Business-Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Impact of Government Reimbursement” in Part II, Item 7 of this Annual Report on Form 10-K.
We are unable to predict how potential Medicare rate reductions under the ACA will affect our tenants’ and our managers' future financial results of operations; however, the effect may be adverse and material and hence adverse and material to our future financial condition and results of operations. If some or all of the ACA is repealed, replaced or modified, additional risks and regulatory uncertainty may arise. Depending upon what aspects of the ACA are repealed, replaced or modified, our future financial results could be adversely and materially affected.
Risks Related to Our Business
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage, or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
Increasing interest rates may adversely affect us.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. Recently, there have been some modest signs of inflationary price movements, and the U.S. Federal Reserve has been raising the federal funds rate since December 2016. Previously, the U.S. Federal Reserve had indicated that it expected to raise the federal funds rate further in 2019, although it recently indicated that it may delay making those increases. Market interest rates may continue to increase. In addition, as noted in Item 7A of this Annual Report on Form 10-K, LIBOR is expected to be phased out in 2021. The interest rates under our revolving credit facility and term loans are based on LIBOR and future debt we may incur may also be based on LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest. Interest rate increases may materially and negatively affect us in several ways, including:

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

•
Amounts outstanding under our revolving credit facility and term loans require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

We are limited in our ability to operate or manage our properties and are thus dependent on our tenants and managers.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing healthcare facilities, we do not operate or manage our senior living communities. Instead, we lease nearly all of our senior living communities to operating companies or to our subsidiaries that qualify as TRSs under the IRC. We have retained a third party manager to operate and manage our senior living communities that are leased to our subsidiaries. Our income from our properties may be adversely affected if our tenants or managers fail to provide quality services and amenities to residents or if they fail to maintain quality services. While we monitor the performance of our tenants and managers and apply asset management strategies and discipline, we have limited recourse under our leases and management agreements if we believe that our tenants or managers are not performing adequately. Any failure by our tenants or managers to fully perform the duties agreed to in our leases and management agreements could adversely affect our results of operations. In addition, our tenants and managers operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest or a reduction of our returns and fees paid to our manager are often set as a percentage of gross revenues rather than profits. As a result, our tenants and managers have made, and may in the future make, decisions regarding competing properties or our properties’ operations that may not be in our best interests.
Our properties and their operations are subject to extensive regulations.
Various government authorities mandate certain physical characteristics of senior housing properties, clinics, other healthcare communities and biotechnology laboratories. Changes in laws and regulations relating to these matters may require significant expenditures. Our leases, other than our MOB leases, and our management agreements generally require our tenants or manager to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our tenants or manager may neglect maintenance of our properties if they suffer financial distress. Under some of our leases, we have agreed to fund capital expenditures in return for rent increases and minimum returns due to us, with respect to our managed senior living communities increase by a defined percentage of the capital expenditures we fund at those communities. Our available financial resources or those of our tenants or managers may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants’ financial resources may be insufficient to satisfy their increased rental payments to us or our managed senior living communities may fail to generate profits sufficient to fund our minimum returns.
Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities, clinics and other healthcare communities to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior living operators, and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare operations generally. The ACA also facilitates the DOJ’s ability to investigate allegations of wrongdoing or fraud at SNFs. When violations of anti-fraud, false claims, anti-kickback or physician referral laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification or revocation of a license or Medicare/Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our tenants and our managers receive notices of potential sanctions from time to time, and government authorities impose such sanctions from time to time on our communities which our tenants and managers operate. If our tenants or managers are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants’ ability to pay rents to us, our returns and our ability to identify substitute tenants or managers. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, CONs, and Medicare and Medicaid participation, may also limit or delay our ability to find substitute tenants or managers. If any of our tenants or managers becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent or generate and pay our minimum returns because it has violated government regulations or payment laws, such incidents may trigger a default under their leases and management agreements with us and our or our tenants’ or managers' credit agreements, and we may experience difficulty in finding a substitute tenant or managers or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.
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

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;

•	the occupancy of and rents from properties that we acquire may decline during our ownership;

•	property operating costs for our acquired properties may be higher than anticipated, and our acquired properties may not yield expected returns; and

•
we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by residents, tenants, vendors or other persons related to actions taken by former owners of the properties.

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
Further, our tenants and managers compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. Some of our tenants’ and managers' existing competitors are larger and have greater financial resources than they do and some of their competitors are not for profit entities which have endowment income and may not face the same financial pressures that they do. We cannot be sure that our tenants and managers will be able to attract a sufficient number of residents to our leased and managed senior living communities at rates that will generate acceptable returns or that they will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow them to compete successfully and operate our senior living communities profitably.
Competition from newly developed senior living communities may adversely affect the profitability of our senior living communities.
In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although there are indications that the rate of newly started developments may be slowing, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on our tenants and managers, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. These competitive challenges may prevent our tenants and managers from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents and returns we may receive and earn from our leased and managed senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline.
We may be unable to lease our properties when our leases expire.
Although we typically will seek to renew our leases with current tenants when they expire, we cannot be sure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties.
We may experience declining rents or incur significant costs to renew our leases with current tenants or to lease our properties to new tenants.
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
Ownership of real estate is subject to environmental risks and liabilities.
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the tenants or managers of our properties to incur costs to comply with.
We may incur substantial liabilities and costs for environmental matters.
Current government policies regarding interest rates and trade as well as any prolonged government shutdown may cause a recession.
The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates, changing U.S. and other countries’ trade policies and a prolonged U.S. government shutdown may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our tenants and managers, could adversely impact the ability of our tenants and managers to renew our leases or management agreements or pay rents or returns to us, and may cause the values of our properties and of our securities to decline.
Ownership of real estate is subject to risks from adverse weather and climate events.
Severe weather may have an adverse effect on certain properties we own. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on properties we own and result in significant losses to us and interruption of our business. When major weather or climate-related events, such as hurricanes, floods and wildfires, occur near our properties, we, our tenants or our managers may relocate the residents at our senior living properties to alternative locations for their safety and we, our tenants or our managers may close or limit the operations of the impacted senior living community or MOB until the event has ended and the property is then ready for operation. We or the tenants or managers of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our tenants’ and managers’ insurance may not adequately compensate us or them for these costs and losses.
Also, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us and cause the value of our securities to decline.
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
As of December 31, 2018, our consolidated indebtedness was $3.6 billion, our consolidated indebtedness to total gross assets ratio was 42.4% and we had $861.0 million available for borrowing under our $1.0 billion revolving credit facility. The agreements governing our $1.0 billion revolving credit facility, our $350.0 million term loan and our $200.0 million term loan include a feature under which the maximum aggregate borrowing availability may be increased to up to $2.0 billion, $700.0 million and $400.0 million, respectively.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurring debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurring debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to maintain investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders.
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
RMR LLC and Five Star rely on information technology and systems, including the Internet, commercially available software and their internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, residents and tenants and lease data. If either of RMR LLC or Five Star experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC, Five Star or us. RMR LLC and Five Star rely on commercially available systems, software, tools and monitoring, as well as their internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential resident, tenant, customer and vendor information, such as personally identifiable information related to their employees and others, including in Five Star’s case, residents, and information regarding their and our financial accounts. Each of RMR LLC and Five Star takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. For example, in June 2017, RMR LLC became aware that it had been a victim of criminal fraud in which a person pretending to be a representative of a seller in a property acquisition transaction provided fraudulent money wire instructions that caused money to be wire transferred to an account that was believed to be, but was not, the seller’s account. We were not involved in that transaction and we did not incur any loss from that transaction; however, there may be a risk that similar fraudulent activities could be attempted against us, RMR LLC or others with respect to our assets. The cybersecurity risks to RMR LLC, Five Star, us and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against RMR LLC or Five Star, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s, Five Star’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s or Five Star’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s, Five Star’s or our operations, or to safeguard RMR LLC’s, Five Star’s or our business processes, assets and information could result in financial losses, interrupt RMR LLC’s or Five Star’s operations, damage RMR LLC’s or Five Star’s reputation, cause RMR LLC or Five Star to be in default of material contracts and subject RMR LLC or Five Star to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
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
We or our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, malpractice at managed properties, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire additional properties for which we are responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. In addition, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions.
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
The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we cannot guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board adopted new accounting rules that are effective for fiscal years ending after December 2018, which require companies to capitalize substantially all leases on their balance sheets by recognizing a lessee’s rights and obligations. Many companies that account for certain leases on an “off balance sheet” basis are now required to account for such leases “on balance sheet.” This change removes many of the differences in the way companies account for owned property and leased property and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. These rules could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheets or some companies may decide to prefer property ownership to leasing. Such decisions by our current or prospective tenants may adversely impact our business and the value of our securities.
Risks Related to Our Relationships with RMR Inc., RMR LLC and Five Star
We are dependent upon RMR LLC to manage our business and implement our growth strategy.
We have no employees. Personnel and services that we require are provided to us by RMR LLC pursuant to our management agreements with RMR LLC. Our ability to achieve our business objectives depends on RMR LLC and its ability to effectively manage our properties, to appropriately identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR LLC’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR LLC or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. In the event RMR LLC is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR LLC under our management agreements, and as a result our expenses may increase.
RMR LLC has broad discretion in operating our day to day business.
Our manager, RMR LLC, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC. RMR LLC may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.
Our management structure and agreements and relationships with RMR LLC and RMR LLC’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.
RMR LLC is a subsidiary of RMR Inc. One of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC.  RMR LLC or its subsidiary also acts as the manager for four other Nasdaq listed REITs: HPT, which owns hotels and travel centers; OPI, which primarily owns office properties leased to single tenants and high credit quality tenants, including government tenants; ILPT, which owns industrial and logistics properties; and TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, our largest tenant and the manager of our managed senior living communities; TA, which operates and franchises travel centers, truck repair facilities and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. A subsidiary of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which invests in securities of real estate companies that are not managed by RMR LLC.
Jennifer Francis, our President and Chief Operating Officer, Richard Siedel, Jr., our Chief Financial Officer and Treasurer, and Jennifer Clark, one of our Managing Trustees, are also officers and employees of RMR LLC. Mr. Siedel is also the chief financial officer and treasurer of ILPT. Mss. Francis and Clark and Mr. Siedel have duties to RMR LLC, and Mr. Siedel has duties to ILPT, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates, or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2018, Adam Portnoy beneficially owned, in aggregate, 1.1% of our outstanding common shares, 35.7% of Five Star’s outstanding common stock, 1.1% of HPT’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares; and 2.2% of RIF’s outstanding common shares; and, through RMR LLC and its subsidiaries, 4.1% of TA’s outstanding common shares and 19.0% of TRMT’s outstanding common shares; and we owned 8.3% of Five Star’s outstanding common stock. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships could give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC or its subsidiaries. We cannot be sure that our Code of Conduct or our Governance Guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.
Our management agreements were not negotiated on an arm’s length basis and their fee and expense structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC’s incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.
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
Our business dealings with Five Star comprise a significant part of our business and operations and they may create conflicts of interest or the perception of such conflicts of interest.
Five Star was originally organized as our subsidiary. We distributed substantially all of our Five Star common shares to our shareholders on December 31, 2001. RMR LLC provides management services to both us and Five Star. Adam Portnoy, one of our Managing Trustees, as the sole trustee of ABP Trust, is Five Star’s largest stockholder, controlling in aggregate approximately 35.7% of Five Star’s outstanding common stock. Barry Portnoy served as a managing director of Five Star until his death on February 25, 2018. Five Star is our largest tenant and, as of December 31, 2018, Five Star leased 184 senior living communities from us and also managed 76 of our senior living communities. We recognized total rental income from Five Star of $212.6 million (including percentage rent of $5.5 million) and incurred management fees of $14.4 million with respect to the communities Five Star manages for us for the year ended December 31, 2018.
The historical and continuing relationships which we, RMR LLC and Adam Portnoy have with Five Star could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. As a result of these relationships, our agreements with Five Star were not negotiated on an arm’s length basis between unrelated parties, and therefore may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
We may not realize the expected benefits of our acquisition of an interest in RMR Inc.
In June 2015, we participated in a transaction with RMR Inc., RMR LLC, ABP Trust and three other REITs to which RMR LLC then provided management services in which, among other things, we acquired 5,272,787 shares of RMR Inc.’s class A common stock, ABP Trust acquired 2,345,000 of our common shares and we amended our management agreements with RMR LLC and extended them for continuing 20 year terms, or the Up-C Transaction. In December 2015, we distributed 2,635,379 of the shares of RMR Inc.’s class A common stock that we received in the Up-C Transaction pro rata to our shareholders. We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC and Adam Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC. However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business, the limited public market for RMR Inc.’s securities and the super-voting common shares of RMR Inc. that provide Adam Portnoy with the ability to determine the outcome of all matters requiring RMR Inc. shareholder approval, among others, which may result in us not realizing the benefits we expect from the Up-C Transaction.
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from these transactions.
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR LLC or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of Five Star, RMR Inc. or other related parties may challenge any such related party transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR Inc., RMR LLC, Five Star, AIC, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections and votes on our say on pay, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
We may experience losses from our business dealings with AIC.
We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested approximately $6.0 million in AIC. We and those other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.
Risks Related to Our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust prohibits any shareholder other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•	the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control of us;

•	limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•	shareholder voting standards which require a supermajority for approval of certain actions;

•	the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

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

•
the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares;

•
restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board of Trustees (including a majority of Trustees not related to the interested shareholder); and

•	the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.
In addition, our shareholders agreement with respect to AIC provides that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control.
Our ownership interest in AIC may prevent shareholders from accumulating a large stake in us, from nominating or serving as our Trustees, or from taking actions to otherwise control our business.
As an owner of AIC, we are licensed and approved as an insurance holding company, and any shareholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators. These pre-approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Trustees or from taking other actions.
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
Our declaration of trust and indemnification agreements require us to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit our shareholders' recourse in the event of actions not in their best interest.
Shareholder litigation against us or our Trustees, officers, employees, manager or other agents may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.
Our shareholders agree, by virtue of becoming shareholders, that they are bound by our governing documents, including the arbitration provisions of our bylaws, as they may be amended from time to time. Our bylaws provide that certain actions by one or more of our shareholders against us or any of our Trustees, officers, employees, manager or other agents, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our Trustees, officers, employees, manager or other agents, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against us or our Trustees, officers, employees, manager or other agents, including, for example, claims alleging violations of federal securities laws or breach of fiduciary duties or similar director or officer duties under Maryland law, if we or any of our Trustees, officers, employees, manager or other parties against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our shareholders would be required to pursue such claims through binding and final arbitration.
Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our bylaws may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Trustees, officers, employees, manager or other agents. Our agreements with Five Star and RMR LLC have similar arbitration provisions to those in our bylaws.
We believe that the arbitration provisions in our bylaws are enforceable under both state and federal law, including with respect to federal securities laws claims. We are a Maryland real estate investment trust and Maryland courts have upheld the enforceability of arbitration bylaws. In addition, the United States Supreme Court has repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that charter or bylaw provisions mandating arbitration are not enforceable with respect to federal securities laws claims. It is possible that the arbitration provisions of our bylaws may ultimately be determined to be unenforceable.
By agreeing to the arbitration provisions of our bylaws, shareholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, employees, manager or agents.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on behalf of the Trust or on behalf of any series or class of shares of beneficial interest of the Trust or shareholders against the Trust or any Trustee, officer, manager, agent or employee of the Trust, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, employees, manager or agents, which may discourage lawsuits against us and our Trustees, officers, employees, manager or agents.
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
For our TRS arrangements to comply as intended with the REIT qualification and taxation rules under the IRC, a number of requirements must be satisfied, including:
•our TRSs may not directly or indirectly operate or manage a healthcare facility, as defined by the IRC;

•	the leases to our TRSs must be respected as true leases for federal income tax purposes and not as service contracts, partnerships, joint ventures, financings or other types of arrangements;

•	the leased properties must constitute qualified healthcare properties (including necessary or incidental property) under the IRC;

•
our leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified healthcare properties for persons unrelated to us; and

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
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify or to remain qualified for taxation as a REIT or the tax consequences of such qualification.
In addition, December 2017 legislation made substantial changes to the IRC. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and the modification of tax policies, credits and deductions for businesses and individuals.  This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is still uncertain in many respects, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of properties owned by us. Furthermore, many of the provisions of the new law will require additional guidance in order to assess their effect. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.

Risks Related to Our Securities
Our distributions to our shareholders may decline.
We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make or sustain the rate of distributions will be adversely affected if any of the risks described in this Annual Report on Form 10-K occur;

•
our making of distributions is subject to compliance with restrictions contained in our credit facility and term loan agreements and may be subject to restrictions in future debt obligations we may incur; and

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our funds from operations attributable to common shareholders, or FFO attributable to common shareholders, our normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, requirements under the IRC to remain qualified for taxation as a REIT and restrictions under the laws of Maryland.

For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.
Potential changes to our lease and management arrangements with Five Star may result in our reducing our distributions.
                As noted elsewhere in this Annual Report on Form 10-K, Five Star has announced a substantial doubt about its ability to continue as a going concern. Our Independent Trustees and Five Star’s independent directors are currently evaluating our lease and management arrangements with Five Star in light of these issues. As a result, there may be agreed changes to our arrangements with Five Star in the future. We cannot be sure that any changes to these arrangements will be agreed to or occur, or whether Five Star will be able to continue as a going concern, and any possible future changes to our lease and/or management arrangements with Five Star may negatively impact our income and cash flows and result in our reducing our distributions to our shareholders.
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
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. Recently, there have been some modest signs of inflationary price movements, and the U.S. Federal Reserve has been raising the federal funds rate since December 2016. Previously, the U.S. Federal Reserve had indicated that it expected to raise the federal funds rate further in 2019, although it recently indicated that it may delay making those increases. If market interest rates continue to increase, or if there continues to be market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
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
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2018, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $844.3 million.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2018, we had $744.2 million in secured debt, net of unamortized debt issuance costs, premiums and discounts.
There may be no public market for certain of the Notes, and one may not develop, be maintained or be liquid.
We have not applied for listing of certain of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for such Notes, the ability of any holder to sell such Notes or the price at which holders would be able to sell such Notes. If a market for such Notes does not develop, holders may be unable to resell such Notes for an extended period of time, if at all. If a market for such Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell such Notes. Consequently, holders of the Notes may not be able to liquidate their investment readily, and lenders may not readily accept such Notes as collateral for loans.

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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our cost and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
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
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
At December 31, 2018, we had real estate investments in 443 properties (469 buildings). These investments represent gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, totaling $8.4 billion at December 31, 2018, excluding properties classified as held for sale. At December 31, 2018, 15 properties (16 buildings) with a carrying value of investment of $1.4 billion and a net book value of $942.6 million were subject to secured financing and capital lease obligations with an aggregate principal balance of $744.6 million, of which $620.0 million is related to a joint venture in which we own a 55% equity interest.

The following table summarizes certain information about our properties as of December 31, 2018. All dollar amounts are in thousands:

Location of Properties by State	Number of Properties	Number of Buildings	Carrying Value of Investment (1)	Net Book Value
Alabama	8	8	$91,912	$73,831
Arizona	12	12	202,510	144,651
Arkansas	3	3	31,549	28,418
California	27	32	886,340	678,135
Colorado	12	13	122,835	91,603
Connecticut	2	2	11,377	8,949
Delaware	6	6	91,531	62,050
District of Columbia	2	2	73,663	62,888
Florida	29	34	713,963	530,560
Georgia	33	33	426,120	344,636
Hawaii	1	1	72,151	62,292
Idaho	2	2	19,933	16,806
Illinois	15	16	230,861	179,129
Indiana	14	14	236,479	181,828
Iowa	4	4	8,621	4,091
Kansas	6	6	118,492	82,411
Kentucky	9	9	96,976	59,378
Louisiana	6	6	9,823	6,448
Maryland	15	15	300,954	230,352
Massachusetts	21	24	1,335,406	914,141
Michigan	5	5	15,942	10,369
Minnesota	10	12	160,699	121,772
Mississippi	3	3	27,616	21,629
Missouri	8	8	193,538	151,010
Montana	1	1	32,153	26,629
Nebraska	13	13	59,606	42,597
Nevada	2	2	76,787	64,906
New Jersey	5	5	191,114	142,641
New Mexico	5	6	102,881	76,536
New York	6	7	231,412	187,324
North Carolina	19	19	286,019	233,898
Ohio	4	5	73,550	50,857
Oregon	2	2	102,377	90,025
Pennsylvania	18	18	171,267	125,997
Rhode Island	1	1	11,758	9,085
South Carolina	23	23	200,296	157,756
South Dakota	3	3	7,585	2,728
Tennessee	17	17	162,696	131,661
Texas	28	28	567,734	414,397
Virginia	18	20	250,532	184,715
Washington	6	7	97,992	82,341
Wisconsin	17	20	315,917	247,046
Wyoming	2	2	7,677	3,392
Total	443	469	$8,428,644	$6,341,908

(1)     Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any.

Of the properties listed above, 129 (155 buildings) are MOBs, 304 (304 buildings) are senior living communities and 10 (10 buildings) are wellness centers.
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
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on Nasdaq (symbol: SNH),
As of February 27, 2019, there were 1,577 shareholders of record of our common shares.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended December 31, 2018:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2018	250	$17.05	—	$—
November 2018	—	—	—	—
December 2018	—	—	—	—
Total	250	$17.05	—	$—

(1)
This common share purchase was made to satisfy tax withholding and payment obligations of a former RMR LLC employee in connection with the vesting of awards of our common shares. We purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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

	Year Ended December 31,
	2018	2017	2016	2015		2014
Income Statement Data:
Rental income	$700,641	$681,022	$666,200	$630,899		$526,703
Residents fees and services(1)	$416,523	$393,707	$391,822	$367,874		$318,184
Net income(2)(3)	$292,414	$151,803	$141,295	$123,968		$158,637
Net income attributable to common shareholders	$286,872	$147,610	$141,295	$123,968		$158,637
Common distributions declared(4)	$370,786	$370,641	$370,518	$369,468		$311,912
Weighted average shares outstanding (basic)	237,511	237,420	237,345	232,931		198,868
Weighted average shares outstanding (diluted)	237,546	237,452	237,382	232,963		198,894
Basic and Diluted Per Common Share Data:
Net income(2)(3)	$1.21	$0.62	$0.60	$0.53		$0.80
Cash distributions declared to common shareholders(4)	$1.56	$1.56	$1.56	$1.56	(5)	$1.56
Balance Sheet Data:
Real estate properties, at undepreciated cost, net of impairment losses	$7,876,300	$7,824,763	$7,617,547	$7,456,940		$6,222,360
Total assets (6)	$7,160,426	$7,294,019	$7,227,754	$7,160,090		$5,941,930
Total indebtedness (6)	$3,648,417	$3,674,526	$3,714,465	$3,479,136		$2,774,365
Total equity	$3,179,870	$3,277,188	$3,199,405	$3,359,760		$2,952,407

(1)
We earn residents fees and services primarily from the provision of housing and services to the residents of our third party managed senior living communities. We recognize residents fees and services as the housing and services are provided.

(2)
Includes impairment of assets charges of $66.3 million ($0.28 per basic and diluted share) and unrealized losses on equity securities of $20.7 million ($0.09 per basic and diluted share) in 2018. Includes impairment of assets charges of $5.1 million ($0.02 per basic and diluted share) and losses on early extinguishment of debt of $7.6 million ($0.03 per basic and diluted share) in 2017. Includes impairment of assets charges of $18.7 million ($0.08 per basic and diluted share) in 2016. Includes a loss on distribution to common shareholders of RMR Inc. common stock of $38.4 million ($0.16 per basic and diluted share), impairment of assets charges of $0.2 million (less than $0.01 per basic and diluted share) and losses on early extinguishment of debt of $1.9 million ($0.01 per basic and diluted share) in 2015. Includes impairment of assets charges of $4.4 million ($0.02 per basic and diluted share) in 2014.

(3)
Includes gain on sale of properties of $261.9 million ($1.10 per basic and diluted share) in 2018. Includes gain on sale of properties of $46.1 million ($0.19 per basic and diluted share) in 2017. Includes gain on sale of properties of $4.1 million ($0.02 per basic and diluted share) in 2016. Includes gains on sales of properties of $5.5 million ($0.03 per basic and diluted share) in 2014.

(4)
On January 18, 2019, we declared a quarterly distribution of $0.39 per share, or $92.7 million, to be paid to common shareholders of record on January 28, 2019. We paid this distribution on February 21, 2019.

(5)	Excludes a $0.13 per share non-cash distribution of RMR Inc. class A common stock to our common shareholders on December 14, 2015.

(6)
The periods presented have been restated to reflect the adoption of Accounting Standards Update No. 2015-03, Debt Issuance Costs, which requires the reclassification of certain debt issuance costs as an offset to the associated debt liability in our consolidated balance sheets. We adopted this standard on January 1, 2016.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We are a REIT organized under Maryland law. At December 31, 2018, we owned 443 properties (469 buildings) located in 42 states and Washington, D.C. At December 31, 2018, the undepreciated carrying value of our properties, which represents the gross book value of our real estate assets before depreciation and purchase price allocations, less impairment write downs, was $8.4 billion, excluding two MOBs classified as held for sale. For the year ended December 31, 2018, 97% of our NOI came from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per unit or square foot data):

(As of December 31, 2018)	Number of Properties	Square Feet or Number of Units		Carrying Value of Investment(1)	% of Total Investment	Investment per Square Foot or Unit(2)	2018 Revenues (3)	% of 2018 Revenues	2018 NOI(3)(4)	% of 2018 NOI
Facility Type
MOBs (5)	129	12,600,420	sq. ft.	$3,751,229	44.5%	$298	$412,813	37.2%	$285,081	43.4%

Independent living (6)	68	15,141		2,262,702	26.8%	$149,442	359,847	32.4%	176,685	26.8%
Assisted living (6)	198	14,781		2,068,929	24.6%	$139,972	300,713	27.1%	160,026	24.3%
Skilled nursing facilities (6)	38	3,874		167,673	2.0%	$43,282	17,480	1.6%	17,480	2.7%
Subtotal senior living communities	304	33,796		4,499,304	53.4%	$133,131	678,040	61.1%	354,191	53.8%
Wellness centers	10	812,000	sq. ft.	178,111	2.1%	$219	18,316	1.7%	18,316	2.8%
Total	443			$8,428,644	100.0%		$1,109,169	100.0%	$657,588	100.0%

Tenant/Operator/Managed Properties
MOBs (5)	129	12,600,420	sq. ft.	$3,751,229	44.5%	$298	$412,813	37.2%	$285,081	43.4%

Five Star	184	19,979		2,253,853	26.7%	$112,811	212,467	19.1%	212,467	32.2%
Brookdale	18	940		65,912	0.8%	$70,119	9,843	0.9%	9,843	1.5%
10 private senior living companies (combined)	26	3,111		463,828	5.5%	$149,093	39,207	3.5%	39,207	6.0%
Subtotal triple net leased senior living communities	228	24,030		2,783,593	33.0%	$115,838	261,517	23.5%	261,517	39.7%
Managed senior living communities (7)	76	9,766		1,715,711	20.4%	$175,682	416,523	37.6%	92,674	14.1%
Subtotal senior living communities	304	33,796		4,499,304	53.4%	$133,131	678,040	61.1%	354,191	53.8%

Wellness centers	10	812,000	sq. ft.	178,111	2.1%	$219	18,316	1.7%	18,316	2.8%
Total	443			$8,428,644	100.0%		$1,109,169	100.0%	$657,588	100.0%

Tenant/Managed Property Operating Statistics(8)

	Rent Coverage		Occupancy
	2018	2017	2018	2017
MOBs(5)	N/A	N/A	94.5%	95.0%

Five Star	1.00	1.15	81.6%	82.6%
Brookdale	2.10	2.38	85.1%	83.2%
10 private senior living companies (combined)	1.25	1.29	82.9%	89.4%
Subtotal triple net leased senior living communities	1.08	1.22	81.9%	83.5%
Managed senior living communities (7)	N/A	N/A	86.1%	86.1%
Subtotal senior living communities	1.08	1.22	83.0%	84.2%

Wellness centers	2.01	1.76	100.0%	100.0%
Total	1.14	1.25

(1)
Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any. Amounts exclude investment carrying value of two MOBs classified as held for sale as of December 31, 2018, which are included in other assets in our consolidated balance sheet.

(2)	Represents carrying value of investment divided by number of rentable square feet or living units, as applicable, at December 31, 2018.

(3)	Excludes $7,995 of revenues and NOI from properties sold or for which there was a transfer of operations during the year.

(4)	NOI is defined and calculated by reportable segment. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

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

(6)	Senior living communities are categorized by the type of living units which constitute a majority of the living units at the community.

(7)	These senior living communities are managed by Five Star. The occupancy for the 12 month period ended or, if shorter, from the date of acquisitions through, December 31, 2018 was 86.1%.

(8)
Operating data for MOBs are presented as of December 31, 2018 and 2017 and include (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and manager are presented based upon the operating results provided by our tenants and manager for the 12 months ended September 30, 2018 and September 30, 2017, or the most recent prior period for which tenant operating results are made available to us. Rent coverage is calculated as operating cash flows from our tenants’ facility operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

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
MOBs.
At December 31, 2018, we owned 129 MOBs (155 buildings) located in 28 states and Washington, D.C. These properties range in size from 1,700 to 1.1 million square feet and have a total of 12.6 million square feet. Leases at these properties have current terms expiring between 2019 and 2035, plus renewal options in some cases. The annualized rental income payable to us by tenants of these MOBs is $403.2 million per year, including scheduled increases and reimbursements of certain operating and tax expenses and excluding lease value amortization.
During the year ended December 31, 2018, we entered MOB lease renewals for 608,200 leasable square feet and new leases for 273,302 leasable square feet. The weighted average annual rental rate for leases entered during 2018 was $28.30 per square foot, and these rental rates were, on a weighted average basis, 5.1% above previous rents charged for the same space. Weighted (by rentable square feet) average lease terms for leases entered during 2018 were 5.5 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered during 2018 totaled $19.9 million, or $22.58 per square foot on average (approximately $4.22 per square foot per year of the lease term).
The following table presents a summary of our MOBs by state as of December 31, 2018:

State	Number of Properties	Number of Buildings	Square Foot	Investment Carrying Value of Properties (1)	Net Book Value of Properties	Annualized Rental Income(2)	% of Total MOB Annualized Rental Income(2)
Arizona	4	4	405,364	$58,516	$49,617	$6,776	1.7%
California	8	13	1,190,895	561,329	445,288	59,776	14.7%
Colorado	2	3	77,747	19,165	14,770	2,753	0.7%
Connecticut	2	2	96,962	11,377	8,949	1,293	0.3%
District of Columbia	2	2	212,335	73,663	62,888	10,048	2.5%
Florida	7	12	486,059	104,745	92,783	13,209	3.3%
Georgia	6	6	419,507	86,507	65,462	8,431	2.1%
Illinois	3	4	311,747	61,983	49,612	7,884	2.0%
Kansas	2	2	356,289	60,655	42,677	9,172	2.3%
Louisiana	6	6	40,575	9,823	6,448	739	0.2%
Maryland	3	3	192,856	43,528	32,808	6,047	1.5%
Massachusetts (3)	20	23	2,150,218	1,303,945	892,944	130,444	32.3%
Minnesota	7	9	653,567	104,029	80,594	13,642	3.4%
Missouri	3	3	534,445	137,027	101,022	11,882	2.9%
New York	5	6	596,983	122,236	95,752	16,875	4.2%
North Carolina	2	2	231,355	59,736	47,473	6,253	1.6%
Ohio	2	3	327,796	26,505	20,060	2,679	0.7%
Pennsylvania	7	7	440,456	74,471	59,692	7,094	1.8%
South Carolina	3	3	217,850	18,671	15,280	3,315	0.8%
Texas	15	15	1,017,160	264,833	199,645	28,121	6.9%
Virginia	6	8	949,218	114,980	84,890	12,249	3.0%
Wisconsin	7	10	643,499	168,999	132,560	16,896	4.2%
All other	7	9	1,047,537	264,506	215,388	27,592	6.9%

Totals	129	155	12,600,420	$3,751,229	$2,816,602	$403,170	100.0%

(1)
Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any, and excludes two properties classified as held for sale as of December 31, 2018.

(2)
Annualized rental income is based on our MOB rents pursuant to existing leases as of December 31, 2018. Annualized rental income includes straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excludes lease value amortization.

(3)	Includes one property (two buildings) owned by a joint venture in which we own a 55% equity interest. Rental income presented includes 100% of rental income as reported under GAAP.
The following table presents information concerning our MOB tenants that represent 1% or more of total MOB annualized rental income as of December 31, 2018 (dollars in thousands):

Tenant	Sq. Ft. Leased	% of Total MOB Sq. Ft. Leased	Annualized Rental Income(1)	% of Total MOB Annualized Rental Income(1)	Lease Expiration
Vertex Pharmaceuticals Inc. (2)	1,082,417	9.1%	$94,783	23.5%	2028
Advocate Aurora Health	643,499	5.4%	16,896	4.2%	2024
Cedars-Sinai Medical Center	145,065	1.2%	15,183	3.8%	2019 - 2032
The Scripps Research Institute (3)	164,091	1.4%	10,178	2.5%	2019
Reliant Medical Group, Inc. (3)	362,427	3.0%	7,595	1.9%	2019
Ology Bioservices, Inc.	165,586	1.4%	7,384	1.8%	2031
HCA Holdings, Inc.	226,603	1.9%	7,364	1.8%	2019 - 2025
Medtronic, Inc.	376,828	3.2%	6,929	1.7%	2020-2022
Iqvia Holdings Inc	176,839	1.5%	5,250	1.3%	2023
Magellan Health Inc.	232,521	2.0%	5,236	1.3%	2025
Sanofi S.A.	205,439	1.7%	5,211	1.3%	2026
Boston Children's Hospital	99,063	0.8%	4,431	1.1%	2028
Abbvie Inc.	197,976	1.7%	4,380	1.1%	2021
Sonova Holding AG	146,385	1.2%	4,352	1.1%	2024
Emory Healthcare, Inc.	221,471	1.9%	4,211	1.0%	2020 - 2023
Seattle Genetics, Inc.	144,900	1.2%	4,039	1.0%	2024
Express Scripts Holding Co.	219,644	1.8%	3,914	1.0%	2024
United Healthcare Services, Inc.	149,719	1.3%	3,911	1.0%	2026
All other	6,947,250	58.3%	191,923	47.6%	2019 - 2035
Totals	11,907,723	100.0%	$403,170	100.0%

(1)
Annualized rental income is based on our MOB rents pursuant to existing leases as of December 31, 2018. Annualized rental income includes straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excludes lease value amortization.

(2)	The property leased by this tenant is owned by a joint venture in which we own a 55% equity interest. Rental income presented includes 100% of rental income as reported under GAAP.

(3)
We expect these tenants to vacate the 526,518 aggregate square feet leased to them during the second quarter of 2019. The releasing of this space may take time, and significant capital expenditures may be required to reposition these properties. Two of these properties leased to Reliant Medical Group, Inc. totaling 32,604 square feet of space are under agreement to sell and are classified as held for sale as of December 31, 2018 in our consolidated balance sheet.

Triple Net Leased Senior Living Communities.
The following table presents a summary of our triple net senior living communities by state as of December 31, 2018:

State	Number of Properties	Number of Living Units	Investment Carrying Value of Properties (1)	Net Book Value of Properties	Annualized Rental Income(2)	% of Total Triple Net Leased Annualized Rental Income(2)
Alabama	5	234	$31,638	$40,324	$2,791	1.1%
Arizona	5	1,015	91,404	118,154	9,875	3.7%
California	16	1,657	242,503	299,660	24,866	9.4%
Colorado	9	943	53,134	74,952	4,021	1.5%
Delaware	6	988	91,531	121,011	9,469	3.6%
Florida	10	1,988	238,471	302,502	23,206	8.8%
Georgia	14	942	121,838	143,055	11,160	4.2%
Iowa	4	302	8,621	13,152	668	0.3%
Idaho	2	262	19,933	23,059	1,774	0.7%
Illinois	4	311	31,911	36,999	2,736	1.0%
Indiana	12	1,190	198,905	234,204	16,275	6.2%
Kansas	4	657	57,838	75,942	5,659	2.1%
Kentucky	9	934	96,976	134,573	8,992	3.4%
Maryland	10	946	123,724	161,040	12,541	4.8%
Michigan	5	270	15,942	21,514	2,437	0.9%
Minnesota	3	294	56,670	72,162	5,206	2.0%
Mississippi	2	116	14,260	18,343	1,211	0.5%
North Carolina	11	1,054	160,345	188,989	13,870	5.4%
Nebraska	12	802	32,904	44,201	3,272	1.2%
New Jersey	3	612	58,173	78,529	6,659	2.5%
Ohio	2	437	47,045	63,294	4,913	1.9%
Oregon	2	467	102,377	108,886	6,927	2.6%
Pennsylvania	11	971	96,796	127,287	10,354	3.9%
South Carolina	15	826	90,815	113,496	8,460	3.2%
South Dakota	3	361	7,585	12,443	1,424	0.5%
Tennessee	11	708	70,630	88,480	7,151	2.7%
Texas	9	1,720	225,576	294,368	22,807	8.6%
Virginia	11	981	125,074	155,410	10,850	4.1%
Washington	5	482	67,114	75,072	5,931	2.2%
Wisconsin	7	868	89,185	115,137	7,112	2.7%
Wyoming	2	189	7,677	11,963	533	0.2%
All Other	4	503	106,998	127,235	10,537	4.1%

Totals	228	24,030	$2,783,593	$3,495,436	$263,687	100.0%

(1)	Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any.

(2)
Annualized rental income is based on our triple net leased senior living communities rents pursuant to existing leases as of December 31, 2018. Annualized rental income includes estimated percentage rents and straight line rent adjustments.

The following table presents information concerning our triple net leased senior living community tenants that represent 1% or more of total triple net leased senior living communities annualized rental income as of December 31, 2018 (dollars in thousands):

Tenant	Number of Living Units	Percent of Total Triple Net Leased Living Units	Annualized Rental Income(1)	% of Total Triple Net Leased Annualized Rental Income(1)	Lease Expiration
Five Star	19,979	83.1%	$213,189	80.8%	2024-2032
Pacifica Senior Living, LLC	566	2.4%	11,375	4.3%	2023
Brookdale Senior Living, Inc.	940	3.9%	9,850	3.7%	2032
Generations LLC (2)	369	1.5%	4,725	1.8%	2030
Senior Living Communities, LLC	213	0.9%	4,421	1.7%	2033
Oaks Senior Living, LLC	264	1.1%	4,525	1.7%	2024-2030
Radiant Senior Living, Inc.	239	1.0%	3,839	1.5%	2024
All Other	1,460	6.1%	11,763	4.5%	2019-2030
Totals	24,030	100.0%	$263,687	100.0%

(1)
Annualized rental income is based on our triple net leased senior living communities rents pursuant to existing leases as of December 31, 2018. Annualized rental income includes estimated percentage rents and straight line rent adjustments.

(2)	We expect to transfer the operations of the senior living community leased to this tenant to Five Star under our TRS structure during the second quarter of 2019.
As noted elsewhere in this Annual Report on Form 10-K, Five Star has announced a substantial doubt about its ability to continue as a going concern. Our Independent Trustees and Five Star’s independent directors are currently evaluating our lease and management arrangements with Five Star in light of these issues. As a result, there may be agreed changes to our arrangements with Five Star in the future. We cannot be sure that any changes to these arrangements will be agreed to or occur, or whether Five Star will be able to continue as a going concern, and any possible future changes to our lease and/or management arrangements with Five Star may negatively impact our income and cash flows and result in our reducing our distributions to our shareholders.
Managed Senior Living Communities.
Five Star managed 76 senior living communities for our account as of December 31, 2018. We lease our senior living communities that are managed by Five Star and include assisted living units or SNFs to our TRSs, and Five Star manages these communities pursuant to long term management and pooling agreements, pursuant to which Five Star generally receives:

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
Our management agreement with Five Star for the part of a senior living community located in New York that is not subject to the requirements of New York healthcare licensing laws and the management agreement for one of our assisted living communities located in California are not currently included in any of our pooling agreements with Five Star. During 2018, we transferred two of our triple net leased senior living communities located in California and Colorado that were leased to private operators to our TRSs and entered management agreements with Five Star to manage the communities. The senior living community located in Colorado is not currently included in any of our pooling agreements with Five Star. We also have a pooling agreement with Five Star that combines our management agreements with Five Star for senior living communities consisting only of independent living units.
Our management agreements with Five Star generally expire between 2030 and 2042, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. These management agreements also generally provide that we, and in some cases Five Star, each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any shareholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.
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
Wellness Centers (included in “All Other Operations”).
The following table presents a summary of our wellness center leases as of December 31, 2018 (dollars in thousands):

Tenant	Number of Properties	Number of Leases	Square Foot	Investment Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	Lease Expirations	Renewal Options
Starmark Holdings, LLC	6	3	354,000	$78,162	$62,872	$7,928	2023	3 for 10 years each.
Life Time Fitness, Inc.	4	1	458,000	99,949	77,582	10,550	2028	6 for 5 years each.
Totals	10	4	812,000	$178,111	$140,454	$18,478

(1)	Annualized rental income is based on rents pursuant to existing leases as of December 31, 2018, including straight line rent adjustments and excluding lease value amortization.

Portfolio Lease Expiration Schedules.
The following tables set forth information regarding our lease expirations as of December 31, 2018 (dollars in thousands):

		Annualized Rental Income(1)(2)				Percent of Total Annualized Rental Income Expiring	Cumulative Percentage of Annualized Rental Income Expiring
Year		MOBs	Triple Net Senior Living Communities	Wellness Centers	Total
2019	(3)	$45,160	$590	$—	$45,750	6.7%	6.7%
2020		36,950	—	—	36,950	5.4%	12.1%
2021		26,506	1,424	—	27,930	4.1%	16.2%
2022		32,513	—	—	32,513	4.7%	20.9%
2023		24,228	14,037	7,928	46,193	6.7%	27.6%
2024		45,002	64,703	—	109,705	16.0%	43.6%
2025		16,926	—	—	16,926	2.5%	46.1%
2026		25,136	69,144	—	94,280	13.8%	59.9%
2027		10,004	4,006	—	14,010	2.0%	61.9%
2028 and thereafter	(4)	140,745	109,783	10,550	261,078	38.1%	100.0%
Total		$403,170	$263,687	$18,478	$685,335	100.0%
Average remaining lease term for our MOBs, triple net leased senior living communities and wellness center properties (weighted by annualized rental income): 7.1 years.

(1)
Annualized rental income is based on rents pursuant to existing leases as of December 31, 2018, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Rental income amounts also include 100% of rental income as reported under GAAP from a property owned by a joint venture in which we own a 55% equity interest.

(2)
Excludes rent received from our managed senior living communities leased to our TRSs. If the NOI from our TRSs (three months ended December 31, 2018, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2019 – 5.9%; 2020 – 4.8%; 2021 – 3.6%; 2022 – 4.2%; 2023 – 6.0%; 2024 – 14.2%; 2025 – 2.2%; 2026 – 12.2%; 2027 – 1.8%; and thereafter – 45.1%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included in the foregoing table, the average remaining lease term for all properties (weighted by annualized rental income) would be 7.9 years.

(3)	Includes two MOB tenants with aggregate annualized rental income of $17,773 that we expect to vacate during the second quarter of 2019.

(4)
Includes one senior living community leased to a private operator with annualized rental income of $4,725, the operations of which we expect to transfer to Five Star under our TRS structure during the second quarter of 2019.

		Number of Tenants (1)				Percent of Total Number of Tenancies Expiring (1)	Cumulative Percentage of Number of Tenancies Expiring (1)
Year		MOBs	Triple Net Senior Living Communities	Wellness Centers	Total
2019	(2)	148	1	—	149	20.8%	20.8%
2020		111	—	—	111	15.5%	36.3%
2021		93	1	—	94	13.1%	49.4%
2022		94	—	—	94	13.1%	62.5%
2023		59	4	3	66	9.2%	71.7%
2024		53	3	—	56	7.8%	79.5%
2025		35	—	—	35	4.9%	84.4%
2026		31	1	—	32	4.5%	88.9%
2027		23	1	—	24	3.4%	92.3%
2028 and thereafter	(3)	43	10	1	54	7.7%	100.0%
Total		690	21	4	715	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs.

(2)	Includes two MOB tenants that we expect to vacate during the second quarter of 2019.

(3)	Includes one senior living community leased to a private operator, the operations of which we expect to transfer to Five Star under our TRS structure during the second quarter of 2019.

		Square Feet (1)					Living Units (2)
Year		MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring	Triple Net Senior Living Communities	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Total Living Units / Beds Expiring
2019	(3)	1,378,457	—	1,378,457	10.8%	10.8%	155	0.6%	0.6%
2020		1,532,456	—	1,532,456	12.0%	22.8%	—	—%	0.6%
2021		831,332	—	831,332	6.5%	29.3%	361	1.5%	2.1%
2022		1,189,282	—	1,189,282	9.3%	38.6%	—	—%	2.1%
2023		1,141,629	354,000	1,495,629	11.8%	50.4%	697	2.9%	5.0%
2024		1,720,999	—	1,720,999	13.5%	63.9%	6,246	26.0%	31.0%
2025		649,743	—	649,743	5.1%	69.0%	—	—%	31.0%
2026		864,363	—	864,363	6.8%	75.8%	6,742	28.1%	59.1%
2027		412,573	—	412,573	3.2%	79.0%	511	2.1%	61.2%
2028 and thereafter	(4)	2,186,889	458,000	2,644,889	21.0%	100%	9,318	38.8%	100.0%
Total		11,907,723	812,000	12,719,723	100.0%		24,030	100.0%

(1)	Includes 100% of square feet from a property owned by a joint venture in which we own a 55% equity interest.

(2)
Excludes 9,766 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units expiring in each of the following years would be: 2019 – 0.5%; 2020 – 0.0%; 2021 – 1.1%; 2022 – 0.0%; 2023 – 2.1%; 2024 – 18.5%; 2025 – 0.0%; 2026 – 19.9%; 2027 - 1.5% and thereafter – 56.4%.

(3)	Includes two MOB tenants that we expect to vacate the 526,518 of aggregate square feet leased to them during the second quarter of 2019.

(4)
Includes one senior living community leased to a private operator with 369 living units, the operations of which we expect to transfer to Five Star under our TRS structure during the second quarter of 2019.

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
The medical advances which are increasing average life spans are also causing some seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether, but we do not believe this factor is sufficient to offset the long term positive demographic trends causing increased demand for senior living communities for the foreseeable future.
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
The senior living industry is subject to extensive and frequently changing federal, state and local laws and regulations. For further information regarding these laws and regulations, and possible legislative and regulatory changes, see "Business–Government Regulation and Reimbursement" in Part I, Item 1 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
The following table summarizes the results of operations of each of our segments for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Revenues:
MOBs	$412,813	$382,127	$372,233
Triple net leased senior living communities	269,512	280,641	275,697
Managed senior living communities	416,523	393,707	391,822
All other operations	18,316	18,254	18,270
Total revenues	$1,117,164	$1,074,729	$1,058,022
Net income (loss) attributable to common shareholders:
MOBs	$66,905	$111,199	$121,301
Triple net leased senior living communities	430,037	228,417	168,719
Managed senior living communities	27,410	26,194	6,372
All other operations	(237,480)	(218,200)	(155,097)
Net income attributable to common shareholders	$286,872	$147,610	$141,295
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017:
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the year ended December 31, 2018 to the year ended December 31, 2017.
MOBs:

	All Properties		Comparable Properties(1)
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,

	2018	2017	2018	2017
Total properties	129	125	117	117
Total buildings	155	151	143	143
Total square feet(2)	12,600	12,066	11,402	11,402
Occupancy(3)	94.5%	95.0%	94.1%	94.9%

(1)
Consists of MOBs we have owned continuously since January 1, 2017; includes our MOB (two buildings) that is owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Year Ended December 31,
	2018	2017	Change	% Change
Rental income	$412,813	$382,127	$30,686	8.0%
Property operating expenses	(127,732)	(112,930)	14,802	13.1%
Net operating income (NOI)	285,081	269,197	15,884	5.9%

Depreciation and amortization expense	(141,477)	(128,827)	12,650	9.8%
Impairment of assets	(46,797)	—	46,797	100.0%
Interest expense	(24,360)	(24,919)	(559)	(2.2)%
Loss on early extinguishment of debt	—	(59)	(59)	(100.0)%
Net income	72,447	115,392	(42,945)	(37.2)%
Net income attributable to noncontrolling interest	(5,542)	(4,193)	1,349	32.2%
Net income attributable to common shareholders	$66,905	$111,199	$(44,294)	(39.8)%
Rental income. Rental income increased primarily due to rents from MOBs we acquired since January 1, 2017, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $8,189 and $10,346 and net amortization of above and below market lease adjustments of approximately $5,566 and $5,128 for the years ended December 31, 2018 and 2017, respectively.
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
Depreciation and amortization expense.  Depreciation and amortization expense increased primarily due to our acquisitions since January 1, 2017 and an increase in depreciation expense on capital expenditures incurred since January 1, 2017.
Impairment of assets. During 2018, we recorded impairment of assets charges of $46,797 to reduce the carrying value of 13 MOBs (13 buildings) located in Massachusetts to their estimated fair value. Two of these MOBs are under agreement to be sold and are classified as held for sale at December 31, 2018.
Interest expense. Interest expense relates to mortgage notes secured by certain of these properties. Interest expense decreased as a result of our prepayment of $27,789 in aggregate principal amount of mortgage notes since January 1, 2017 with a weighted average annual interest rate of 6.3%, as well as the regularly scheduled amortization of mortgage notes secured by these properties. This decrease was partially offset by our assumption of a $11,050 mortgage note in connection with our acquisition of a MOB in March 2018.
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

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2017; includes our MOB (two buildings) that is owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale, if any):

	Year Ended December 31,
	2018	2017	Change	% Change
Rental income	$380,937	$375,999	$4,938	1.3%
Property operating expenses	(116,147)	(110,618)	5,529	5.0%
Net operating income (NOI)	264,790	265,381	(591)	(0.2)%

Depreciation and amortization expense	(125,043)	(125,945)	(902)	(0.7)%
Impairment of assets	(44,069)	—	44,069	100.0%
Interest expense	(23,990)	(24,920)	(930)	(3.7)%
Loss on early extinguishment of debt	—	(60)	(60)	(100.0)%
Net income	71,688	114,456	(42,768)	(37.4)%
Net income attributable to noncontrolling interest	(5,542)	(4,193)	1,349	32.2%
Net income attributable to common shareholders	$66,146	$110,263	$(44,117)	(40.0)%
Rental income.  Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses at certain of these properties, partially offset by reduced occupancy. Rental income includes non-cash straight line rent adjustments totaling $6,921 and $10,153 and net amortization of above and below market lease adjustments of approximately $5,806 and $5,141 for the years ended December 31, 2018 and 2017, respectively.
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
Depreciation and amortization expense.  Depreciation and amortization expense decreased primarily due to a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms, partially offset by an increase in depreciation expense on capital expenditures acquired since January 1, 2017.
Impairment of assets. During 2018, we recorded impairment of assets charges of $44,069 to reduce the carrying value of 11 MOBs (11 buildings) located in Massachusetts to their estimated fair value.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties. Interest expense decreased as a result of our prepayment of $27,789 in aggregate principal amount of mortgage notes since January 1, 2017 with a weighted average annual interest rate of 6.3%, as well as the regularly scheduled amortization of mortgage notes secured by these properties.
Loss on early extinguishment of debt. We recognized loss on early extinguishment of debt in connection with our prepayment of mortgage notes during 2017.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through the joint venture agreement we entered in March 2017.

Triple net leased senior living communities:

	All Properties				Comparable Properties(1)

	As of and For the Year Ended December 31,				As of and For the Year Ended December 31,

	2018		2017		2018		2017
Total properties	228		235		228		228
# of units	24,030		25,790		24,030		24,030
Tenant operating data(2)
Occupancy	81.9%		83.5%		81.9%		83.5%
Rent coverage	1.08	x	1.22	x	1.08	x	1.22	x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2017; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2018 and 2017 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

Triple net leased senior living communities, all properties:

	Year Ended December 31,
	2018	2017	Change	% Change
Rental income	$269,512	$280,641	$(11,129)	(4.0)%
Net operating income (NOI)	269,512	280,641	(11,129)	(4.0)%

Depreciation and amortization expense	(80,277)	(81,976)	(1,699)	(2.1)%
Impairment of assets	(19,549)	—	19,549	100.0%
Gain on sale of properties	261,916	45,901	216,015	470.6%
Interest expense	(1,641)	(8,855)	(7,214)	(81.5)%
Gain (loss) on early extinguishment of debt	76	(7,294)	(7,370)	(101.0)%
Net income	$430,037	$228,417	$201,620	88.3%
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
Rental income.  Rental income decreased primarily due to reduced rental income resulting from the sale of six senior living communities, the transfer of two senior living communities to our managed communities segment since January 1, 2017 and an increase in rent reserves associated with lease defaults at two of our senior living communities that were leased to private operators during 2018, partially offset by increased rents resulting from our purchase of improvements since January 1, 2017. Rental income includes non-cash straight line rent adjustments totaling $1,851 and $3,063 for the years ended December 31, 2018 and 2017, respectively. Rental income increased year over year on a comparable property basis by $2,589, primarily as a result of our purchase of improvements at certain of these communities that we have owned continuously since January 1, 2017 and the resulting increased rent, pursuant to the terms of the applicable leases.
Net operating income. We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI decreased due to the decrease in rental income as described above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense decreased primarily as a result of the sale of six senior living communities and the transfer of two senior living communities to our managed communities segment since January 1, 2017, partially offset by our purchase of improvements since January 1, 2017.
Impairment of assets.  We recorded impairment of assets charges of $19,549 to write off unamortized lease related assets related to lease defaults at three of our senior living communities located in California, Colorado and Oregon that were leased to third party private operators. For further information about these impairment charges, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gain on sale of properties.  Gain on sale of properties is the result of our sale of five senior living communities during 2018 and one senior living community in December 2017.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $318,753 in aggregate principal amount of mortgage notes since January 1, 2017 with a weighted average annual interest rate of 6.5%, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
Gain (loss) on early extinguishment of debt.  We recognized a gain on early extinguishment of debt in connection with our prepayment of mortgage notes during 2018, which represents the write off of an unamortized debt premium associated with these prepayments. We recorded a loss on early extinguishment of debt in connection with our prepayment of mortgage notes during 2017.
Managed senior living communities:

	All Properties		Comparable Properties(1)

	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,

	2018	2017	2018	2017
Total properties	76	70	68	68
# of units	9,766	9,043	8,830	8,830
Occupancy	86.1%	85.8%	86.0%	85.8%
Average monthly rate (2)	$4,214	$4,279	$4,266	$4,279

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since January 1, 2017; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.
Managed senior living communities, all properties:

	Year Ended December 31,
	2018	2017	Change	% Change
Residents fees and services	$416,523	$393,707	$22,816	5.8%
Property operating expenses	(323,849)	(300,562)	23,287	7.7%
Net operating income (NOI)	92,674	93,145	(471)	(0.5)%

Depreciation and amortization expense	(60,689)	(62,266)	(1,577)	(2.5)%
Interest expense	(4,477)	(4,685)	(208)	(4.4)%
Loss on early extinguishment of debt	(98)	—	98	100.0%
Net income	$27,410	$26,194	$1,216	4.6%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2017, as well as an increase in occupancy, partially offset by a decrease in average monthly rate.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2017, increased costs associated with staffing and increased room turnover and maintenance costs.
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
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage notes during 2018.
Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator continuously since January 1, 2017; excludes communities classified as held for sale, if any):

	Year Ended December 31,
	2018	2017	Change	% Change
Residents fees and services	$393,759	$393,602	$157	0.0%
Property operating expenses	(306,886)	(300,347)	6,539	2.2%
Net operating income (NOI)	86,873	93,255	(6,382)	(6.8)%

Depreciation and amortization expense	(49,705)	(62,104)	(12,399)	(20.0)%
Interest expense	(3,226)	(4,685)	(1,459)	(31.1)%
Loss on early extinguishment of debt	(98)	—	98	100.0%
Net income	$33,844	$26,466	$7,378	27.9%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased modestly year over year on a comparable property basis primarily due to an increase in occupancy, partially offset by a decline in average monthly rates.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increased costs associated with staffing and increased room turnover and maintenance costs.

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
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment, as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased due to certain of our acquired resident agreements becoming fully amortized since January 1, 2017, partially offset by our purchases of improvements since January 1, 2017.
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $60,341 in aggregate principal amount of mortgage notes since January 1, 2017, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage notes during 2018.
All other operations:(1)

	Year Ended December 31,
	2018	2017	Change	% Change
Rental income	$18,316	$18,254	$62	0.3%
Expenses:
Depreciation and amortization expense	(3,792)	(3,792)	—	0.0%
General and administrative	(85,885)	(103,694)	(17,809)	(17)%
Acquisition and certain other transaction related costs	(194)	(403)	(209)	(51.9)%
Impairment of assets	—	(5,082)	(5,082)	(100.0)%
Total expenses	(89,871)	(112,971)	(23,100)	(20.4)%

Gain on sale of properties	—	154	(154)	(100.0)%
Dividend income	2,901	2,637	264	10.0%
Unrealized losses on equity securities	(20,724)	—	20,724	100.0%
Interest and other income	667	406	261	64.3%
Interest expense	(148,809)	(126,560)	22,249	17.6%
Loss on early extinguishment of debt	—	(274)	(274)	(100.0)%
Loss before income tax expense and equity in earnings of an investee	(237,520)	(218,354)	19,166	8.8%
Income tax expense	(476)	(454)	22	4.8%
Equity in earnings of an investee	516	608	(92)	(15.1)%
Net loss	$(237,480)	$(218,200)	$19,280	8.8%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $187 and $549 for the years ended December 31, 2018 and 2017, respectively. Rental income also includes net amortization of approximately $221 of acquired real estate leases and obligations for each of the years ended December 31, 2018 and 2017, respectively.
Depreciation and amortization expense. Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since January 1, 2017. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in business management incentive fees. We recognized business management incentive fees of $40,642 during 2018 as a result of our total shareholder return, as defined, exceeding the returns for the SNL U.S. REIT Healthcare index over the applicable measurement period by 9.6%, compared to $55,740 of business management incentive fees recognized during 2017. In addition, we recognized a decrease in business management fees expense as a result of lower stock prices during 2018. Our business management incentive fees for 2018 were paid in cash in January 2019.
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
Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc. The increase in dividend income is a result of an increase in dividends per share paid by RMR Inc. in 2018 compared to 2017.
Unrealized losses on equity securities. Unrealized losses on equity securities represents the net unrealized losses to adjust our investments in RMR Inc. and Five Star to their fair value as of December 31, 2018 in accordance with a change in GAAP standards effective January 1, 2018.
Interest and other income.  The increase in interest and other income is primarily due to increased investable cash on hand and restricted cash.
Interest expense.  Interest expense increased primarily due to our February 2018 issuance of $500,000 of 4.75% senior unsecured notes due 2028 and increases in LIBOR rates impacting our floating rate debt, partially offset by lower borrowings under our revolving credit facility.
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
Rental income. Rental income increased primarily due to rents from MOBs we acquired since January 1, 2016, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $10,346 and $12,922 and net amortization of above and below market lease adjustments of approximately $5,128 and $4,720 for the years ended December 31, 2017 and 2016, respectively.
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
Depreciation and amortization expense.  Depreciation and amortization expense increased primarily due to our acquisitions since January 1, 2016, an increase in the amortization of leasing costs and depreciation expense on capital expenditures and an increase in amortization of acquired in place real estate leases that we amortize over the respective lease terms.
Impairment of assets. Impairment of assets for the year ended December 31, 2016 relates to reducing the carrying value of five MOBs (five buildings) and one land parcel to their estimated sales prices less costs to sell.
Interest expense. Interest expense relates to mortgage notes secured by certain of these properties. Interest expense increased as a result of our obtaining, in July 2016, an aggregate of $620,000 secured debt financing with a weighted average fixed annual interest rate of 3.5%, partially offset by our prepayment of $45,789 in principal amount of a mortgage note since January 1, 2016 with an annual interest rate of 5.6%, as well as the regularly scheduled amortization of mortgage notes secured by these properties.
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
Rental income.  Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses and increased rents from net leasing activity at certain of these properties. Rental income includes non-cash straight line rent adjustments totaling $8,966 and $12,241 and net amortization of above and below market lease adjustments of approximately $4,984 and $4,421 for the years ended December 31, 2017 and 2016, respectively.
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
Depreciation and amortization expense.  Depreciation and amortization expense increased due to an increase in the amortization of leasing costs and depreciation expense on capital expenditures acquired since January 1, 2016, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms.
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

Triple net leased senior living communities:

					Comparable Properties(1)
	All Properties
	As of and For the Year Ended December 31,				As of and For the Year Ended December 31,

	2017		2016		2017		2016
Total properties	235		236		222		222
# of units	25,790		26,220		23,798		23,798
Tenant operating data(2)
Occupancy	83.4%		84.7%		83.2%		84.7%
Rent coverage	1.21	x	1.28	x	1.21	x	1.27	x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2016; excludes communities classified as held for sale, if any.

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

Triple net leased senior living communities, all properties:

	Year Ended December 31,
	2017	2016	Change	% Change
Rental income	$280,641	$275,697	$4,944	1.8%
Property operating expenses	—	(833)	(833)	(100.0)%
Net operating income (NOI)	280,641	274,864	5,777	2.1%

Depreciation and amortization expense	(81,976)	(78,361)	3,615	4.6%
Impairment of assets	—	(6,583)	(6,583)	(100.0)%
Gain on sale of properties	45,901	4,061	41,840	1,030.3%
Interest expense	(8,855)	(24,795)	(15,940)	(64.3)%
Loss on early extinguishment of debt	(7,294)	(467)	6,827	1,461.9%
Net income	$228,417	$168,719	$59,698	35.4%
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
Impairment of assets.  Impairment of assets charges recorded in 2016 relate to writing off acquired lease intangible assets associated with the two lease defaults, as well as the reduction of the carrying value of a SNF that we sold during the third quarter of 2016 to its sale price less cost to sell.
Gain on sale of properties.  Gain on sale of properties is the result of our sale of one independent living community in December 2017 and one SNF in June 2016
Interest expense.  Interest expense relates to mortgage notes secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $320,379 in aggregate principal amount of mortgage notes since January 1, 2016 with a weighted average annual interest rate of 6.7%, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt.  We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage notes during 2017 and 2016.
Managed senior living communities:

			Comparable Properties(1)
	All Properties
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,

	2017	2016	2017	2016
Total properties	70	68	60	60
# of units	9,043	8,788	8,106	8,106
Occupancy	85.8%	87.2%	86.1%	87.2%
Average monthly rate(2)	$4,279	$4,243	$4,265	$4,213

(1)	Consists of managed senior living communities owned and managed by the same operator continuously since January 1, 2016; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.
Managed senior living communities, all properties:

	Year Ended December 31,
	2017	2016	Change	% Change
Residents fees and services	$393,707	$391,822	$1,885	0.5%
Property operating expenses	(300,562)	(293,195)	7,367	2.5%
Net operating income (NOI)	93,145	98,627	(5,482)	(5.6)%

Depreciation and amortization expense	(62,266)	(81,482)	(19,216)	(23.6)%
Impairment of assets	—	(2,174)	(2,174)	(100.0)%
Interest expense	(4,685)	(8,540)	(3,855)	(45.1)%
Loss on early extinguishment of debt	—	(59)	(59)	(100.0)%
Net income	$26,194	$6,372	$19,822	311.1%

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
Interest expense.  Interest expense relates to mortgage notes secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $103,370 in aggregate principal amount of mortgage notes since January 1, 2016 with a weighted average annual interest rate of 6.0%, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
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
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $103,370 in aggregate principal amount of mortgage notes since January 1, 2016 with a weighted average annual interest rate of 6.0%, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage notes during 2016.
All other operations:(1)

	Year Ended December 31,
	2017	2016	Change	% Change
Rental income	$18,254	$18,270	$(16)	0.0%
Expenses:
Depreciation and amortization expense	(3,792)	(3,792)	—	0.0%
General and administrative	(103,694)	(46,559)	57,135	122.7%
Acquisition and certain other transaction related costs	(403)	(2,085)	(1,682)	(80.7)%
Impairment of assets	(5,082)	(2,795)	2,287	81.8%
Total expenses	(112,971)	(55,231)	57,740	104.5%

Gain on sale of properties	154	—	154	100.0%
Dividend income	2,637	2,108	529	25.1%
Interest and other income	406	430	(24)	(5.6)%
Interest expense	(126,560)	(120,387)	6,173	5.1%
Loss on early extinguishment of debt	(274)	—	274	100.0%
Loss before income tax expense and equity in earnings of an investee	(218,354)	(154,810)	63,544	41.0%
Income tax expense	(454)	(424)	30	7.1%
Equity in earnings of an investee	608	137	471	343.8%
Net loss	$(218,200)	$(155,097)	$63,103	40.7%

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
Interest expense.  Interest expense increased primarily due to our issuance of $250,000 of 6.25% senior unsecured notes due 2046 in February 2016 and increases in LIBOR rates impacting our floating rate debt, partially offset by lower borrowings under our revolving credit facility.
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
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We provide below calculations of our FFO attributable to common shareholders, Normalized FFO attributable to common shareholders and NOI for the years ended December 31, 2018, 2017 and 2016. These measures and NOI for comparable properties should be considered in conjunction with net income and net income attributable to common shareholders as presented in our consolidated statements of comprehensive income. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or net income attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.
Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or Nareit, which is net income (loss) attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization and the difference between net income (loss) attributable to common shareholders and FFO attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO attributable to common shareholders differs from Nareit’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude acquisition and certain other transaction related costs expensed under GAAP such as legal and professional fees associated with our acquisition and disposition activities, gains or losses on early extinguishment of debt, if any, unrealized gains or losses on equity securities, net, if any, and Normalized FFO, net of FFO, from noncontrolling interest, if any. We consider FFO attributable to common shareholders and Normalized FFO attributable to common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe that FFO attributable to common shareholders and Normalized FFO attributable to common shareholders provide useful information to investors, because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders may facilitate a comparison of our operating performance between periods and with other REITs. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the years ended December 31, 2018, 2017 and 2016 and reconciliations of net income attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income attributable to common shareholders per share for these periods.

	For the Year Ended December 31,
	2018	2017	2016
Net income attributable to common shareholders	$286,872	$147,610	$141,295
Depreciation and amortization expense	286,235	276,861	287,831
FFO attributable to noncontrolling interest	(21,200)	(16,370)	—
Gain on sale of properties	(261,916)	(46,055)	(4,061)
Impairment of assets	66,346	5,082	18,674
FFO attributable to common shareholders	356,337	367,128	443,739

Acquisition and certain other transaction related costs	194	403	2,085
Loss on early extinguishment of debt	22	7,627	526
Unrealized losses on equity securities	20,724	—	—
Normalized FFO attributable to common shareholders	$377,277	$375,158	$446,350

Weighted average common shares outstanding (basic)	237,511	237,420	237,345
Weighted average common shares outstanding (diluted)	237,546	237,452	237,382

Per common share data (basic and diluted):
Net income attributable to common shareholders	$1.21	$0.62	$0.60
FFO attributable to common shareholders	$1.50	$1.55	$1.87
Normalized FFO attributable to common shareholders	$1.59	$1.58	$1.88
Distributions declared	$1.56	$1.56	$1.56

Property Net Operating Income (NOI)
We calculate NOI as shown below. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income and net income attributable to common shareholders because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.
The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of net income to NOI for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31,
	2018	2017	2016
Reconciliation of Net Income to NOI:
Net income	$292,414	$151,803	$141,295

Equity in earnings of an investee	(516)	(608)	(137)
Income tax expense	476	454	424
Income from continuing operations before income tax expense and equity in earnings of an investee	292,374	151,649	141,582
Loss on early extinguishment of debt	22	7,627	526
Interest expense	179,287	165,019	167,574
Interest and other income	(667)	(406)	(430)
Unrealized losses on equity securities	20,724	—	—
Dividend income	(2,901)	(2,637)	(2,108)
Gain on sale of properties	(261,916)	(46,055)	(4,061)
Impairment of assets	66,346	5,082	18,674
Acquisition and certain other transaction related costs	194	403	2,085
General and administrative expense	85,885	103,694	46,559
Depreciation and amortization expense	286,235	276,861	287,831
Total NOI	$665,583	$661,237	$658,232

MOB NOI	$285,081	$269,197	$266,471
Triple net leased communities NOI	269,512	280,641	274,864
Managed communities NOI	92,674	93,145	98,627
All other operations NOI	18,316	18,254	18,270
Total NOI	$665,583	$661,237	$658,232
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

Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the year ended December 31, 2018 compared to the year ended December 31, 2017 were as follows: (1) cash provided by operating activities decreased to $392.8 million in 2018 from $419.3 million in 2017; (2) cash provided by investing activities increased to $99.1 million in 2018 from cash used in investing activities of $221.4 million in 2017; and (3) cash used in financing activities increased to $469.2 million in 2018 from $186.1 million in 2017.

The decrease in cash provided by operating activities for the year ended December 31, 2018 compared to the prior year was primarily due to the payment of business management incentive fee expense of $55.7 million in January 2018. Cash provided by investing activities increased in 2018, primarily due to proceeds from the sale of properties during the year ended December 31, 2018. The increase in cash used in financing activities for the year ended December 31, 2018 compared to the prior year was due primarily to larger repayments of amounts outstanding under our revolving credit facility during 2018, partially offset by net proceeds from our February 2018 issuance of senior unsecured notes.
As noted elsewhere in this Annual Report on Form 10-K, Five Star recently announced a substantial doubt about its ability to continue as a going concern. Our Independent Trustees and Five Star’s independent directors are currently evaluating our lease and management arrangements with Five Star in light of these issues. As a result, there may be agreed changes to our arrangements with Five Star in the future. We cannot be sure that any changes to these arrangements will be agreed to or occur, or whether Five Star will be able to continue as a going concern, and any possible future changes to our lease and/or management arrangements with Five Star may negatively impact our operating liquidity, including our income and cash flows.
Our Investment and Financing Liquidity and Resources
As of December 31, 2018, we had $55.0 million of cash and cash equivalents and $861.0 million available to borrow under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes. We believe these funding sources will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.
     In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2.0 billion. Our revolving credit facility requires annual interest to be paid on borrowings at the rate of LIBOR plus a premium (currently 120 basis points per annum) that is subject to adjustment based upon changes to our credit ratings, plus a facility fee of 25 basis points per annum on the total amount of lending commitments. As of December 31, 2018, the annual interest rate required on borrowings under our revolving credit facility was 3.6%. As of December 31, 2018 and February 27, 2019, we had $139.0 million and $238.0 million outstanding under our revolving credit facility, respectively.
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
We have $400.0 million of 3.3% senior unsecured notes due in May 2019. We expect to pay this debt using borrowings under our revolving credit facility.
We have a $350.0 million unsecured term loan that matures on January 15, 2020.  This term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.7%.
We also have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 135 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of December 31, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.9%.

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
In March 2018, we sold two triple net leased senior living communities that were leased to Sunrise Senior Living LLC, or Sunrise, for an aggregate sales price of $217.0 million, excluding closing costs, resulting in a gain of approximately $181.2 million. In May 2018, we sold one triple net leased senior living community that was leased to Sunrise for an aggregate sales price of $96.0 million, excluding closing costs, resulting in a gain of approximately $78.9 million. We recognized rental income of $3.5 million during the year ended December 31, 2018 related to these three communities.
In June 2018, we sold one SNF that was leased to Five Star and one senior living community that was leased to a private operator, where the tenant exercised its purchase option for the property, for a combined sales price of approximately $21.9 million, excluding closing costs, resulting in a net gain of approximately $1.9 million. Rental income was reduced by $0.7 million in accordance with our lease with Five Star upon the sale of the SNF that was previously leased to Five Star. We recognized rental income of $0.7 million during the year ended December 31, 2018 related to the senior living community that was leased to a private operator.
In December 2018, we agreed to sell two MOBs located in Massachusetts for an aggregate sales price of approximately $2.1 million, excluding closing costs. We expect the closings of these sales to occur during the second quarter of 2019. We recognized rental income of $0.7 million during the year ended December 31, 2018 related to these MOBs.

In February 2019, we sold one MOB located in Florida for a sales price of $2.9 million, excluding closing costs. We recognized rental income of $0.6 million during the year ended December 31, 2018 related to this MOB.

Also in February 2019, we agreed to sell one MOB located in Colorado for a sales price of approximately $2.6 million, excluding closing costs. We expect the closing of the sale of this MOB to occur during the second quarter of 2019. We recognized rental income of $0.6 million during the year ended December 31, 2018 related to this MOB.

In 2019, we expect to focus our acquisition activities on increasing our MOB segment as a percentage of our total portfolio.

During the years ended December 31, 2018 and 2017, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	For the Year Ended December 31,
	2018	2017
MOB tenant improvements(1)	$12,045	$9,278
MOB leasing costs(2)	6,178	8,331
MOB building improvements(3)	16,402	14,934
Managed senior living communities capital improvements	13,001	12,077
Recurring capital expenditures	$47,626	$44,620

Development, redevelopment and other activities - MOBs (4)	9,942	800
Development, redevelopment and other activities - Managed senior living communities (4)	27,128	27,318
Total development, redevelopment and other activities	$37,070	$28,118

(1)	MOB tenant improvements generally include capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space.

(2)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and tenant inducements.

(3)	MOB building improvements generally include capital expenditures to replace obsolete building components and capital expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (1) capital expenditures that are identified at the time of acquisition of a property and incurred within a short period thereafter; and (2) capital expenditure projects that reposition a property or result in new sources of revenues.

During the year ended December 31, 2018, we invested $23.4 million in revenue producing capital improvements at certain of our triple net leased senior living communities, and, as a result, annual rents payable to us increased by approximately $1.8 million pursuant to the terms of the applicable leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases. These capital improvement amounts are not included in the table above.
During the year ended December 31, 2018, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the year	272	608	880
Total leasing costs and concession commitments(1)	$8,973	$10,931	$19,904
Total leasing costs and concession commitments per square foot(1)	$32.83	$17.97	$22.58
Weighted average lease term (years)(2)	6.0	5.3	5.5
Total leasing costs and concession commitments per square foot per year(1)	$5.77	$3.45	$4.22

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of December 31, 2018, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.
During the second quarter of 2019, we expect two tenants in our MOBs segment, together representing approximately 2.3% of our annualized rental income as of December 31, 2018, to vacate an aggregate of 526,518 square feet of space. We are currently evaluating our options for these properties, which are located in California and Massachusetts. The leasing of this space may take time and require significant capital expenditures in order to reposition these MOBs.

We expect to sell the 13 properties located in Massachusetts and have classified two properties as held for sale at December 31, 2018. We recorded an impairment charge of $2.7 million to reduce the carrying value of the two properties held for sale to their sales price less costs to sell. We recorded an impairment charge of $44.1 million on the remaining 11 properties to reduce the carrying value of these properties to their estimated fair value. We recognized rental income of $7.6 million during the year ended December 31, 2018 related to these 13 properties.
As of December 31, 2018, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings under revolving credit facility	$139,000	$—	$—	$139,000	$—
Term loans	550,000	—	350,000	200,000	—
Senior unsecured notes	2,250,000	400,000	500,000	—	1,350,000
Mortgage notes payable	734,748	45,182	5,630	53,288	630,648
Capital lease obligations	9,832	958	2,238	2,726	3,910
Ground lease obligations	6,652	306	619	430	5,297
Projected interest expense (1)	1,501,326	162,886	265,135	196,744	876,561
Tenant related obligations (2)	22,009	15,277	6,330	139	263
Business management incentive fee expense (3)	40,642	40,642	—	—	—
Total	$5,254,209	$665,251	$1,129,952	$592,327	$2,866,679

(1)
Projected interest expense is attributable to only our debt obligations at existing rates as of December 31, 2018 and is not intended to estimate future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

(2)	Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2018.

(3)	Represents business management incentive fees for the year ended December 31, 2018 due to RMR LLC under our business management agreement. This fee was paid to RMR LLC in January 2019.
During the year ended December 31, 2018, we paid quarterly cash distributions to our shareholders aggregating $370.7 million using cash on hand and borrowings under our revolving credit facility.
On January 18, 2019, we declared a quarterly distribution of $0.39 per common share, or $92.7 million, to our common shareholders of record on January 28, 2019 for the quarter ended December 31, 2018. We paid this distribution to shareholders on February 21, 2019 using cash on hand and borrowings under our revolving credit facility.
As noted elsewhere in this Annual Report on Form 10-K, Five Star has announced a substantial doubt about its ability to continue as a going concern. Our Independent Trustees and Five Star’s independent directors are currently evaluating our lease and management arrangements with Five Star in light of these issues. As a result, there may be agreed changes to our arrangements with Five Star in the future. Any possible future changes to these arrangements may negatively impact our income and cash flows and result in our reducing our distributions to our shareholders.
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
Off Balance Sheet Arrangements
As of December 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants

Our principal debt obligations at December 31, 2018 were: (1) borrowings under our $1.0 billion unsecured revolving credit facility, of which $139.0 million was outstanding at December 31, 2018; (2) seven public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $500.0 million principal amount at an annual interest rate of 4.75% due 2028, (f) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (g) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount unsecured term loan due 2020; (4) our $200.0 million principal amount unsecured term loan due 2022; and (5) $734.7 million aggregate principal amount of mortgage notes secured by 13 of our properties (14 buildings) with maturity dates between 2019 and 2043. We also have two properties subject to capital leases with lease obligations totaling $9.8 million at December 31, 2018; these capital leases expire, and we have a purchase option that commences, beginning in 2026. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contain covenants which restrict our ability to make distributions to our shareholders in certain circumstances. As of December 31, 2018, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.

As noted above, we have $400.0 million of 3.3% senior unsecured notes due in May 2019. We expect to pay this debt upon maturity using borrowings under our revolving credit facility.

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

Our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $20.0 million ($50.0 million or more in the case of our senior unsecured notes indentures and supplements entered in February 2016 and February 2018). Similarly, our revolving credit facility and term loan agreements have cross default provisions to other indebtedness that is recourse of $25.0 million or more and indebtedness that is non-recourse of $75.0 million or more.

The loan agreements governing the aggregate $620.0 million secured debt financing on the property owned by our joint venture contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a managing director and the president and executive officer of RMR Inc. and an executive officer and employee of RMR LLC; Jennifer Clark, our other Managing Trustee, is a managing director and the executive vice president, general counsel and secretary of RMR Inc. and an officer and employee of RMR LLC; each of our officers is also an officer of RMR LLC; and we own shares of class A common stock of RMR Inc. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which may have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: Five Star, which is our former subsidiary and largest tenant and the manager of our managed senior living communities and of which we and a wholly owned subsidiary of ABP Trust are significant stockholders, owning, as of December 31, 2018, 8.3% and 35.4%, respectively, of its outstanding common shares; and AIC, of which we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.
For further information about these and other such relationships and related person transactions, see Notes 3, 5, 6 and 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2018. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our leases, forms of management agreements and related pooling agreements with Five Star, our 2017 and 2016 transaction agreements with Five Star, the consent agreement with Adam Portnoy and Barry Portnoy, who was one of our Managing Trustees until his death on February 25, 2018, and certain of their affiliates related to their acquisition of Five Star common shares and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For acquired real estate, we record building, land and improvements, and, if applicable, the value of in place leases, the fair market value of above or below market leases and tenant relationships at fair value. We allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives.

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
Impact of Inflation
Inflation in the past several years in the United States has been modest, but recently there have been indications of inflation in the U.S. economy and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our real estate assets to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants’ revenues should increase. Further, inflation may permit us to increase rents upon renewal or enter into new leases for the leased space for increased rent amounts. Offsetting these benefits, inflation might cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our tenants’ or manager’s operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants’ or managers’ operating income from our properties becomes insufficient to pay our rents or returns. To mitigate the adverse impact of increased tenant financial distress upon us, we generally require our tenants to provide guarantees for our rent.
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

Impact of Government Reimbursement
For the year ended December 31, 2018, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments.  Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs. Because of shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs, as well as existing regulations that impact these matters. Further, there are other existing and recently enacted legislation, and related litigation, related to government payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business-Government Regulation and Reimbursement” above in this Annual Report on Form 10-K. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our and our tenants’ increasing expenses and that such changes may be material and adverse to our future financial results.
Seasonality
Skilled nursing and assisted living operations have historically reflected modest seasonality. During fourth quarter holiday periods, residents at such facilities are sometimes discharged to spend time with family and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these and other factors, these operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have a material impact upon the ability of our tenants to pay our rent or our ability to fund our managed senior living operations or our other businesses. Our MOBs and wellness centers do not typically experience seasonality.
Impact of Climate Change
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or manager and their ability to pay rent or returns to us.
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the Energy Star program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” partner program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program.
Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we own. Rising sea levels could cause flooding at some of our properties, which may have an adverse effect on individual properties we own. We mitigate these risks by procuring, or requiring our tenants to procure, insurance coverage we believe adequate to protect us from material damages and losses resulting from the consequences of losses caused by climate change. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on our financial results.
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

Fixed Rate Debt

At December 31, 2018, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	500,000	4.75%	23,750	2028	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Mortgage notes	42,618	3.79%	1,615	2019	Monthly
Mortgage notes	2,037	7.49%	153	2022	Monthly
Mortgage notes	13,146	6.28%	826	2022	Monthly
Mortgage note	11,180	4.85%	542	2022	Monthly
Mortgage notes	16,441	5.75%	945	2022	Monthly
Mortgage note	16,442	6.64%	1,092	2023	Monthly
Mortgage note	9,832	7.70%	757	2026	Monthly
Mortgage notes (2)	620,000	3.53%	21,886	2026	Monthly
Mortgage note	1,983	6.25%	124	2033	Monthly
Mortgage note	10,901	4.44%	484	2043	Monthly
	$2,994,580		$146,129

(1)
The principal balances, and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(2)
The property encumbered by these mortgages is subject to a joint venture in which we own a 55% equity interest. The principal amounts listed in the table for these mortgage debts have not been adjusted to reflect the equity interests in the joint venture that we do not own.

No principal repayments are due under our unsecured notes until maturity. Our mortgage notes generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $29.8 million.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2018, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $42.9 million.
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

Floating Rate Debt
At December 31, 2018, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had $139.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan. Our revolving credit facility matures in January 2022, and, subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2023. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures in January 2020, and our $200.0 million term loan matures in September 2022. Our $350.0 million term loan and our $200.0 million term loan are prepayable without penalty at any time.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2018 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Floating Rate Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2018	3.76%	$689,000	$25,906	$0.11
One percentage point increase	4.76%	$689,000	$32,796	$0.14

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of December 31, 2018.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2018.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2018 if we were fully drawn on our revolving credit facility and our term loans remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Floating Rate Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2018	3.68%	$1,550,000	$57,040	$0.24
One percentage point increase	4.68%	$1,550,000	$72,540	$0.31
(1)    Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of December 31, 2018.
(2)    Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2018.
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
LIBOR Phase Out
LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our revolving credit facility and term loans at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our credit facility and term loan agreements would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management Report on Assessment of Internal Control Over Financial Reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2018 Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B.  Other Information.
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have a Code of Conduct that applies to our officers and Trustees, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.snhreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Senior Housing Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct to apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11.  Executive Compensation.
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under our equity compensation plan excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	2,382,195	(1)
Equity compensation plan not approved by securityholders	None.	None.	None.
Total	None.	None.	2,382,195	(1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 4 and 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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

10.3	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2012, File No. 001-15319.)
10.4	First Amendment to 2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.5	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.6	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.7	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)
10.8	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 22, 2018.)
10.9
Amended and Restated Credit Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.10
$350.0 Million Term Loan Agreement, dated as of May 30, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2014.)

10.11
First Amendment to $350.0 Million Term Loan Agreement, dated as of September 28, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2015.)

10.12
Second Amendment to $350.0 Million Term Loan Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.13
Third Amendment to $350.0 Million Term Loan Agreement, dated as of September 20, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

10.14
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

10.16	Transaction Agreement, dated June 29, 2016, between the Company and Five Star Senior Living Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.17
Transaction Agreement, dated as of November 8, 2017, between the Company and Five Star Senior Living Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

10.18
First Amendment to Transaction Agreement, dated as of March 29, 2018, between the Company and Five Star Senior Living Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.19
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

10.29
Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2013, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 001-15319.)

10.30
Partial Termination of and Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of January 22, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 001-15319.)

10.31
Partial Termination of and Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

10.32
Partial Termination of and Twelfth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 31, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2015.)

10.33
Partial Termination of and Thirteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of February 17, 2015, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.34
Partial Termination of and Fourteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2015, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.35
Partial Termination of and Fifteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 29, 2015, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.36
Partial Termination of and Sixteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2018, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)

10.37
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

10.38
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

10.40
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 001-15319.)

10.41
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011, File No. 001-15319.)

10.42
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-15319.)

10.43
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-15319.)

10.44
Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 19, 2013, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2013, File No. 001-15319.)

10.45
Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 1, 2014, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.46
Partial Termination of and Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 20, 2015, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

10.47
Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 29, 2016, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

10.48
Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2017, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.49
Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 31, 2018, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)

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

10.57
Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of January 1, 2018, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.)

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

99.22
Amended and Restated Pooling Agreement No. 12, dated as of June 28, 2018, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2018.)

99.23
Accession Agreement to Amended and Restated Pooling Agreement No. 12, dated as of June 29, 2018, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2018.)

99.24
Pooling Agreement No. 13, dated as of January 19, 2018, between FVE Managers, Inc. and SNH Tellico Tenant LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)

99.25
Representative form of AL Management Agreement, dated March 30, 2015, between certain subsidiaries of the Company and FVE Managers, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

99.26
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

99.29
Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-15319.)

99.30
Representative form of IL Management Agreement, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-15319.)

99.31
Amendment to IL Management Agreements, dated July 10, 2014, between FVE IL Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

99.32
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

99.34
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Senior Living Inc., Hospitality Properties Trust, the Company, TravelCenters of America LLC, ABP Trust (as successor to The RMR Group LLC), Office Properties Income Trust (f/k/a Government Properties Income Trust) and Industrial Logistics Properties Trust (as successor to Select Income REIT). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-15319.)

99.35
Representative form of Indemnification Agreement, dated as of August 31, 2012, relating to D&R Yonkers LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 001-15319.)

99.36
Letter dated March 24, 2017, between the Company and The RMR Group LLC, regarding Second Amended and Restated Business Management Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

99.37
Consent Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)

99.38
Letter Agreement, dated October 28, 2016, between the Company and Five Star Senior Living Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

99.39
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Five Star Senior Living Inc., relating to the Millcroft community. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

99.40
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Five Star Senior Living Inc., relating to the Remington Club community. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

99.41
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Five Star Senior Living Inc., relating to the Tiffany Court community. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Senior Housing Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for investments in equity securities in the year ended December 31, 2018 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.
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
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Senior Housing Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Senior Housing Properties Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at item 15(a), and our report dated March 1, 2019, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
March 1, 2019

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$844,567	$824,879
Buildings and improvements	7,031,733	6,999,884
	7,876,300	7,824,763
Accumulated depreciation	(1,534,392)	(1,454,477)
	6,341,908	6,370,286

Cash and cash equivalents	54,976	31,238
Restricted cash	15,095	16,083
Investments in equity securities	142,027	162,751
Due from affiliates	18,701	18,539
Acquired real estate leases and other intangible assets, net	419,244	472,265
Other assets, net	168,475	222,857
Total assets	$7,160,426	$7,294,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$139,000	$596,000
Unsecured term loans, net	548,286	547,460
Senior unsecured notes, net	2,216,945	1,725,662
Secured debt and capital leases, net	744,186	805,404
Accrued interest	26,182	17,987
Due to affiliates	54,299	66,411
Assumed real estate lease obligations, net	86,304	96,018
Other liabilities	165,354	161,889
Total liabilities	3,980,556	4,016,831

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,729,900 and 237,630,409 shares issued and outstanding at December 31, 2018 and 2017, respectively	2,377	2,376
Additional paid in capital	4,611,419	4,609,316
Cumulative net income	2,140,796	1,766,495
Cumulative other comprehensive income	(266)	87,231
Cumulative distributions	(3,731,214)	(3,360,468)
Total equity attributable to common shareholders	3,023,112	3,104,950
Noncontrolling interest:
Total equity attributable to noncontrolling interest	156,758	172,238
Total equity	3,179,870	3,277,188
Total liabilities and equity	$7,160,426	$7,294,019
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$700,641	$681,022	$666,200
Residents fees and services	416,523	393,707	391,822
Total revenues	1,117,164	1,074,729	1,058,022

Expenses:
Property operating expenses	451,581	413,492	399,790
Depreciation and amortization	286,235	276,861	287,831
General and administrative	85,885	103,694	46,559
Acquisition and certain other transaction related costs	194	403	2,085
Impairment of assets	66,346	5,082	18,674
Total expenses	890,241	799,532	754,939

Gain on sale of properties	261,916	46,055	4,061
Dividend income	2,901	2,637	2,108
Unrealized losses on equity securities	(20,724)	—	—
Interest and other income	667	406	430
Interest expense	(179,287)	(165,019)	(167,574)
Loss on early extinguishment of debt	(22)	(7,627)	(526)
Income from continuing operations before income tax expense and equity in earnings of an investee	292,374	151,649	141,582
Income tax expense	(476)	(454)	(424)
Equity in earnings of an investee	516	608	137
Net income	292,414	151,803	141,295
Net income attributable to noncontrolling interest	(5,542)	(4,193)	—
Net income attributable to common shareholders	$286,872	$147,610	$141,295

Other comprehensive income:
Unrealized gain on investments in equity securities, net	—	47,138	64,139
Amounts reclassified from cumulative other comprehensive income to net income	—	5,082	2,795
Equity in unrealized (loss) gain of an investee	(68)	462	152
Other comprehensive (loss) income	(68)	52,682	67,086
Comprehensive income	292,346	204,485	208,381
Comprehensive income attributable to noncontrolling interest	(5,542)	(4,193)	—
Comprehensive income attributable to common shareholders	$286,804	$200,292	$208,381

Weighted average common shares outstanding (basic)	237,511	237,420	237,345
Weighted average common shares outstanding (diluted)	237,546	237,452	237,382

Per common share amounts (basic and diluted)
Net income attributable to common shareholders	$1.21	$0.62	$0.60
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands, except share data)

	Number of Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Distributions	Cumulative Other Comprehensive Income (Loss)	Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
Balance at December 31, 2015:	237,471,559	$2,375	$4,531,703	$1,477,590	$(2,619,371)	$(32,537)	$3,359,760	$—	$3,359,760
Comprehensive income	—	—	—	141,295	—	67,086	208,381	—	208,381
Distributions	—	—	—	—	(370,489)	—	(370,489)	—	(370,489)
Share grants	92,150	1	2,204	—	—	—	2,205	—	2,205
Share repurchases	(19,230)	(1)	(451)	—	—	—	(452)	—	(452)
Balance at December 31, 2016:	237,544,479	2,375	4,533,456	1,618,885	(2,989,860)	34,549	3,199,405	—	3,199,405
Comprehensive income	—	—	—	147,610	—	52,682	200,292	4,193	204,485
Distributions	—	—	—	—	(370,608)	—	(370,608)	—	(370,608)
Share grants	103,100	1	2,129	—	—	—	2,130	—	2,130
Share repurchases	(17,170)	—	(341)	—	—	—	(341)	—	(341)
Contributions from noncontrolling interest	—	—	74,072	—	—	—	74,072	181,859	255,931
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(13,814)	(13,814)
Balance at December 31, 2017:	237,630,409	2,376	4,609,316	1,766,495	(3,360,468)	87,231	3,104,950	172,238	3,277,188
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	87,429	—	(87,429)	—	—	—
Balance at January 1, 2018:	237,630,409	2,376	4,609,316	1,853,924	(3,360,468)	(198)	3,104,950	172,238	3,277,188
Comprehensive income (loss)	—	—	—	286,872	—	(68)	286,804	5,542	292,346
Distributions	—	—	—	—	(370,746)	—	(370,746)	—	(370,746)
Share grants	123,800	1	2,514	—	—	—	2,515	—	2,515
Share repurchases	(24,309)	—	(411)	—	—	—	(411)	—	(411)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21,022)	(21,022)
Balance at December 31, 2018:	237,729,900	$2,377	$4,611,419	$2,140,796	$(3,731,214)	$(266)	$3,023,112	$156,758	$3,179,870

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$292,414	$151,803	$141,295
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	286,235	276,861	287,831
Net amortization of debt discounts, premiums and deferred financing fees	6,221	5,282	5,729
Straight line rental income	(10,227)	(13,958)	(17,604)
Amortization of acquired real estate leases and other intangible assets	(5,787)	(5,349)	(4,941)
Loss on early extinguishment of debt	22	7,627	526
Impairment of assets	66,346	5,082	18,674
Other non-cash adjustments	(3,772)	(3,772)	(3,772)
Gain on sale of properties	(261,916)	(46,055)	(4,061)
Unrealized losses on equity securities	20,724	—	—
Equity in earnings of an investee	(516)	(608)	(137)
Change in assets and liabilities:
Other assets	(3,586)	(5,197)	(1,548)
Accrued interest	8,195	(484)	1,497
Other liabilities	(1,513)	48,072	992
Net cash provided by operating activities	392,840	419,304	424,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(129,494)	(159,290)	(227,072)
Real estate improvements	(103,804)	(117,213)	(99,663)
Proceeds from sale of properties	332,389	55,068	33,866
Net cash provided by (used in) investing activities	99,091	(221,435)	(292,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, net	491,560	—	250,000
Proceeds from borrowings on revolving credit facility	727,000	764,000	662,000
Proceeds from issuance of secured debt	—	—	620,000
Repayments of borrowings on revolving credit facility	(1,184,000)	(495,000)	(1,110,000)
Repayment of other debt	(107,116)	(313,964)	(178,418)
Loss on early extinguishment of debt settled in cash	(150)	(5,485)	(470)
Payment of debt issuance costs	(4,296)	(6,845)	(12,016)
Repurchase of common shares	(411)	(341)	(452)
Proceeds from noncontrolling interest, net	—	255,931	—
Distributions to noncontrolling interest	(21,022)	(13,814)	—
Distributions to shareholders	(370,746)	(370,608)	(370,489)
Net cash used in financing activities	(469,181)	(186,126)	(139,845)

Increase (decrease) in cash and cash equivalents and restricted cash	22,750	11,743	(8,233)
Cash and cash equivalents and restricted cash at beginning of period	47,321	35,578	43,811
Cash and cash equivalents and restricted cash at end of period	$70,071	$47,321	$35,578
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$164,996	$160,221	$160,348
Income taxes paid	$474	$441	$435

NON-CASH INVESTING ACTIVITIES:
Acquisitions funded by assumed debt	$(44,386)	$—	$—

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$44,386	$—	$—

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$54,976	$31,238	$31,749
Restricted cash	15,095	16,083	3,829
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$70,071	$47,321	$35,578
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 1. Organization
We are a real estate investment trust, or REIT, organized under Maryland law. At December 31, 2018, we owned 443 properties (469 buildings) located in 42 states and Washington, D.C. Our portfolio includes: 129 properties (155 buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, with approximately 12.6 million rentable square feet; 304 senior living communities, including independent living, assisted living, memory care and skilled nursing facilities, or SNFs; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities.
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
In March 2017, we entered a joint venture with a sovereign investor for one of our MOBs (two buildings) located in Boston, Massachusetts. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,061,593 and $1,102,986 as of December 31, 2018 and 2017, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $714,226 and $720,678 as of December 31, 2018 and 2017, respectively, and consist primarily of the secured debts on the property. The sovereign investor's interest in this consolidated entity is reflected as noncontrolling interest in our consolidated financial statements. See Note 10 for further information about this joint venture.
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
We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers. We record a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amounts over the estimated life of the relationships. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of the assets acquired to goodwill.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheets) as an increase to rental income over the non-cancelable periods of the respective leases. For the years ended December 31, 2018, 2017 and 2016, such amortization resulted in an increase in rental income of $5,787, $5,349 and $4,941, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. During the years ended December 31, 2018, 2017 and 2016, such amortization included in depreciation totaled $72,925, $72,035 and $92,818, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.
CASH AND CASH EQUIVALENTS.  We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
RESTRICTED CASH.  Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties, security deposits for residents of our managed senior living communities and cash held for the operations of our joint venture MOB.
INVESTMENTS IN EQUITY SECURITIES. We classify the shares we own of The RMR Group Inc., or RMR Inc., and Five Star Senior Living Inc., or Five Star, as equity securities and carry them at fair value in other assets in our consolidated balance sheets. Unrealized gains and losses are recorded through earnings effective January 1, 2018 as a result of our adoption of FASB Accounting Standards Update, or ASU, No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Prior to the adoption of ASU No. 2016-01, unrealized gains and losses were recorded as a component of cumulative other comprehensive income in shareholder's equity.
At December 31, 2018 and 2017, we owned 2,637,408 shares of class A common stock of RMR Inc. Our historical cost basis for these shares is $69,826. At December 31, 2018 and 2017, our investment in RMR Inc. had a fair value of $139,994 and $156,398, respectively, including unrealized gains of $70,168 and $86,572, respectively. In connection with our investment in RMR Inc., we recorded a liability for the amount by which the estimated fair value for accounting purposes exceeded the price we paid for our investment in RMR Inc. common stock in June 2015. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $3,772 of this liability during each of the years ended December 31, 2018, 2017 and 2016. These amounts are included in the net business management and property management fee amounts for such periods. As of December 31, 2018, the remaining unamortized amount of this liability was $64,390.
At December 31, 2018 and 2017, we owned 4,235,000 common shares of Five Star. Our adjusted cost basis for these shares is $6,353. At December 31, 2018 and 2017, our investment in Five Star had a fair value of $2,033 and $6,353, respectively, including unrealized losses of $4,320 and $0, respectively. In performing our periodic evaluation of other than temporary impairment of our investment in Five Star for the year ended December 31, 2016, we determined, based on the length of time and the extent to which the market value of our Five Star investment was below our carrying value, that the decline in fair value was deemed to be other than temporary at December 31, 2016. Other than temporary impairment review of equity securities is no longer applicable subsequent to the adoption of ASU No. 2016-01. Accordingly, we recorded a $2,795 loss on impairment to reduce the carrying value of our Five Star investment to its estimated fair value during the fourth quarter of 2016. We estimated fair value using the closing price of Five Star common shares as of December 31, 2016 ($2.70 per share). We recorded an additional loss on impairment of $5,082 to reduce the carrying value of our Five Star investment to its estimated fair value during the second quarter of 2017.
See Notes 5 and 7 for further information regarding our investments in RMR Inc. and Five Star.
EQUITY METHOD INVESTMENTS.  At December 31, 2018, we owned 14.3% of Affiliates Insurance Company, or AIC’s, outstanding equity. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of comprehensive income. See Note 7 for further information regarding our investment in AIC.
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
DEBT ISSUANCE COSTS.  Debt issuance costs include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. Debt issuance costs for our unsecured revolving credit facility totaled $17,170 at December 31, 2018 and 2017, and accumulated amortization of debt issuance costs totaled $12,364 and $10,784 at December 31, 2018 and 2017, respectively, and are included in other assets in our consolidated balance sheets. Debt issuance costs for our unsecured term loans, senior notes, and mortgage notes payable totaled $44,117 and $39,821 at December 31, 2018 and 2017, respectively, and accumulated amortization of debt issuance costs totaled $16,665 and $13,085, respectively, and are presented in our balance sheet as a direct deduction from the associated debt liability. Future amortization of debt issuance costs to be recognized with respect to our loans as of December 31, 2018 are estimated to be $4,801 in 2019, $3,909 in 2020, $3,795 in 2021, $1,952 in 2022, $1,635 in 2023 and $16,166 thereafter.
DEFERRED LEASING COSTS.  Deferred leasing costs include capitalized brokerage and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets in our consolidated balance sheets. Deferred leasing costs totaled $35,145 and $31,081 at December 31, 2018 and 2017, respectively, and accumulated amortization of deferred leasing costs totaled $11,422 and $8,769 at December 31, 2018 and 2017, respectively. At December 31, 2018, the remaining weighted average amortization period is approximately 7.5 years. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2018, are estimated to be $4,807 in 2019, $4,238 in 2020, $3,455 in 2021, $2,661 in 2022, $2,118 in 2023 and $6,444 thereafter.
REVENUE RECOGNITION.  We recognize rental income from operating leases on a straight line basis over the term of each lease agreement. We recognize percentage rents when realizable and earned, which is generally during the fourth quarter of the year. For the years ended December 31, 2018, 2017 and 2016, percentage rents earned aggregated $8,443, $10,168 and $10,169, respectively.
As of December 31, 2018, we owned 76 senior living communities that are managed by Five Star for our account. We derive our revenues at these managed senior living communities primarily from services our manager provides to residents on our behalf and we record revenues when services are provided. We use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act for nearly all of our managed senior living communities.
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
SEGMENT REPORTING.  As of December 31, 2018, we have four operating segments, of which three are separate reporting segments. We aggregate our MOBs, our triple net leased senior living communities and our managed senior living communities into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes MOBs where the tenants pay us rent. The second reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and from which we receive rents from the operators. The third reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.
See Note 11 for further information regarding our reportable operating segments.
NEW ACCOUNTING PRONOUNCEMENTS. On January 1, 2018, we adopted FASB ASU No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. A substantial portion of our total revenues includes residents fees and services which relate to contracts with residents for housing services at properties leased to our TRSs. In accordance with ASU No. 2018-11, Leases (Topic 842): Targeted Improvements issued in July 2018, we have concluded that the non-lease components of our contracts with residents for housing services at properties leased to our TRSs are the predominant component of the contract for our existing agreements as of January 1, 2019. Additionally, we currently expect that the non-lease components of our contracts with residents for housing services at properties leased to our TRSs entered into in 2019 will be identified as the predominant component of such contracts. Therefore, beginning January 1, 2019, we currently expect that we will recognize revenue for our contracts with residents for housing services at properties leased to our TRSs under ASU No. 2014-09 for our existing agreements as of January 1, 2019 and for agreements entered into thereafter. After the adoption of ASU No. 2016-02, Leases and ASU No. 2018-11, we currently expect the timing and pattern of revenue recognition will be substantially the same as that prior to the adoption of these standards. We have adopted ASU No. 2014-09 using the modified retrospective approach. The adoption of ASU No. 2014-09 did not have a material impact on the amount or timing of our revenue recognition in our consolidated financial statements.
On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The implementation of ASU No. 2016-01 resulted in the reclassification of historical changes in the fair value of our available for sale equity securities of $86,573 from cumulative other comprehensive income to cumulative net income. We also reclassified $841 from cumulative other comprehensive income to cumulative net income for our share of cumulative other comprehensive income of our equity method investee. Effective January 1, 2018, changes in the fair value of our equity securities are recorded through earnings in accordance with ASU No. 2016-01.
On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU No. 2016-18 also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. As a result, amounts included in restricted cash in our consolidated balance sheets are presented with cash and cash equivalents in our consolidated statements of cash flows to the related captions in the consolidated balance sheets. Restricted cash totaled $15,095 and $16,083 as of December 31, 2018 and 2017, respectively. The implementation of ASU No. 2016-18 resulted in an increase of $12,254 and a decrease of $2,326 to net cash provided by operating activities for the years ended December 31, 2017 and 2016, respectively. The adoption of ASU No. 2016-18 did not change our consolidated balance sheet presentation.
In February 2016, the FASB issued ASU No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. In addition, under ASU No. 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, we will no longer be able to capitalize non-incremental legal costs and instead will be required to expense these costs as incurred. We adopted these standards as of January 1, 2019. Upon adoption, we applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, if any. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component, therefore the accounting for these leases remained largely unchanged from the previous standard. ASU No. 2018-11 also provides lessors with the option to elect a practical expedient allowing them to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease or service based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASU No. 2016-02 and predominantly service-based would be accounted for under ASU No. 2014-09). Upon adoption of ASU No. 2016-02 and ASU No. 2018-11, we elected the lessor practical expedient within ASU No. 2018-11 and completed our assessment of predominance as it relates to our contracts with residents for housing services at properties leased to our TRSs and expect to recognize revenue from these properties under ASU No. 2014-09.
For leases in which we are the lessee, primarily ground leases, we will recognize a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right of use asset being amortized over the term of the lease. The adoption of this standard is expected to result in an increase to total assets and liabilities by $5,000 to $7,000. In addition, we are the lessee at certain of our managed senior living communities. These leases are short term in nature, are cancellable by either party with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, will not be recorded on our consolidated balance sheets.
The adoption of ASU No. 2016-02 and the related ASU improvements did not have a material impact in our consolidated financial statements.
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
On October 1, 2018, we adopted FASB ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share based payments to nonemployees with the guidance for share based payments to employees, with certain exceptions. The adoption of this standard did not have a material impact in our consolidated financial statements.
Note 3. Real Estate Properties
Our real estate properties, excluding those classified as held for sale, consisted of land of $844,567 and buildings and improvements of $7,031,733 as of December 31, 2018; and land of $824,879 and buildings and improvements of $6,999,884 as of December 31, 2017. Accumulated depreciation was $1,408,793 and $125,599 for buildings and improvements, respectively, as of December 31, 2018; and $1,250,057 and $204,420 for buildings and improvements, respectively, as of December 31, 2017.
The future minimum lease payments due to us during the current terms of our leases as of December 31, 2018, are $579,757 in 2019, $552,947 in 2020, $528,448 in 2021, $507,667 in 2022, $483,525 in 2023 and $1,844,178 thereafter.
We have accounted for our 2018 and 2017 acquisitions as acquisitions of assets following our adoption of ASU No. 2017-01 on January 1, 2017. We have accounted for our 2016 acquisitions as business combinations unless otherwise noted. We funded these acquisitions using cash on hand and borrowings under our revolving credit facility, unless otherwise noted.
MOB Acquisitions:
In January 2018, we acquired three MOBs (three buildings) located in Kansas, Missouri and California with a total of approximately 400,000 square feet for an aggregate purchase price of approximately $91,698, including closing costs of $544. As of the date acquired, the weighted average amortization period for capitalized lease origination costs was 5.3 years.
In March 2018, we acquired one MOB (one building) located in Virginia with approximately 135,000 square feet for a purchase price of approximately $23,275, including our assumption of a $11,050 mortgage note and closing costs of $525. As of the date acquired, the weighted average amortization period for capitalized lease origination costs was 5.8 years.

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
In May 2016, we acquired one MOB (one building) located in Florida with approximately 166,000 square feet for a purchase price of approximately $45,232, including closing costs of $232. We accounted for this acquisition as an asset acquisition.
In October 2016, we acquired one MOB (one building) located in Ohio with approximately 96,000 square feet for approximately $18,500, excluding closing costs. As of the date acquired, the weighted average amortization periods for capitalized lease origination costs and above market lease values, respectively, were 14.1 years.
The table below represents the purchase price allocations (including net closing adjustments) of the MOB acquisitions described above:

Date	Location	Number of Properties	Number of Buildings	Square Feet (000's)	Cash Paid plus Assumed Debt		Land	Buildings and Improvements	Acquired Real Estate Leases	Acquired Real Estate Lease Obligations	Assumed Debt
MOB acquisitions during the year ended December 31, 2018:
January 2018	3 States	3	3	400	$91,698	(1)	$16,873	$54,605	$20,220	$—	$—
March 2018	Virginia	1	1	135	23,275	(1)	2,863	11,105	9,307	—	(11,050)
		4	4	535	$114,973		$19,736	$65,710	$29,527	$—	$(11,050)

MOB acquisitions during the year ended December 31, 2017:
January 2017	Kansas	1	1	117	$15,106	(1)	$1,522	$7,246	$6,338	$—	$—
July 2017	Maryland	1	1	59	16,601	(1)	6,138	6,526	3,937	—	—
October 2017	2 States	2	2	255	38,794	(1)	6,738	25,040	7,016	—	—
November 2017	California	1	1	63	26,823	(1)	7,957	13,430	5,436	—	—
December 2017	Virginia	1	1	136	15,844	(1)	3,263	7,615	4,986	(20)	—
		6	6	630	$113,168		$25,618	$59,857	$27,713	$(20)	$—

MOB acquisitions during the year ended December 31, 2016:
February 2016	Minnesota	1	3	128	$22,700	(2)	$4,028	$14,710	$5,053	$(1,091)	$—
May 2016	Florida	1	1	166	45,232	(1)	2,792	42,440	—	—	—
October 2016	Ohio	1	1	96	18,500	(2)	1,025	12,883	4,592	—	—
		3	5	390	$86,432		$7,845	$70,033	$9,645	$(1,091)	$—

(1)	Cash paid plus assumed debt, if any, includes closing costs as these acquisitions are accounted for as acquisitions of assets.

(2)	Cash paid plus assumed debt, if any, excludes closing costs as these acquisitions are accounted for as business combinations.
Senior Living Community Acquisitions:
In August 2017, we acquired a land parcel from Five Star adjacent to a senior living community located in Delaware that we lease to Five Star for $750, excluding closing costs. This land parcel was added to the applicable lease and Five Star’s annual minimum rent payable to us increased by $33 in accordance with the terms of that lease.
In November 2017, we entered a transaction agreement with Five Star pursuant to which we acquired six senior living communities from Five Star: in December 2017, we acquired two senior living communities located in Alabama and Indiana with a combined 229 living units for $39,457, including closing costs of $307; in January 2018, we acquired one senior living community located in Tennessee with 88 living units for $19,868, including closing costs of $201; in February 2018, we acquired one senior living community located in Arizona with 127 living units for $22,622, including our assumption of approximately $16,748 of mortgage debt principal and closing costs of $372; and in June 2018, we acquired the remaining two of these senior living communities located in Tennessee with a combined 151 living units for $23,860, including our assumption of approximately $16,588 of mortgage debt principal and closing costs of $560. In connection with our acquisitions of these senior living communities, we entered management and pooling agreements with Five Star for Five Star to manage these senior living communities for us. See Note 5 for further information regarding these transactions and transaction agreement.
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
In September 2016, we acquired an additional living unit at a senior living community located in Florida that we lease to Five Star for $130, excluding closing costs. This living unit was added to the applicable lease with Five Star and Five Star’s annual rent payable to us increased by $10 in accordance with the terms of that lease.
In December 2016, we acquired two senior living communities located in Illinois with a combined 126 living units for $18,600, excluding closing costs. These two senior living communities were added to one of our leases with Five Star and Five Star’s annual rent payable to us increased by $1,395 in accordance with the terms of that lease.
Also in December 2016, we acquired a land parcel adjacent to a senior living community located in Georgia that Five Star manages for our account for $1,600, excluding closing costs. This land parcel was added to the applicable management agreement with Five Star.

The table below represents the purchase price allocations (including net closing adjustments) of the senior living community acquisitions described above:

Date	Location	Leased / Managed	Number of Properties	Units	Cash Paid plus Assumed Debt		Land	Buildings and Improvements	FF&E	Acquired Real Estate Leases	Assumed Debt	Premium on Assumed Debt
Senior Living Community Acquisitions during the year ended December 31, 2018:
January 2018	Tennessee	Managed	1	88	$19,868	(1)	$580	$14,884	$1,209	$3,195	$—	$—
February 2018	Arizona	Managed	1	127	22,622	(1)	2,017	17,123	390	4,451	(16,748)	(1,359)
June 2018	Tennessee	Managed	2	151	23,860	(1)	965	17,910	1,628	3,843	(16,588)	(486)
			4	366	$66,350		$3,562	$49,917	$3,227	$11,489	$(33,336)	$(1,845)

Senior Living Community Acquisitions during the year ended December 31, 2017:
December 2017	2 States	Managed	2	229	$39,457	(1)	$4,055	$26,424	$1,204	$7,774	$—	$—

Senior Living Community Acquisitions during the year ended December 31, 2016:
May 2016	Georgia	Managed	1	38	$8,400	(2)	$327	$6,195	$478	$1,400	$—	$—
June 2016	4 States	Leased	7	545	112,493	(1)	11,085	94,940	6,468	—	—	—
December 2016	Illinois	Leased	2	126	18,601	(2)	1,814	13,377	1,087	2,323	—	—
			10	709	$139,494		$13,226	$114,512	$8,033	$3,723	$—	$—

(1)	Cash paid plus assumed debt, if any, includes closing costs as these acquisitions are accounted for as acquisitions of assets.

(2)	Cash paid plus assumed debt, if any, excludes closing costs as these acquisitions are accounted for as business combinations.
See Notes 5 and 7 for further information regarding the arrangements we have with Five Star.
Intangible Lease Assets and Obligations:
At December 31, 2018, we had recorded intangible lease assets of $691,219, including $35,056 of capitalized above market lease values and $656,163 of the value of in place leases. At December 31, 2017, we had recorded intangible lease assets of $791,067, including $40,540 of capitalized above market lease values and $750,527 of the value of in place leases. We had recorded intangible lease obligations of $134,395 and $136,713 at December 31, 2018 and 2017, respectively. Accumulated amortization of capitalized above market lease values was $27,375 and $29,900 at December 31, 2018 and 2017, respectively. At December 31, 2018, the remaining weighted average amortization period of capitalized above market lease values is approximately 4.4 years. Accumulated amortization of capitalized below market lease values was $48,091 and $40,695 at December 31, 2018 and 2017, respectively. At December 31, 2018, the remaining weighted average amortization period of intangible lease obligations is approximately 9.8 years. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $244,600 and $288,902 at December 31, 2018 and 2017, respectively. At December 31, 2018, the remaining weighted average amortization period of the value of in place leases exclusive of the value of above and below market in place leases is approximately 8.8 years. We expect to recognize net future amortization of these intangible lease assets and liabilities in the amounts of approximately $57,515 in 2019, $43,896 in 2020, $39,410 in 2021, $36,583 in 2022, $35,089 in 2023 and $120,447 thereafter.
Impairment:
We periodically evaluate our assets for impairments. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected assets by comparing it to the expected future undiscounted net cash flows to be generated from those assets. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value. See Note 9 for further information on impairment.
During 2018, we recorded impairment charges of $46,797 to adjust the carrying values of 13 MOBs (13 buildings) to their aggregate estimated fair value. Two of these MOBs are classified as held for sale as of December 31, 2018. During 2018, we also recorded impairment of assets charges of $19,549 to write off unamortized lease assets related to lease defaults at three of our triple net leased senior living communities located in California, Colorado and Oregon that were leased to third party private operators. As a result of these leases being terminated, or in the process of being terminated, we have concluded there is no value to the unamortized lease assets and have written them off completely during 2018. In June 2018, we reached an agreement with the tenant leasing the senior living community in California and its guarantor to settle past due amounts, terminate the lease and transfer operations, and in connection with this agreement, we received $2,150 of settlement proceeds. In November 2018, we reached an agreement with the tenant leasing the senior living community in Colorado to terminate the lease and transfer operations. We entered management agreements with Five Star to operate these communities for our account under TRS structures. The above impairment charges are aggregated and included in impairment of assets in our consolidated statements of comprehensive income.
During 2017, we recorded no impairments on real estate properties. During 2016, we recorded net impairment charges of $11,488 to adjust the carrying values of two MOBs (five buildings), one land parcel and two senior living communities that were sold during 2016 to their aggregate estimated net sale price.
During 2016, we also recorded impairment charges of $4,391 to write off acquired lease intangible assets associated with lease defaults at two of our senior living communities located in North Carolina and Alabama that were leased to third party private operators. In April 2016, we reached an agreement with the tenant leasing the senior living community located in North Carolina and its guarantor to settle past due amounts, terminate the lease and transfer operations. As part of this agreement, we received $2,365. In July 2016, we reached an agreement with the tenant leasing the senior living community located in Alabama to terminate the lease and transfer operations. We entered management agreements with Five Star to operate these communities for our account under TRS structures. In December 2016, we entered a settlement agreement and terminated the in place management agreements with the third party senior living manager affiliated with one of the tenants that defaulted on its lease for five communities located in Georgia. We paid fees of $115 to terminate the existing management agreements and we entered new management agreements with Five Star to manage these five communities.
Dispositions:
In February 2019, we sold one MOB located in Florida for a sales price of approximately $2,900, excluding closing costs.
Also in February 2019, we agreed to sell one MOB located in Colorado for a sales price of approximately $2,625, excluding closing costs. We expect the closing of the sale of this MOB to occur during the second quarter of 2019.
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
In December 2018, we agreed to sell two MOBs located in Massachusetts for an aggregate sales price of approximately $2,050, excluding closing costs. We expect the closings of these sales to occur during the second quarter of 2019. These properties are classified as held for sale as of December 31, 2018.
In December 2017, we sold one senior living community located in Virginia for $55,000, excluding closing costs; we recognized a gain of $45,901 from this sale. Also in December 2017, we recognized a gain on sale of $154 from an eminent domain taking of land at one of our wellness centers in Romeoville, IL.
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
We classify all properties as held for sale in our consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the Codification. As of December 31, 2018, we had two MOBs with 32,604 square feet classified as held for sale. As of December 31, 2017, we had four triple net leased senior living communities with 1,295 units classified as held for sale. As of December 31, 2016, we had no properties classified as held for sale. The real estate assets of these held for sale properties are included in other assets in our consolidated balance sheets as of December 31, 2018 and 2017, and had a net book value (after impairment) of approximately $1,928 and $53,338, respectively.
Investments and Capital Expenditures:
During 2018 and 2017, pursuant to the terms of our existing leases, we invested $23,376 and $51,952, respectively, in revenue producing capital improvements at certain of our triple net leased communities, including $17,956 and $39,800, respectively, at communities leased to Five Star.  As a result of these investments, annualized rental income payable to us increased by approximately $1,816 and $4,870, respectively, pursuant to the terms of the applicable leases, including $1,433 and $3,193, respectively, at communities leased to Five Star.
During 2018, we committed $17,212 for capital expenditures related to 881,502 square feet of leases executed at our MOBs. During 2017, we committed $22,540 for capital expenditures related to 1.3 million square feet of leases executed at our MOBs.
Committed and unspent tenant related obligations based on executed leases as of December 31, 2018 and 2017 were $22,009 and $20,681, respectively.
Note 4. Shareholders’ Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, or the 2012 Plan. During the years ended December 31, 2018, 2017 and 2016, we granted to our officers and other employees of RMR LLC annual share awards of 105,800, 88,100 and 79,650 of our common shares, respectively, valued at $2,022, $1,743 and $1,724, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we also granted each of our Trustees 3,000 common shares with an aggregate value of $248 ($50 per Trustee), 3,000 common shares with an aggregate value of $319 ($64 per Trustee) and 2,500 common shares with an aggregate value of $228 ($46 per Trustee) in 2018, 2017 and 2016, respectively. In March 2018, in accordance with our trustee compensation arrangements, and in connection with the election of one of our Managing Trustees, we granted 3,000 common shares with a value of $47 to a new Trustee who was elected as a Managing Trustee on that day. The values of the share awards were based upon the closing price of our common shares trading on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of grant. The common shares granted to our Trustees vested immediately. The common shares granted to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the dates of grant. We include the value of granted shares in general and administrative expenses in our consolidated statements of comprehensive income ratably over the vesting period. At December 31, 2018, 2,382,195 of our common shares remain available for issuance under the 2012 Plan.
A summary of shares granted, forfeited, vested and unvested under the terms of the 2012 Plan from January 1, 2016 to December 31, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2015	158,874	$19.39
Shares granted in 2016	92,150	$21.18
Shares vested / forfeited in 2016	(97,614)	$21.09
Unvested shares at December 31, 2016	153,410	$19.92
Shares granted in 2017	103,100	$19.99
Shares vested / forfeited in 2017	(108,500)	$20.05
Unvested shares at December 31, 2017	148,010	$19.71
Shares granted in 2018	123,800	$18.72
Shares vested / forfeited in 2018	(109,820)	$18.31
Unvested shares at December 31, 2018	161,990	$19.41
The 161,990 unvested shares as of December 31, 2018 are scheduled to vest as follows: 69,490 shares in 2019, 42,110 shares in 2020, 31,330 shares in 2021 and 19,060 shares in 2022. As of December 31, 2018, the estimated future compensation for the unvested shares was $2,267 based on the adjusted grant date fair value of these shares. At December 31, 2018, the weighted average period over which the compensation expense will be recorded is approximately 2.0 years. We recorded share based compensation expense of $2,224 in 2018, $2,155 in 2017 and $2,195 in 2016.

During 2018, 2017 and 2016, we purchased an aggregate of 22,999, 17,170 and 19,230, respectively, of our common shares from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 7 for further information regarding these purchases.
Our cash distributions to our common shareholders were $1.56 per share for each of the years ended December 31, 2018, 2017 and 2016. The characterization of our distributions paid or accrued in 2018, 2017 and 2016 was 38.13%, 88.44% and 58.77% ordinary income, respectively; 0.0%, 0.0% and 40.67% return of capital, respectively; 1.16%, 0.71% and 0.56% qualified dividend, respectively, and 61.87%, 10.85% and 0.0% capital gain, respectively. On January 18, 2019, we declared a quarterly distribution of $0.39 per share, or $92,715, to our common shareholders of record on January 28, 2019, with respect to our operating results for the quarter ended December 31, 2018; we paid this distribution on February 21, 2019, using cash on hand and borrowings under our revolving credit facility.
Note 5. Leases and Management Agreements With Five Star
Five Star recently announced that, due to current senior living industry conditions and its recurring operating losses, which are expected to continue through at least 2019, and the risk that it may not be able to obtain sufficient funding for its operating requirements, there is substantial doubt about Five Star's ability to continue as a going concern. Our Independent Trustees and Five Star’s independent directors are currently evaluating our lease and management arrangements with Five Star in light of these issues. As a result, there may be agreed changes to our arrangements with Five Star in the future. We cannot be sure that any changes to these arrangements will be agreed to or occur, or whether Five Star will be able to continue as a going concern.
Our Senior Living Communities Leased by Five Star. We are Five Star’s largest landlord and Five Star is our largest tenant. We leased 184, 185 and 185 senior living communities to Five Star as of December 31, 2018, 2017 and 2016, respectively. We lease senior living communities to Five Star pursuant to the following five leases with Five Star:

•	Lease No. 1, which expires in 2024 and includes 82 independent living communities, assisted living communities and SNFs.

•	Lease No. 2, which expires in 2026 and includes 47 independent living communities, assisted living communities and SNFs.

•	Lease No. 3, which expires in 2028 and includes 17 independent living communities and assisted living communities.

•	Lease No. 4, which expires in 2032 and includes 29 independent living communities, assisted living communities and SNFs.

•	Lease No. 5, which expires in 2028 and includes nine assisted living communities.
Under our leases with Five Star, Five Star pays us annual rent plus percentage rent equal to 4.0% of the increase in gross revenues at certain of our senior living communities over base year gross revenues as specified in the applicable lease. Five Star’s obligation to pay percentage rent under Lease No. 5 commenced in 2018. We determine percentage rent due under these leases annually and recognize it when all contingencies are met, which is typically at year end. We recognized total rental income from Five Star of $212,622, $210,539 and $203,581 (including percentage rent of $5,525, $5,533 and $5,686) for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, Five Star’s total annual rent payable to us was $207,664, excluding percentage rent. As of December 31, 2018, 2017 and 2016, our rents receivable from Five Star were $18,697, $18,539 and $18,320, respectively, and those amounts are included in due from affiliate in our consolidated balance sheets. Under our leases with Five Star, Five Star has the option to extend the lease term for two consecutive 10 or 15 year terms. We have the right, in connection with a financing or other capital raising transaction, to reassign one or more of the communities covered by Lease No. 3 or Lease No. 5 to another of our long term lease agreements with Five Star.
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
Under our leases with Five Star, Five Star may request that we purchase certain improvements to the leased communities in return for increases in annual rent in accordance with a formula specified in the applicable lease; however, we are not obligated to purchase such improvements and Five Star is not obligated to sell them to us. During the years ended December 31, 2018, 2017 and 2016, we purchased $17,956, $39,800 and $21,438, respectively, of such improvements and Five Star’s annual rent payable to us increased by $1,433, $3,193 and $1,719, respectively, in accordance with the terms of the applicable leases.
Five Star is our most significant tenant. The following is a summary of the assets leased and revenues earned from Five Star as a tenant as of and for the years ended December 31, 2018 and 2017 compared to all our other assets and revenues from all sources:

	As of December 31, 2018		As of December 31, 2017
	Carrying Value of Investment (1)	% of Total	Carrying Value of Investment (1)	% of Total
Five Star	$2,253,853	26.7%	$2,330,630	27.5%
All others	6,174,791	73.3%	6,144,320	72.5%
	$8,428,644	100.0%	$8,474,950	100.0%

(1)
Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any. Five Star also manages our managed senior living communities. The carrying value of investment for those communities is included in the "All others" category.

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017
	Total Revenues(1)	% of Total	Total Revenues (1)	% of Total
Five Star	$212,622	19.0%	$210,539	19.6%
All others	904,542	81.0%	864,280	80.4%
	$1,117,164	100.0%	$1,074,819	100.0%

(1)	Five Star also manages our managed senior living communities. Our revenues from those communities are included in the “All others” category.
During the quarter ended June 30, 2017, we and Five Star agreed to amend the applicable lease for certain construction, expansion and development projects at two senior living communities we own and lease to Five Star. If and when Five Star requests that we purchase improvements related to these specific projects from them, Five Star’s annual rent payable to us will increase by an amount equal to the interest rate then applicable to our borrowings under our revolving credit facility plus 2.0% per annum of the amount we purchased. This amount of increased rent will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, Five Star’s annual rent payable to us will be revised to equal the amount otherwise determined pursuant to the capital improvement formula specified in the applicable lease.
See Note 3 for further information on the effects of certain of our property acquisitions and dispositions on our leases with Five Star.
Our Senior Living Communities Managed by Five Star. Five Star managed 76, 70 and 68 senior living communities for our account as of December 31, 2018, 2017 and 2016, respectively. We lease our senior living communities that are managed by Five Star and include assisted living units or SNFs to our TRSs, and Five Star manages these communities pursuant to long term management agreements.
We have pooling agreements with Five Star that combine most of our AL Management Agreements. The pooling agreements combine various calculations of revenues and expenses from the operations of the applicable communities covered by such agreements. Our AL Management Agreements and pooling agreements generally provide that Five Star receives:

•	a management fee equal to either 3.0% or 5.0% of the gross revenues realized at the applicable communities,

•	reimbursement for its direct costs and expenses related to such communities,

•
an annual incentive fee equal to either 35.0% or 20.0% of the annual net operating income of such communities remaining after we realize an annual minimum return equal to either 8.0% or 7.0% of our invested capital, or, in the case of certain of the communities, a specified amount plus 7.0% of our invested capital since December 31, 2015, and

•	a fee for its management of capital expenditure projects equal to 3.0% of amounts funded by us.
On June 29, 2016, we and Five Star terminated three of our four then existing pooling agreements and entered 10 new pooling agreements that combine various of our AL Management Agreements with Five Star. Under the current pooling agreements for our AL Management Agreements, the calculations of Five Star’s fees and of our annual minimum return related to our AL Management Agreement that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements. However, for certain communities, the current pooling agreements reduced our annual minimum return to 7.0%, and also, with respect to 10 communities, reset our annual minimum return as of January 1, 2016 to specified amounts. For our AL Management Agreements that became effective from and after May 2015, the current pooling agreements increased the management fee we pay Five Star from 3.0% to 5.0% of the gross revenues realized at the applicable community, and changed the annual incentive fee we pay Five Star from 35.0% to 20.0% of the annual net operating income of the applicable community remaining after we realize our requisite annual minimum return.
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
Our management agreements with Five Star generally expire between 2030 and 2042, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. These management agreements also generally provide that we, and in some cases Five Star, each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any shareholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.
In December 2016, in connection with our entering into management agreements with Five Star for the five senior living communities located in Georgia with a combined 395 living units, we entered an additional pooling agreement with Five Star on terms substantially consistent with those of the pooling agreements described above.
During the quarter ended June 30, 2017, we and Five Star agreed to amend the applicable management and pooling agreements for a construction, expansion and development project at a senior living community that we own and that is managed by Five Star. Our minimum return on invested capital for this specific project will increase by an amount equal to the interest rate then applicable to our borrowings under our revolving credit facility plus 2.0% per annum. This amount of increased minimum return will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, the amount of annual minimum return on invested capital will be revised to equal the amount otherwise determined pursuant to the applicable management and pooling agreements. We and Five Star also agreed that the commencement of the measurement period for determining whether the specified annual minimum return under the applicable management and pooling agreements has been achieved will be deferred until 12 months after a certificate of occupancy is issued with respect to the project.
In November 2017, we entered a transaction agreement with Five Star pursuant to which we agreed to acquire six senior living communities from Five Star. Pursuant to this transaction agreement, we also agreed that, as we acquired these communities, (i) we and Five Star would enter into new management agreements for Five Star to manage these senior living communities for us and (ii) the new management agreements would be combined pursuant to two new pooling agreements to be entered between us and Five Star. In December 2017, January 2018, February 2018 and June 2018, we acquired, and Five Star began managing for our account, two of these senior living communities located in Alabama and Indiana, one of these senior living communities located in Tennessee, one of these senior living communities located in Arizona, and two of these senior living communities located in Tennessee, respectively, and in connection with those acquisitions, we entered management agreements with Five Star for each of these senior living communities and two new pooling agreements with Five Star. Pursuant to the terms of the management and pooling agreements for these senior living communities, we will pay Five Star a management fee equal to 5.0% of the gross revenues realized at these communities plus reimbursement for Five Star’s direct costs and expenses related to its operation of these communities, as well as an annual incentive fee equal to 20.0% of the annual net operating income of such communities remaining after we realize an annual minimum return equal to 7.0% of our invested capital for these senior living communities. The terms of the management and pooling agreement for one of these senior living communities that is subject to an ongoing construction, expansion and development project are substantially the same as the terms of the management and pooling agreements for the other five senior living communities, except that our annual minimum return on invested capital related to the ongoing construction and development project at this community will be an amount equal to the interest rate then applicable to borrowings under our revolving credit facility plus 2.0% per annum. This amount of minimum return will apply until the earlier of 12 months after a certificate of occupancy is issued with respect to the project and the third anniversary of our acquisition of this community; thereafter, the amount of annual minimum return on invested capital related to this project will be 7.0% of our invested capital. Also pursuant to the terms of the management and pooling agreements for these senior living communities, we will pay Five Star a fee for its management of capital expenditure projects at these senior living communities equal to 3.0% of amounts funded by us. The terms of these management and pooling agreements will expire in 2041 and will be subject to automatic renewals for two 15 year periods thereafter, unless earlier terminated or timely notices of nonrenewal are delivered.
Also in November 2017, we amended our preexisting pooling agreements with Five Star, among other things, to provide that, with respect to our right to terminate all of the management agreements covered by a preexisting pooling agreement if we do not receive our annual minimum return under such agreement in each of three consecutive years, the commencement year for the measurement period for determining whether the specified annual minimum return under the applicable pooling agreement has been achieved will be 2017. The commencement year for these purposes for communities that Five Star began managing for our account since November 2017 are generally the year or two following the year the management agreement was entered.
In June 2018, Five Star began managing for our account, pursuant to a management agreement and our existing Pooling Agreement No. 12 with Five Star, as amended and restated, a senior living community we own located in California with 98 living units after the previous tenant defaulted on its lease with us. Our annual minimum return on invested capital related to the ongoing construction and development project at this community will be an amount equal to the interest rate then applicable to borrowings under our revolving credit facility plus 2.0% per annum. This amount of minimum return will apply until the earlier of 12 months after a certificate of occupancy is issued with respect to the project and the third anniversary of our acquisition of this community; thereafter, the amount of annual minimum return on invested capital related to this project will be 7.0% of our invested capital.
In November 2018, Five Star began managing for our account, pursuant to a management agreement with Five Star, a senior living community we own located in Colorado with 238 living units after the previous tenant defaulted on its lease with us. We and Five Star both have the option to terminate the management agreement with respect to this community as of December 31, 2019.
We own a senior living community in New York with 310 living units, a part of which is managed by Five Star pursuant to a long term management agreement with us with respect to the senior living units at this community that are not subject to the requirements of New York healthcare licensing laws. The terms of this management agreement are substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units, and that provide for a management fee payable to Five Star equal to 5.0% of the gross revenues realized, except there is no incentive fee payable by us to Five Star. This management agreement expires on December 31, 2031.
We incurred management fees of $14,426, $14,080 and $11,918 for the years ended December 31, 2018, 2017 and 2016, respectively, with respect to the communities Five Star manages for us. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
In addition to management services to us, Five Star also provides certain other services to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for these services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees of $6,442, $7,525 and

$7,707 for the years ended December 31, 2018, 2017 and 2016, respectively, with respect to rehabilitation services Five Star provided at senior living communities it manages for us that are payable by us. These amounts are included in property operating expenses in our consolidated statements of comprehensive income.
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

•	Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:

•	An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12.0% of the product of:

◦	our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and

◦
the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL U.S. REIT Healthcare Index, or the benchmark return per share, for the relevant measurement period.

For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (1) the closing price of our common shares on Nasdaq on the last trading day of the year immediately before the first year of the applicable measurement period, or the initial share price, from (2) the average closing price of our common shares on the 10 consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.

◦
The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued during the measurement period.

◦	No incentive management fee is payable by us unless our total return per share during the measurement period is positive.

◦	The measurement periods are three year periods ending with the year for which the incentive management fee is being calculated.

◦
If our total return per share exceeds 12.0% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the SNL U.S. REIT Healthcare Index for such measurement period and 12.0% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the SNL U.S. REIT Healthcare Index by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the SNL U.S. REIT Healthcare Index.

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $35,874, $38,638 and $36,763 for the years ended December 31, 2018, 2017 and 2016, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods. The net business management fees we recognized for the years ended December 31, 2018, 2017 and 2016 reflect a reduction of $2,974, for each of those years for the amortization of the liability we recorded in connection with, our investment in RMR Inc., as further described in Note 7.
Pursuant to our business management agreement with RMR LLC, in January 2019 and 2018, we paid RMR LLC an incentive management fee of $40,642 and $55,740 for the years ended December 31, 2018 and 2017, respectively. No incentive management fee was payable to RMR LLC under our business management agreement for the year ended December 31, 2016. In calculating the incentive management fee payable by us in 2018 and 2017, respectively, our total shareholder return per share was adjusted in accordance with the business management agreement to reflect aggregate net increases in the number of our common shares outstanding as a result of certain share issuances and repurchases by us during the applicable three year measurement period. In addition, the calculation of our benchmark return per share was also adjusted for these issuances and repurchases in accordance with the business management agreement during the applicable three year measurement period.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $12,214, $10,919 and $10,585 for the years ended December 31, 2018, 2017 and 2016, respectively. The net property management and construction supervision fees we recognized for the years ended December 31,

2018, 2017 and 2016 reflect a reduction of $798 for each of those years, for the amortization of the liability we recorded in connection with our investment in RMR Inc., as further described in Note 7.
These amounts are included in property operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred or arranged by RMR LLC. We reimbursed RMR LLC $11,891, $9,993 and $9,061 for property management related expenses for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in property operating expenses in our consolidated statements of comprehensive income for these periods. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $242, $275 and $235 for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods.
Term. Our management agreements with RMR LLC have terms that end on December 31, 2038, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (i) at any time on 60 days’ written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.
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
Vendors. Pursuant to our management agreements with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC or its subsidiaries provide management services for the purpose of obtaining more favorable terms from such vendors and suppliers.
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

Note 7. Related Person Transactions
We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc., AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. One of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Barry M. Portnoy was our other Managing Trustee and a managing director and an officer of RMR Inc. and an officer and employee of RMR LLC until his death on February 25, 2018.  Jennifer Clark, our other Managing Trustee, is a managing director and the executive vice president, general counsel and secretary of RMR Inc. and an officer and employee of RMR LLC and each of our officers is also an officer and employee of RMR LLC. Certain of Five Star’s officers are officers and employees of RMR LLC. Our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves, and, until his death, Barry Portnoy served, as a managing director or managing trustee of these companies and other officers of RMR LLC serve as managing trustees or managing directors of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Five Star. Five Star was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2001. We are currently one of Five Star’s largest stockholders, owning, as of December 31, 2018, 4,235,000 Five Star common shares, or 8.3% of Five Star’s outstanding common shares. Five Star is our largest tenant and the manager of our managed senior living communities.
RMR LLC provides management services to both us and Five Star. RMR Inc., the managing member of RMR LLC, is controlled by one of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust. As of December 31, 2018, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., owned 35.4% of Five Star’s outstanding common shares. Adam Portnoy is a managing director of Five Star. Five Star’s president and chief executive officer and executive vice president, chief financial officer and treasurer are officers and employees of RMR LLC.
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

Our Senior Living Communities Leased or Managed by Five Star. As of December 31, 2018, 2017 and 2016, we leased 184, 185 and 185 senior living communities to Five Star, respectively, pursuant to the following five leases, and Five Star managed 76, 70 and 68 senior living communities for our account, respectively.
See Notes 3 and 5 for further information regarding our relationship, agreements and transactions with Five Star.

Tender Offer for Five Star Shares. On October 2, 2016, in connection with the proposed acquisition of up to 18,000,000 Five Star common shares by ABP Acquisition LLC, an entity indirectly beneficially owned by our then Managing Trustees, Adam Portnoy and Barry Portnoy, we entered a consent agreement with Adam Portnoy, Barry Portnoy, ABP Trust and ABP Acquisition LLC, or together, the ABP Parties, which was approved by our Board of Trustees (with Adam Portnoy and Barry Portnoy abstaining), pursuant to which we: (1) consented to the Five Star board of directors’ grant of exceptions to the ownership restrictions set forth in Five Star’s charter that allowed the ABP Parties and certain related persons to acquire and own, in aggregate, up to 38.0% of the issued and outstanding Five Star common shares and (2) waived any default or event of default under any lease, management or other agreement between or among us and Five Star, or any of its or our subsidiaries, arising or resulting from the grant of such exceptions or the acquisition by the ABP Parties, in aggregate, of up to 18,000,000 Five Star common shares. On November 10, 2016, ABP Acquisition LLC completed the acquisition of 17,999,999 Five Star common shares at a purchase price of $3.00 per share pursuant to a tender offer.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our MOBs. See Note 6 for further information regarding our management agreements with RMR LLC.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. We recognized rental income from RMR LLC for leased office space of $228, $331 and $242 for the years ended December 31, 2018, 2017 and 2016, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. As described in Note 4, we award shares to our officers and other employees of RMR LLC annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards granted to our current and former Managing Trustees, as Trustee compensation, and the fees we paid to RMR LLC. See Note 4 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligation on vesting share awards.
Ownership Interest in RMR Inc. and Registration and Lock-up Agreements. We currently hold 2,637,408 shares of class A common stock of RMR Inc. which we acquired in June 2015 in a transaction pursuant to which, among other things, we and three other REITs managed by RMR LLC acquired class A common stock of RMR Inc. and entered into amended and restated business and property management agreements with RMR LLC with twenty year terms. We are party to a registration rights agreement with RMR Inc. covering the shares of class A common stock of RMR Inc. issued to us in this transaction, pursuant to which we have demand and piggyback registration rights, subject to certain limitations. We are also party to a lock up and registration rights agreement with ABP Trust, Adam Portnoy and Barry Portnoy pursuant to which they (on behalf of themselves and their permitted transferees) agreed not to transfer the 2,345,000 of our common shares ABP Trust received in this transaction for a 10 year period ending on June 5, 2025 and we granted them certain registration rights, subject, in each case, to certain exceptions.
AIC. We, ABP Trust, Five Star, and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts and are parties to a shareholders agreement regarding AIC. All our Trustees (other than Jennifer Clark) and all the independent trustees and independent directors of the other AIC shareholders currently serve on the board of directors of AIC and Jennifer Clark serves as President of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays to RMR LLC a service fee equal to 3.0% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.
We and the other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC; we also have a one year standalone insurance policy that provides coverage for our MOB (two buildings) located in Boston, Massachusetts that is owned in our joint venture arrangement, which we obtained as a part of this insurance program. We (including our consolidated joint venture) paid aggregate annual premiums, including taxes and fees, of $4,413, $2,433 and $3,607 in connection with this insurance program for the policy years ending June 30, 2019, 2018 and 2017, respectively, which amount for the policy year ending June 30, 2019 may be adjusted from time to time as we acquire or dispose of properties that are included in this insurance program.
As of December 31, 2018, 2017 and 2016, our investment in AIC had a carrying value of $8,632, $8,185 and $7,116, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of, $516, $608, and $137 related to our investment in AIC for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC of $(68), $462 and $152 related to our investment in AIC for the years ended December 31, 2018, 2017 and 2016, respectively.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services, including Five Star, participate in a combined directors’ and officers’ liability insurance policy. The current combined policy expires in September 2020. We paid aggregate premiums of $253, $255 and $142 in 2018, 2017 and 2016, respectively, for these policies.
Note 8. Indebtedness
Our principal debt obligations at December 31, 2018 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) seven public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $500,000 principal amount at an annual interest rate of 4.75% due 2028, (f) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (g) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount unsecured term loan due 2020; (4) our $200,000 principal amount unsecured term loan due 2022; and (5) $734,748 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 13 of our properties (14 buildings) with maturity dates between 2019 and 2043. The 13 mortgaged properties (14 buildings) had a carrying value (before accumulated depreciation) of $1,034,799 at December 31, 2018. We also had two properties subject to capital leases with lease obligations totaling $9,832 at December 31, 2018; these two properties had a carrying value (before accumulated depreciation) of $34,568 at December 31, 2018, and the capital leases expire in 2026.
We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. Our revolving credit facility requires annual interest to be paid on borrowings at the rate of LIBOR plus a premium of 120 basis points per annum, and a facility fee of 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2,000,000.
As of December 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.6%. The weighted average annual interest rates for borrowings under our revolving credit facility were 3.0%, 2.4% and 1.8% for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had $139,000 outstanding and $861,000 available for borrowing, and as of February 27, 2019, we had $238,000 outstanding and $762,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $10,348, $14,346 and $13,100 for the years ended December 31, 2018, 2017 and 2016, respectively.
We have a $350,000 term loan that matures in January 2020 and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. At December 31, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.7%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.4%, 2.5% and 1.9% for the years ended December 31, 2018, 2017 and 2016, respectively. We incurred interest expense and other associated costs related to this term loan of $12,555, $9,338 and $7,231 for the years ended December 31, 2018, 2017 and 2016, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.
We also have a $200,000 term loan that matures in September 2022 and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 135 basis points that is subject to adjustment based upon changes to our credit ratings. At December 31, 2018, the annual interest rate payable on amounts outstanding under this term loan was 3.9%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.4%, 2.7% and 2.3% and for the years ended December 31, 2018, 2017 and 2016, respectively. We incurred interest expense and other associated costs related to this term loan of $7,095, $5,756 and $4,889 for the years ended December 31, 2018, 2017 and 2016, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.

Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at December 31, 2018.
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
In February 2018, in connection with our acquisition of one senior living community, we assumed a $16,748 mortgage note with an annual interest rate of 6.64% and a maturity date in June 2023.
In March 2018, in connection with our acquisition of one MOB (one building), we assumed a $11,050 mortgage note with an annual interest rate of 4.44% and a maturity date in July 2043.
In June 2018, in connection with our acquisition of two senior living communities, we assumed a $16,588 mortgage note with an annual interest rate of 5.75% and a maturity date in October 2022.
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
In January 2018, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $4,338, a maturity date in September 2043 and an annual interest rate of 4.4%. In July 2018, we prepaid, at par plus accrued interest, mortgage notes secured by 12 of our properties with an aggregate outstanding principal balance of approximately $90,602, maturity dates in October 2018 and a weighted average annual interest rate of 5.0%. In September 2018, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $6,325, a maturity date in January 2019 and an annual interest rate of 4.7%. As a result of these prepayments, we recorded a loss on early extinguishment of debt of $22 for the year ended December 31, 2018. We prepaid these mortgages using cash on hand and borrowings under our revolving credit facility.
In April 2017, we prepaid, at par plus accrued interest, a mortgage note secured by 17 of our properties with an outstanding principal balance of approximately $277,837 plus an aggregate premium of $5,449, a maturity date in September 2019 and an annual interest rate of 6.71%. In May 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $10,579, a maturity date in August 2017 and an annual interest rate of 6.15%. In June 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $8,807, a maturity date in August 2037 and an annual interest rate of 5.95%. In December 2017, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $8,403, a maturity date in April 2018 and an annual interest rate of 6.73%. As a result of these prepayments, we recorded a loss on early extinguishment of debt of $7,627 for the year ended December 31, 2017. We prepaid these mortgages using cash on hand and borrowings under our revolving credit facility.
In January 2016, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $6,115, a maturity date in April 2016 and an annual interest rate of 5.97%. In April 2016, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $18,000, a maturity date in July 2016 and an annual interest rate of 4.65%. In July 2016, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $11,871, a maturity date in November 2016 and an annual interest rate of 6.25%. In September 2016, we prepaid, at par plus accrued interest, mortgage notes secured by two of our properties with an outstanding principal balance of approximately $79,957, maturity dates in November 2016 and a weighted average annual interest rate of 5.92%. In October 2016, we prepaid, at par plus prepayment premiums and accrued interest, mortgage notes secured by eight properties with an aggregate principal balance of $42,542, maturity dates in May 2017 and a weighted average annual interest rate of 6.54%. In December 2016, we prepaid, at par plus accrued interest, a mortgage note secured by one of our properties with an outstanding principal balance of approximately $5,428, a maturity date in March 2017 and an annual interest rate of 5.86%. As a result of these prepayments, we recognized a net loss on early extinguishment of debt of $526 for the year ended December 31, 2016. We prepaid these mortgages using cash on hand and borrowings under our revolving credit facility.
At December 31, 2018 and 2017, our outstanding senior unsecured notes and secured debt consisted of the following:

			December 31, 2018		December 31, 2017
Senior Unsecured Notes	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior unsecured notes	3.250%	May 19	$400,000	$19	$400,000	$78
Senior unsecured notes	6.750%	Apr 20	200,000	274	200,000	488
Senior unsecured notes	6.750%	Dec 21	300,000	1,558	300,000	2,093
Senior unsecured notes	4.750%	May 24	250,000	421	250,000	500
Senior unsecured notes	4.750%	Feb 28	500,000	7,702	—	—
Senior unsecured notes	5.625%	Aug 42	350,000	—	350,000	—
Senior unsecured notes	6.250%	Feb 46	250,000	—	250,000	—
Total senior unsecured notes			$2,250,000	$9,974	$1,750,000	$3,159

	Principal Balance as of December 31,				Number of Properties as Collateral	Net Book Value of Collateral as of December 31,

Secured and Other Debt	2018(1)	2017(1)	Interest Rate	Maturity	At December 31, 2018	2018	2017
Mortgage notes (2)	$—	$12,552	6.31%	Oct 18	—	$—	$16,470
Mortgage notes (2)	—	11,858	6.24%	Oct 18	—	—	15,025
Mortgage note (2)	—	67,749	4.47%	Oct 18	—	—	175,975
Mortgage note (2)	—	6,430	4.69%	Jan 19	—	—	9,477
Mortgage note	42,618	43,558	3.79%	Jul 19	4	61,199	62,596
Mortgage note	2,037	2,603	7.49%	Jan 22	1	14,602	15,099
Mortgage note	13,146	13,741	6.28%	Jul 22	1	24,064	24,414
Mortgage note	11,180	11,392	4.85%	Oct 22	1	20,602	21,065
Mortgage note	16,441	—	5.75%	Oct 22	2	20,342	—
Mortgage note	16,442	—	6.64%	Jun 23	1	20,538	—
Mortgage notes (3)	620,000	620,000	3.53%	Aug 26	1	745,079	764,622
Mortgage note	1,983	2,395	6.25%	Feb 33	1	4,402	4,473
Mortgage note	10,901	—	4.44%	Jul 43	1	13,816	—
Mortgage note (2)	—	4,338	4.38%	Sep 43	—	—	7,290
Capital Leases	9,832	10,694	7.70%	Apr 26	2	17,970	18,525
Total secured	$744,580	$807,310			15	$942,614	$1,135,031

(1)
The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts. As of December 31, 2018 and 2017, the unamortized net premiums and debt issuance costs on certain of these mortgages were $394 and $1,906, respectively.

(2)	In 2018, we prepaid these debts.

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
Required principal payments on our outstanding debt as of December 31, 2018, are as follows:

Year	Principal Payment
2019	$446,140
2020	553,785
2021	304,083
2022	378,357
2023	16,657
Thereafter	1,984,558	(1)

	$3,683,580

(1) The carrying value of our total debt outstanding as of December 31, 2018, including unamortized debt issuance costs, premiums and discounts was $3,648,417.
Note 9. Fair Value of Assets and Liabilities
Items Measured at Fair Value on a Recurring Basis:
The following table presents certain of our assets that are measured at fair value on a recurring basis at December 31, 2018 categorized by the level of inputs used in the valuation of each asset or liability.

				Significant
	Total as of	Quoted Prices in Active	Significant Other	Unobservable
	December 31,	Markets for Identical	Observable Inputs	Inputs
Description	2018	Assets (Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investment in RMR Inc. (1)	$139,994	$139,994	$—	$—
Investment in Five Star (2)	$2,033	$2,033	$—	$—

(1)
Our 2,637,408 shares of class A common stock of RMR Inc., which are included in investments in equity securities in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $69,826 as of year ended December 31, 2018. During the year ended December 31, 2018, we recorded an unrealized loss of $16,404 to adjust the carrying value of our investment in RMR Inc. class A common shares to their fair value.

(2)
Our 4,235,000 common shares of Five Star, which are included in investments in equity securities in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our adjusted cost basis for these shares is $6,353 as of the year ended December 31, 2018. During the year ended December 31, 2018, we recorded an unrealized loss of $4,320, to adjust the carrying value of our investment in Five Star common shares to their fair value.

Items Measured at Fair Value on a Nonrecurring Basis:
In addition to items that are measured at fair value on a recurring basis, we also have assets in our consolidated balance sheets that are measured at fair value on a nonrecurring basis. As of December 31, 2018, these assets included 13 MOBs located in Massachusetts where the tenant has notified us of its intention to not renew the master lease upon the expiration of the lease in May 2019. Two of these properties are under agreement to sell as of December 31, 2018 and are classified as held for sale in our consolidated balance sheet. We recorded impairment charges of $2,728 to reduce the carrying value of the two properties held for sale to their sales price less estimated costs to sell of $1,928. We recorded impairment charges of $44,069 for the remaining 11 properties to their estimated aggregate fair value of $11,167. The valuation techniques and significant unobservable inputs used in the valuation of these 11 properties are considered Level 3 inputs as defined in the fair value hierarchy under GAAP. We estimated the fair value of real estate for these 11 properties using the income approach and unobservable inputs such as estimated market rent, leasing and capital improvement costs, absorption time and capitalization and discount rates. We also engaged an external third party to assist us in our estimation of fair value. We used estimated market rents between $12.00 - $16.00 per square foot ($14.00 weighted average), leasing and capital improvements costs of $40.00 per square foot, absorption time of 18 months, capitalization rates between 9% - 10% (8% weighted average) and discount rates between 10% - 11% (9% weighted average) as a part of our fair value analysis. The estimated fair value of these assets as of December 31, 2018 were as follows:

				Significant
	Total as of	Quoted Prices in Active	Significant Other	Unobservable
	December 31,	Markets for Identical	Observable Inputs	Inputs
Description	2018	Assets (Level 1)	(Level 2)	(Level 3)
Non-Recurring Fair Value Measurements
Assets:
Real estate properties held for sale	$1,928	$—	$1,928	$—
Real estate properties at fair value	$11,167	$—	$—	$11,167
In addition to the assets described in the table above, our financial instruments at December 31, 2018 and December 31, 2017 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our consolidated financial statements as of such dates, except as follows:

	As of December 31, 2018		As of December 31, 2017
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$2,216,945	$2,138,202	$1,725,662	$1,810,882
Secured debt (2)	744,186	723,003	805,404	794,047
	$2,961,131	$2,861,205	$2,531,066	$2,604,929

(1)	Includes unamortized debt issuance costs, premiums and discounts.

(2)
We assumed certain of these secured debts in connection with our acquisitions of certain properties. We recorded the assumed mortgage notes at estimated fair value on the date of acquisition and we are amortizing the fair value adjustments, if any, to interest expense over the respective terms of the mortgage notes to reduce interest expense to the estimated market interest rates as of the date of acquisition.

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 input) as of December 31, 2018. We estimated the fair values of our five issuances of senior unsecured notes due 2019, 2020, 2021, 2024 and 2028 using an average of the bid and ask price on or about December 31, 2018 (Level 2 inputs as defined in the fair value hierarchy under GAAP).  We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
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
We recognized a noncontrolling interest in our consolidated balance sheets of approximately $181,859 as of completion of the transaction, which was equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was approximately $74,072, was reflected as an increase in additional paid in capital in our consolidated balance sheets. The portion of the joint venture's net income and comprehensive income not attributable to us, or $5,542 and $4,193 for the years ended December 31, 2018 and 2017, is reported as noncontrolling interest in our consolidated statements of comprehensive income. We made aggregate cash distributions to our joint venture partner of $21,022 and $13,814 for the years ended December 31, 2018 and 2017, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our consolidated balance sheets. As of December 31, 2018, this joint venture held real estate assets with an aggregate net book value of $745,079, subject to mortgage debts of $620,000.
In assessing whether we have a controlling interest in this joint venture arrangement and are required to consolidate the accounts of the joint venture entity, we considered the members' rights to residual gains and obligations to absorb losses, which activities most significantly impact the economic performance of the entity and which member has the power to direct those activities.
Note 11. Segment Reporting
As of December 31, 2018, we have four operating segments, of which three are separate reporting segments. We aggregate the reporting units in each of our MOBs, our triple net leased senior living communities and our managed senior living communities into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes MOBs where the tenants pay us rent. The second reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and from which we receive rents from the operators. The third reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.

	For the Year Ended December 31, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$412,813	$269,512	$—	$18,316	$700,641
Residents fees and services	—	—	416,523	—	416,523
Total revenues	412,813	269,512	416,523	18,316	1,117,164

Expenses:
Property operating expenses	127,732	—	323,849	—	451,581
Depreciation and amortization	141,477	80,277	60,689	3,792	286,235
General and administrative	—	—	—	85,885	85,885
Acquisition and certain other transaction related costs	—	—	—	194	194
Impairment of assets	46,797	19,549	—	—	66,346
Total expenses	316,006	99,826	384,538	89,871	890,241

Gain on sale of properties	—	261,916	—	—	261,916
Dividend income	—	—	—	2,901	2,901
Unrealized losses on equity securities	—	—	—	(20,724)	(20,724)
Interest and other income	—	—	—	667	667
Interest expense	(24,360)	(1,641)	(4,477)	(148,809)	(179,287)
Gain (loss) on early extinguishment of debt	—	76	(98)	—	(22)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	72,447	430,037	27,410	(237,520)	292,374
Income tax expense	—	—	—	(476)	(476)
Equity in earnings of an investee	—	—	—	516	516
Net income (loss)	72,447	430,037	27,410	(237,480)	292,414
Net income attributable to noncontrolling interest	(5,542)	—	—	—	(5,542)
Net income (loss) attributable to common shareholders	$66,905	$430,037	$27,410	$(237,480)	$286,872

	As of December 31, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Total assets	$3,344,581	$2,044,939	$1,395,657	$375,249	$7,160,426

	For the Year Ended December 31, 2017
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$382,127	$280,641	$—	$18,254	$681,022
Residents fees and services	—	—	393,707	—	393,707
Total revenues	382,127	280,641	393,707	18,254	1,074,729

Expenses:
Property operating expenses	112,930	—	300,562	—	413,492
Depreciation and amortization	128,827	81,976	62,266	3,792	276,861
General and administrative	—	—	—	103,694	103,694
Acquisition and certain other transaction related costs	—	—	—	403	403
Impairment of assets	—	—	—	5,082	5,082
Total expenses	241,757	81,976	362,828	112,971	799,532

Gain on sale of properties	—	45,901	—	154	46,055
Dividend income	—	—	—	2,637	2,637
Interest and other income	—	—	—	406	406
Interest expense	(24,919)	(8,855)	(4,685)	(126,560)	(165,019)
Loss on early extinguishment of debt	(59)	(7,294)	—	(274)	(7,627)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	115,392	228,417	26,194	(218,354)	151,649
Income tax expense	—	—	—	(454)	(454)
Equity in earnings of an investee	—	—	—	608	608
Net income (loss)	115,392	228,417	26,194	(218,200)	151,803
Net income attributable to noncontrolling interest	(4,193)	—	—	—	(4,193)
Net income (loss) attributable to common shareholders	$111,199	$228,417	$26,194	$(218,200)	$147,610

	As of December 31, 2017
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Total assets	$3,367,485	$2,251,756	$1,273,757	$401,021	$7,294,019

	For the Year Ended December 31, 2016
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$372,233	$275,697	$—	$18,270	$666,200
Residents fees and services	—	—	391,822	—	391,822
Total revenues	372,233	275,697	391,822	18,270	1,058,022

Expenses:
Property operating expenses	105,762	833	293,195	—	399,790
Depreciation and amortization	124,196	78,361	81,482	3,792	287,831
General and administrative	—	—	—	46,559	46,559
Acquisition and certain other transaction related costs	—	—	—	2,085	2,085
Impairment of assets	7,122	6,583	2,174	2,795	18,674
Total expenses	237,080	85,777	376,851	55,231	754,939

Gain on sale of properties	—	4,061	—	—	4,061
Dividend income	—	—	—	2,108	2,108
Interest and other income	—	—	—	430	430
Interest expense	(13,852)	(24,795)	(8,540)	(120,387)	(167,574)
Loss on early extinguishment of debt	—	(467)	(59)	—	(526)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	121,301	168,719	6,372	(154,810)	141,582
Income tax expense	—	—	—	(424)	(424)
Equity in earnings of an investee	—	—	—	137	137
Net income (loss)	$121,301	$168,719	$6,372	$(155,097)	$141,295

	As of December 31, 2016
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Total assets	$3,333,141	$2,289,045	$1,260,032	$345,536	$7,227,754

Note 12. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the TCJA. The TCJA significantly revised the U.S. corporate income tax system, by among other things, lowering the corporate income tax rate. The federal income tax rate for tax years ending after December 31, 2017 was reduced from a maximum rate of 35% to 21%. The reduction in the corporate income tax rate caused us to adjust our deferred tax assets and liabilities, including the corresponding valuation allowance, to reflect the lower federal rate. We will monitor future interpretations of the TCJA as they develop, and accordingly our estimates may change.

Our provision for income taxes consists of the following:

	For the Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	476	454	424
	476	454	424
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax provision	$476	$454	$424
A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Taxes at statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
Nontaxable income of SNH	(21.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	0.1%	0.3%	0.3%
TCJA Adjustment	—%	9.0%	—%
Change in valuation allowance	1.9%	(6.5)%	3.6%
Other differences, net	(1.9)%	(2.5)%	(3.6)%
Effective tax rate	0.1%	0.3%	0.3%
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

	For the Year Ended December 31,
	2018	2017
Deferred tax assets:
Deferred income	$1,937	$1,576

Other	138	172
Tax loss carryforwards	29,648	24,925
	31,723	26,673
Valuation allowance	(31,723)	(26,673)
	—	—
Net deferred income taxes	$—	$—
Because of our TRSs’ history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2018 and 2017. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income. As of December 31, 2018, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $116,075, which, if unused, begin to expire in 2031. In the normal course of business, income tax authorities in various income tax jurisdictions conduct routine audits of our income tax returns filed in prior years. Income tax years subsequent to 2013 may be open to examination in some of the income tax jurisdictions in which we operate.

Note 13. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted average common shares for basic earnings per share	237,511	237,420	237,345
Effect of dilutive securities: restricted share awards	35	32	37
Weighted average common shares for diluted earnings per share	237,546	237,452	237,382

Note 14. Selected Quarterly Financial Data (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2018 and 2017:

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$275,770	$277,202	$278,969	$285,222
Net income (loss) attributable to common shareholders	$236,022	$123,587	$45,805	$(118,543)
Per share data (basic and diluted):
Net income (loss) attributable to common shareholders	$0.99	$0.52	$0.19	$(0.50)
Common distributions declared	$0.39	$0.39	$0.39	$0.39

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$264,521	$264,992	$266,673	$278,543
Net income attributable to common shareholders	$32,155	$16,042	$34,414	$65,000
Per share data (basic and diluted):
Net income attributable to common shareholders	$0.14	$0.07	$0.14	$0.27
Common distributions declared	$0.39	$0.39	$0.39	$0.39

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
2184 Parkway Lake Drive	Birmingham	AL	$—	$580	$5,980	$2,042	$—	$—	$580	$8,022	$8,602	$1,894	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	—	600	7,574	944	—	—	578	8,540	9,118	2,230	8/1/2008	2000
2021 Dahlke Drive NE	Cullman	AL	—	287	3,415	306	—	(233)	287	3,488	3,775	1,268	11/19/2004	1998
101 Tulip Lane	Dothan	AL	—	3,543	14,619	130	—	—	3,543	14,749	18,292	500	12/27/2017	2000
49 Hughes Road	Madison	AL	—	334	3,981	714	—	(243)	334	4,452	4,786	1,501	11/19/2004	1998
200 Terrace Lane	Priceville	AL	—	1,300	9,447	351	—	(41)	1,300	9,757	11,057	1,903	2/1/2012	2006
413 Cox Boulevard	Sheffield	AL	—	394	4,684	470	—	(191)	394	4,963	5,357	1,793	11/19/2004	1998
2435 Columbiana Road	Vestavia Hills	AL	—	843	23,472	2,363	—	—	843	25,835	26,678	2,744	7/12/2016	1991
4461 N Crossover Road	Fayetteville	AR	—	733	10,432	74	—	—	733	10,506	11,239	1,114	5/1/2015	2011
4210 S Caraway Road	Jonesboro	AR	—	653	9,515	51	—	—	653	9,566	10,219	1,011	5/1/2015	2008
672 Jones Road	Springdale	AR	—	572	9,364	155	—	—	572	9,519	10,091	1,006	5/1/2015	2007
13840 North Desert Harbor Drive	Peoria	AZ	—	2,687	15,843	4,263	—	(1,781)	2,693	18,319	21,012	7,621	1/11/2002	1990
9045 W. Athens Street	Peoria	AZ	—	1,405	9,115	123	—	—	1,405	9,238	10,643	1,015	5/1/2015	1997
11209 N. Tatum Boulevard	Phoenix	AZ	—	1,380	6,349	2,548	—	—	1,506	8,771	10,277	1,798	9/30/2011	1987
2444 West Las Palmaritas Drive	Phoenix	AZ	—	3,820	6,669	288	—	—	3,820	6,957	10,777	1,365	12/22/2010	1982
4121 East Cotton Center	Phoenix	AZ	—	5,166	12,724	477	—	—	5,196	13,171	18,367	1,248	1/29/2015	2000
3850 North US Hwy 89 (6)	Prescott	AZ	16,442	2,017	17,513	1,492	—	—	2,017	19,005	21,022	484	2/1/2018	1986
6001 East Thomas Road	Scottsdale	AZ	—	941	8,807	4,061	—	(51)	946	12,812	13,758	6,275	9/1/2012	1990
7090 East Mescal Street	Scottsdale	AZ	—	2,315	13,650	6,594	—	(1,325)	2,348	18,886	21,234	7,199	1/11/2002	1984
17225 North Boswell Boulevard	Sun City	AZ	—	1,189	10,569	1,642	—	(42)	1,189	12,169	13,358	7,013	9/1/2012	1990
14001 W. Meeker Boulevard	Sun City West	AZ	—	395	3,307	—	—	(192)	395	3,115	3,510	1,236	2/28/2003	1998
1415 West 3rd Street	Tempe	AZ	—	2,186	13,446	307	—	—	2,186	13,753	15,939	1,332	1/29/2015	1981
2500 North Rosemont Boulevard	Tucson	AZ	—	4,429	26,119	5,124	—	(2,661)	4,576	28,435	33,011	11,671	1/11/2002	1989
710 North Euclid	Anaheim	CA	—	2,850	6,964	945	—	—	2,893	7,866	10,759	2,161	7/9/2008	1992
3209 Brookside Drive	Bakersfield	CA	—	4,166	13,233	99	—	—	4,166	13,332	17,498	1,396	5/1/2015	2004
5000 Marina Boulevard	Brisbane	CA	—	7,957	13,430	544	—	—	7,957	13,974	21,931	344	11/14/2017	2000
5770 Armada Drive (6)	Carlsbad	CA	11,180	3,875	18,543	—	—	—	3,875	18,543	22,418	1,816	1/29/2015	1997
1350 South El Camino Real	Encinitas	CA	—	1,510	18,042	443	—	—	1,517	18,478	19,995	5,014	3/31/2008	1999
47201 Lakeview Boulevard	Fremont	CA	—	3,200	10,177	36	—	—	3,200	10,213	13,413	1,852	9/30/2011	1990
47211/47215 Lakeview Boulevard	Fremont	CA	—	3,750	12,656	—	—	—	3,750	12,656	16,406	2,294	9/30/2011	1985
47900 Bayside Parkway	Fremont	CA	—	4,580	10,370	1,001	—	—	4,580	11,371	15,951	2,025	9/30/2011	1991
577 South Peach Street	Fresno	CA	—	738	2,577	4,175	—	(211)	738	6,541	7,279	1,968	12/28/1990	1963
6075 North Marks Avenue	Fresno	CA	—	880	12,751	347	—	—	889	13,089	13,978	3,517	3/31/2008	1996

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
24552 Paseo de Valencia	Laguna Hills	CA	—	3,172	28,184	20,547	—	(57)	7,418	44,428	51,846	19,126	11/1/2012	1975
8631 West 3rd Street	Los Angeles	CA	—	24,640	88,277	11,737	—	—	24,640	100,014	124,654	19,343	11/22/2010	1979
8635 West 3rd Street	Los Angeles	CA	—	24,640	90,352	11,354	—	—	24,640	101,706	126,346	19,683	11/22/2010	1979
2325 St. Pauls Way	Modesto	CA	—	1,104	9,009	76	—	—	1,106	9,083	10,189	963	5/1/2015	1998
8700 Lindley Avenue	Northridge	CA	—	2,068	13,520	174	—	—	2,079	13,683	15,762	1,433	5/1/2015	2000
1319 Brookside Avenue	Redlands	CA	—	1,770	9,982	527	—	—	1,770	10,509	12,279	2,772	3/31/2008	1999
110 Sterling Court	Roseville	CA	—	1,620	10,262	915	—	—	1,620	11,177	12,797	2,867	3/31/2008	1998
1371 Parkside Drive	San Bernardino	CA	—	1,250	9,069	866	—	(355)	1,250	9,580	10,830	3,058	8/31/2006	1988
16925 & 16916 Hierba Drive	San Diego	CA	—	9,142	53,904	13,393	—	(5,098)	9,149	62,192	71,341	25,325	1/11/2002	1987
3030 Science Park	San Diego	CA	—	2,466	46,473	337	—	—	2,466	46,810	49,276	10,940	8/6/2009	1986
3040 Science Park	San Diego	CA	—	1,225	23,077	337	—	—	1,225	23,414	24,639	5,433	8/6/2009	1986
3050 Science Park	San Diego	CA	—	1,508	28,753	336	—	—	1,508	29,089	30,597	6,769	8/6/2009	1986
2904 Orchard Parkway	San Jose	CA	—	10,788	8,890	32	—	—	10,788	8,922	19,710	205	1/25/2018	1979
24305 West Lyons Avenue	Santa Clarita	CA	—	763	15,538	129	—	—	763	15,667	16,430	1,643	5/1/2015	1988
3530 Deer Park Drive	Stockton	CA	—	670	14,419	900	—	—	670	15,319	15,989	3,996	3/31/2008	1999
537 East Fulton Street	Stockton	CA	—	382	2,750	957	—	(394)	382	3,313	3,695	2,046	6/30/1992	1968
877 East March Lane	Stockton	CA	—	1,176	11,171	5,925	—	(1,295)	1,411	15,566	16,977	5,639	9/30/2003	1988
93 West Avenida de Los Arboles	Thousand Oaks	CA	—	622	2,522	2,710	—	(648)	622	4,584	5,206	2,546	12/28/1990	1965
28515 Westinghouse Place	Valencia	CA	—	$4,669	41,440	—	—	—	4,669	41,440	46,109	4,058	1/29/2015	2008
6835 Hazeltine Avenue	Van Nuys	CA	—	$718	378	1,105	—	(292)	725	1,184	1,909	518	12/28/1990	1969
1866 San Miguel Drive	Walnut Creek	CA	—	$2,010	9,290	3,632	—	(34)	3,417	11,481	14,898	2,223	12/1/2011	1996
1950 South Dayton Street	Aurora	CO	—	$3,062	46,195	1,279	—	—	3,120	47,416	50,536	5,019	5/1/2015	1987
515 Fairview Avenue	Canon City	CO	—	$292	6,228	1,386	(3,512)	(420)	299	3,675	3,974	1,601	9/26/1997	1970
110 West Van Buren Street	Colorado Springs	CO	—	$245	5,236	1,740	(3,031)	(513)	245	3,432	3,677	1,506	9/26/1997	1972
3920 East San Miguel Street	Colorado Springs	CO	—	$1,380	8,894	3,760	—	(34)	1,597	12,403	14,000	2,077	7/31/2012	1977
2050 South Main Street	Delta	CO	—	$167	3,570	826	—	(363)	167	4,033	4,200	2,082	9/26/1997	1963
2501 Little Bookcliff Drive	Grand Junction	CO	—	$204	3,875	1,536	—	(729)	207	4,679	4,886	2,678	12/30/1993	1968
2825 Patterson Road	Grand Junction	CO	—	$173	2,583	2,299	—	(688)	173	4,194	4,367	2,373	12/30/1993	1978
1599 Ingalls Street	Lakewood	CO	—	$232	3,766	3,174	—	(605)	232	6,335	6,567	3,868	12/28/1990	1972
5555 South Elati Street	Littleton	CO	—	$185	5,043	3,246	—	(717)	191	7,566	7,757	4,321	12/28/1990	1965
8271 South Continental Divide Road	Littleton	CO	—	$400	3,507	—	—	(202)	400	3,305	3,705	1,312	2/28/2003	1998
9005 Grant Street	Thornton	CO	—	$961	10,867	89	—	—	1,017	10,900	11,917	1,643	12/28/2012	2001
9025 Grant Street	Thornton	CO	—	$475	909	170	—	—	483	1,071	1,554	169	12/28/2012	1987

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
7809 W. 38th Avenue	Wheat Ridge	CO	—	$470	3,373	7	—	—	477	3,373	3,850	738	4/1/2010	2004
40 Sebethe Drive	Cromwell	CT	—	$570	5,304	1,141	—	—	596	6,419	7,015	1,565	12/22/2010	1998
866 North Main Street Extension	Wallingford	CT	—	$430	3,136	796	—	—	430	3,932	4,362	863	12/22/2010	1984
1145 19th Street NW	Washington	DC	—	$13,600	24,880	8,631	—	—	13,600	33,511	47,111	7,293	5/20/2009	1976
2141 K Street, NW	Washington	DC	—	$13,700	8,400	4,074	—	—	13,700	12,474	26,174	3,104	12/22/2008	1966
255 Possum Park Road	Newark	DE	—	$2,010	11,852	5,104	—	(1,177)	2,760	15,029	17,789	5,832	1/11/2002	1982
4175 Ogletown Stanton Rd	Newark	DE	—	$1,500	19,447	1,042	—	—	1,513	20,476	21,989	5,501	3/31/2008	1998
1212 Foulk Road	Wilmington	DE	—	$1,179	6,950	1,595	—	(951)	1,202	7,571	8,773	3,227	1/11/2002	1974
1912 Marsh Road	Wilmington	DE	—	4,365	25,739	3,611	—	(1,985)	4,431	27,299	31,730	11,161	1/11/2002	1988
2723 Shipley Road	Wilmington	DE	—	869	5,126	4,217	—	(1,182)	934	8,096	9,030	3,166	1/11/2002	1989
407 Foulk Road	Wilmington	DE	—	38	227	2,116	—	(161)	84	2,136	2,220	594	1/11/2002	1965
13200 Nano Court	Alachua	FL	—	2,792	42,440	13	—	—	2,792	42,453	45,245	2,830	5/4/2016	2016
13545 Progress Boulevard	Alachua	FL	—	512	4,935	182	—	—	512	5,117	5,629	1,059	6/6/2011	2009
13631 Progress Boulevard	Alachua	FL	—	512	4,941	106	—	—	512	5,047	5,559	985	6/6/2011	2009
13709 Progress Boulevard	Alachua	FL	—	1,080	1,675	478	—	—	1,080	2,153	3,233	367	6/6/2011	1985
13859 Progress Boulevard (6)	Alachua	FL	1,983	570	4,276	444	—	—	570	4,720	5,290	888	7/26/2011	2007
Progress Center - Lot 1 Property	Alachua	FL	—	165	—	—	—	—	165	—	165	—	6/6/2011	N/A
Progress Center - Lot 4 Property	Alachua	FL	—	331	—	—	—	—	331	—	331	—	6/6/2011	N/A
Progress Corporate Park Land	Alachua	FL	—	4,000	—	—	—	—	4,000	—	4,000	—	8/30/2011	N/A
22601 Camino Del Mar	Boca Raton	FL	—	3,200	46,800	3,594	—	(969)	3,202	49,423	52,625	9,969	12/15/2011	1990
1325 S Congress Avenue	Boynton Beach	FL	—	1,620	5,341	961	—	—	1,620	6,302	7,922	1,051	7/27/2012	1985
1425 Congress Avenue	Boynton Beach	FL	—	2,390	14,768	2,396	—	(241)	2,390	16,923	19,313	3,514	8/9/2011	1994
1416 Country Club Blvd.	Cape Coral	FL	—	400	2,907	—	—	(173)	400	2,734	3,134	1,085	2/28/2003	1998
8500 Royal Palm Boulevard	Coral Springs	FL	—	3,410	20,104	25,119	—	(2,247)	3,413	42,973	46,386	13,980	1/11/2002	1984
1208 South Military Trail	Deerfield Beach	FL	—	1,690	14,972	23,631	—	(59)	1,739	38,495	40,234	15,087	10/1/2012	1986
3001 DC Country Club Boulevard	Deerfield Beach	FL	—	3,196	18,848	15,931	—	(1,640)	3,222	33,113	36,335	12,106	1/11/2002	1990
12780 Kenwood Lane	Fort Myers	FL	—	369	2,174	3,075	—	(277)	859	4,482	5,341	1,597	1/11/2002	1990
2525 First Street	Fort Myers	FL	—	2,385	21,137	18,782	—	(69)	2,525	39,710	42,235	16,322	10/1/2012	1984
1825 Ridgewood Avenue	Holly Hill	FL	—	700	16,700	2,467	—	(186)	792	18,889	19,681	3,998	7/22/2011	1926/2006
2480 North Park Road	Hollywood	FL	—	4,500	40,500	13,530	—	(964)	4,549	53,017	57,566	10,376	12/15/2011	1986
8901 Tamiami Trail East	Naples	FL	—	3,200	2,898	13,281	—	(400)	3,200	15,779	18,979	4,398	8/31/2006	1984
12780 Waterford Lakes Parkway	Orlando	FL	—	977	3,946	2	—	—	977	3,948	4,925	504	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	—	488	2,621	94	—	—	488	2,715	3,203	380	12/18/2013	2003

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
1825 N. Mills Avenue	Orlando	FL	—	519	1,799	354	—	—	519	2,153	2,672	565	12/22/2008	1997
1911 N. Mills Avenue	Orlando	FL	—	1,946	7,197	771	—	—	1,946	7,968	9,914	2,138	12/22/2008	1997
1925 N. Mills Avenue	Orlando	FL	—	135	532	155	—	—	135	687	822	195	12/22/2008	1997
250 N. Alafaya Trail	Orlando	FL	—	967	4,362	53	—	—	967	4,415	5,382	548	12/18/2013	1999
45 Katherine Boulevard	Palm Harbor	FL	—	3,379	29,945	5,328	—	(55)	3,392	35,205	38,597	20,537	10/1/2012	1992
900 West Lake Road	Palm Harbor	FL	—	3,449	20,336	7,814	—	(2,155)	3,452	25,992	29,444	10,194	1/11/2002	1989
8500 West Sunrise Boulevard	Plantation	FL	—	4,700	24,300	5,486	—	(1,143)	4,717	28,626	33,343	7,062	12/15/2011	1989
1371 South Ocean Boulevard	Pompano Beach	FL	—	2,500	15,500	12,578	—	(652)	2,560	27,366	29,926	5,594	12/15/2011	1991
2701 North Course Drive	Pompano Beach	FL	—	7,700	2,127	35,339	—	(521)	7,700	36,945	44,645	11,380	8/31/2006	1985
20480 Veterans Boulevard	Port Charlotte	FL	—	400	11,934	1,716	—	(193)	435	13,422	13,857	2,968	7/22/2011	1996
1699 S.E. Lyngate Drive	Port St. Lucie	FL	—	1,242	11,009	1,964	—	(36)	1,246	12,933	14,179	7,565	10/1/2012	1993
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	—	890	9,345	1,251	—	(135)	891	10,460	11,351	2,009	7/22/2011	2007
3855 Upper Creek Drive	Sun City Center	FL	—	1,676	15,788	166	—	—	1,676	15,954	17,630	1,706	5/1/2015	1989
900 South Harbour Island Blvd.	Tampa	FL	—	4,850	6,349	7	—	—	4,850	6,356	11,206	1,781	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	—	2,061	12,153	10,347	—	(1,663)	2,075	20,823	22,898	7,900	1/11/2002	1988
2351 Cedarcrest Road	Acworth	GA	—	2,000	6,674	120	—	—	2,000	6,794	8,794	635	5/1/2016	2014
1200 Bluegrass Lakes Parkway	Alpharetta	GA	—	1,689	15,936	—	—	—	1,689	15,936	17,625	1,560	1/29/2015	2001
855 North Point Pkwy	Alpharetta	GA	—	5,390	26,712	—	—	—	5,390	26,712	32,102	6,929	8/21/2008	2006
253 N. Main Street (6)	Alpharetta	GA	9,547	1,325	12,377	345	—	—	1,325	12,722	14,047	1,359	5/1/2015	1997
1291 Cedar Shoals Drive	Athens	GA	—	337	4,006	828	—	(200)	368	4,603	4,971	1,545	11/19/2004	1998
1515 Sheridan Road	Atlanta	GA	—	5,800	9,305	3	—	—	5,800	9,308	15,108	2,589	11/30/2007	1978
59 Executive Park South	Atlanta	GA	—	4,980	11,266	586	—	—	4,980	11,852	16,832	2,609	1/26/2011	1966
240 Marietta Highway	Canton	GA	—	806	8,555	1,052	—	—	806	9,607	10,413	1,579	10/1/2013	1997
4500 South Stadium Drive	Columbus	GA	—	294	3,505	323	—	(168)	294	3,660	3,954	1,272	11/19/2004	1999
1352 Wellbrook Circle	Conyers	GA	—	342	4,068	988	—	(178)	342	4,878	5,220	1,663	11/19/2004	1997
1501 Milstead Road	Conyers	GA	—	750	7,796	388	—	—	750	8,184	8,934	1,714	9/30/2010	2008
3875 Post Road	Cumming	GA	—	954	12,796	191	—	—	958	12,983	13,941	1,416	5/1/2015	2007
4960 Jot Em Down Road	Cumming	GA	—	1,548	18,666	12,166	—	(18)	3,407	28,955	32,362	4,224	8/1/2013	2011
5610 Hampton Park Drive	Cumming	GA	—	3,479	14,771	191	—	—	3,481	14,960	18,441	1,591	9/3/2015	2014
7955 Majors Road	Cumming	GA	—	1,325	7,770	126	—	—	1,325	7,896	9,221	846	5/1/2015	2009
2470 Dug Gap Road	Dalton	GA	—	262	3,119	501	—	(133)	262	3,487	3,749	1,196	11/19/2004	1997
101 West Ponce De Leon Avenue	Decatur	GA	—	3,500	13,179	11	—	—	3,500	13,190	16,690	2,172	5/30/2012	1992
2801 North Decatur Road	Decatur	GA	—	3,100	4,436	963	—	—	3,100	5,399	8,499	1,282	7/9/2008	1986

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
114 Penland Street	Ellijay	GA	—	496	7,107	562	—	—	496	7,669	8,165	1,136	10/1/2013	2008
353 North Belair Road	Evans	GA	—	230	2,663	574	—	(170)	230	3,067	3,297	1,095	11/19/2004	1998
1294 Highway 54 West (6)	Fayetteville	GA	8,035	853	9,903	345	—	—	943	10,158	11,101	1,107	5/1/2015	1999
2435 Limestone Parkway	Gainesville	GA	—	268	3,186	995	—	(172)	268	4,009	4,277	1,223	11/19/2004	1998
3315 Thompson Bridge Road (6)	Gainesville	GA	17,068	934	30,962	623	—	—	956	31,563	32,519	3,260	5/1/2015	1999
5373 Thompson Mill Road	Hoschton	GA	—	944	12,171	76	—	—	944	12,247	13,191	1,295	5/1/2015	2011
8080 Summit Business Parkway	Jonesboro	GA	—	1,800	20,664	2,383	—	(241)	1,800	22,806	24,606	4,721	6/20/2011	2007
6191 Peake Road	Macon	GA	—	183	2,179	736	—	(142)	183	2,773	2,956	866	11/19/2004	1998
1360 Upper Hembree Road	Roswell	GA	—	1,080	6,138	29	—	—	1,067	6,180	7,247	1,027	5/7/2012	2007
1 Savannah Square Drive	Savannah	GA	—	1,200	19,090	4,860	—	(627)	1,404	23,119	24,523	6,997	10/1/2006	1987
5200 Habersham Street	Savannah	GA	—	800	7,800	877	—	(74)	803	8,600	9,403	1,920	6/23/2011	2005
7410 Skidaway Road	Savannah	GA	—	400	5,670	1,052	—	(512)	413	6,197	6,610	1,854	11/1/2006	1989
2078 Scenic Highway	Snellville	GA	—	870	4,030	335	—	—	870	4,365	5,235	1,097	12/10/2009	1997
475 Country Club Drive (6)	Stockbridge	GA	7,968	512	9,560	268	—	—	512	9,828	10,340	1,081	5/1/2015	1998
1300 Montreal Road	Tucker	GA	—	690	6,210	850	—	(397)	694	6,659	7,353	2,228	6/3/2005	1997
1100 Ward Avenue	Honolulu	HI	—	$11,200	55,618	5,147	—	—	11,247	60,718	71,965	9,673	6/18/2012	1961
600 Manor Drive	Clarinda	IA	—	$77	1,453	1,042	—	(508)	77	1,987	2,064	1,109	12/30/1993	1968
2401 East 8th Street	Des Moines	IA	—	$123	627	1,323	—	(366)	123	1,584	1,707	582	7/1/2000	1965
608 Prairie Street	Mediapolis	IA	—	$94	1,776	746	—	(476)	94	2,046	2,140	1,242	12/30/1993	1973
1015 West Summit Street	Winterset	IA	—	$111	2,099	1,339	(314)	(524)	111	2,600	2,711	1,597	12/30/1993	1973
2340 West Seltice Way	Coeur d'Alene	ID	—	$910	7,170	2,829	—	—	1,018	9,891	10,909	1,641	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	—	$510	6,640	1,874	—	—	732	8,292	9,024	1,485	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	—	$3,665	32,587	8,057	—	(44)	3,683	40,582	44,265	21,828	11/1/2012	1986
1450 Busch Parkway	Buffalo Grove	IL	—	$3,800	11,456	532	—	—	3,815	11,973	15,788	2,514	9/16/2010	2009
2601 Patriot Boulevard	Glenview	IL	—	$2,285	9,593	—	—	—	2,285	9,593	11,878	939	1/29/2015	2005
1373 D'Adrian Professional Park	Godfrey	IL	—	$281	15,088	359	—	—	281	15,447	15,728	1,646	5/1/2015	2010
900 43rd Avenue	Moline	IL	—	$482	7,651	170	—	—	482	7,821	8,303	810	5/1/2015	2003 / 2012
221 11th Avenue	Moline	IL	—	$161	7,244	1,384	—	—	161	8,628	8,789	833	5/1/2015	2008
2700 14th Street	Pekin	IL	—	$171	11,475	193	—	—	172	11,667	11,839	1,243	5/1/2015	2009
7130 Crimson Ridge Drive	Rockford	IL	—	$200	7,300	28	—	—	200	7,328	7,528	1,567	5/1/2011	1999
1220 Lakeview Drive	Romeoville	IL	—	$1,120	19,582	(61)	—	—	1,058	19,583	20,641	5,079	8/21/2008	2005
1201 Hartman Lane	Shiloh	IL	—	$743	7,232	328	—	—	1,233	7,070	8,303	506	12/8/2016	2003
900 Southwind Road	Springfield	IL	—	$300	6,744	1,043	—	(108)	300	7,679	7,979	2,510	8/31/2006	1990

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
2705 Avenue E	Sterling	IL	—	$341	14,331	251	—	—	341	14,582	14,923	1,545	5/1/2015	2008
39 Dorothy Drive	Troy	IL	—	$1,002	7,010	89	—	—	1,002	7,099	8,101	507	12/8/2016	2003
100 Grand Victorian Place	Washington	IL	—	$241	12,046	192	—	—	241	12,238	12,479	1,286	5/1/2015	2009
1615 Lakeside Drive	Waukegan	IL	—	$2,700	9,590	2,862	—	—	3,193	11,959	15,152	1,911	9/30/2011	1990
1675 Lakeside Drive	Waukegan	IL	—	$2,420	9,382	2,204	—	—	2,802	11,204	14,006	1,848	9/30/2011	1998
406 Smith Drive	Auburn	IN	—	$380	8,246	183	—	—	380	8,429	8,809	2,292	9/1/2008	1999
6990 East County Road 100 North	Avon	IN	—	$850	11,888	228	—	—	850	12,116	12,966	3,357	9/1/2008	1999
2455 Tamarack Trail	Bloomington	IN	—	$5,400	25,129	11,001	—	—	5,438	36,092	41,530	7,721	11/1/2008	1983
2460 Glebe Street	Carmel	IN	—	$2,108	57,741	486	—	—	2,120	58,215	60,335	5,868	5/1/2015	2008
701 East County Line Road	Greenwood	IN	—	$1,830	14,303	714	—	—	1,830	15,017	16,847	2,699	12/1/2011	2007
8505 Woodfield Crossing Boulevard	Indianapolis	IN	—	2,785	16,396	5,940	—	(1,925)	2,785	20,411	23,196	7,859	1/11/2002	1986
2501 Friendship Boulevard	Kokomo	IN	—	512	13,009	93	—	—	512	13,102	13,614	391	12/27/2017	1997
603 Saint Joseph Drive	Kokomo	IN	—	220	5,899	736	—	—	220	6,635	6,855	1,746	9/1/2008	1998
1211 Longwood Drive	La Porte	IN	—	770	5,550	549	—	—	770	6,099	6,869	1,637	9/1/2008	1998
1590 West Timberview Drive	Marion	IN	—	410	5,409	220	—	—	410	5,629	6,039	1,606	9/1/2008	2000
1473 East McKay Road	Shelbyville	IN	—	190	5,328	123	—	—	190	5,451	5,641	1,536	9/1/2008	1999
17441 State Road 23	South Bend	IN	—	400	3,107	—	—	(182)	400	2,925	3,325	1,161	2/28/2003	1998
222 South 25th Street	Terra Haute	IN	—	300	13,115	493	—	—	300	13,608	13,908	3,754	9/1/2008	2005
150 Fox Ridge Drive	Vincennes	IN	—	110	3,603	1,144	—	—	110	4,747	4,857	1,338	9/1/2008	1985
510 West 7th Street	Ellinwood	KS	—	130	1,137	556	—	(204)	130	1,489	1,619	824	4/1/1995	1972
1501 Inverness Drive	Lawrence	KS	—	1,600	18,565	585	—	—	1,755	18,995	20,750	5,067	10/1/2009	1988
5799 Broadmoor Street	Mission	KS	—	1,522	7,246	1,094	—	—	1,522	8,340	9,862	460	1/17/2017	1986
3501 West 95th Street	Overland Park	KS	—	2,568	15,140	4,224	—	(1,677)	2,580	17,675	20,255	7,110	1/11/2002	1989
6555 West 75th Street	Overland Park	KS	—	1,274	1,126	13,808	—	(994)	1,487	13,727	15,214	5,102	10/25/2002	1985
6700 W. 115th Street	Overland Park	KS	—	4,503	29,387	123	—	—	4,503	29,510	34,013	737	1/3/2018	2006
981 Campbell Lane	Bowling Green	KY	—	365	4,345	494	—	(203)	365	4,636	5,001	1,641	11/19/2004	1999
102 Leonardwood Drive	Frankfort	KY	—	560	8,282	1,240	—	(60)	560	9,462	10,022	3,156	8/31/2006	1989
4190 Lafayette Road	Hopkinsville	KY	—	316	3,761	217	—	(193)	316	3,785	4,101	1,350	11/19/2004	1999
690 Mason Headley Road (7)	Lexington	KY	7,976	—	10,848	11,647	—	(990)	—	21,505	21,505	10,788	1/11/2002	1985
700 Mason Headley Road (7)	Lexington	KY	1,856	—	6,394	7,383	—	(714)	—	13,063	13,063	5,810	1/11/2002	1980
200 Brookside Drive	Louisville	KY	—	3,524	20,779	6,185	—	(2,608)	3,549	24,331	27,880	9,981	1/11/2002	1984
1517 West Broadway	Mayfield	KY	—	268	2,730	765	—	(157)	268	3,338	3,606	1,213	11/19/2004	1999
1700 Elmdale Road	Paducah	KY	—	450	5,358	851	—	(245)	451	5,963	6,414	2,073	11/19/2004	2000

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
100 Neighborly Way	Somerset	KY	—	200	4,919	265	—	—	200	5,184	5,384	1,586	11/6/2006	2000
2661 North Boulevard	Baton Rouge	LA	—	199	1,067	—	—	—	199	1,067	1,266	104	1/29/2015	2000
7656 Realtors Avenue	Baton Rouge	LA	—	99	907	—	—	—	99	907	1,006	89	1/29/2015	2005
137 Veterans Boulevard	Denham Springs	LA	—	228	1,536	—	—	—	228	1,536	1,764	150	1/29/2015	2007
2995 Race Street	Jackson	LA	—	30	845	—	—	—	30	845	875	83	1/29/2015	2002
24660 Plaza Drive	Plaquemine	LA	—	99	1,043	24	—	—	99	1,067	1,166	104	1/29/2015	2000
17392 Vallee Court	Prairieville	LA	—	99	837	50	—	—	99	887	986	86	1/29/2015	2001
35 Millbury Street	Auburn	MA	—	1,510	7,000	463	(5,176)	(1,854)	364	1,579	1,943	261	8/8/2008	1977
1295 Boylston Street	Boston	MA	—	7,600	18,140	2,511	—	—	7,625	20,626	28,251	3,944	1/26/2011	1930
11 Fan Pier Boulevard / 50 Northern Avenue (6)	Boston	MA	620,000	52,643	784,954	(653)	—	—	52,643	784,301	836,944	91,865	5/7/2014	2013
549 Albany Street	Boston	MA	—	4,576	45,029	—	—	—	4,569	45,036	49,605	6,005	8/22/2013	1895
330 Baker Avenue	Concord	MA	—	3,775	19,906	—	—	—	3,775	19,906	23,681	1,949	1/29/2015	2013
370 Lunenburg Street	Fitchburg	MA	—	330	3,361	32	(2,284)	(881)	65	493	558	—	8/8/2008	1994
165 Mill Street	Leominster	MA	—	1,520	8,703	751	(6,927)	(2,334)	249	1,464	1,713	332	8/8/2008	1966
4 Maguire Road	Lexington	MA	—	3,600	15,555	1,966	(7,255)	—	3,884	9,982	13,866	2,889	12/22/2008	1994
100 Hampshire Street	Mansfield	MA	—	2,090	8,215	1,005	—	—	2,486	8,824	11,310	1,756	12/22/2010	1975
15 Hampshire Street	Mansfield	MA	—	1,360	7,326	495	—	—	1,748	7,433	9,181	1,526	12/22/2010	1988
5 Hampshire Street	Mansfield	MA	—	1,190	5,737	99	—	—	1,190	5,836	7,026	1,147	12/22/2010	1988
176 West Street	Milford	MA	—	510	3,039	607	(1,986)	(797)	146	1,227	1,373	547	8/8/2008	1989
108 Elm Street	Millbury	MA	—	160	767	—	(588)	(201)	30	108	138	—	8/8/2008	1950
30 New Crossing Road	Reading	MA	—	1,443	14,153	111	—	—	1,443	14,264	15,707	2,245	9/27/2012	1986
407 Main Street	Spencer	MA	—	270	2,607	475	(1,807)	(682)	50	813	863	429	8/8/2008	1992
106 East Main Street	Westborough	MA	—	920	6,956	269	(4,901)	(1,828)	186	1,230	1,416	148	8/8/2008	1986
112 East Main Street	Westborough	MA	—	230	135	—	(274)	(37)	38	16	54	—	8/8/2008	1900
299 Cambridge Street	Winchester	MA	—	3,218	18,988	10,672	—	(1,679)	3,218	27,981	31,199	10,261	1/11/2002	1991
135 Gold Star Boulevard	Worcester	MA	—	865	10,912	1,222	(8,056)	(3,007)	155	1,781	1,936	142	8/8/2008	1989
425 North Lake Avenue	Worcester	MA	—	1,200	6,176	119	(4,710)	(1,625)	232	928	1,160	29	8/8/2008	1985
630 Plantation Street	Worcester	MA	—	770	10,408	693	(7,359)	(2,749)	115	1,648	1,763	331	8/8/2008	1990
2717 Riva Road	Annapolis	MD	—	1,290	12,373	548	—	—	1,290	12,921	14,211	3,510	3/31/2008	2001
658 Boulton Street	Bel Air	MD	—	4,750	16,504	2	—	—	4,750	16,506	21,256	4,591	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	—	408	3,421	642	—	(298)	408	3,765	4,173	1,528	10/25/2002	2000
8100 Connecticut Avenue	Chevy Chase	MD	—	15,170	92,830	5,855	—	(1,117)	15,170	97,568	112,738	18,267	12/15/2011	1990

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
8220 Snowden River Parkway	Columbia	MD	—	1,390	10,303	792	—	—	1,390	11,095	12,485	2,903	3/31/2008	2001
700 Port Street	Easton	MD	—	383	4,555	2,994	—	(397)	394	7,141	7,535	2,489	10/25/2002	2000
3004 North Ridge Road	Ellicott City	MD	—	1,409	22,691	7,468	—	(1,814)	1,443	28,311	29,754	10,105	3/1/2004	1997
1820 Latham Drive	Frederick	MD	—	385	3,444	672	—	(331)	385	3,785	4,170	1,506	10/25/2002	1998
2100 Whittier Drive	Frederick	MD	—	1,260	9,464	934	—	—	1,260	10,398	11,658	2,812	3/31/2008	1999
10116 Sharpsburg Pike	Hagerstown	MD	—	1,040	7,471	4,266	—	—	1,044	11,733	12,777	2,796	3/31/2008	1999
4000 Old Court Road	Pikesville	MD	—	2,000	4,974	734	—	—	2,000	5,708	7,708	1,409	12/22/2008	1987
12725 Twinbrook Parkway	Rockville	MD	—	6,138	6,526	391	—	—	6,138	6,917	13,055	408	7/12/2017	1968
715 Benfield Road	Severna Park	MD	—	229	9,798	1,657	—	(769)	242	10,673	10,915	4,341	10/25/2002	1998
14400 Homecrest Road	Silver Spring	MD	—	1,200	9,288	6,828	—	(1,270)	1,207	14,839	16,046	5,325	10/25/2002	1996
801 Roeder Road	Silver Spring	MD	—	1,900	12,858	1,592	—	—	1,900	14,450	16,350	2,488	6/27/2012	1976
720 & 734 N. Pine Road	Hampton	MI	—	300	2,406	—	—	(142)	300	2,264	2,564	898	2/28/2003	1998
4004 & 4012 Waldo Road	Midland	MI	—	400	2,606	—	—	(162)	400	2,444	2,844	970	2/28/2003	1998
1605 & 1615 Fredericks Drive	Monroe	MI	—	300	2,506	—	—	(152)	300	2,354	2,654	934	2/28/2003	1998
3150 & 3100 Old Centre Road	Portage	MI	—	300	2,206	—	—	(133)	300	2,073	2,373	823	2/28/2003	1998
2445 & 2485 Mc Carty Road	Saginaw	MI	—	600	5,212	1	—	(305)	600	4,908	5,508	1,948	2/28/2003	1998
11855 Ulysses Street NE	Blaine	MN	—	2,774	9,276	386	—	—	2,774	9,662	12,436	1,468	12/21/2012	2007
1305 Corporate Center Drive	Eagan	MN	—	2,300	13,105	2,604	—	—	2,735	15,274	18,009	2,904	12/22/2010	1986
8301 Golden Valley Road	Golden Valley	MN	—	1,256	4,680	287	—	—	1,256	4,967	6,223	363	2/10/2016	1998
8401 Golden Valley Road	Golden Valley	MN	—	1,510	5,742	855	—	—	1,510	6,597	8,107	499	2/10/2016	1998
8501 Golden Valley Road	Golden Valley	MN	—	1,263	4,288	584	—	—	1,263	4,872	6,135	352	2/10/2016	1998
1201 Northland Drive	Mendota Heights	MN	—	1,220	10,208	1,250	—	—	1,461	11,217	12,678	2,337	1/25/2011	1989
12700 Whitewater Drive	Minnetonka	MN	—	5,453	8,108	4,880	—	—	5,453	12,988	18,441	292	10/2/2017	1998
20600 South Diamond Lake Road	Rogers	MN	—	2,760	45,789	1,802	—	—	2,852	47,499	50,351	13,302	3/1/2008	1999
2200 County Road C West	Roseville	MN	—	590	702	486	—	—	737	1,041	1,778	226	9/30/2011	1991
4166 Lexington Avenue N	Shoreview	MN	—	1,300	4,547	307	—	—	1,439	4,715	6,154	926	5/20/2011	1988
1365 Crestridge Lane	West St. Paul	MN	—	400	2,506	—	—	(292)	400	2,214	2,614	879	2/28/2003	1998
305 & 315 Thompson Avenue	West St. Paul	MN	—	400	3,608	99	—	(402)	400	3,305	3,705	1,312	2/28/2003	1998
5351 Gretna Road	Branson	MO	—	743	10,973	235	—	—	754	11,197	11,951	1,220	5/1/2015	2002
845 N New Ballas Court	Creve Coeur	MO	—	1,582	16,328	97	—	—	1,582	16,425	18,007	375	1/22/2018	2006
3828 College View Drive	Joplin	MO	—	260	11,382	290	—	(14)	260	11,658	11,918	2,146	8/31/2012	2003
14100 Magellan Plaza	Maryland Heights	MO	—	3,719	37,304	4,333	—	—	3,179	42,177	45,356	4,769	1/29/2015	2003
640 E Highland Avenue	Nevada	MO	—	311	5,703	137	—	—	311	5,840	6,151	616	5/1/2015	1997

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
2410 W Chesterfield Blvd	Springfield	MO	—	924	12,772	118	—	—	924	12,890	13,814	1,320	5/1/2015	1999
3540 East Cherokee Street	Springfield	MO	—	1,084	11,339	253	—	—	1,129	11,547	12,676	1,221	5/1/2015	1996
4700 North Hanley Road	St. Louis	MO	—	5,166	41,587	131	—	—	5,166	41,718	46,884	4,082	1/29/2015	2014
1 Lincoln Road	Hattiesburg	MS	—	1,269	11,691	204	—	—	1,277	11,887	13,164	1,711	3/22/2013	2005
1488 Belk Boulevard	Oxford	MS	—	450	5,791	764	—	—	388	6,617	7,005	2,023	10/1/2006	2000
108 Clarington Drive	Southaven	MS	—	450	5,795	1,010	—	—	450	6,805	7,255	2,061	10/1/2006	2000
1547 North Hunters Way	Bozeman	MT	—	1,616	27,750	93	—	—	1,624	27,835	29,459	2,830	5/1/2015	2008
118 Alamance Road	Burlington	NC	—	575	9,697	920	—	(84)	575	10,533	11,108	2,153	6/20/2011	1998
1050 Crescent Green Drive	Cary	NC	—	713	4,628	2,139	—	(731)	713	6,036	6,749	2,468	10/25/2002	1999
2220 & 2230 Farmington Drive	Chapel Hill	NC	—	800	6,414	—	—	(375)	800	6,039	6,839	2,397	2/28/2003	1996
2101 Runnymede Lane	Charlotte	NC	—	2,475	11,451	878	—	(87)	2,458	12,259	14,717	2,761	6/20/2011	1999
5920 McChesney Drive	Charlotte	NC	—	820	7,790	838	—	—	820	8,628	9,448	2,172	11/17/2009	2001
6101 Clarke Creek Parkway	Charlotte	NC	—	500	13,960	36	—	—	500	13,996	14,496	3,595	11/17/2009	1999
500 Penny Lane NE	Concord	NC	—	1,687	17,603	83	—	—	1,687	17,686	19,373	1,415	6/29/2016	1997
1002 Highway 54	Durham	NC	—	595	5,200	232	—	(62)	595	5,370	5,965	1,094	6/20/2011	1988
4505 Emperor Boulevard	Durham	NC	—	1,285	16,932	361	—	—	1,285	17,293	18,578	538	10/11/2017	2001
5213 South Alston Avenue	Durham	NC	—	1,093	31,377	37	—	—	1,093	31,414	32,507	3,075	1/29/2015	2010
2755 Union Road	Gastonia	NC	—	1,104	17,834	202	—	—	1,104	18,036	19,140	1,743	6/29/2016	1998
1001 Phifer Road	Kings Mountain	NC	—	655	8,283	565	—	(89)	657	8,757	9,414	1,852	6/23/2011	1998
128 Brawley School Road	Mooresville	NC	—	595	7,305	586	—	(67)	595	7,824	8,419	1,630	6/23/2011	1999
1309 , 1321, & 1325 McCarthy Boulevard	New Bern	NC	—	1,245	20,898	496	—	(159)	1,245	21,235	22,480	4,122	6/20/2011	2001/2005/2008
13150 Dorman Road	Pineville	NC	—	550	7,570	1,227	—	—	550	8,797	9,347	2,118	11/17/2009	1998
13180 Dorman Road	Pineville	NC	—	630	15,230	7	—	—	630	15,237	15,867	3,910	11/17/2009	1998
801 Dixie Trail	Raleigh	NC	—	3,233	17,788	18	—	—	3,236	17,803	21,039	1,757	6/29/2016	1992
2744 South 17th Street	Wilmington	NC	—	1,134	14,771	409	—	—	1,139	15,175	16,314	1,723	4/18/2016	1998
1730 Parkwood Boulevard West	Wilson	NC	—	610	14,787	332	—	(163)	610	14,956	15,566	2,946	6/20/2011	2004/2006
1700 Furnace Street	Ashland	NE	—	28	1,823	1,388	—	(618)	28	2,593	2,621	1,134	7/1/2000	1965
414 North Wilson Street	Blue Hill	NE	—	56	1,064	844	—	(349)	56	1,559	1,615	662	7/1/2000	1967
2720 South 17th Ave	Central City	NE	—	21	919	655	—	(381)	21	1,193	1,214	572	7/1/2000	1969
1112 15th Street	Columbus	NE	—	89	561	472	—	(295)	88	739	827	349	7/1/2000	1955
800 Stoeger Drive	Grand Island	NE	—	119	1,446	1,415	—	(411)	119	2,450	2,569	1,280	4/1/1995	1963
700 South Highway 6	Gretna	NE	—	237	673	956	—	(327)	250	1,289	1,539	570	7/1/2000	1972

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
1100 West First Street	Milford	NE	—	24	880	858	—	(416)	24	1,322	1,346	566	7/1/2000	1967
510 Centennial Circle	North Platte	NE	—	370	8,968	639	—	—	370	9,607	9,977	2,615	2/17/2008	1988
17007 Elm Plaza	Omaha	NE	—	4,680	22,022	—	—	—	4,680	22,022	26,702	5,712	8/21/2008	2007
3030 South 80th Street	Omaha	NE	—	650	5,850	1,240	—	(327)	650	6,763	7,413	2,130	6/3/2005	1992
333 Maple Street	Sutherland	NE	—	19	1,251	516	—	(291)	19	1,476	1,495	634	7/1/2000	1970
1350 Centennial Avenue	Utica	NE	—	21	569	513	—	(185)	21	897	918	388	7/1/2000	1966
11041 North 137th Street	Waverly	NE	—	529	686	617	—	(461)	529	842	1,371	396	7/1/2000	1989
55 Corporate Drive	Bridgewater	NJ	—	2,782	66,441	—	—	—	2,782	66,441	69,223	6,506	1/29/2015	1986
490 Cooper Landing Road	Cherry Hill	NJ	—	1,001	8,175	1,892	—	(258)	1,001	9,809	10,810	3,412	12/29/2003	1999
1400 Route 70	Lakewood	NJ	—	4,885	28,803	2,668	—	(2,011)	4,905	29,440	34,345	12,569	1/11/2002	1987
2 Hillside Drive	Mt. Arlington	NJ	—	1,375	11,232	810	—	(399)	1,393	11,625	13,018	4,375	12/29/2003	2001
655 Pomander Walk	Teaneck	NJ	—	4,950	44,550	3,132	—	(985)	4,984	46,663	51,647	9,541	12/15/2011	1989
10500 Academy Road NE	Albuquerque	NM	—	3,828	22,572	7,433	—	(1,945)	3,828	28,060	31,888	10,504	1/11/2002	1986
4100 Prospect Avenue NE	Albuquerque	NM	—	540	10,105	8	—	—	540	10,113	10,653	2,834	10/30/2007	1977
4300 Landau Street NE	Albuquerque	NM	—	1,060	9,875	8	—	—	1,060	9,883	10,943	2,769	10/30/2007	1973
4411 The 25 Way	Albuquerque	NM	—	3,480	25,245	4,570	—	—	3,931	29,364	33,295	6,128	12/22/2010	1970
4420 The 25 Way	Albuquerque	NM	—	1,430	2,609	356	—	—	1,614	2,781	4,395	673	12/22/2010	1970
9190 Coors Boulevard NW	Albuquerque	NM	—	1,660	9,173	8	—	—	1,660	9,181	10,841	2,573	10/30/2007	1983
2200 East Long Street	Carson City	NV	—	622	17,900	259	—	—	622	18,159	18,781	1,919	5/1/2015	2009
3201 Plumas Street	Reno	NV	—	2,420	49,580	6,821	—	(815)	2,420	55,586	58,006	9,962	12/15/2011	1989
6300 Eighth Avenue	Brooklyn	NY	—	3,870	8,545	59	—	—	3,870	8,604	12,474	2,218	8/8/2008	1971
5823 Widewaters Parkway	Dewitt	NY	—	600	5,004	1,342	—	—	832	6,114	6,946	1,157	9/30/2011	1991
4939 Brittonfield Parkway	East Syracuse	NY	—	720	17,084	1,678	—	—	1,046	18,436	19,482	4,732	9/30/2008	2001
5008 Brittonfield Parkway (6)	East Syracuse	NY	2,037	420	18,407	672	—	—	711	18,788	19,499	4,897	7/9/2008	1999
200 Old County Road	Mineola	NY	—	4,920	24,056	9,288	—	—	4,920	33,344	38,264	5,934	9/30/2011	1971
15 North Broadway	White Plains	NY	—	4,900	13,594	3,011	—	—	4,900	16,605	21,505	3,481	1/26/2009	1952
537 Riverdale Avenue	Yonkers	NY	—	8,460	90,561	10,515	—	(99)	8,465	100,972	109,437	17,601	8/31/2012	2000
4590 Knightsbridge Boulevard	Columbus	OH	—	3,623	27,778	14,159	—	(2,719)	3,690	39,151	42,841	13,991	1/11/2002	1989
3929 Hoover Road	Grove City	OH	—	332	3,081	791	—	—	332	3,872	4,204	2,257	6/4/1993	1965
7555 Innovation Way	Mason	OH	—	1,025	12,883	—	—	—	1,025	12,883	13,908	725	10/6/2016	2015
5260 Naiman Parkway	Solon	OH	—	450	2,305	1,412	—	—	811	3,356	4,167	632	12/22/2010	1975
5370 Naiman Parkway	Solon	OH	—	550	2,147	1,140	—	—	616	3,221	3,837	496	9/30/2011	1975
1808 SE 182nd Avenue	Portland	OR	—	1,295	17,085	138	—	—	1,307	17,211	18,518	1,817	5/1/2015	1997

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
8709 S.E. Causey Avenue	Portland	OR	—	3,303	77,428	207	—	—	3,303	77,635	80,938	7,613	5/1/2015	1985 / 1991
71 Darlington Road	Beaver Falls	PA	—	1,500	13,500	477	—	(817)	1,523	13,137	14,660	4,379	10/31/2005	1997
950 Morgan Highway	Clarks Summit	PA	—	1,001	8,233	509	—	(277)	1,017	8,449	9,466	3,116	12/29/2003	2001
145 Broadlawn Drive	Elizabeth	PA	—	696	6,304	689	—	(485)	696	6,508	7,204	2,201	10/31/2005	1986
600 N. Pottstown Pike	Exton	PA	—	1,001	8,233	1,092	—	(308)	1,001	9,017	10,018	3,313	12/29/2003	2000
242 Baltimore Pike	Glen Mills	PA	—	1,001	8,233	492	—	(382)	1,001	8,343	9,344	3,142	12/29/2003	2001
20 Capital Drive	Harrisburg	PA	—	397	9,333	—	—	—	397	9,333	9,730	914	1/29/2015	2013
723 Dresher Road	Horsham	PA	—	1,010	4,456	437	—	—	1,010	4,893	5,903	906	12/22/2010	1983
210 Mall Boulevard	King of Prussia	PA	—	1,540	4,743	2,184	—	—	1,540	6,927	8,467	1,514	8/8/2008	1970
216 Mall Boulevard	King of Prussia	PA	—	880	2,871	1,278	—	—	978	4,051	5,029	643	1/26/2011	1970
5300 Old William Penn Highway	Murrysville	PA	—	300	2,506	—	—	(272)	300	2,234	2,534	886	2/28/2003	1998
800 Manor Drive	New Britain (Chalfont)	PA	—	979	8,052	560	—	(361)	981	8,249	9,230	3,130	12/29/2003	1998
7151 Saltsburg Road	Penn Hills	PA	—	200	904	—	—	(103)	200	801	1,001	318	2/28/2003	1997
5750 Centre Avenue	Pittsburgh	PA	—	3,000	11,828	2,928	—	—	4,053	13,703	17,756	3,612	6/11/2008	1991
730 Holiday Drive	Pittsburgh	PA	—	2,480	6,395	3,644	—	—	2,711	9,808	12,519	2,330	12/22/2010	1985
3043 Walton Road	Plymouth Meeting	PA	—	1,680	9,187	1,046	—	—	1,713	10,200	11,913	1,708	9/30/2011	1969
1400 Riggs Road	South Park	PA	—	898	8,102	261	—	(552)	898	7,811	8,709	2,600	10/31/2005	1995
700 Northampton Street	Tiffany Court (Kingston)	PA	—	—	5,682	1,461	—	(359)	4	6,780	6,784	2,430	12/29/2003	1997
5250 Meadowgreen Drive	Whitehall	PA	—	1,599	14,401	2,822	—	(976)	1,599	16,247	17,846	4,975	10/31/2005	1987
55 Oaklawn Avenue	Cranston	RI	—	261	9,757	71	—	—	261	9,828	10,089	1,004	5/1/2015	1995
1304 McLees Road	Anderson	SC	—	295	3,509	216	—	(147)	295	3,578	3,873	1,313	11/19/2004	1999
109 Old Salem Road	Beaufort	SC	—	188	2,234	746	—	(193)	188	2,787	2,975	1,163	11/19/2004	1999
1119 Pick Pocket Plantation Drive	Beaufort	SC	—	1,200	10,810	832	—	(72)	1,200	11,570	12,770	2,505	6/20/2011	2005
719 Kershaw Highway	Camden	SC	—	322	3,697	1,090	—	(299)	322	4,488	4,810	1,579	11/19/2004	1999
2333 Ashley River Road	Charleston	SC	—	848	14,000	1,942	—	(123)	871	15,796	16,667	3,204	6/20/2011	1999
320 Seven Farms Drive	Charleston	SC	—	1,092	6,605	1,151	—	(22)	1,092	7,734	8,826	1,410	5/29/2012	1998
201 Executive Center Drive	Columbia	SC	—	390	4,659	1,888	—	—	390	6,547	6,937	1,276	12/22/2010	1985
251 Springtree Drive	Columbia	SC	—	300	1,905	—	—	(112)	300	1,793	2,093	712	2/28/2003	1998
3 Summit Terrace	Columbia	SC	—	610	7,900	785	—	—	610	8,685	9,295	2,198	11/17/2009	2002
7909 Parklane Road	Columbia	SC	—	1,580	4,520	689	—	—	1,580	5,209	6,789	1,155	9/30/2011	1990
355 Berkmans Lane	Greenville	SC	—	700	7,240	640	—	—	700	7,880	8,580	1,981	11/17/2009	2002
116 Enterprise Court	Greenwood	SC	—	310	2,790	367	—	(152)	310	3,005	3,315	1,016	6/3/2005	1999
1901 West Carolina Avenue	Hartsville	SC	—	401	4,775	573	—	(229)	401	5,119	5,520	1,849	11/19/2004	1999

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
218 Old Chapin Road	Lexington	SC	—	363	4,322	563	—	(231)	363	4,654	5,017	1,682	11/19/2004	1999
491 Highway 17	Little River	SC	—	750	9,018	1,093	—	(38)	750	10,073	10,823	2,071	6/23/2011	2000
1010 Anna Knapp Boulevard	Mt. Pleasant	SC	—	1,797	6,132	—	—	—	1,797	6,132	7,929	633	6/29/2016	1997
601 Mathis Ferry Road	Mt. Pleasant	SC	—	1,687	12,612	7	—	—	1,687	12,619	14,306	1,167	6/29/2016	1999
937 Bowman Road	Mt. Pleasant	SC	—	3,898	31,613	6,289	—	(77)	3,907	37,816	41,723	7,277	7/1/2012	1997 / 1983
9547 Highway 17 North	Myrtle Beach	SC	—	543	3,202	8,056	—	(343)	556	10,902	11,458	3,416	1/11/2002	1980
2306 Riverbank Drive	Orangeburg	SC	—	303	3,607	709	—	(219)	303	4,097	4,400	1,508	11/19/2004	1999
1920 Ebenezer Road	Rock Hill	SC	—	300	1,705	—	—	(162)	300	1,543	1,843	612	2/28/2003	1998
15855 Wells Highway	Seneca	SC	—	396	4,714	476	—	(184)	396	5,006	5,402	1,853	11/19/2004	2000
One Southern Court	West Columbia	SC	—	520	3,831	594	—	—	557	4,388	4,945	961	12/22/2010	2000
1251 Arizona Ave S.W.	Huron	SD	—	45	968	—	—	—	45	968	1,013	658	6/30/1992	1968
1345 Michigan Ave SW	Huron	SD	—	144	3,108	3	—	—	144	3,111	3,255	2,114	6/30/1992	1968
3600 S. Norton	Sioux Falls	SD	—	253	3,062	2	—	—	253	3,064	3,317	2,085	6/30/1992	1960
6716 Nolensville Road	Brentwood	TN	—	1,528	6,037	137	—	—	1,528	6,174	7,702	958	11/30/2012	2010
207 Uffelman Drive	Clarksville	TN	—	320	2,994	628	—	—	320	3,622	3,942	1,165	12/31/2006	1997
51 Patel Way	Clarksville	TN	—	800	10,322	5,328	—	(25)	802	15,623	16,425	2,089	12/19/2012	2005
2900 Westside Drive NW	Cleveland	TN	—	305	3,627	748	—	(213)	305	4,162	4,467	1,455	11/19/2004	1998
1010 East Spring Street	Cookeville	TN	—	322	3,828	623	—	(170)	322	4,281	4,603	1,537	11/19/2004	1998
105 Sunrise Circle	Franklin	TN	—	322	3,833	865	—	(186)	329	4,505	4,834	1,544	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	—	280	3,327	424	—	(160)	280	3,591	3,871	1,240	11/19/2004	1998
2025 Caldwell Drive	Goodlettsville	TN	—	400	3,507	8,547	—	(202)	400	11,852	12,252	1,792	2/28/2003	1998
1200 North Parkway	Jackson	TN	—	295	3,506	351	—	(207)	299	3,646	3,945	1,330	11/19/2004	1999
550 Deer View Way	Jefferson City	TN	—	940	8,057	849	—	—	943	8,903	9,846	1,309	10/15/2013	2001
10914 Kingston Pike (6)	Knoxville	TN	10,443	613	12,410	99	—	—	613	12,509	13,122	219	6/29/2018	2008
3020 Heatherton Way	Knoxville	TN	—	304	3,618	1,811	—	(296)	304	5,133	5,437	1,763	11/19/2004	1998
3030 Holbrook Drive (6)	Knoxville	TN	5,998	352	7,128	88	—	—	352	7,216	7,568	129	6/29/2018	1999
100 Chatuga Drive West	Loudon	TN	—	580	16,093	12,692	—	—	580	28,785	29,365	444	1/19/2018	2003
511 Pearson Springs Road	Maryville	TN	—	300	3,207	100	—	(192)	300	3,115	3,415	1,236	2/28/2003	1998
1710 Magnolia Boulevard	Nashville	TN	—	750	6,750	4,531	—	(390)	750	10,891	11,641	3,518	6/3/2005	1979
350 Volunteer Drive	Paris	TN	—	110	12,100	14	—	—	110	12,114	12,224	1,270	6/29/2016	1997
971 State Hwy 121	Allen	TX	—	2,590	17,912	—	—	—	2,590	17,912	20,502	4,646	8/21/2008	2006
1111 W. 34th Street	Austin	TX	—	400	21,021	1,340	—	—	692	22,069	22,761	5,705	6/25/2008	1975
6818 Austin Center Boulevard	Austin	TX	—	1,540	27,467	1,581	—	—	1,585	29,003	30,588	7,418	10/31/2008	1994

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
6937 N Interstate Hwy 35	Austin	TX	—	760	5,186	215	—	—	820	5,341	6,161	1,059	1/26/2011	1980
7600 N Capital Texas Highway	Austin	TX	—	300	4,557	353	—	—	300	4,910	5,210	933	12/22/2010	1996
4620 Bellaire Boulevard	Bellaire	TX	—	1,238	11,010	3,408	—	(59)	1,238	14,359	15,597	7,720	10/1/2012	1991
120 Crosspoint Drive	Boerne	TX	—	220	4,926	141	—	—	227	5,060	5,287	1,392	2/7/2008	1990
4015 Interstate 45	Conroe	TX	—	620	14,074	661	—	—	620	14,735	15,355	3,081	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	—	2,300	25,200	4,923	—	(583)	2,313	29,527	31,840	5,501	12/15/2011	1989
7831 Park Lane	Dallas	TX	—	4,709	27,768	18,619	—	(2,148)	4,747	44,201	48,948	14,035	1/11/2002	1990
1575 Belvidere Street	El Paso	TX	—	2,301	13,567	2,832	—	(1,029)	2,313	15,358	17,671	6,238	1/11/2002	1987
96 Frederick Road	Fredericksburg	TX	—	280	4,866	5,178	—	—	280	10,044	10,324	1,870	2/7/2008	1999
6435 S.F.M. 549	Heath	TX	—	1,135	7,892	297	—	—	1,135	8,189	9,324	1,244	12/31/2012	2004
13215 Dotson Road	Houston	TX	—	990	13,887	1,073	—	—	990	14,960	15,950	2,439	7/17/2012	2007
777 North Post Oak Road	Houston	TX	—	5,537	32,647	21,107	—	(3,119)	5,540	50,632	56,172	17,203	1/11/2002	1989
10030 North MacArthur Boulevard	Irving	TX	—	2,186	15,869	376	—	—	2,186	16,245	18,431	1,558	1/29/2015	1999
4770 Regent Boulevard	Irving	TX	—	2,830	15,082	3,515	—	—	2,830	18,597	21,427	4,473	6/25/2008	1995
9812 Slide Road	Lubbock	TX	—	1,110	9,798	—	—	—	1,110	9,798	10,908	2,103	6/4/2010	2009
605 Gateway Central	Marble Falls	TX	—	1,440	7,125	855	—	(34)	1,440	7,946	9,386	1,490	12/19/2012	1994 / 2002
7150 N. President George Bush Turnpike	North Garland	TX	—	1,981	8,548	437	—	—	1,981	8,985	10,966	1,285	12/31/2012	2006
2265 North Lakeshore Drive	Rockwall	TX	—	497	3,582	—	—	—	497	3,582	4,079	351	1/29/2015	2013
18302 Talavera Ridge	San Antonio	TX	—	6,855	30,630	—	—	—	6,855	30,630	37,485	2,999	1/29/2015	2008
21 Spurs Lane (6)	San Antonio	TX	13,146	3,141	23,142	594	—	—	3,141	23,736	26,877	2,813	4/10/2014	2006
311 West Nottingham Place	San Antonio	TX	—	4,283	25,256	9,721	—	(2,361)	4,296	32,603	36,899	12,454	1/11/2002	1989
511 Knights Cross Drive	San Antonio	TX	—	1,200	6,500	36	—	—	1,200	6,536	7,736	1,703	11/17/2009	2003
575 Knights Cross Drive	San Antonio	TX	—	1,100	13,900	375	—	—	1,100	14,275	15,375	3,778	11/17/2009	2003
301 East Airline Road	Victoria	TX	—	99	1,635	12	—	—	99	1,647	1,746	161	1/29/2015	1977
5055 West Panther Creek Drive	Woodlands	TX	—	3,694	21,782	4,215	—	(2,528)	3,701	23,462	27,163	10,120	1/11/2002	1988
491 Crestwood Drive	Charlottesville	VA	—	641	7,633	1,661	—	(402)	641	8,892	9,533	3,039	11/19/2004	1998
1005 Elysian Place	Chesapeake	VA	—	2,370	23,705	360	—	(153)	2,381	23,901	26,282	4,761	6/20/2011	2006
2856 Forehand Drive	Chesapeake	VA	—	160	1,498	908	—	(215)	160	2,191	2,351	808	5/30/2003	1987
4027 Martinsburg Pike	Clear Brook	VA	—	3,775	21,768	—	—	—	3,775	21,768	25,543	2,131	1/29/2015	2013
4001 Fair Ridge Drive	Fairfax	VA	—	2,500	7,147	1,736	—	—	2,646	8,737	11,383	2,176	12/22/2008	1990
20 HeartFields Lane	Fredericksburg	VA	—	287	8,480	1,322	—	(685)	287	9,117	9,404	3,704	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	—	1,103	13,126	1,894	—	(667)	1,103	14,353	15,456	5,115	11/19/2004	1996
655 Denbigh Boulevard	Newport News	VA	—	581	6,921	1,344	—	(342)	584	7,920	8,504	2,582	11/19/2004	1998

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
6160 Kempsville Circle	Norfolk	VA	—	3,263	7,615	1,430	—	—	3,263	9,045	12,308	233	12/22/2017	1987
6161 Kempsville Road	Norfolk	VA	—	1,530	9,531	1,463	—	—	1,530	10,994	12,524	2,651	12/22/2008	1999
6311 Granby Street	Norfolk	VA	—	1,920	16,538	145	—	(188)	1,932	16,483	18,415	3,293	6/20/2011	2005
885 Kempsville Road	Norfolk	VA	—	1,780	8,354	1,346	—	—	1,780	9,700	11,480	2,742	5/20/2009	1981
531 Wythe Creek Road	Poquoson	VA	—	220	2,041	839	—	(212)	220	2,668	2,888	980	5/30/2003	1987
10800 Nuckols Road (6)	Glen Allen	VA	10,901	2,863	11,105	86	—	—	2,863	11,191	14,054	239	3/28/2018	2000
3000 Skipwith Road	Richmond	VA	—	732	8,717	731	—	(468)	732	8,980	9,712	3,195	11/19/2004	1999
9900 Independence Park Drive	Richmond	VA	—	326	3,166	34	—	—	326	3,200	3,526	616	11/22/2011	2005
9930 Independence Park Drive	Richmond	VA	—	604	4,975	163	—	—	604	5,138	5,742	881	11/22/2011	2005
5620 Wesleyan Drive	Virginia Beach	VA	—	893	7,926	1,686	—	(26)	893	9,586	10,479	5,392	9/1/2012	1990
4132 Longhill Road	Williamsburg	VA	—	270	2,468	1,144	—	(200)	270	3,412	3,682	1,243	5/30/2003	1987
440 McLaws Circle	Williamsburg	VA	—	1,466	17,340	42	—	—	1,466	17,382	18,848	1,617	6/29/2016	1998
21717 30th Drive SE	Bothell	WA	—	3,012	12,582	—	—	—	3,012	12,582	15,594	1,861	2/14/2013	1998
21823 30th Drive SE	Bothell	WA	—	2,627	12,657	—	—	—	2,627	12,657	15,284	1,872	2/14/2013	2000
10330 4th Avenue W	Everett	WA	—	813	6,844	43	—	—	819	6,881	7,700	692	5/1/2015	1997
516 Kenosia Avenue South	Kent	WA	—	1,300	8,458	2,655	—	—	1,341	11,072	12,413	1,915	7/31/2012	1971
204 N. First Street	La Conner	WA	—	321	12,368	67	—	—	321	12,435	12,756	1,228	5/1/2015	1998
2956 152nd Ave NE	Redmond	WA	—	5,120	16,683	5,782	—	—	5,136	22,449	27,585	3,325	1/9/2013	1990
555 16th Avenue	Seattle	WA	—	256	4,869	68	—	(513)	256	4,424	4,680	2,778	11/1/1993	1964
18740 West Bluemound Road	Brookfield	WI	—	832	3,849	4,316	—	(1,354)	832	6,811	7,643	3,294	12/28/1990	1964
3003 West Good Hope Road	Glendale	WI	—	1,500	33,747	—	—	—	1,500	33,747	35,247	7,804	9/30/2009	1963
7007 North Range Line Road	Glendale	WI	—	250	3,797	—	—	—	250	3,797	4,047	878	9/30/2009	1964
215 Washington Street	Grafton	WI	—	500	10,058	—	—	—	500	10,058	10,558	2,326	9/30/2009	2009
N168W22022 Main Street	Jackson	WI	—	188	5,962	380	—	—	192	6,338	6,530	734	12/1/2014	2005
8351 Sheridan Road	Kenosha	WI	—	750	7,669	148	—	—	750	7,817	8,567	2,156	1/1/2008	2000
5601 Burke Road	Madison	WI	—	700	7,461	99	—	—	712	7,548	8,260	2,064	1/1/2008	2000
7707 N. Brookline Drive	Madison	WI	—	2,615	35,545	751	—	—	2,631	36,280	38,911	4,010	12/1/2014	1999 / 2004
10803 North Port Washington Road	Mequon	WI	—	800	8,388	409	—	(25)	805	8,767	9,572	2,448	1/1/2008	1999
701 East Puetz Road	Oak Creek	WI	—	650	18,396	374	—	—	664	18,756	19,420	5,211	1/1/2008	2001
W231 N1440 Corporate Court	Pewaukee	WI	—	3,900	41,140	—	—	—	3,900	41,140	45,040	9,514	9/30/2009	1994
8348 & 8400 Washington Avenue	Racine	WI	—	1,150	22,436	—	—	—	1,150	22,436	23,586	5,188	9/30/2009	1986
1221 North 26th Street	Sheboygan	WI	—	300	975	—	—	—	300	975	1,275	226	9/30/2009	1987
1222 North 23rd Street	Sheboygan	WI	—	120	4,014	—	—	—	120	4,014	4,134	928	9/30/2009	1987

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2018
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired (5)	Original Construction Date
2414 Kohler Memorial Drive	Sheboygan	WI	—	1,400	35,168	—	—	—	1,400	35,168	36,568	8,133	9/30/2009	1986
1125 N Edge Trail	Verona	WI	—	1,365	9,581	1,344	—	—	1,365	10,925	12,290	1,735	11/1/2013	2001
1451 Cleveland Avenue	Waukesha	WI	—	68	3,452	3,203	—	(438)	68	6,217	6,285	3,954	12/28/1990	1958
3289 North Mayfair Road	Wauwatosa	WI	—	2,300	6,245	—	—	—	2,300	6,245	8,545	1,444	9/30/2009	1964
5301 West Lincoln Avenue	West Allis	WI	—	1,600	20,377	7,461	—	—	1,600	27,838	29,438	6,824	1/1/2008	2001
503 South 18th Street	Laramie	WY	—	191	3,632	970	—	(666)	194	3,933	4,127	2,381	12/30/1993	1964
1901 Howell Avenue	Worland	WY	—	132	2,508	1,431	—	(520)	132	3,419	3,551	1,905	12/30/1993	1970
	Total		$744,580	$832,097	$6,325,573	$899,521	$(58,180)	$(122,711)	$844,567	$7,031,733	$7,876,300	$1,534,392
Note:    The above table excludes properties classified as held for sale as of December 31, 2018

(1)	Represents mortgage debts and capital leases, excluding the unamortized balance of fair value adjustments totaling approximately $0.4 million.

(2)	Represents reclassifications between accumulated depreciation and buildings, improvements & equipment made to record certain properties at fair value in accordance with GAAP.

(3)	Aggregate cost for federal income tax purposes is approximately $8.9 billion.

(4)	We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.

(5)	For assets transferred to us upon our spin off from our former parent entity, indicates the dates acquired by our former parent entity.

(6)	These properties are collateral for our $734.7 million of mortgage debts.

(7)	These properties are subject to our $9.8 million of capital leases.

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(dollars are in thousands)

Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance as of December 31, 2015	7,456,940	1,147,540
Additions	317,392	188,445
Disposals	(43,809)	(7,974)
Reclassification of assets held for sale	(112,976)	(57,295)
Balance as of December 31, 2016	7,617,547	1,270,716
Additions	226,105	193,697
Disposals	(18,889)	(9,936)
Balance as of December 31, 2017	7,824,763	1,454,477
Additions	242,270	205,117
Disposals	(17,923)	(1,101)
Impairment	(46,797)	—
Cost basis adjustment (1)	(122,711)	(122,711)
Reclassification of assets held for sale	(3,302)	(1,390)
Balance as of December 31, 2018	$7,876,300	$1,534,392

(1)	Represents reclassifications between accumulated depreciation and buildings, improvements & equipment made to record certain properties at fair value in accordance with GAAP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ Jennifer F. (Francis) Mintzer
Jennifer F. (Francis) Mintzer President and Chief Operating Officer
Dated: March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jennifer F. (Francis) Mintzer	President and Chief Operating Officer	March 1, 2019
Jennifer F. (Francis) Mintzer

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 1, 2019
Richard W. Siedel, Jr.

/s/ Jennifer B. Clark	Managing Trustee	March 1, 2019
Jennifer B. Clark

/s/ John L. Harrington	Independent Trustee	March 1, 2019
John L. Harrington

/s/ Lisa Harris Jones	Independent Trustee	March 1, 2019
Lisa Harris Jones

/s/ Adam D. Portnoy	Managing Trustee	March 1, 2019
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	March 1, 2019
Jeffrey P. Somers