Form 10-Q
period 2019-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2019-05-09
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
617 - 796 - 8350
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbols(s)	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	SNH	The Nasdaq Stock Market LLC
5.625% Senior Notes due 2042	SNHNI	The Nasdaq Stock Market LLC
6.25% Senior Notes due 2046	SNHNL	The Nasdaq Stock Market LLC
Number of registrant’s common shares outstanding as of May 8, 2019: 237,726,371

SENIOR HOUSING PROPERTIES TRUST
FORM 10-Q

March 31, 2019

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$837,575	$844,567
Buildings and improvements	7,022,101	7,031,733
Total real estate properties, gross	7,859,676	7,876,300
Accumulated depreciation	(1,560,690)	(1,534,392)
Total real estate properties, net	6,298,986	6,341,908

Cash and cash equivalents	39,875	54,976
Restricted cash	14,877	15,095
Acquired real estate leases and other intangible assets, net	401,209	419,244
Other assets, net	390,953	329,203
Total assets	$7,145,900	$7,160,426

LIABILITIES AND EQUITY
Unsecured revolving credit facility	$225,000	$139,000
Unsecured term loans, net	548,493	548,286
Senior unsecured notes, net	2,217,989	2,216,945
Secured debt and capital leases, net	742,883	744,186
Accrued interest	35,241	26,182
Assumed real estate lease obligations, net	83,919	86,304
Other liabilities	178,937	219,653
Total liabilities	4,032,462	3,980,556

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,729,900 shares issued and outstanding at March 31, 2019 and December 31, 2018	2,377	2,377
Additional paid in capital	4,611,634	4,611,419
Cumulative net income	2,170,878	2,140,796
Cumulative other comprehensive loss	(200)	(266)
Cumulative distributions	(3,823,928)	(3,731,214)
Total equity attributable to common shareholders	2,960,761	3,023,112
Noncontrolling interest:
Total equity attributable to noncontrolling interest	152,677	156,758
Total equity	3,113,438	3,179,870
Total liabilities and equity	$7,145,900	$7,160,426
 See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$158,241	$173,728
Residents fees and services	108,045	102,042
Total revenues	266,286	275,770

Expenses:
Property operating expenses	117,222	108,098
Depreciation and amortization	72,230	70,339
General and administrative	9,816	25,118
Acquisition and certain other transaction related costs	7,814	20
Impairment of assets	6,206	—
Total expenses	213,288	203,575

(Loss) gain on sale of properties	(122)	181,154
Dividend income	923	659
Unrealized gains and losses on equity securities, net	22,932	27,241
Interest and other income	114	54
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $1,652 and $1,411, respectively)	(45,611)	(43,552)
Loss on early extinguishment of debt	—	(130)
Income from continuing operations before income tax expense and equity in earnings of an investee	31,234	237,621
Income tax expense	(134)	(260)
Equity in earnings of an investee	404	44
Net income	31,504	237,405
Net income attributable to noncontrolling interest	(1,422)	(1,383)
Net income attributable to common shareholders	$30,082	$236,022

Other comprehensive income:
Equity in unrealized gain (loss) of an investee	66	(93)
Other comprehensive income (loss)	66	(93)
Comprehensive income	31,570	237,312
Comprehensive income attributable to noncontrolling interest	(1,422)	(1,383)
Comprehensive income attributable to common shareholders	$30,148	$235,929

Weighted average common shares outstanding (basic)	237,568	237,478
Weighted average common shares outstanding (diluted)	237,600	237,493

Per common share amounts (basic and diluted):
Net income attributable to common shareholders	$0.13	$0.99

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except per share data)
(unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2018:	237,729,900	$2,377	$4,611,419	$2,140,796	$(266)	$(3,731,214)	$3,023,112	$156,758	$3,179,870
Comprehensive income (loss)	—	—	—	30,082	66	—	30,148	1,422	31,570
Distributions	—	—	—	—	—	(92,714)	(92,714)	—	(92,714)
Share grants	—	—	215	—	—	—	215	—	215
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,503)	(5,503)
Balance at March 31, 2019:	237,729,900	$2,377	$4,611,634	$2,170,878	$(200)	$(3,823,928)	$2,960,761	$152,677	$3,113,438

Balance at December 31, 2017:	237,630,409	$2,376	$4,609,316	$1,766,495	$87,231	$(3,360,468)	$3,104,950	$172,238	$3,277,188
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	87,429	(87,429)	—	—	—	—
Balance at January 1, 2018:	237,630,409	2,376	4,609,316	1,853,924	(198)	(3,360,468)	3,104,950	172,238	3,277,188
Comprehensive income (loss)	—	—	—	236,022	(93)	—	235,929	1,383	237,312
Distributions	—	—	—	—	—	(92,674)	(92,674)	—	(92,674)
Share grants	3,000	—	47	—	—	—	47	—	47
Share repurchases	(4,628)	—	(89)	—	—	—	(89)	—	(89)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,667)	(5,667)
Balance at March 31, 2018:	237,628,781	$2,376	$4,609,274	$2,089,946	$(291)	$(3,453,142)	$3,248,163	$167,954	$3,416,117

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$31,504	$237,405
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	72,230	70,339
Amortization of debt issuance costs and debt discounts and premiums	1,652	1,411
Straight line rental income	(1,934)	(2,993)
Amortization of acquired real estate leases and other intangible assets	(1,525)	(1,381)
Loss on early extinguishment of debt	—	130
Impairment of assets	6,206	—
Loss (gain) on sale of properties	122	(181,154)
Unrealized gains and losses on equity securities, net	(22,932)	(27,241)
Other non-cash adjustments	(943)	(943)
Equity in earnings of an investee	(404)	(44)
Change in assets and liabilities:
Other assets	(5,862)	3,097
Accrued interest	9,059	17,088
Other liabilities	(45,658)	(31,680)
Net cash provided by operating activities	41,515	84,034

Cash flows from investing activities:
Real estate acquisitions and deposits	—	(122,221)
Real estate improvements	(46,237)	(13,443)
Proceeds from sale of properties	2,929	216,013
Net cash (used in) provided by investing activities	(43,308)	80,349

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net	—	491,560
Proceeds from borrowings on revolving credit facility	178,000	316,000
Repayments of borrowings on revolving credit facility	(92,000)	(857,000)
Repayment of other debt	(1,309)	(6,166)
Loss on early extinguishment of debt settled in cash	—	(130)
Payment of debt issuance costs	—	(4,296)
Repurchase of common shares	—	(90)
Distributions to noncontrolling interest	(5,503)	(5,667)
Distributions to shareholders	(92,714)	(92,674)
Net cash used in financing activities	(13,526)	(158,463)

(Decrease) increase in cash and cash equivalents and restricted cash	(15,319)	5,920
Cash and cash equivalents and restricted cash at beginning of period	70,071	47,321
Cash and cash equivalents and restricted cash at end of period	$54,752	$53,241

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental cash flows information:
Interest paid	$35,034	$25,053
Income taxes paid	$31	$—

Non-cash investing activities:
Acquisitions funded by assumed debt	$—	$(27,798)

Non-cash financing activities:
Assumption of mortgage notes payable	$—	$27,798
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2019	2018
Cash and cash equivalents	$39,875	$39,161
Restricted cash (1)	14,877	14,080
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$54,752	$53,241
(1) Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties, security deposits for residents of our managed senior living communities and cash held for the operations of our joint venture MOB.

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation
The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or our Annual Report.
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
We have a joint venture arrangement with a sovereign investor for one of our properties (two buildings) leased to medical providers, medical related business, clinics and biotech laboratory tenants, or MOBs, located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification. We concluded that we must consolidate this VIE because we have the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,050,254 and $1,061,593 as of March 31, 2019 and December 31, 2018, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $711,792 and $714,226 as of March 31, 2019 and December 31, 2018, respectively, and consist primarily of the debt securing the property. The sovereign investor's interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Note 6 for further information about this joint venture.
Note 2.  Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our condensed consolidated financial statements. Upon adoption, (i) allowances for bad debts are now recognized as a direct reduction of rental income, and (ii) legal costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

incurred. Subsequent to January 1, 2019, provisions for credit losses are now included in rental income in our condensed consolidated financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in property operating expenses in our condensed consolidated financial statements and prior periods are not reclassified to conform to the current presentation. We completed our assessment of predominance as it relates to our contracts with residents for housing services at properties leased to our taxable REIT subsidiaries, or TRSs, and have recognized revenue from these properties under ASC 606, which did not have any impact to the timing or amount of our revenue recognized.
For leases in which we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The adoption of this standard resulted in an increase in total assets and liabilities of $4,507. The right of use asset and related lease liability are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, will not be recorded on our condensed consolidated balance sheets.
The adoption of ASU No. 2016-02 and the related ASU improvements did not have a material impact in our condensed consolidated financial statements.
Revenue Recognition. We are a lessor of MOBs, senior living communities and wellness centers. Our leases provide our tenants with the contractual right to use and economically benefit from all of the premises demised under the leases; therefore, we have determined to evaluate our leases as lease arrangements.
Certain of our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $18,845 for the three months ended March 31, 2019.
Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply Accounting Standards Codification Topic 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our condensed consolidated statements of comprehensive income.
Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These obligations, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our condensed consolidated financial statements. To the extent any tenant responsible for any such obligations under the applicable lease defaults on such lease or if it is deemed probable that the tenant will fail to pay for such obligations, we would record a liability for such obligations.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

The following table presents our operating lease maturity analysis as of March 31, 2019:

Year	Amount
2019	$373,701
2020	347,718
2021	324,230
2022	302,712
2023	279,407
Thereafter	1,105,830
Total	$2,733,598
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements although lease related receivables are governed by the lease standards referred to above and are not subject to ASU No. 2016-13. We currently expect to adopt this standard using the modified retrospective approach.
Note 3.  Real Estate Properties
At March 31, 2019, we owned 467 properties, including 30 properties classified as held for sale, located in 42 states and Washington, D.C., including one MOB (two buildings) owned by a joint venture in which we own a 55% equity interest.
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
During the three months ended March 31, 2019, we recorded impairment charges of $6,206 to adjust the carrying values of 15 skilled nursing facilities, or SNFs, located in Kansas, Iowa and Nebraska, to their aggregate estimated fair value. These SNFs are classified as held for sale in our condensed consolidated balance sheet as of March 31, 2019, and the associated impairment charges are included in impairment of assets in our condensed consolidated statements of comprehensive income as of March 31, 2019.
Dispositions:
During the three months ended March 31, 2019, we sold two MOBs with an aggregate of 64,796 rentable square feet for an aggregate sales price of $2,975, excluding closing costs, as presented in the following table. We recognized rental income of $123 during the three months ended March 31, 2019 related to these MOBs.

Date of Sale	Location	Type of Property	Number of Properties	Gross Sales Price (1)
February 2019	Florida	MOB	1	$2,900
March 2019	Massachusetts	MOB	1	75
			2	$2,975

(1)	Gross sales price excludes closing costs.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

As of March 31, 2019, we had 10 MOBs under agreements to sell for an aggregate sales price of approximately $15,609, excluding closing costs, which have an aggregate undepreciated carrying value of $17,347. These 10 MOBs are classified as held for sale in our condensed consolidated balance sheet as of March 31, 2019.
As of March 31, 2019, we had 20 SNFs under agreements to sell for an aggregate sales price of approximately $40,500, excluding closing costs, which have an aggregate undepreciated carrying value of $44,342. These 20 SNFs are classified as held for sale in our condensed consolidated balance sheet as of March 31, 2019. In May 2019, we sold three of these SNFs located in California for an aggregate sales price of $21,500, excluding closing costs.
Subsequent to March 31, 2019, we entered into agreements to sell three MOBs located in Massachusetts for an aggregate sales price of approximately $4,955, excluding closing costs. These three MOBs are not classified as held for sale in our condensed consolidated balance sheet as of March 31, 2019.
Note 4.  Indebtedness
Our principal debt obligations at March 31, 2019 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) seven public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $500,000 principal amount at an annual interest rate of 4.75% due 2028, (f) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (g) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount unsecured term loan due 2020; (4) our $200,000 principal amount unsecured term loan due 2022; and (5) $733,672 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 14 properties with maturity dates between 2019 and 2043. These 14 mortgaged properties had a carrying value (before accumulated depreciation) of $1,035,640 at March 31, 2019. We also had two properties subject to capital leases with lease obligations totaling $9,599 at March 31, 2019; these two properties had a carrying value (before accumulated depreciation) of $34,828 at March 31, 2019, and the capital leases expire in 2026.
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
As of March 31, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.6%. The weighted average annual interest rates for borrowings under our revolving credit facility were 3.6% and 2.7% for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had $225,000 outstanding and $775,000 available for borrowing, and as of May 8, 2019, we had $628,000 outstanding and $372,000 available for borrowing under our revolving credit facility.
We have a $350,000 term loan that matures in January 2020 and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. At March 31, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.9%. The weighted average annual interest rate for amounts outstanding under this term loan was 4.0% and 3.1% for the three months ended March 31, 2019 and 2018, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.
We have a $200,000 term loan that matures in September 2022 and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 135 basis points that is subject to adjustment based upon changes to our credit ratings. At March 31, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.8%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.9% and

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

3.0% for the three months ended March 31, 2019 and 2018, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.
In May 2019, we redeemed at par all of our outstanding 3.25% senior notes due 2019 for a redemption price equal to the principal amount of $400,000, plus accrued and unpaid interest of $6,500. We funded this redemption with cash on hand and borrowings under our revolving credit facility.
In April 2019, we gave notice of our intention to prepay, at par plus accrued interest, a mortgage note secured by four of our senior living communities with an outstanding principal balance of approximately $42,211, a maturity date in July 2019 and an annual interest rate of 3.79%. We expect to make this prepayment in May 2019 using cash on hand and borrowings under our revolving credit facility.
Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at March 31, 2019.
Note 5.  Fair Value of Assets and Liabilities
Items Measured at Fair Value on a Recurring Basis:
The following table presents certain of our assets that are measured at fair value on a recurring basis at March 31, 2019, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset or liability.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investment in RMR Inc. (1)	$160,830	$160,830	$—	$—
Investment in Five Star (2)	$4,129	$4,129	$—	$—

(1)
Our 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $69,826 as of March 31, 2019. During the three months ended March 31, 2019, we recorded an unrealized gain of $20,836 to adjust the carrying value of our investment in RMR Inc. class A common shares to their fair value.

(2)
Our 4,235,000 common shares of Five Star Senior Living Inc., or Five Star, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our adjusted cost basis for these shares is $6,353 as of March 31, 2019. During the three months ended March 31, 2019, we recorded an unrealized gain of $2,096 to adjust the carrying value of our investment in Five Star common shares to their fair value.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Items Measured at Fair Value on a Nonrecurring Basis:
In addition to items that are measured at fair value on a recurring basis, we also have assets in our condensed consolidated balance sheets that are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2019, we recorded impairment charges of $6,206 to reduce the carrying value of 15 SNFs that are classified as held for sale to their estimated sales price, based on a letter of intent, less estimated costs to sell of $7,489. See Note 3 for further information about impairment charges and these and other properties we have classified as held for sale. The estimated fair value of these 15 SNFs as of March 31, 2019 was as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Non-Recurring Fair Value Measurements
Real estate properties held for sale	$7,489	$—	$7,489	$—
In addition to the assets described in the tables above, our financial instruments at March 31, 2019 and December 31, 2018 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of March 31, 2019		As of December 31, 2018
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$2,217,989	$2,225,390	$2,216,945	$2,138,202
Secured debts(2)	742,883	720,339	744,186	723,003
	$2,960,872	$2,945,729	$2,961,131	$2,861,205

(1)	Includes unamortized debt issuance costs, premiums and discounts.

(2)
We assumed certain of these secured debts in connection with our acquisitions of certain properties. We recorded the assumed mortgage notes debts at estimated fair value on the date of acquisition and we are amortizing the fair value adjustments, if any, to interest expense over the respective terms of the mortgage notes to reduce interest expense to the estimated market interest rates as of the date of acquisition.

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (a Level 1 input) as of March 31, 2019. We estimated the fair values of our five issuances of senior unsecured notes due 2019, 2020, 2021, 2024 and 2028 using an average of the bid and ask price on or about March 31, 2019 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 6. Noncontrolling Interest
We have a joint venture arrangement with a sovereign investor for one of our MOBs (two buildings) located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We continue to control this property and therefore continue to account for this property on a consolidated basis in our condensed consolidated financial statements under the VIE model. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,422 and $1,383 for the three months ended March 31, 2019 and 2018, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income. We made aggregate cash distributions to our joint venture partner of $5,503 and $5,667 for the three months ended March 31, 2019 and 2018, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of March 31, 2019, this joint venture held real estate assets with an aggregate net book value of $740,105, subject to mortgage notes of $620,000.
In assessing whether we have a controlling interest in this joint venture arrangement and are required to consolidate the accounts of the joint venture entity, we considered the members' rights to residual gains and obligations to absorb losses, which activities most significantly impact the economic performance of the entity and which member has the power to direct those activities.
Note 7.  Shareholders’ Equity
Share Purchases:
On April 5, 2019, we purchased 3,529 of our common shares, valued at $9.47 per share, the closing price of our common shares on Nasdaq on that day, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
On February 21, 2019, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,714, that was declared on January 18, 2019 and was payable to shareholders of record on January 28, 2019.
On April 18, 2019, we declared a regular quarterly distribution payable to common shareholders of record on April 29, 2019, of $0.15 per share, or approximately $35,659. We expect to pay this distribution on or about May 16, 2019.
Note 8.  Segment Reporting
As of March 31, 2019, we have four operating segments, of which three are separate reporting segments. We aggregate the reporting units in each of our MOBs, our triple net leased senior living communities and our managed senior living communities into three reporting segments, based on their similar operating and economic characteristics. The first reporting segment includes MOBs where the tenants pay us rent. The second reporting segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and from which we receive rents from the operators. The third reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. Our fourth segment includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members and with respect to which we receive rents from operators, which we do not consider to be sufficiently material to constitute a separate reporting segment.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2019
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$103,221	$50,320	$—	$4,700	$158,241
Residents fees and services	—	—	108,045	—	108,045
Total revenues	103,221	50,320	108,045	4,700	266,286

Expenses:
Property operating expenses	32,177	—	85,045	—	117,222
Depreciation and amortization	36,101	19,422	15,760	947	72,230
General and administrative	—	—	—	9,816	9,816
Acquisition and certain other transaction related costs	—	—	—	7,814	7,814
Impairment of assets	—	6,206	—	—	6,206
Total expenses	68,278	25,628	100,805	18,577	213,288

Loss on sale of properties	(122)	—	—	—	(122)
Dividend income	—	—	—	923	923
Unrealized gains on equity securities	—	—	—	22,932	22,932
Interest and other income	—	—	—	114	114
Interest expense	(6,030)	(238)	(820)	(38,523)	(45,611)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	28,791	24,454	6,420	(28,431)	31,234
Income tax expense	—	—	—	(134)	(134)
Equity in earnings of an investee	—	—	—	404	404
Net income (loss)	28,791	24,454	6,420	(28,161)	31,504
Net income attributable to noncontrolling interest	(1,422)	—	—	—	(1,422)
Net income (loss) attributable to common shareholders	$27,369	$24,454	$6,420	$(28,161)	$30,082

	As of March 31, 2019
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Total assets	$3,325,184	$2,030,946	$1,388,949	$400,821	$7,145,900

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$101,151	$67,975	$—	$4,602	$173,728
Residents fees and services	—	—	102,042	—	102,042
Total revenues	101,151	67,975	102,042	4,602	275,770

Expenses:
Property operating expenses	30,938	—	77,160	—	108,098
Depreciation and amortization	34,385	20,195	14,811	948	70,339
General and administrative	—	—	—	25,118	25,118
Acquisition and certain other transaction related costs	—	—	—	20	20
Total expenses	65,323	20,195	91,971	26,086	203,575

Gain on sale of properties	—	181,154	—	—	181,154
Dividend income	—	—	—	659	659
Unrealized gains and losses on equity securities, net	—	—	—	27,241	27,241
Interest and other income	—	—	—	54	54
Interest expense	(5,909)	(571)	(1,327)	(35,745)	(43,552)
Loss on early extinguishment of debt	—	—	(130)	—	(130)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	29,919	228,363	8,614	(29,275)	237,621
Income tax expense	—	—	—	(260)	(260)
Equity in earnings of an investee	—	—	—	44	44
Net income (loss)	29,919	228,363	8,614	(29,491)	237,405
Net income attributable to noncontrolling interest	(1,383)	—	—	—	(1,383)
Net income (loss) attributable to common shareholders	$28,536	$228,363	$8,614	$(29,491)	$236,022

	As of December 31, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Total assets	$3,344,581	$2,044,939	$1,395,657	$375,249	$7,160,426

Note 9. Leases and Management Agreements with Five Star
Our Senior Living Communities Leased by Five Star. We are Five Star’s largest landlord and Five Star is our largest tenant. As of March 31, 2019 and 2018, we leased 184 and 185 senior living communities to Five Star, respectively. We lease senior living communities to Five Star pursuant to five master leases.
Five Star has announced that, due to current senior living industry conditions, its recurring operating losses and the risk that it may not be able to obtain sufficient funding for its operating requirements, a substantial doubt existed regarding Five Star's ability to continue as a going concern. On March 11, 2019, we entered into a letter agreement with Five Star, pursuant to which, with respect to our master leases with Five Star, we agreed to defer, until March 31, 2019, payment of the aggregate minimum rent due and payable by Five Star to us under the lease agreements for February 2019. On April 1, 2019, we entered into a transaction agreement with Five Star, or the Transaction Agreement, pursuant to which we agreed to modify our existing business arrangements with Five Star, subject to certain conditions and the receipt of various approvals, as further described in

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 14. We cannot be sure whether the transactions contemplated by the Transaction Agreement will be completed or whether Five Star will be able to continue as a going concern.
We recognized rental income payable by Five Star of $39,313 and $51,759 for the three months ended March 31, 2019 and 2018, respectively. These amounts exclude variable payments we received from Five Star of $538 and $1,374 for the three months ended March 31, 2019 and 2018, respectively. We determine actual variable payments due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met. As of March 31, 2019 and December 31, 2018, we had rents receivable from Five Star of $22,000 and $18,697, respectively, which amounts are included in other assets in our condensed consolidated balance sheets. Rental income from Five Star represented 14.8% of our total revenues for the three months ended March 31, 2019, and the properties Five Star leases from us represented 26.5% of our real estate investments, at cost, as of March 31, 2019.
Pursuant to the terms of our leases with Five Star, for the three months ended March 31, 2019, we funded $22,579 of improvements to communities leased to Five Star. We did not fund any capital improvements at communities leased to Five Star for the three months ended March 31, 2018.
Our Senior Living Communities Managed by Five Star. As of March 31, 2019 and 2018, Five Star managed 76 and 72 senior living communities for our account, respectively. We lease our senior living communities that are managed by Five Star and include assisted living units or SNF units to our TRSs, and Five Star manages these communities pursuant to long term management and pooling agreements. As further described in Note 14, pursuant to the Transaction Agreement we have agreed to replace our long term management and pooling agreements with Five Star with new management agreements, subject to certain conditions and the receipt of various approvals.
We incurred management fees payable to Five Star of $3,789 and $3,494 for the three months ended March 31, 2019 and 2018, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
The following table presents residents fees and services revenue disaggregated by type of contract and payer:

Revenue from contracts with customers:	Three Months Ended March 31, 2019
Basic housing and support services	$87,412
Medicare and Medicaid programs	8,745
Private pay and other third party payer SNF services	11,888
Total residents fees and services	$108,045
Five Star also provides certain other services directly to residents at some of the senior living communities it manages for our account, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for these services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees payable to Five Star of $1,675 and $1,699 for the three months ended March 31, 2019 and 2018, respectively, for rehabilitation services Five Star provided at senior living communities it manages for us; we include these amounts in property operating expenses in our condensed consolidated statement of comprehensive income.
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

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $7,719 and $23,323 for the three months ended March 31, 2019 and 2018, respectively. The net business management fees we recognized for the three months ended March 31, 2019 include $725 of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement. Based on our common share total return, as defined in our business management agreement, as of March 31, 2019, no estimated 2019 incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2019. The actual amount of annual incentive fees for 2019, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2019, and will be payable in 2020. The net business management fees for the three months ended March 31, 2018 included $725 of management fees related to our subsidiary level management agreement with RMR LLC and $14,347 of estimated 2018 incentive fees based on our common share total return, as defined in our business management agreement, as of March 31, 2018. In January 2019, we paid RMR LLC an incentive fee of $40,642 for 2018. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,064 and $2,821 for the three months ended March 31, 2019 and 2018, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our MOBs, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $3,374 and $2,779 for these expenses and costs for the three months ended March 31, 2019 and 2018, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.
Note 11. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc., Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
Five Star.  We are currently one of Five Star’s largest stockholders. As of March 31, 2019, we owned 4,235,000 of Five Star’s common shares, or approximately 8.3% of Five Star’s outstanding common shares. Five Star is our largest tenant and the manager of our managed senior living communities. RMR LLC provides management services to both us and Five Star. As of March 31, 2019, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., owned 35.4% of Five Star's outstanding common shares. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust and a managing director of Five Star. Five Star’s president and chief executive officer and executive vice president, chief financial officer and treasurer are officers and employees of RMR LLC. On April 1, 2019, we entered into the Transaction Agreement, pursuant to which we agreed to modify our existing business arrangements with Five Star, subject to certain conditions and the receipt of various approvals. See Notes 9 and 14 for further information regarding our relationships, agreements and transactions with Five Star and Note 5 for further information regarding our investment in Five Star.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 10 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC. Jennifer B. Clark, our other Managing Trustee, also serves as a managing director and as executive vice president, general counsel and secretary of RMR Inc. and an officer of ABP Trust and RMR LLC. Other officers and employees of RMR LLC also serve as our officers. As of March 31, 2019, we owned 2,637,408 shares of class A common stock of RMR Inc.  See Note 5 for further information regarding our investment in RMR Inc.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

AIC. We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We (including our consolidated joint venture) and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.
As of March 31, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,102 and $8,632, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities that are owned by AIC related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.
Note 12.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. During the three months ended March 31, 2019 and 2018, we recognized income tax expense of $134 and $260, respectively.
Note 13. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average common shares for basic earnings per share	237,568	237,478
Effect of dilutive securities: unvested share awards	32	15
Weighted average common shares for diluted earnings per share	237,600	237,493
Note 14. Subsequent Events
In April 2019, Five Star began managing for our account a senior living community we own located in Oregon with 318 living units, pursuant to a management agreement with Five Star on terms substantially similar to those of existing management agreements between us and Five Star, after the previous tenant defaulted on its lease with us.
The April 2019 Transaction Agreement with Five Star. In April 2019, we entered into the Transaction Agreement. Among other things, the Transaction Agreement provides that, subject to approval by Five Star’s stockholders of the Five Star Share Issuances (as defined below) and receipt of other required approvals, effective January 1, 2020 (or January 1, 2021 if extended under the Transaction Agreement), or the Conversion Time:

•
our five existing master leases with Five Star for all of our senior living communities that are leased by Five Star, as well as our existing management agreements and pooling agreements with Five Star for our senior living communities that are operated by Five Star, will be terminated and replaced, or the Conversion, with new management agreements for all of these senior living communities, or collectively, the New Management Agreements;

•
Five Star will issue to us such number of Five Star common shares as is necessary to cause us to own, when considered together with our then owned Five Star common shares, approximately 34% of the then outstanding Five Star common shares, and we will declare a pro rata distribution to holders of our common shares of beneficial interest

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

of the right to receive, and Five Star will issue on a pro rata basis to such holders, a number of Five Star common shares which equals approximately 51% of the then outstanding Five Star common shares, or, together, the Five Star Share Issuances; the noted percentage ownership amounts are post-issuance, giving effect to the Five Star Share Issuances; and

•
as consideration for the Five Star Share Issuances, we will provide to Five Star $75,000 of additional consideration, or, collectively with the Conversion and the Five Star Share Issuances, the Five Star Restructuring Transactions.

Also pursuant to the Transaction Agreement: (1) commencing February 1, 2019 through December 31, 2019, the aggregate amount of monthly minimum rent payable to us by Five Star under our master leases with Five Star is $11,000, subject to adjustment and extension, and no additional rent is payable to us by Five Star from such date to the Conversion Time; and (2) on April 1, 2019, we purchased from Five Star approximately $50,000 of unencumbered Qualifying PP&E (as defined in the Transaction Agreement) related to our senior living communities leased and operated by Five Star, which amount is subject to adjustment but will not exceed $60,000.
The Five Star Restructuring Transactions are subject to conditions, including, among others: (1) approval of the Five Star Share Issuances by at least a majority of the votes cast, in person or by proxy, by the holders of outstanding Five Star common shares at any meeting of Five Star’s stockholders held for that purpose, or the Five Star Stockholder Approval; (2) the receipt of all Required Licenses (as defined in the Transaction Agreement) and any other third party consent or approval required for the consummation of the Five Star Restructuring Transactions; (3) the effectiveness of the registration statement on Form S-1 to be filed by Five Star with the Securities and Exchange Commission, or SEC, to register the Five Star common shares to be issued pursuant to the Five Star Share Issuances; and (4) approval by Nasdaq of the listing of the Five Star common shares to be issued pursuant to the Five Star Share Issuances, subject to official notice of issuance.
If any required approval (other than the Five Star Stockholder Approval) is not obtained by December 31, 2019, and the failure to obtain such approval is not the result of a breach or default by Five Star under the Transaction Agreement, we and Five Star have agreed to work in good faith to determine an alternative to allow the Restructuring Transactions to occur on January 1, 2020; provided we are not required to agree to any alternative that would adversely affect our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended. If we and Five Star do not agree to any such alternative, and, as of January 1, 2020, the failure to obtain a required approval is the only remaining condition under the Transaction Agreement, the Conversion Time will be automatically extended to January 1, 2021.
If the Five Star Stockholder Approval is not obtained by December 31, 2019, and we do not elect to extend the Transaction Agreement, the Transaction Agreement will terminate, our existing master leases and management agreements and pooling agreements with Five Star will remain in effect, and the amount of monthly minimum rent payable to us by Five Star under our existing master leases with Five Star will return to the rate provided for therein and additional rent again will be payable to us by Five Star in accordance therewith. If the Five Star Stockholder Approval is obtained by December 31, 2019, our existing master leases with Five Star will remain at $11,000 per month, subject to adjustment, regardless of whether the Transaction Agreement is extended and/or is terminated.
Five Star has agreed to, within six months following the Conversion Time, expand its board of directors to add an independent director (as defined in Five Star’s bylaws) reasonably satisfactory to us. In addition, we and ABP Trust, on behalf of ABP Acquisition LLC, a wholly owned subsidiary of ABP Trust and Five Star’s largest stockholder, have each agreed to vote all the Five Star common shares that we and ABP Trust beneficially own in favor of approval of the Five Star Share Issuances at any meeting of Five Star’s stockholders held for that purpose.
Pursuant to the New Management Agreements, Five Star will receive a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities, as well as an annual incentive fee equal to 15% of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all communities on a combined basis for such calendar year.
The New Management Agreements provide for 15 year terms, subject to Five Star’s right to extend for two consecutive five year terms if it achieves certain performance targets for the combined managed communities portfolio. The New Management Agreements also provide us with the right to terminate the New Management Agreement for any community that

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023), provided we may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination.
In connection with the Transaction Agreement, we entered into a credit agreement with Five Star, pursuant to which we extended to Five Star a $25,000 line of credit, or the Five Star credit facility. The Five Star credit facility matures on January 1, 2020, or January 1, 2021 if the Conversion Time is extended pursuant to the Transaction Agreement. The Five Star credit facility provides for interest to be paid on borrowed amounts at a rate of 6% per year and is secured by real estate mortgages on six senior living communities owned by certain of Five Star’s subsidiaries that guarantee Five Star’s obligations under the Five Star credit facility, and certain personal property owned by those and certain other Five Star subsidiaries. The Five Star credit facility provides for acceleration of payment of all amounts outstanding under the Five Star credit facility upon the occurrence and continuation of certain events of default, including a default by Five Star under the Transaction Agreement and certain other agreements. The agreement governing the Five Star credit facility contains covenants, including those that restrict Five Star’s ability to incur debt or to pay dividends or make other distributions to its stockholders in certain circumstances.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
We are a REIT organized under Maryland law. At March 31, 2019, we owned 467 properties, including 30 properties classified as held for sale, located in 42 states and Washington, D.C. At March 31, 2019, the undepreciated carrying value of our properties, which represents the gross book value of our real estate assets before depreciation and purchase price allocations, less impairment write downs, was $8.4 billion, excluding properties classified as held for sale. For the three months ended March 31, 2019, 97% of our net operating income, or NOI, came from properties where a majority of the revenues are derived from our tenants' and residents’ private resources.
RESTRUCTURING OF BUSINESS ARRANGEMENTS WITH FIVE STAR
In April 2019, we entered into the Transaction Agreement, pursuant to which, subject to certain conditions and the receipt of various approvals, effective January 1, 2020 (or January 1, 2021 if extended under the Transaction Agreement), our existing five master leases with Five Star for our senior living communities that are leased to Five Star, as well as our existing management agreements and pooling agreements with Five Star for our senior living communities that are managed by Five Star for our account, will be terminated and replaced with new management agreements between us and Five Star for all of these senior living communities.
Also pursuant to the Transaction Agreement, in addition to other transactions, commencing February 1, 2019 through December 31, 2019, the aggregate amount of monthly minimum rent payable to us by Five Star was reduced to $11.0 million, subject to adjustment and extension, and no additional rent is payable to us by Five Star starting from such date to the Conversion Time. For further information regarding the Transaction Agreement, see Notes 9 and 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per unit or square foot data):

(As of March 31, 2019)	Number of Properties	Square Feet or Number of Units		Carrying Value of Investment(1)	% of Total Investment	Investment per Square Foot or Unit(2)	Q1 2019 Revenues (3)	% of Q1 2019 Revenues	Q1 2019 NOI (3)(4)	% of Q1 2019 NOI
Facility Type
MOBs (5)	153	12,546,791	sq. ft.	$3,746,171	44.6%	$299	$103,098	38.7%	$71,024	47.6%

Independent living (6)	68	15,090		2,281,288	27.1%	$151,179	85,151	32.0%	35,991	24.1%
Assisted living (6)	198	14,766		2,085,099	24.8%	$141,209	68,730	25.8%	32,845	22.1%
Skilled nursing facilities (6)	38	3,763		118,230	1.4%	$31,419	4,484	1.7%	4,484	3.0%
Subtotal senior living communities	304	33,619		4,484,617	53.3%	$133,395	158,365	59.5%	73,320	49.2%

Wellness centers	10	812,000	sq. ft.	178,109	2.1%	$219	4,700	1.8%	4,700	3.2%
Total	467			$8,408,897	100.0%		$266,163	100.0%	$149,044	100.0%

Tenant / Operator / Managed Properties
MOBs (5)	153	12,546,791	sq. ft.	$3,746,171	44.6%	$299	$103,098	38.7%	$71,024	47.6%

Five Star (leased) (7)	184	19,918		2,225,885	26.5%	$111,752	39,313	14.8%	39,313	26.4%
Brookdale	18	940		65,912	0.8%	$70,119	2,015	0.7%	2,015	1.4%
10 private senior living companies (combined)	26	2,995		464,525	5.5%	$155,100	8,992	3.4%	8,992	6.0%
Subtotal triple net leased senior living communities	228	23,853		2,756,322	32.8%	$115,555	50,320	18.9%	50,320	33.8%
Managed senior living communities (8)	76	9,766		1,728,295	20.5%	$176,971	108,045	40.6%	23,000	15.4%
Subtotal senior living communities	304	33,619		4,484,617	53.3%	$133,395	158,365	59.5%	73,320	49.2%

Wellness centers	10	812,000	sq. ft.	178,109	2.1%	$219	4,700	1.8%	4,700	3.2%
Total	467			$8,408,897	100.0%		$266,163	100.0%	$149,044	100.0%

Tenant / Managed Property Operating Statistics(9)

	Rent Coverage				Occupancy
	2019		2018		2019	2018
MOBs (5)	N/A		N/A		94.0%	95.1%

Five Star (10)	0.99	x	1.15	x	82.7%	82.3%
Brookdale	2.05	x	2.30	x	84.6%	84.0%
9 private senior living companies (combined) (11)	1.25	x	1.27	x	86.0%	87.9%
Subtotal triple net leased senior living communities	1.06	x	1.21	x	83.2%	83.1%
Managed senior living communities (8)	N/A		N/A		86.1%	85.8%
Subtotal senior living communities	1.06	x	1.21	x	84.0%	83.9%

Wellness centers	1.99	x	1.78	x	100.0%	100.0%
Total	1.12	x	1.24	x

(1)
Represents the gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any. Amounts exclude investment carrying value of properties classified as held for sale as of March 31, 2019, which are included in other assets in our condensed consolidated balance sheet.

(2)	Represents carrying value of investment divided by number of rentable square feet or living units, as applicable, at March 31, 2019.

(3)	Excludes $123 of revenues and $20 of NOI from properties sold or for which there was a transfer of operations during the three months ended March 31, 2019.

(4)	NOI is defined and calculated by reportable segment. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”

(5)
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

(7)
See Notes 9 and 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our restructuring arrangements with Five Star pursuant to the Transaction Agreement.

(8)	These senior living communities are managed by Five Star. The occupancy for the 12 month period ended, or, if shorter, from the date of acquisitions through, March 31, 2019 was 86.2%.

(9)
Operating data for MOBs are presented as of March 31, 2019 and 2018 and include (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and manager for the 12 months ended December 31, 2018 and 2017, or the most recent prior period for which tenant operating results are made available to us. Rent coverage is calculated as operating cash flows from our tenants’ facility operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

(10)
Rent coverage is calculated based on annualized rental income as of December 31, 2018. If the terms of the Transaction Agreement had been in effect as of December 31, 2018, based on the $132,000 of annualized rental income payable to us by Five Star under the Transaction Agreement, rent coverage for the 12 months ended December 31, 2018 would have been 1.55x.

(11)
Excludes data for one senior living community for which we transferred the operations of the community to our TRS and entered into a management agreement with Five Star for Five Star to manage the community for our account in April 2019.

There have been no material changes to trends affecting the MOB and senior living industry from those we previously disclosed in our Annual Report.
During the three months ended March 31, 2019, we entered into MOB lease renewals for 446,897 leasable square feet and new leases for 51,179 leasable square feet. The weighted average annual rental rate for leases entered during the quarter was $25.01 per square foot. Weighted (by annualized rental income) average lease terms for leases entered during the first quarter of 2019 were 8.5 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered during the first quarter of 2019 totaled $14.4 million, or $28.86 per square foot on average (approximately $3.40 per square foot per year of the lease term).
Lease Expiration Schedules
The following tables set forth information regarding our MOB lease expirations as of March 31, 2019 (dollars in thousands):

Year	Annualized Rental Income(1)	Percent of Total Annualized Rental Income Expiring	Cumulative Percentage of Annualized Rental Income Expiring
2019 (2)	$34,707	8.6%	8.6%
2020	34,911	8.7%	17.3%
2021	28,490	7.1%	24.4%
2022	33,404	8.3%	32.7%
2023	21,995	5.5%	38.2%
2024	46,877	11.6%	49.8%
2025	18,174	4.5%	54.3%
2026	25,786	6.4%	60.7%
2027	10,359	2.6%	63.3%
2028 and thereafter	148,160	36.7%	100.0%
Total	$402,863	100.0%

Average remaining lease term for our MOBs (weighted by annualized rental income): 6.2 years.

(1)
Annualized rental income is based on rents pursuant to existing leases as of March 31, 2019, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs. Rental income amounts also include 100% of rental income as reported under GAAP from a property owned by a joint venture in which we own a 55% equity interest.

(2)	Includes two MOB tenants with aggregate annualized rental income of $17,698 that we expect to vacate during the second quarter of 2019.

Year	Number of Tenants	Percent of Total Number of Tenancies Expiring	Cumulative Percentage of Number of Tenancies Expiring
2019 (1)	114	16.9%	16.9%
2020	105	15.5%	32.4%
2021	94	13.9%	46.3%
2022	97	14.3%	60.6%
2023	59	8.7%	69.3%
2024	61	9.0%	78.3%
2025	40	5.9%	84.2%
2026	33	4.9%	89.1%
2027	23	3.4%	92.5%
2028 and thereafter	50	7.5%	100.0%
Total	676	100.0%

(1)	Includes two MOB tenants that we expect to vacate during the second quarter of 2019.

Year	Square Feet (1)	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring
2019 (2)	964,146	8.2%	8.2%
2020	1,446,336	12.3%	20.5%
2021	867,206	7.4%	27.9%
2022	1,202,812	10.2%	38.1%
2023	1,075,104	9.1%	47.2%
2024	1,718,691	14.6%	61.8%
2025	779,948	6.6%	68.4%
2026	890,227	7.5%	75.9%
2027	412,573	3.5%	79.4%
2028 and thereafter	2,434,556	20.6%	100.0%
Total	11,791,599	100.0%

(1)	Includes 100% of square feet from a property owned by a joint venture in which we own a 55% equity interest.

(2)	Includes two MOB tenants that we expect to vacate during the second quarter of 2019 the 522,118 of aggregate square feet leased to them.
Lease expiration data for our triple net leased senior living communities and wellness centers has not been provided because, except for (i) the expected change in the lease expiration data under our five master leases with Five Star from various dates to January 1, 2020, and (ii) the April 2019 transfer of the operations of one senior living community previously leased to a private operator to Five Star under our TRS structure, there were no changes to our lease expiration schedules for our triple net leased senior living communities and wellness centers from those reported in our Annual Report.
In April 2019, Five Star began managing for our account a senior living community we own located in Oregon with 318 living units, pursuant to a management agreement with Five Star on terms substantially similar to those of existing management agreements between us and Five Star, after the previous tenant defaulted on its lease with us.

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
The following table summarizes the results of operations of each of our segments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Revenues:
MOBs	$103,221	$101,151
Triple net leased senior living communities	50,320	67,975
Managed senior living communities	108,045	102,042
All other operations	4,700	4,602
Total revenues	$266,286	$275,770

Net income (loss) attributable to common shareholders:
MOBs	$27,369	$28,536
Triple net leased senior living communities	24,454	228,363
Managed senior living communities	6,420	8,614
All other operations	(28,161)	(29,491)
Net income attributable to common shareholders	$30,082	$236,022
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended March 31, 2019 to the three months ended March 31, 2018.
MOBs:

	All Properties		Comparable Properties (1)
	As of and For the Three Months		As of and For the Three Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
Total buildings	153	155	139	139
Total square feet (2)	12,547	12,602	11,741	11,732
Occupancy (3)	94.0%	95.1%	93.8%	95.1%

(1)
Consists of MOBs we have owned continuously since January 1, 2018, including our MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.
MOBs, all properties:

	Three Months Ended March 31,
	2019	2018	Change	% Change
Rental income	$103,221	$101,151	$2,070	2.0%
Property operating expenses	(32,177)	(30,938)	1,239	4.0%
Net operating income (NOI)	71,044	70,213	831	1.2%

Depreciation and amortization expense	(36,101)	(34,385)	1,716	5.0%
Loss on sale of properties	(122)	—	122	100.0%
Interest expense	(6,030)	(5,909)	121	2.0%
Net income	28,791	29,919	(1,128)	(3.8)%
Net income attributable to noncontrolling interest	(1,422)	(1,383)	39	2.8%
Net income attributable to common shareholders	$27,369	$28,536	$(1,167)	(4.1)%
Rental income. Rental income increased primarily due to rents from MOBs we acquired since January 1, 2018, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $1,806 and $2,236 and net amortization of above and below market lease adjustments of approximately $1,470 and $1,326 for the three months ended March 31, 2019 and 2018, respectively.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, property management fees, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily due to our acquisitions since January 1, 2018, as well as certain changes at our comparable MOB properties discussed below.
Net operating income. The increase in NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to our acquisitions since January 1, 2018 and an increase in depreciation expense on capital expenditures incurred since January 1, 2018.
Loss on sale of properties. Loss on sale of properties is the result of our sale of two MOBs during the three months ended March 31, 2019.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these properties. Interest expense increased due to our assumption of a $11,050 mortgage note in connection with our acquisition of a MOB in March 2018, partially offset by the regularly scheduled amortization of mortgage notes secured by these properties.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through our joint venture arrangement.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2018, including our MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale):

	Three Months Ended March 31,
	2019	2018	Change	% Change
Rental income	$98,080	$96,858	$1,222	1.3%
Property operating expenses	(30,596)	(29,637)	959	3.2%
Net operating income (NOI)	67,484	67,221	263	0.4%

Depreciation and amortization expense	(33,029)	(32,842)	187	0.6%
Interest expense	(5,909)	(5,906)	3	0.1%
Net income	28,546	28,473	73	0.3%
Net income attributable to noncontrolling interest	(1,422)	(1,383)	39	2.8%
Net income attributable to common shareholders	$27,124	$27,090	$34	0.1%
Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses at certain of these properties and an increase in leasing activities, partially offset by reduced occupancy. Rental income includes non-cash straight line rent adjustments totaling $1,851 and $2,252 and net amortization of above and below market lease adjustments of approximately $1,531 and $1,370 for the three months ended March 31, 2019 and 2018, respectively.
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
Net operating income. The increase in NOI reflects the net changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense.  Depreciation and amortization expense increased primarily due to an increase in depreciation expense on capital expenditures incurred since January 1, 2018, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms.
Interest expense. Interest expense relates to mortgage notes secured by certain of these properties. Interest expense was relatively flat on a quarter over quarter basis.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns 45% of one of our MOBs (two buildings) through our joint venture arrangement.

Triple net leased senior living communities:

	All Properties				Comparable Properties (1)
	As of and For the Three Months				As of and For the Three Months
	Ended March 31,				Ended March 31,
	2019		2018		2019		2018
Total properties	228		233		208		208
# of units	23,853		24,947		22,302		22,302
Tenant operating data (2)
Occupancy	83.2%		83.1%		83.2%		83.1%
Rent coverage	1.06	x	1.21	x	1.06	x	1.21	x

(1)	Consists of triple net leased senior living communities we have owned and operated by the same operator continuously since January 1, 2018; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended December 31, 2018 and 2017 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

Triple net leased senior living communities, all properties:

	Three Months Ended March 31,
	2019	2018	Change	% Change
Rental Income	$50,320	$67,975	$(17,655)	(26.0)%
Net operating income (NOI)	50,320	67,975	(17,655)	(26.0)%

Depreciation and amortization expense	(19,422)	(20,195)	(773)	(3.8)%
Impairment of assets	(6,206)	—	6,206	100.0%
Gain on sale of properties	—	181,154	(181,154)	(100.0)%
Interest expense	(238)	(571)	(333)	(58.3)%
Net income	$24,454	$228,363	$(203,909)	(89.3)%
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
Rental income. Rental income decreased primarily due to the $12.8 million reduction in the aggregate amount of rent payable by Five Star to us during the three months ended March 31, 2019 pursuant to the Transaction Agreement. See Notes 9 and 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our restructuring arrangements with Five Star pursuant to the Transaction Agreement. Rental income was also reduced due to the sale of five senior living communities and the transfer of two senior living communities to our managed communities segment since January 1, 2018 and an increase in rent reserves for one senior living community for which we transferred the operations to our managed communities segment in April 2019. These decreases were partially offset by increased rents resulting from our purchase of capital improvements since January 1, 2018. Rental income includes non-cash straight line rent adjustments totaling $240 and $619 for the three months ended March 31, 2019 and 2018, respectively. Rental income decreased year over year on a comparable property basis by $12,937, primarily due to the reduction in the aggregate amount of rent paid by Five Star to us during the three months ended March 31, 2019 pursuant to the Transaction Agreement, as described above.
Net operating income. We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI decreased due to the decrease in rental income as described above. Our definition of NOI and our reconciliation of net income to consolidated NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily as a result of the sale of five senior living communities and the transfer of two senior living communities to our managed communities segment since January 1, 2018, partially offset by our purchase of improvements since January 1, 2018.
Impairment of assets. During the three months ended March 31, 2019, we recorded impairment of assets charges of $6,206 to reduce the carrying value of 15 SNFs located in Kansas, Iowa and Nebraska to their estimated fair value. These SNFs are classified as held for sale at March 31, 2019.
Gain on sale of properties.  Gain on sale of properties is the result of our sale of two senior living communities during the three months ended March 31, 2018.
Interest expense.  Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $40,916 in aggregate principal amount of mortgage notes since January 1, 2018 with a weighted average annual interest rate of 5.4%, as well as regularly scheduled amortization of mortgage notes secured by these communities.
Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and For the Three Months		As of and For the Three Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
Total properties	76	72	70	70
# of units	9,766	9,258	9,059	9,059
Occupancy	86.3%	85.8%	86.4%	85.9%
Average monthly rate (2)	$4,275	$4,308	$4,329	$4,308

(1)
Consists of managed senior living communities we have owned and which have been managed by the same operator for our account continuously since January 1, 2018; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.
Managed senior living communities, all properties:

	Three Months Ended March 31,
	2019	2018	Change	% Change
Residents fees and services	$108,045	$102,042	$6,003	5.9%
Property operating expenses	(85,045)	(77,160)	7,885	10.2%
Net operating income (NOI)	23,000	24,882	(1,882)	(7.6)%

Depreciation and amortization expense	(15,760)	(14,811)	949	6.4%
Interest expense	(820)	(1,327)	(507)	(38.2)%
Loss on early extinguishment of debt	—	(130)	(130)	(100.0)%
Net income	$6,420	$8,614	$(2,194)	(25.5)%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2018, as well as an increase in occupancy, partially offset by a decrease in average monthly rates for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2018, increased costs associated with staffing and increased room turnover and maintenance costs.
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
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily due to our acquisitions and purchase of improvements since January 1, 2018, partially offset by a decrease in depreciation and amortization expense as a result of certain of our acquired resident agreements becoming fully amortized since January 1, 2018.
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $60,341 in aggregate principal amount of mortgage notes since January 1, 2018, as well as the regularly scheduled amortization of mortgage notes secured by these communities, partially offset by our assumption of a $16,748 mortgage note in connection with our acquisition of a senior living community in February 2018 and our assumption of a $16,588 mortgage note in connection with our acquisition of two senior living communities in June 2018.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of $4,330 of mortgage notes in January 2018.
Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator for our account continuously since January 1, 2018; excludes communities classified as held for sale, if any):

	Three Months Ended March 31,
	2019	2018	Change	% Change
Residents fees and services	$101,612	$100,358	$1,254	1.2%
Property operating expenses	(78,447)	(75,804)	2,643	3.5%
Net operating income (NOI)	23,165	24,554	(1,389)	(5.7)%

Depreciation and amortization expense	(13,393)	(14,010)	(617)	(4.4)%
Interest expense	(389)	(1,179)	(790)	(67.0)%
Loss on early extinguishment of debt	—	(130)	(130)	100.0%
Net income	$9,383	$9,235	$148	1.6%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased year over year on a comparable property basis primarily due to an increase in occupancy for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
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

Depreciation and amortization expense. Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased due to certain of our acquired resident agreements becoming fully amortized since January 1, 2018, partially offset by an increase in depreciation expense due to our purchases of improvements since January 1, 2018.
Interest expense. Interest expense relates to mortgage notes secured by certain of these communities. The decrease in interest expense is due to our prepayment of $60,341 in aggregate principal amount of mortgage notes since January 1, 2018, as well as the regularly scheduled amortization of mortgage notes secured by these communities.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage notes in January 2018.
All other operations(1):

	Three Months Ended March 31,
	2019	2018	Change	% Change
Rental income	$4,700	$4,602	$98	2.1%

Expenses:
Depreciation and amortization expense	(947)	(948)	(1)	0.1%
General and administrative	(9,816)	(25,118)	(15,302)	(60.9)%
Acquisition and certain other transaction related costs	(7,814)	(20)	7,794	38,970.0%
Total expenses	(18,577)	(26,086)	(7,509)	(28.8)%

Dividend income	923	659	264	(40.1)%
Unrealized gains and losses on equity securities, net	22,932	27,241	(4,309)	(15.8)%
Interest and other income	114	54	60	111.1%
Interest expense	(38,523)	(35,745)	2,778	7.8%
Loss before income tax expense and equity in earnings of an investee	(28,431)	(29,275)	(844)	(2.9)%
Income tax expense	(134)	(260)	(126)	(48.5)%
Equity in earnings of an investee	404	44	360	818.2%
Net loss	$(28,161)	$(29,491)	$(1,330)	(4.5)%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately $(112) and $138 for the three months ended March 31, 2019 and 2018, respectively. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations for each of the three months ended March 31, 2019 and 2018. Rental income increased as a result of an increase in the scheduled rent per certain of the lease agreements at our wellness center properties.
Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since January 1, 2018. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in estimated business management incentive fees as a result of no incentive fees being accrued for the three months ended March 31, 2019, compared to $14,347 of business management incentive fees that we recognized for the three months ended March 31, 2018. In addition, we recognized a decrease in business management fees expense as a result of lower trading prices for our common shares during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include $7,667 of costs incurred in connection with the Transaction Agreement and other acquisition, disposition and operations transition activities that were expensed pursuant to GAAP.
Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc. The increase in dividend income is a result of an increase in dividends per share paid by RMR Inc. during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Unrealized gains and losses on equity securities, net. Unrealized gains and losses on equity securities, net, represents the net unrealized gains and losses to adjust our investments in RMR Inc. and Five Star to their fair value.
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
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable SEC rules, including funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, and NOI for the three months ended March 31, 2019 and 2018. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or net income attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income and net income attributable to common shareholders as presented in our condensed consolidated statements of income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income and net income attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations at our properties.
Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, loss on impairment of real estate assets and unrealized gains or losses on equity securities, net, if any, plus real estate depreciation and amortization and minus FFO attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.

Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended March 31, 2019 and 2018 and reconciliations of net income attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income attributable to common shareholders per share for these periods.

	Three Months Ended March 31,
	2019	2018
Net income attributable to common shareholders	$30,082	$236,022
Depreciation and amortization expense	72,230	70,339
FFO attributable to noncontrolling interest	(5,297)	(5,300)
Loss (gain) on sale of properties	122	(181,154)
Impairment of assets	6,206	—
Unrealized gains and losses on equity securities, net	(22,932)	(27,241)
FFO attributable to common shareholders	80,411	92,666

Estimated business management incentive fees (1)	—	14,347
Acquisition and certain other transaction related costs	7,814	20
Loss on early extinguishment of debt	—	130
Normalized FFO attributable to common shareholders	$88,225	$107,163

Weighted average common shares outstanding (basic)	237,568	237,478
Weighted average common shares outstanding (diluted)	237,600	237,493

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.13	$0.99
FFO attributable to common shareholders	$0.34	$0.39
Normalized FFO attributable to common shareholders	$0.37	$0.45
Distributions declared	$0.39	$0.39

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

Property Net Operating Income (NOI)
We calculate NOI as shown below. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We use NOI to evaluate individual and company wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of net income to NOI for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	2018
Reconciliation of Net Income to NOI:
Net income	$31,504	$237,405

Equity in earnings of an investee	(404)	(44)
Income tax expense	134	260
Income from continuing operations before income tax expense and equity in earnings of an investee	31,234	237,621
Loss on early extinguishment of debt	—	130
Interest expense	45,611	43,552
Interest and other income	(114)	(54)
Unrealized gains and losses on equity securities, net	(22,932)	(27,241)
Dividend income	(923)	(659)
Loss (gain) on sale of properties	122	(181,154)
Impairment of assets	6,206	—
Acquisition and certain other transaction related costs	7,814	20
General and administrative expense	9,816	25,118
Depreciation and amortization expense	72,230	70,339
Total NOI	$149,064	$167,672

MOB NOI	$71,044	$70,213
Triple net leased communities NOI	50,320	67,975
Managed communities NOI	23,000	24,882
All other operations NOI	4,700	4,602
Total NOI	$149,064	$167,672
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities and borrowings under our revolving credit facility. To reduce leverage, we intend to sell some of our properties and may seek to sell other properties in the future. As part of these property sales, we plan to focus our efforts primarily on selling underperforming senior living communities and non-core assets, including standalone SNFs and wellness centers. We may, in lieu of or in addition to property sales, sell some or all of the approximately 2.6 million shares of class A common stock of RMR Inc. that we own. We believe that these sources will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

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
Following entry into the Transaction Agreement, due to the lower cash flow we will receive from our senior living communities operated by Five Star, on April 18, 2019, we lowered our regular quarterly distribution rate to $0.15 per common share ($0.60 per common share annually), which is based on a target distribution payout ratio of approximately 80% of projected cash available for distribution in the future.
Effective January 2020 (or January 2021 if extended under the Transaction Agreement), if approved by Five Star's shareholders and other conditions have been met pursuant to the Transaction Agreement, Five Star will issue to us such number of Five Star common shares as is necessary to cause us to own, when considered together with our then owned Five Star common shares, approximately 34% of the outstanding Five Star common shares post-issuance, and we will declare a pro rata distribution to holders of our common shares of beneficial interest of the right to receive, and Five Star will issue on a pro rata basis to such holders, a number of Five Star common shares which equals approximately 51% of the outstanding Five Star common shares post-issuance. As consideration for such issuance of Five Star common shares, we will provide to Five Star $75.0 million of additional consideration.
For further information regarding the Transaction Agreement, see Notes 9 and 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents' fees and services' revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 were as follows: (1) cash provided by operating activities decreased to $41.5 million in 2019 from $84.0 million in 2018; (2) cash used in investing activities was $43.3 million in 2019, compared to cash provided by investing activities of $80.3 million in 2018; and (3) cash used in financing activities decreased to $13.5 million in 2019 from $158.5 million in 2018.
The decrease in cash provided by operating activities for the three months ended March 31, 2019 compared to the prior year was primarily due to the $12.8 million reduction in the aggregate amount of rent payable to us by Five Star during the quarter ended March 31, 2019 pursuant to the Transaction Agreement, as described in Notes 9 and 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, partially offset by a decrease in business management incentive fee expense paid in January 2019 compared to the prior period. Cash used in investing activities changed in 2019 primarily due to lower proceeds from the sale of real estate properties and an increase in amounts spent on capital improvements, partially offset by higher acquisition costs and deposits during the three months ended March 31, 2018. The decrease in cash used in financing activities for the three months ended March 31, 2019 compared to the prior year was primarily due to larger repayments of amounts outstanding under our revolving credit facility during the three months ended March 31, 2018, partially offset by net proceeds from our February 2018 issuance of senior unsecured notes and higher amounts of borrowings under our revolving credit facility in the 2018 period.
Our Investment and Financing Liquidity and Resources
As of March 31, 2019, we had $39.9 million of cash and cash equivalents and $775.0 million available to borrow under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes.
In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2.0 billion. Our revolving credit facility requires annual interest to be paid on borrowings at the rate of LIBOR plus a premium (currently 120 basis points per annum) that is subject to adjustment based upon changes to our credit ratings, plus a facility fee of 25 basis points per annum on the total amount of lending commitments. As of March 31, 2019, the annual interest rate required on borrowings under our revolving credit facility was 3.6%. As of March 31, 2019 and May 8, 2019, we had $225.0 million and $628.0 million outstanding under our revolving credit facility, respectively.
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
We have a $350.0 million unsecured term loan that matures on January 15, 2020. This term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of March 31, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.9%.
We also have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 135 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of March 31, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.8%.
In April 2019, our issuer credit rating was downgraded from BBB- to BB+ by Standard and Poor's Global, or S&P, following our announcement of the restructuring of our business arrangements with Five Star. The ratings on our senior notes were reaffirmed at BBB- by S&P and, as a result, the interest rate premium on our revolving credit facility and term loans was not changed.
In connection with the Transaction Agreement, we provided to Five Star the short term $25.0 million Five Star credit facility as further described in Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Five Star credit facility matures on January 1, 2020, or January 1, 2021 if the Conversion Time is extended pursuant to the Transaction Agreement. The Five Star credit facility provides for interest to be paid on borrowed amounts at a rate of 6% per year and is secured by real estate mortgages on six senior living communities owned by certain of Five Star’s subsidiaries that guarantee Five Star’s obligations under the Five Star credit facility, and certain personal property owned by those and certain other Five Star subsidiaries. As of March 31, 2019 and May 8, 2019, no amounts were outstanding under the Five Star credit facility.
In May 2019, we redeemed at par all of our outstanding 3.25% senior notes due 2019 for a redemption price equal to principal amount of $400.0 million. We funded this redemption with cash on hand and borrowings under our revolving credit facility.
In April 2019, we gave notice of our intention to prepay, at par plus accrued interest, a mortgage note secured by four of our senior living communities with an outstanding principal balance of approximately $42.2 million, a maturity date in July 2019 and an annual interest rate of 3.79%. We expect to make this prepayment in May 2019 using cash on hand and borrowings under our revolving credit facility.
During the three months ended March 31, 2019, we sold two MOBs located in Florida and Massachusetts, for an aggregate sales price of approximately $3.0 million, excluding closing costs.
In May 2019, we sold three SNFs located in California for an aggregate sales price of approximately $21.5 million, excluding closing costs.
We currently have 13 MOBs located in Colorado and Massachusetts under agreements to sell for an aggregate sales price of approximately $20.6 million, excluding closing costs. We also have 17 SNFs located in Kansas, Iowa, Nebraska and Wisconsin under agreements to sell for an aggregate sales price of approximately $19.0 million, excluding closing costs. These sales are subject to conditions; as a result, these sales may not occur, they may be delayed or their terms may change.

During the three months ended March 31, 2019 and 2018, respectively, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
MOB tenant improvements (1)	$5,000	$1,600
MOB leasing costs (2)	4,132	422
MOB building improvements (3)	995	2,779
Managed senior living communities capital improvements	3,312	2,407
Recurring capital expenditures	$13,439	$7,208

Development, redevelopment and other activities - MOBs (4)	6,059	397
Development, redevelopment and other activities - Managed senior living communities (4)	9,079	2,824
Total development, redevelopment and other activities	$15,138	$3,221

(1)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and tenant inducements.

(3)	MOB building improvements generally include capital expenditures to replace obsolete building components and capital expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of acquisition of a property and incurred within a short period thereafter and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

During the three months ended March 31, 2019, we invested $0.7 million in revenue producing capital improvements at certain of our triple net leased senior living communities leased to private operators, and, as a result, annual rents payable to us increased by approximately $0.03 million pursuant to the terms of the applicable leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases. These capital improvement amounts are not included in the table above.
During the three months ended March 31, 2019, we purchased $22.6 million of fixed assets and improvements related to the senior living communities leased to Five Star. In April 2019, pursuant to the Transaction Agreement, we purchased $50.0 million of fixed assets and improvements related to the senior living communities leased to Five Star. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.
During the three months ended March 31, 2019, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	51	447	498
Total leasing costs and concession commitments (1)	$1,857	$12,518	$14,375
Total leasing costs and concession commitments per square foot (1)	$36.28	$28.01	$28.86
Weighted average lease term (years) (2)	5.0	8.9	8.5
Total leasing costs and concession commitments per square foot per year (1)	$7.20	$3.16	$3.40

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of March 31, 2019, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.
As of March 31, 2019, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our MOBs of approximately $24.3 million.
During the second quarter of 2019, we expect two tenants in our MOB segment, together representing approximately 4.4% of our MOB annualized rental income as of March 31, 2019, to vacate an aggregate of 522,118 square feet in 12 properties in Massachusetts and three properties in California. In March 2019, we sold one property leased to a tenant located in Massachusetts. We are currently marketing for sale 12 properties located in Massachusetts. As of May 8, 2019, we have all of the remaining Massachusetts properties under agreements to sell after the current leases expire. We recognized rental income of $1.9 million during the three months ended March 31, 2019 related to these 13 properties located in Massachusetts. We are currently evaluating our options for the three properties located in California. The leasing of this space may take time and require significant capital expenditures in order to reposition these MOBs. We recognized rental income of $2.4 million during the three months ended March 31, 2019 related to these three properties located in California.
On February 21, 2019, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.7 million, that was declared on January 18, 2019 and was payable to shareholders of record on January 28, 2019. On April 18, 2019, we declared a regular quarterly distribution payable to common shareholders of record on April 29, 2019, of $0.15 per share, or approximately $35.7 million. We expect to pay this distribution on or about May 16, 2019 using cash on hand and borrowings under our revolving credit facility.
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
Except as described above, our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition of additional properties primarily for income and secondarily for appreciation potential; however, we cannot be sure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete any acquisitions. Generally, we identify properties for sale based on changes in market conditions in the area where the property is located, our expectations regarding the property's future financial performance, our expectation regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.
Off Balance Sheet Arrangements
As of March 31, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at March 31, 2019 were: (1) borrowings under our $1.0 billion unsecured revolving credit facility, of which $225.0 million was outstanding at March 31, 2019; (2) seven public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $500.0 million principal amount at an annual interest rate of 4.75% due 2028, (f) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (g) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount unsecured term loan due 2020; (4) our $200.0 million principal amount unsecured term loan due 2022; and (5) $733.7 million aggregate principal amount of mortgage notes secured by 14 of our properties with maturity dates between 2019 and 2043. We also have two properties subject to capital leases with lease obligations totaling $9.6 million at March 31, 2019; these capital leases expire, and we have a purchase option that commences, beginning in 2026. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contain covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of March 31, 2019, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.
As noted above, in May 2019, we redeemed at par all of our outstanding 3.25% senior notes due 2019 for a redemption price equal to the principal amount of $400,000, plus accrued and unpaid interest. We funded this redemption using cash on hand and borrowings under our revolving credit facility.
Neither our senior unsecured notes indentures and their supplements, nor our revolving credit facility and term loan agreements, contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility and term loan agreements, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded, our interest expense and related costs under our revolving credit facility and term loan agreements may increase. See "—Our Investment and Financing Liquidity and Resources" above for information regarding a recent downgrade of our issuer credit rating that did not result in a change in the interest rate premiums under our revolving credit facility or term loans.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a managing director and the president and chief executive officer of RMR Inc. and an executive officer and employee of RMR LLC; Jennifer Clark, our other Managing Trustee, is a managing director and the executive vice president, general counsel and secretary of RMR Inc. and an officer and employee of RMR LLC; each of our officers is also an officer of RMR LLC; and we own shares of class A common stock of RMR Inc. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which may have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: Five Star, which is our former subsidiary and largest tenant and the manager of our managed senior living communities and of which we and a wholly owned subsidiary of ABP Trust are significant stockholders, owning, as of March 31, 2019, 8.3% and 35.4%, respectively, of its outstanding common shares, and with which we have entered the Transaction Agreement, which provides for a restructuring of our contractual arrangements with Five Star; and AIC, of which we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.

For further information about these and other such relationships and related person transactions, see Notes 9, 10, 11 and 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with Five Star and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Impact of Government Reimbursement
For the three months ended March 31, 2019, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
For more information regarding the government healthcare funding and regulation of our business, please see the section captioned “Business—Government Regulation and Reimbursement” in our Annual Report and the section captioned “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Government Reimbursement” in our Annual Report.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2018. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt
At March 31, 2019, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes (2)	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	500,000	4.75%	23,750	2028	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Mortgage note (3)	42,372	3.79%	1,606	2019	Monthly
Mortgage notes	1,889	7.49%	141	2022	Monthly
Mortgage notes	12,992	6.28%	816	2022	Monthly
Mortgage note	11,126	4.85%	540	2022	Monthly
Mortgage notes	16,362	5.75%	941	2022	Monthly
Mortgage note	16,344	6.64%	1,085	2023	Monthly
Mortgage notes (4)	620,000	3.53%	21,886	2026	Monthly
Mortgage note	1,742	6.25%	109	2033	Monthly
Mortgage note	10,845	4.44%	482	2043	Monthly
	$2,983,672		$145,311

(1)
The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(2)	In May 2019, we redeemed these senior unsecured notes, at par plus accrued interest.

(3)	In April 2019, we gave notice of our intention to prepay, at par plus accrued interest, this mortgage note. We expect to make this prepayment in May 2019.

(4)
The properties encumbered by these mortgages are subject to a joint venture in which we own a 55% equity interest. The principal amounts listed in the table for these mortgage notes have not been adjusted to reflect the equity interests in the joint venture that we do not own.

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
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2019, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $41.4 million.
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
Floating Rate Debt
At March 31, 2019, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had $225.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan. Our revolving credit facility matures in January 2022, and, subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2023. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures in January 2020, and our $200.0 million term loan matures in September 2022. Our $350.0 million term loan and our $200.0 million term loan are prepayable without penalty at any time.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2019 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2019	3.80%	$775,000	$29,450	$0.12
One percentage point increase	4.80%	$775,000	$37,200	$0.16

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of March 31, 2019.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the three months ended March 31, 2019.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2019 if we were fully drawn on our revolving credit facility and our term loans remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2019	3.70%	$1,550,000	$57,350	$0.24
One percentage point increase	4.70%	$1,550,000	$72,850	$0.31

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of March 31, 2019.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the three months ended March 31, 2019.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

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

•	The credit qualities of our tenants,

•	Our ability to compete for tenancies and acquisitions effectively,

•	Our ability to maintain and increase occupancy, revenues and NOI at our senior living communities,

•	Our acquisitions and sales of properties,

•	Our ability to raise debt or equity capital,

•	The future availability of borrowings under our revolving credit facility,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our credit ratings,

•	Our expectation that we benefit from our ownership interest in and other relationships with RMR Inc.,

•	Our expectation that we benefit from our ownership interest in and other relationships with AIC and from our participation in insurance programs arranged by AIC,

•	Our qualification for taxation as a REIT, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:

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

For example:

•
Five Star, our largest tenant and the manager of our managed senior living communities, has been experiencing significant operating and financial challenges and determined that a substantial doubt existed as to whether it would be able to continue as a going concern. Five Star's operating and financial difficulties result from a number of factors, some of which are beyond Five Star's control, including, but not limited to:

•	Five Star's high operating leverage,

•	Increases in Five Star’s labor costs or in costs Five Star pays for goods and services,

•	Competition within the senior living industry,

•	Seniors delaying or forgoing moving into senior living communities or purchasing healthcare services,

•	The impact of changes in the economy and the capital markets on Five Star and its residents and other customers,

•
Changes in Medicare or Medicaid policies and regulations, including those that may result from the ACA or the possible future repeal, replacement or modification of the ACA and other existing or proposed legislation or regulations,

•	Increases in compliance costs,

•	Continued efforts by third party payers to reduce healthcare costs, and

•	Increases in tort and insurance liability costs.

•	If Five Star’s operations continue to be unprofitable, it could become insolvent and default on its rent obligations to us,

•	If Five Star fails to provide quality services at our senior living communities, the NOI generated by these communities may be adversely affected,

•
We entered into the Transaction Agreement to modify our existing business arrangements with Five Star, and certain of the transactions contemplated by the Transaction Agreement are expected to be effective January 1, 2020. These transactions are subject to conditions, including, among others, the receipt of approval by Five Star’s stockholders and certain licensing and other regulatory approvals. We cannot be sure that any or all of such conditions will be satisfied. Accordingly, these transactions may not become effective as of January 1, 2020 or at all, or the terms of such transactions may change,

•
The issuance of Five Star common shares will require approval by Five Star’s stockholders, and the effectiveness of a registration statement on Form S-1 to be filed by Five Star with the SEC to register the Five Star common shares to be issued pursuant to the Five Star Share Issuances. The process of preparing the Form S-1 is time consuming and the time before the SEC declares the registration statement effective is beyond Five Star’s control. Accordingly, we cannot be sure that the Transaction Agreement and the restructuring transactions will be completed within a specified time period or at all,

•
If Five Star's stockholders fail to approve the Five Star Share Issuances by December 31, 2019, the Transaction Agreement will terminate, including the current rent reductions, and our existing master leases and management agreements and pooling agreements with Five Star will remain in effect. If that occurs, Five Star does not expect to be able to fund its operating and capital expenses or debt service obligations, and Five Star may not then be able to continue as a going concern,

•
If the transactions contemplated by the Transaction Agreement are completed, we expect to retain approximately 34% of ownership of Five Star for the foreseeable future. However, we may sell some or all of our Five Star common shares. Our ownership of Five Star may also be diluted in the future,

•
We plan to pay distributions at an annual rate of $0.60 per common share going forward, based on a target distribution payout ratio of approximately 80% of projected cash available for distribution in the future. Our distribution will be set and reset from time to time by our Board of Trustees. The Board of Trustees will consider many factors when setting the distribution, including our historical and projected net income, Normalized FFO, the then current and expected needs and availability of cash to pay our obligations, distributions which we may be required to pay to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution in the future may change and may vary from our expectations. Accordingly, future distributions may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
We expect to sell up to $900.0 million of properties to reduce our leverage to stated targets. However, we may not be able to successfully sell properties in the future. Also, we may sell properties at prices that are less than their carrying values and we may incur future losses,

•
Contingencies in our acquisition and sale agreements may not be satisfied and our pending acquisitions and sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•
The capital investments we are making at our senior living communities in response to competitive pressures resulting from ongoing new supply of senior living communities may not achieve expected results and our senior living communities may not be competitive, despite these capital investments,

•	We may spend more for capital expenditures than we currently expect,

•	Any joint venture arrangements that we may enter may not be successful,

•	Our tenants may experience losses and default on their rent obligations to us,

•	Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,

•
Our ability to grow our business and maintain or increase our distributions depends in large part upon our ability to buy properties and arrange for their profitable operation or lease them for rents, less their property operating expenses, that exceed our capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchase of any properties we do want to acquire. In addition, any properties we may acquire may not provide us with rents or revenues less property operating costs that exceed our capital costs or achieve our expected returns. If our cash flows are reduced and our leverage increases, we may need to sell, rather than buy, properties,

•	Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,

•
We expect to enter into additional management arrangements with Five Star for additional senior living communities that we own or may acquire in the future. However, we cannot be sure that we will enter into any additional management arrangements or other transactions with Five Star,

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

•
We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,

•
For the three months ended March 31, 2019, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments,

•
Circumstances that adversely affect the ability of seniors or their families to pay for our tenants' and manager's services, such as economic downturns, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,

•
As of March 31, 2019, we had estimated unspent leasing related obligations of $24.3 million. It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,

•
We may not be able to sell properties that we may determine to offer for sale on terms acceptable to us or otherwise, and we may incur losses on any such sales or in connection with decisions to pursue selling our properties,

•
Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes experience deficiencies in the operation of our senior living communities and some of our communities may be prohibited from admitting new residents or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to obtain licenses for or attract residents to our other communities,

•
We believe that our relationships with our related parties, including Five Star, RMR LLC, RMR Inc., ABP Trust, AIC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,

•
RMR Inc. may reduce the amount of its distributions to its shareholders, including us, or we may sell some or all of our RMR Inc. common shares. In addition, we may not receive the proceeds we may hope from any sale of some or all of the shares of RMR Inc. common stock that we own, if we elect to sell any of those shares and

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as new legislation or regulations affecting our business or the businesses of our tenants or managers, changes in our tenants’ or managers’ revenues or costs, worsening or lack of improvement of Five Star's financial condition or changes in our other tenants’ financial conditions, deficiencies in operations by a tenant or manager of one or more of our senior living communities, changed Medicare or Medicaid rates, acts of terrorism, natural disasters or changes in capital markets or the economy generally.
The information contained elsewhere in this Quarterly Report on Form 10-Q or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our other filings with the SEC are available on the SEC’s website at www.sec.gov.
You should not place undue reliance upon our forward-looking statements.
Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.
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

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary, dated April 17, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 17, 2014.)
3.4	Articles Supplementary, dated June 30, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2017.)
3.5	Amended and Restated Bylaws of the Company, adopted April 1, 2019. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 1, 2019.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
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

10.1	Transaction Agreement, dated as of April 1, 2019, between the Company and Five Star Senior Living Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 1, 2019.)
10.2
Credit Agreement, dated as of April 1, 2019, among the Company, Five Star Senior Living Inc. and the guarantors party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 1, 2019.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ Jennifer F. (Francis) Mintzer
Jennifer F. (Francis) Mintzer
President and Chief Operating Officer

Dated: May 9, 2019

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: May 9, 2019