Form 10-Q
period 2019-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2019-08-08
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
617 - 796 - 8350
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	SNH	The Nasdaq Stock Market LLC
5.625% Senior Notes due 2042	SNHNI	The Nasdaq Stock Market LLC
6.25% Senior Notes due 2046	SNHNL	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares outstanding as of August 7, 2019: 237,737,849

SENIOR HOUSING PROPERTIES TRUST
FORM 10-Q

June 30, 2019

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$842,043	$844,567
Buildings and improvements	7,097,545	7,031,733
Total real estate properties, gross	7,939,588	7,876,300
Accumulated depreciation	(1,615,280)	(1,534,392)
Total real estate properties, net	6,324,308	6,341,908

Cash and cash equivalents	48,033	54,976
Restricted cash	13,133	15,095
Acquired real estate leases and other intangible assets, net	383,688	419,244
Other assets, net	329,548	329,203
Total assets	$7,098,710	$7,160,426

LIABILITIES AND EQUITY
Unsecured revolving credit facility	$690,000	$139,000
Unsecured term loans, net	548,699	548,286
Senior unsecured notes, net	1,818,923	2,216,945
Secured debt and capital leases, net	699,640	744,186
Accrued interest	25,417	26,182
Assumed real estate lease obligations, net	81,534	86,304
Other liabilities	197,788	219,653
Total liabilities	4,062,001	3,980,556

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,740,761 and 237,729,900 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,377	2,377
Additional paid in capital	4,611,993	4,611,419
Cumulative net income	2,133,649	2,140,796
Cumulative other comprehensive loss	(129)	(266)
Cumulative distributions	(3,859,587)	(3,731,214)
Total equity attributable to common shareholders	2,888,303	3,023,112
Noncontrolling interest:
Total equity attributable to noncontrolling interest	148,406	156,758
Total equity	3,036,709	3,179,870
Total liabilities and equity	$7,098,710	$7,160,426
 See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$153,097	$174,585	$311,338	$348,313
Residents fees and services	108,906	102,617	216,951	204,659
Total revenues	262,003	277,202	528,289	552,972

Expenses:
Property operating expenses	120,193	110,056	237,415	218,154
Depreciation and amortization	73,924	72,300	146,154	142,639
General and administrative	8,867	29,078	18,683	54,196
Acquisition and certain other transaction related costs	903	67	8,717	87
Impairment of assets	2,213	548	8,419	548
Total expenses	206,100	212,049	419,388	415,624

Gain on sale of properties	17,832	80,762	17,710	261,916
Dividend income	923	659	1,846	1,318
Unrealized gains and losses on equity securities, net	(64,448)	23,265	(41,516)	50,506
Interest and other income	238	60	352	114
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $1,519, $1,542, $3,171 and $2,953, respectively)	(46,412)	(44,813)	(92,023)	(88,365)
Loss on early extinguishment of debt	(17)	—	(17)	(130)
(Loss) income from continuing operations before income tax benefit (expense) and equity in earnings of an investee	(35,981)	125,086	(4,747)	362,707
Income tax benefit (expense)	35	(105)	(99)	(365)
Equity in earnings of an investee	130	7	534	51
Net (loss) income	(35,816)	124,988	(4,312)	362,393
Net income attributable to noncontrolling interest	(1,413)	(1,401)	(2,835)	(2,784)
Net (loss) income attributable to common shareholders	$(37,229)	$123,587	$(7,147)	$359,609

Other comprehensive income (loss):
Equity in unrealized gain (loss) of an investee	71	10	137	(83)
Other comprehensive income (loss)	71	10	137	(83)
Comprehensive (loss) income	(35,745)	124,998	(4,175)	362,310
Comprehensive income attributable to noncontrolling interest	(1,413)	(1,401)	(2,835)	(2,784)
Comprehensive (loss) income attributable to common shareholders	$(37,158)	$123,597	$(7,010)	$359,526

Weighted average common shares outstanding (basic)	237,580	237,487	237,574	237,483
Weighted average common shares outstanding (diluted)	237,580	237,529	237,574	237,506

Per common share amounts (basic and diluted):
Net (loss) income attributable to common shareholders	$(0.16)	$0.52	$(0.03)	$1.51

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2018:	237,729,900	$2,377	$4,611,419	$2,140,796	$(266)	$(3,731,214)	$3,023,112	$156,758	$3,179,870
Net income	—	—	—	30,082	—	—	30,082	1,422	31,504
Other comprehensive income	—	—	—	—	66	—	66	—	66
Distributions	—	—	—	—	—	(92,714)	(92,714)	—	(92,714)
Share grants	—	—	215	—	—	—	215	—	215
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,503)	(5,503)
Balance at March 31, 2019:	237,729,900	2,377	4,611,634	2,170,878	(200)	(3,823,928)	2,960,761	152,677	3,113,438
Net (loss) income	—	—	—	(37,229)	—	—	(37,229)	1,413	(35,816)
Other comprehensive income	—	—	—	—	71	—	71	—	71
Distributions	—	—	—	—	—	(35,659)	(35,659)	—	(35,659)
Share grants	15,000	—	395	—	—	—	395	—	395
Share repurchases	(4,139)	—	(36)	—	—	—	(36)	—	(36)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,684)	(5,684)
Balance at June 30, 2019:	237,740,761	$2,377	$4,611,993	$2,133,649	$(129)	$(3,859,587)	$2,888,303	$148,406	$3,036,709

Balance at December 31, 2017:	237,630,409	$2,376	$4,609,316	$1,766,495	$87,231	$(3,360,468)	$3,104,950	$172,238	$3,277,188
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	87,429	(87,429)	—	—	—	—
Balance at January 1, 2018:	237,630,409	2,376	4,609,316	1,853,924	(198)	(3,360,468)	3,104,950	172,238	3,277,188
Net income	—	—	—	236,022	—	—	236,022	1,383	237,405
Other comprehensive loss	—	—	—	—	(93)	—	(93)	—	(93)
Distributions	—	—	—	—	—	(92,674)	(92,674)	—	(92,674)
Share grants	3,000	—	47	—	—	—	47	—	47
Share repurchases	(4,628)	—	(89)	—	—	—	(89)	—	(89)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,667)	(5,667)
Balance at March 31, 2018:	237,628,781	2,376	4,609,274	2,089,946	(291)	(3,453,142)	3,248,163	167,954	3,416,117
Net income	—	—	—	123,587	—	—	123,587	1,401	124,988
Other comprehensive income	—	—	—	—	10	—	10	—	10
Distributions	—	—	—	—	—	(92,676)	(92,676)	—	(92,676)
Share grants	15,000	—	248	—	—	—	248	—	248
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,114)	(5,114)
Balance at June 30, 2018:	237,643,781	$2,376	$4,609,522	$2,213,533	$(281)	$(3,545,818)	$3,279,332	$164,241	$3,443,573

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(4,312)	$362,393
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	146,154	142,639
Amortization of debt issuance costs and debt discounts and premiums	3,171	2,953
Straight line rental income	(2,364)	(6,023)
Amortization of acquired real estate leases and other intangible assets	(3,080)	(2,797)
Loss on early extinguishment of debt	17	130
Impairment of assets	8,419	548
Gain on sale of properties	(17,710)	(261,916)
Unrealized gains and losses on equity securities, net	41,516	(50,506)
Other non-cash adjustments	(1,885)	(1,886)
Equity in earnings of an investee	(534)	(51)
Change in assets and liabilities:
Other assets	9,370	4,742
Accrued interest	(765)	8,028
Other liabilities	(52,123)	(19,130)
Net cash provided by operating activities	125,874	179,124

Cash flows from investing activities:
Real estate acquisitions and deposits	—	(129,493)
Real estate improvements	(135,750)	(41,061)
Proceeds from sale of properties	34,116	332,389
Net cash (used in) provided by investing activities	(101,634)	161,835

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net	—	491,560
Proceeds from borrowings on revolving credit facility	730,000	429,000
Repayments of borrowings on revolving credit facility	(179,000)	(961,000)
Redemption of senior notes	(400,000)	—
Repayment of other debt	(44,552)	(7,832)
Loss on early extinguishment of debt settled in cash	—	(130)
Payment of debt issuance costs	—	(4,296)
Repurchase of common shares	(33)	(90)
Distributions to noncontrolling interest	(11,187)	(10,781)
Distributions to shareholders	(128,373)	(185,350)
Net cash used in financing activities	(33,145)	(248,919)

(Decrease) increase in cash and cash equivalents and restricted cash	(8,905)	92,040
Cash and cash equivalents and restricted cash at beginning of period	70,071	47,321
Cash and cash equivalents and restricted cash at end of period	$61,166	$139,361

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental cash flows information:
Interest paid	$90,061	$77,385
Income taxes paid	$431	$439

Non-cash investing activities:
Acquisitions funded by assumed debt	$—	$(44,386)

Non-cash financing activities:
Assumption of mortgage notes payable	$—	$44,386
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of June 30,
	2019	2018
Cash and cash equivalents	$48,033	$30,657
Restricted cash (1)	13,133	108,704
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$61,166	$139,361
(1) Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties, security deposits for residents of our managed senior living communities and cash held for the operations of our joint venture MOB. Restricted cash as of June 30, 2018 also includes proceeds from our sale of a senior living community in May 2018 that were being held in trust for our benefit to fund future acquisitions by us.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in our condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and impairments of real estate and intangible assets. We have made reclassifications to the financial statements of prior periods to conform to the current period presentation. These reclassifications had no effect on net income (loss) or equity.
We have a joint venture arrangement with a sovereign investor for one of our properties (two buildings) leased to medical providers, medical related business, clinics and biotech laboratory tenants, or MOBs, located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification. We concluded that we must consolidate this VIE because we have the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,036,537 and $1,061,593 as of June 30, 2019 and December 31, 2018, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $707,579 and $714,226 as of June 30, 2019 and December 31, 2018, respectively, and consist primarily of the debt securing the property. The sovereign investor's interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Note 6 for further information about this joint venture.

Note 2.  Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our condensed consolidated financial statements. Upon adoption, (i) allowances for bad debts are recognized as a direct reduction of rental income, and (ii) legal costs associated with the execution

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses are now included in rental income in our condensed consolidated financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in property operating expenses in our condensed consolidated financial statements and prior periods were not reclassified to conform to the current presentation. We completed our assessment of predominance as it relates to our contracts with residents for housing services at properties leased to our taxable REIT subsidiaries, or TRSs, and have recognized revenue from these properties under ASC 606, Revenue from Contracts with Customers, which did not have any impact to the timing or amount of our revenue recognized.
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
Certain of our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $19,525 and $38,370 for the three and six months ended June 30, 2019, respectively.
Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply Accounting Standards Codification Topic 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our condensed consolidated statements of comprehensive income (loss).
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

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

The following table presents our operating lease maturity analysis as of June 30, 2019:

Year	Amount
2019	$247,329
2020	351,189
2021	327,706
2022	305,547
2023	281,707
Thereafter	1,206,130
Total	$2,719,608

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

Note 3.  Real Estate Properties
At June 30, 2019, we owned 456 properties, including 22 properties classified as held for sale, located in 42 states and Washington, D.C., including one MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest.
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
During the three and six months ended June 30, 2019, we recorded impairment charges of $2,117 and $8,323, respectively, to adjust the carrying values of 15 skilled nursing facilities, or SNFs, to their estimated fair value. These 15 SNFs, which are located in Kansas, Iowa and Nebraska, are classified as held for sale in other assets, net in our condensed consolidated balance sheet as of June 30, 2019. During the three months ended June 30, 2019, we also recorded impairment charges of $96 for three MOBs. These three MOBs, which are located in Massachusetts, were sold in June 2019. These impairment charges, in aggregate, are included in impairment of assets in our condensed consolidated statements of comprehensive income (loss).
Dispositions:
During the six months ended June 30, 2019, we sold 10 MOBs with an aggregate of 244,564 rentable square feet for an aggregate sales price of $13,607, excluding closing costs, as presented in the table below. We recognized rental income of $589 and $1,599 during the three and six months ended June 30, 2019, respectively, related to these MOBs. In May 2019, we sold three SNFs that were leased to Five Star Senior Living Inc., or Five Star, for an aggregate sales price of approximately $21,500, excluding closing costs, as presented in the table below. In accordance with the terms of the transaction agreement with Five Star that we entered into in April 2019, or the Transaction Agreement, as further described in Note 9, our annual rental income decreased by $831 from our sale of these SNFs that were previously leased to Five Star.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Date of Sale	Location	Type of Property	Number of Properties	Gross Sales Price (1)	Gain (loss) on Sale
February 2019	Florida	MOB	1	$2,900	$(64)
March 2019	Massachusetts	MOB	1	75	(58)
May 2019	California	SNF	3	21,500	15,207
May 2019	Colorado	MOB	1	2,590	1,035
June 2019	Massachusetts	MOB	7	8,042	1,590
			13	$35,107	$17,710

(1) Gross sales price excludes closing costs.

As of June 30, 2019, we had five MOBs located in Massachusetts under agreements to sell for an aggregate sales price of approximately $9,926, excluding closing costs, which have an aggregate undepreciated carrying value of $10,072. These five MOBs are classified as held for sale in other assets, net in our condensed consolidated balance sheet as of June 30, 2019. In July 2019, we sold three of these MOBs for an aggregate sales price of $4,955, excluding closing costs.
As of June 30, 2019, we had 17 SNFs under agreements to sell for an aggregate sales price of approximately $17,000, excluding closing costs, which had an aggregate undepreciated carrying value of $34,246. These 17 SNFs are classified as held for sale in other assets, net in our condensed consolidated balance sheet as of June 30, 2019.
Subsequent to June 30, 2019, we entered into agreements to sell 15 senior living communities for an aggregate sales price of approximately $135,000, excluding closing costs. These 15 senior living communities are not classified as held for sale in our condensed consolidated balance sheet as of June 30, 2019.

Note 4.  Indebtedness
Our principal debt obligations at June 30, 2019 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (b) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (c) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (d) $500,000 principal amount at an annual interest rate of 4.75% due 2028, (e) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (f) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount unsecured term loan due 2020; (4) our $200,000 principal amount unsecured term loan due 2022; and (5) $690,667 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 10 properties with maturity dates between 2022 and 2043. These 10 mortgaged properties had a carrying value (before accumulated depreciation) of $968,463 at June 30, 2019. We also had two properties subject to capital leases with lease obligations totaling $9,361 at June 30, 2019; these two properties had a carrying value (before accumulated depreciation) of $35,724 at June 30, 2019, and the capital leases expire in 2026.
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
As of June 30, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.6%. The weighted average annual interest rates for borrowings under our revolving credit facility were 3.6% and 3.0% for the three months ended June 30, 2019 and 2018, respectively, and 3.6% and 2.7% for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had $690,000 outstanding and $310,000 available for borrowing, and as of August 7, 2019, we had $555,000 outstanding and $445,000 available for borrowing under our revolving credit facility.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

We have a $350,000 term loan that matures in January 2020 and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. At June 30, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.8%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.9% and 3.4% for the three months ended June 30, 2019 and 2018, respectively, and 3.9% and 3.2% for the six months ended June 30, 2019 and 2018, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.
We have a $200,000 term loan that matures in September 2022 and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 135 basis points that is subject to adjustment based upon changes to our credit ratings. At June 30, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.8%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.9% and 3.3% for the three months ended June 30, 2019 and 2018, respectively, and 3.9% and 3.2% for the six months ended June 30, 2019 and 2018, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.
In May 2019, we redeemed at par all of our outstanding 3.25% senior notes due 2019 for a redemption price equal to the principal amount of $400,000, plus accrued and unpaid interest of $6,500. We funded this redemption with cash on hand and borrowings under our revolving credit facility.
Also in May 2019, we prepaid, at par plus accrued interest, a mortgage note secured by four of our senior living communities with an outstanding principal balance of approximately $42,211, a maturity date in July 2019 and an annual interest rate of 3.79%. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $17 for each of the three and six months ended June 30, 2019. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at June 30, 2019.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5.  Fair Value of Assets and Liabilities
The following table presents certain of our assets and liabilities that are measured at fair value at June 30, 2019, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset or liability.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in RMR Inc. (1)	$123,905	$123,905	$—	$—
Investment in Five Star (2)	$1,953	$1,953	$—	$—
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (3)	$7,613	$—	$7,613	$—
Non-Recurring Fair Value Measurements Liabilities:
Other Liability (1)	$18,409	$—	$18,409	$—

(1)
Our 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc., are included in other assets, net in our condensed consolidated balance sheets and had a fair value at June 30, 2019 of $123,905, based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP). On June 26, 2019, we entered into an agreement to sell all of our shares of RMR Inc. class A common stock in an underwritten public offering at a price to the public of $40.00 per share. We completed this sale on July 1, 2019 in accordance with the terms of the underwriting agreement. See Note 11 for additional information regarding this sale. We have elected to account for the contract to sell our shares of RMR Inc. class A common stock using the fair value option, based upon the difference between the contractual offering price (Level 2 inputs as defined in the fair value hierarchy under GAAP) and the fair value of the underlying assets at June 30, 2019. Our historical cost basis for these shares is $69,826 as of June 30, 2019. During the three and six months ended June 30, 2019, we recorded unrealized losses of $36,925 and $16,089, respectively, to adjust the carrying value of our investment in RMR Inc. class A common shares to their fair value. In addition, during the three and six months ended June 30, 2019, we recorded a loss of $18,409 and estimated expenses of $6,938 related to the agreement to sell our shares of RMR Inc. class A common stock, both of which are included in unrealized gains and losses on equity securities, net in our condensed consolidated statements of comprehensive income (loss).

(2)
Our 4,235,000 shares of Five Star common stock are included in other assets, net in our condensed consolidated balance sheets, and are reported at fair value, which is based upon quoted market prices (Level 1 inputs). Our adjusted cost basis for these shares is $6,353 as of June 30, 2019. During the three and six months ended June 30, 2019, we recorded unrealized losses of $2,176 and $80, respectively, which are included in unrealized gains and losses on equity securities, net in our condensed consolidated statements of comprehensive income (loss), to adjust the carrying value of our investment in Five Star common shares to their fair value.

(3)
We also have assets in our condensed consolidated balance sheets that are measured at fair value on a nonrecurring basis. During the three and six months ended June 30, 2019, we recorded impairment charges of $2,117 and $8,323, respectively, to reduce the carrying value of 15 SNFs that are classified as held for sale to their estimated sales price, based on a purchase and sale agreement that we have entered into with a third party buyer for these SNFs, less estimated costs to sell of $7,613. See Note 3 for further information about impairment charges and these and other properties we have classified as held for sale.

In addition to the assets and liabilities described in the tables above, our financial instruments at June 30, 2019 and December 31, 2018 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of June 30, 2019		As of December 31, 2018
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$1,818,923	$1,813,227	$2,216,945	$2,138,202
Secured debts(2)	699,640	699,684	744,186	723,003
	$2,518,563	$2,512,911	$2,961,131	$2,861,205

(1)	Includes unamortized debt issuance costs, premiums and discounts.

(2)
We assumed certain of these secured debts in connection with our acquisition of certain properties. We recorded the assumed mortgage notes at estimated fair value on the date of acquisition and we are amortizing the fair value adjustments, if any, to interest expense over the respective terms of the mortgage notes to adjust interest expense to the estimated market interest rates as of the date of acquisition.

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (a Level 1 input) as of June 30, 2019. We estimated the fair values of our four issuances of senior unsecured notes due 2020, 2021, 2024 and 2028 using an average of the bid and ask price on Nasdaq on or about June 30, 2019 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

Note 6. Noncontrolling Interest
We have a joint venture arrangement with a sovereign investor for one of our MOBs (two buildings) located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We continue to control this property and therefore continue to account for this property on a consolidated basis in our condensed consolidated financial statements under the VIE model. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,413 and $1,401 for the three months ended June 30, 2019 and 2018, respectively, and $2,835 and $2,784 for the six months ended June 30, 2019 and 2018, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). We made aggregate cash distributions to our joint venture partner of $5,684 and $5,114 for the three months ended June 30, 2019 and 2018, respectively, and $11,187 and $10,781 for the six months ended June 30, 2019 and 2018, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of June 30, 2019, this joint venture held real estate assets with an aggregate net book value of $735,133, subject to mortgage notes of $620,000.
In assessing whether we have a controlling interest in this joint venture arrangement and are required to consolidate the accounts of the joint venture entity, we considered the members' rights to residual gains and obligations to absorb losses, which activities most significantly impact the economic performance of the entity and which member has the power to direct those activities.

Note 7.  Shareholders’ Equity
Share Awards:
On May 21, 2019, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $7.95 per share, the closing price of our common shares on Nasdaq on that day, to each of our five Trustees as part of their annual compensation.

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
On July 3, 2019, we purchased 2,912 of our common shares, valued at $8.64 per share, the closing price of our common shares on Nasdaq on that day, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
On February 21, 2019, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,714, that was declared on January 18, 2019 and was payable to shareholders of record on January 28, 2019.
On May 16, 2019, we paid a regular quarterly distribution to common shareholders of $0.15 per share, or approximately $35,659, that was declared on April 18, 2019 and was payable to shareholders of record on April 29, 2019.
On July 18, 2019, we declared a regular quarterly distribution payable to common shareholders of record on July 29, 2019, of $0.15 per share, or approximately $35,661. We expect to pay this distribution on or about August 15, 2019.

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

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2019
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$104,385	$44,037	$—	$4,675	$153,097
Residents fees and services	—	—	108,906	—	108,906
Total revenues	104,385	44,037	108,906	4,675	262,003

Expenses:
Property operating expenses	32,525	—	87,668	—	120,193
Depreciation and amortization	35,037	21,457	16,483	947	73,924
General and administrative	—	—	—	8,867	8,867
Acquisition and certain other transaction related costs	—	—	—	903	903
Impairment of assets	96	2,117	—	—	2,213
Total expenses	67,658	23,574	104,151	10,717	206,100

Gain on sale of properties	2,625	15,207	—	—	17,832
Dividend income	—	—	—	923	923
Unrealized gains and losses on equity securities, net	—	—	—	(64,448)	(64,448)
Interest and other income	—	—	—	238	238
Interest expense	(5,988)	(170)	(730)	(39,524)	(46,412)
Loss on early extinguishment of debt	—	—	(17)	—	(17)
Income (loss) from continuing operations before income tax benefit and equity in earnings of an investee	33,364	35,500	4,008	(108,853)	(35,981)
Income tax benefit	—	—	—	35	35
Equity in earnings of an investee	—	—	—	130	130
Net income (loss)	33,364	35,500	4,008	(108,688)	(35,816)
Net income attributable to noncontrolling interest	(1,413)	—	—	—	(1,413)
Net income (loss) attributable to common shareholders	$31,951	$35,500	$4,008	$(108,688)	$(37,229)

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2019
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$207,606	$94,357	$—	$9,375	$311,338
Residents fees and services	—	—	216,951	—	216,951
Total revenues	207,606	94,357	216,951	9,375	528,289

Expenses:
Property operating expenses	64,702	—	172,713	—	237,415
Depreciation and amortization	71,138	40,879	32,243	1,894	146,154
General and administrative	—	—	—	18,683	18,683
Acquisition and certain other transaction related costs	—	—	—	8,717	8,717
Impairment of assets	96	8,323	—	—	8,419
Total expenses	135,936	49,202	204,956	29,294	419,388

Gain on sale of properties	2,503	15,207	—	—	17,710
Dividend income	—	—	—	1,846	1,846
Unrealized gains and losses on equity securities, net	—	—	—	(41,516)	(41,516)
Interest and other income	—	—	—	352	352
Interest expense	(12,018)	(408)	(1,550)	(78,047)	(92,023)
Loss on early extinguishment of debt	—	—	(17)	—	(17)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	62,155	59,954	10,428	(137,284)	(4,747)
Income tax expense	—	—	—	(99)	(99)
Equity in earnings of an investee	—	—	—	534	534
Net income (loss)	62,155	59,954	10,428	(136,849)	(4,312)
Net income attributable to noncontrolling interest	(2,835)	—	—	—	(2,835)
Net income (loss) attributable to common shareholders	$59,320	$59,954	$10,428	$(136,849)	$(7,147)

	As of June 30, 2019
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Total assets	$3,294,265	$1,968,936	$1,454,742	$380,767	$7,098,710

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$103,854	$66,113	$—	$4,618	$174,585
Residents fees and services	—	—	102,617	—	102,617
Total revenues	103,854	66,113	102,617	4,618	277,202

Expenses:
Property operating expenses	31,183	—	78,873	—	110,056
Depreciation and amortization	36,326	20,186	14,841	947	72,300
General and administrative	—	—	—	29,078	29,078
Acquisition and certain other transaction related costs	—	—	—	67	67
Impairment of assets	—	548	—	—	548
Total expenses	67,509	20,734	93,714	30,092	212,049

Gain on sale of properties	—	80,762	—	—	80,762
Dividend income	—	—	—	659	659
Unrealized gains and losses on equity securities, net	—	—	—	23,265	23,265
Interest and other income	—	—	—	60	60
Interest expense	(6,113)	(565)	(1,256)	(36,879)	(44,813)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	30,232	125,576	7,647	(38,369)	125,086
Income tax expense	—	—	—	(105)	(105)
Equity in earnings of an investee	—	—	—	7	7
Net income (loss)	30,232	125,576	7,647	(38,467)	124,988
Net income attributable to noncontrolling interest	(1,401)	—	—	—	(1,401)
Net income (loss) attributable to common shareholders	$28,831	$125,576	$7,647	$(38,467)	$123,587

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$205,005	$134,088	$—	$9,220	$348,313
Residents fees and services	—	—	204,659	—	204,659
Total revenues	205,005	134,088	204,659	9,220	552,972

Expenses:
Property operating expenses	62,121	—	156,033	—	218,154
Depreciation and amortization	70,711	40,381	29,652	1,895	142,639
General and administrative	—	—	—	54,196	54,196
Acquisition and certain other transaction related costs	—	—	—	87	87
Impairment of assets	—	548	—	—	548
Total expenses	132,832	40,929	185,685	56,178	415,624

Gain on sale of properties	—	261,916	—	—	261,916
Dividend income	—	—	—	1,318	1,318
Unrealized gains and losses on equity securities, net	—	—	—	50,506	50,506
Interest and other income	—	—	—	114	114
Interest expense	(12,022)	(1,136)	(2,583)	(72,624)	(88,365)
Loss on early extinguishment of debt	—	—	(130)	—	(130)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	60,151	353,939	16,261	(67,644)	362,707
Income tax expense	—	—	—	(365)	(365)
Equity in earnings of an investee	—	—	—	51	51
Net income (loss)	60,151	353,939	16,261	(67,958)	362,393
Net income attributable to noncontrolling interest	(2,784)	—	—	—	(2,784)
Net income (loss) attributable to common shareholders	$57,367	$353,939	$16,261	$(67,958)	$359,609

	As of December 31, 2018
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Total assets	$3,344,581	$2,044,939	$1,395,657	$375,249	$7,160,426

Note 9. Leases and Management Agreements with Five Star
We are Five Star’s largest landlord and Five Star is our largest tenant. As of June 30, 2019 and 2018, we leased 181 and 184 senior living communities to Five Star, respectively. We lease senior living communities to Five Star pursuant to five master leases. Five Star also manages senior living communities for our account pursuant to management and pooling agreements under which Five Star earns management fees. As of June 30, 2019 and 2018, Five Star managed 77 and 75 senior living communities, respectively, for our account.
Five Star had previously announced that a substantial doubt existed regarding its ability to continue as a going concern because of, among other things: challenging current senior living industry conditions had and may continue to negatively impact Five Star’s operating results; Five Star has incurred recurring operating losses in each of the last three fiscal years; Five Star did not expect to be able to pay its full rent obligations in the first quarter of 2019 absent rent relief from us; and Five

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Star’s credit facility was fully drawn and scheduled to expire on June 28, 2019. On April 1, 2019, we entered into the Transaction Agreement, pursuant to which we agreed to modify our existing business arrangements with Five Star, subject to certain conditions and the receipt of various approvals, as further described below. In addition, in June 2019, Five Star amended and extended the term of its credit facility. Five Star has recently announced that, even though the challenging conditions in the senior living industry continue to exist, it believes that there no longer exists a substantial doubt about its ability to continue as a going concern as a result of actions it has taken since March 31, 2019. We cannot be sure whether the transactions contemplated by the Transaction Agreement will be completed or whether Five Star will be able to continue as a going concern.
The April 2019 Transaction Agreement with Five Star. Among other things, the Transaction Agreement provides that, subject to the satisfaction of certain conditions, effective January 1, 2020 (or January 1, 2021 if extended under the Transaction Agreement), or the Conversion Time:
•our five existing master leases with Five Star for all of our senior living communities that are leased by Five Star, as well as our existing management agreements and pooling agreements with Five Star for our senior living communities that are operated by Five Star, will be terminated and replaced, or the Conversion, with new management agreements for all of these senior living communities, or collectively, the New Management Agreements;
•Five Star will issue to us such number of Five Star common shares as is necessary to cause us to own, when considered together with our then owned Five Star common shares, approximately 34% of the then outstanding Five Star common shares, and we will declare a pro rata distribution to holders of our common shares of beneficial interest of the right to receive, and Five Star will issue on a pro rata basis to such holders, a number of Five Star common shares which equals approximately 51% of the then outstanding Five Star common shares, or, together, the Five Star Share Issuances; the noted percentage ownership amounts are post-issuance, giving effect to the Five Star Share Issuances; and
•as consideration for the Five Star Share Issuances, we will provide to Five Star $75,000 of additional consideration, or, collectively with the Conversion and the Five Star Share Issuances, the Five Star Restructuring Transactions.
Also pursuant to the Transaction Agreement: (1) commencing February 1, 2019 through December 31, 2019, the aggregate amount of monthly minimum rent payable to us by Five Star under our master leases with Five Star is $11,000, subject to adjustment and extension, and no additional rent is payable to us by Five Star from such date to the Conversion Time; and (2) on April 1, 2019, we purchased from Five Star $49,155 of unencumbered Qualifying PP&E (as defined in the Transaction Agreement) related to our senior living communities leased and operated by Five Star, which amount remains subject to possible additional adjustment but will not exceed $60,000. In accordance with the Transaction Agreement, the aggregate amount of monthly minimum rent payable to us by Five Star under our master leases with Five Star was subsequently reduced to $10,931 as a result of dispositions.

At its annual meeting of stockholders held on June 11, 2019, Five Star’s stockholders approved the Five Star Share Issuances. The Five Star Restructuring Transactions remain subject to conditions, including, among others: (1) the receipt of all Required Licenses (as defined in the Transaction Agreement) and any other third party consent or approval required for the consummation of the Five Star Restructuring Transactions; (2) the effectiveness of the registration statement on Form S-1 to be filed by Five Star with the Securities and Exchange Commission, or SEC, to register the Five Star common shares to be issued pursuant to the Five Star Share Issuances; and (3) approval by Nasdaq of the listing of the Five Star common shares to be issued pursuant to the Five Star Share Issuances, subject to official notice of issuance.
If any required approval is not obtained by December 31, 2019, and the failure to obtain such approval is not the result of a breach or default by Five Star under the Transaction Agreement, we and Five Star have agreed to work in good faith to determine an alternative to allow the Restructuring Transactions to occur on January 1, 2020; provided we are not required to agree to any alternative that would adversely affect our qualification for taxation as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. If we and Five Star do not agree to any such alternative, and, as of January 1, 2020, the failure to obtain a required approval is the only remaining condition under the Transaction Agreement, the Conversion Time will be automatically extended to January 1, 2021. Pursuant to the Transaction Agreement, since Five Star’s stockholders approved the Five Star Share Issuance, monthly minimum rent payable by Five Star to us under our existing master leases with Five Star will remain at $11,000, subject to adjustment, regardless of whether the Transaction Agreement is extended and/or is terminated.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Five Star has agreed to expand its board of directors within six months following the Conversion Time to add an independent director (as defined in Five Star’s bylaws) reasonably satisfactory to us.
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
The New Management Agreements provide for 15 year terms, subject to Five Star’s right to extend for two consecutive five year terms if it achieves certain performance targets for the combined managed communities portfolio. The New Management Agreements also provide us with the right to terminate the New Management Agreement for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023), provided we may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination.
In connection with the Transaction Agreement, we entered into a credit agreement with Five Star, pursuant to which we extended to Five Star a $25,000 line of credit, or the Five Star credit facility. The Five Star credit facility matures on January 1, 2020, or January 1, 2021 if the Conversion Time is extended pursuant to the Transaction Agreement. The Five Star credit facility provides for interest to be paid on borrowed amounts at a rate of 6% per year and is secured by real estate mortgages on six senior living communities owned by certain of Five Star’s subsidiaries that guarantee Five Star’s obligations under the Five Star credit facility, and certain personal property owned by those and certain other Five Star subsidiaries. The Five Star credit facility provides for acceleration of payment of all amounts outstanding under the Five Star credit facility upon the occurrence and continuation of certain events of default, including a default by Five Star under the Transaction Agreement and certain other agreements. The agreement governing the Five Star credit facility contains covenants, including those that restrict Five Star’s ability to incur debt or to pay dividends or make other distributions to its stockholders in certain circumstances. As of August 7, 2019, Five Star has not made any borrowings under the Five Star credit facility.
We determined that the Five Star Restructuring Transactions constituted a reconsideration event requiring us to assess whether we held a controlling financial interest in Five Star. As a result of this assessment, we determined that Five Star is a VIE as of the signing of the Transaction Agreement. We determined not to consolidate Five Star in our condensed consolidated financial statements, as we do not have the power to direct the activities of Five Star that most significantly impact Five Star’s economic performance and therefore are not the primary beneficiary of Five Star.
Our Senior Living Communities Leased by Five Star. We recognized rental income payable by Five Star of $33,400 and $51,692 for the three months ended June 30, 2019 and 2018, respectively, and $72,713 and $103,450 for the six months ended June 30, 2019 and 2018, respectively. Rental income for each of the three and six months ended June 30, 2019 includes $538 of variable payments we received from Five Star. Rental income for the three and six months ended June 30, 2018 excludes $1,289 and $2,664, respectively, of variable payments we received from Five Star. As of June 30, 2019 and December 31, 2018, we had receivables from Five Star of $14,786 and $18,697, respectively, which amounts are included in other assets, net in our condensed consolidated balance sheets. Rental income from Five Star represented 12.7% and 13.8% of our total revenues for the three and six months ended June 30, 2019, respectively. The properties Five Star leases from us represented 26.4%, excluding properties held for sale, if any, of our real estate investments, at cost, as of June 30, 2019.
Pursuant to the terms of our leases with Five Star, for the six months ended June 30, 2018, we funded $8,529 of improvements to communities leased to Five Star. As a result, the annual minimum rent payable to us by Five Star increased by approximately $680, as of June 30, 2018. Pursuant to the Transaction Agreement, the $86,288 of improvements to communities leased to Five Star, including $49,155 of fixed assets and improvements that were purchased pursuant to the Transaction Agreement as discussed above, that we funded during the six months ended June 30, 2019 did not result in increased rent payable by Five Star.
Our Senior Living Communities Managed by Five Star. Five Star manages certain senior living communities that we lease to our TRSs. As described above, pursuant to the Transaction Agreement, we have agreed to replace our long term management and pooling agreements with Five Star with new management agreements effective January 1, 2020 (or January 1, 2021 if the

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Conversion Time is extended under the Transaction Agreement), subject to certain conditions and the receipt of various approvals.
We incurred management fees payable to Five Star of $3,871 and $3,533 for the three months ended June 30, 2019 and 2018, respectively, and $7,660 and $7,027 for the six months ended June 30, 2019 and 2018, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
The following table presents residents fees and services revenue disaggregated by type of contract and payer:

Revenue from contracts with customers:	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Basic housing and support services	$89,082	$176,494
Medicare and Medicaid programs	7,686	16,431
Private pay and other third party payer SNF services	12,138	24,026
Total residents fees and services	$108,906	$216,951

Five Star also provides certain other services directly to residents at some of the senior living communities it manages for our account, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star directly for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for these services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees payable to Five Star of $1,513 and $1,660 for the three months ended June 30, 2019 and 2018, respectively, and $3,188 and $3,359 for the six months ended June 30, 2019 and 2018, respectively, for rehabilitation services Five Star provided at senior living communities it manages for us; we include these amounts in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
In April 2019, Five Star began managing for our account a senior living community we own located in Oregon with 318 living units, pursuant to a management agreement with Five Star on terms substantially similar to those of existing management agreements between us and Five Star, after the previous tenant defaulted on its lease with us.

Note 10. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to the property level operations of our properties that are not senior living communities or wellness centers.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $6,582 and $26,489 for the three months ended June 30, 2019 and 2018, respectively, and $14,301 and $49,813 for the six months ended June 30, 2019 and 2018, respectively. The net business management fees we recognized for the three and six months ended June 30, 2019 include $725 and $1,450, respectively, of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement. Based on our common share total return, as defined in our business management agreement, as of June 30, 2019, no estimated 2019 incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2019. The actual amount of annual incentive fees for 2019, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2019, and will be payable in 2020. The net business management fees for the three and six months ended June 30, 2018 included $725 and $1,450, respectively, of management fees related to our subsidiary level management agreement with RMR LLC and $17,610 and $31,957, respectively, of estimated 2018 incentive fees based on our common share total return, as defined in our business management agreement, as of June 30, 2018. In January 2019, we paid RMR LLC an incentive fee of $40,642 for 2018. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,491 and $2,984 for the three months ended June 30, 2019 and 2018, respectively, and $6,555 and $5,805 for the six months ended June 30, 2019 and 2018, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our MOBs, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $3,352 and $3,172 for these expenses and costs for the three months ended June 30, 2019 and 2018, respectively, and $6,726 and $5,951 for the six months ended June 30, 2019 and 2018, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

Note 11. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc., Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
Five Star.  We are currently one of Five Star’s largest stockholders. As of June 30, 2019, we owned 4,235,000 of Five Star’s common shares, or approximately 8.3% of Five Star’s outstanding common shares. Five Star is our largest tenant and the manager of our managed senior living communities. RMR LLC provides management services to both us and Five Star. As of June 30, 2019, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., owned 35.4% of Five Star's outstanding common shares. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust and a managing director of Five Star. Five Star’s president and chief executive officer and chief financial officer and treasurer are officers and employees of RMR LLC. On April 1, 2019, we entered into the Transaction Agreement, pursuant to which we agreed to modify our existing business arrangements with Five Star, subject to certain conditions and the receipt of various approvals. See Note 9 for further information regarding our relationships, agreements and transactions with Five Star and Note 5 for further information regarding our investment in Five Star.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 10 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC. Jennifer B. Clark, our other Managing Trustee and our Secretary, also serves as a managing director and as executive vice president, general counsel and secretary of RMR Inc., an officer of ABP Trust, an officer and employee of RMR LLC and the secretary of Five Star. Other officers and employees of RMR LLC also serve as our officers.
As of June 30, 2019, we owned 2,637,408 shares of class A common stock of RMR Inc. On July 1, 2019, we sold the shares of class A common stock of RMR Inc. we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to the underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering, and the underwriters named therein. We received net proceeds of $98,903 from this sale, after deducting the underwriting discounts and commissions and before other offering expenses. See Note 5 for further information regarding our investment in RMR Inc.
AIC. We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders historically participated in a combined property insurance program arranged and reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
As of June 30, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,303 and $8,632, respectively. These amounts are included in other assets, net in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income (loss). Our other comprehensive income includes our proportionate part of unrealized gains (losses) on fixed income securities that are owned by AIC related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.

Note 12.  Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. During the three months ended June 30, 2019 and 2018, we recognized income tax benefit of $35 and expense of $105, respectively, and during the six months ended June 30, 2019 and 2018, we recognized income tax expense of $99 and $365, respectively.

Note 13. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares for basic earnings per share	237,580	237,487	237,574	237,483
Effect of dilutive securities: unvested share awards	—	42	—	23
Weighted average common shares for diluted earnings per share (1)	237,580	237,529	237,574	237,506

(1) For the three and six months ended June 30, 2019, 68 and 18, respectively, of unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
We are a REIT organized under Maryland law. At June 30, 2019, we owned 456 properties, including 22 properties classified as held for sale, located in 42 states and Washington, D.C., including one MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest. At June 30, 2019, the undepreciated carrying value of our properties, which represents the gross book value of our real estate assets before depreciation and purchase price allocations, less impairment write downs, was $8.7 billion, excluding properties classified as held for sale. For the three months ended June 30, 2019, approximately 97% of our net operating income, or NOI, came from properties where a majority of the revenues are derived from our tenants' and residents’ private resources.
RESTRUCTURING OF BUSINESS ARRANGEMENTS WITH FIVE STAR
In April 2019, we entered into the Transaction Agreement, pursuant to which, subject to certain conditions and the receipt of various approvals, effective January 1, 2020 (or January 1, 2021 if extended under the Transaction Agreement), our existing five master leases with Five Star for our senior living communities that are leased to Five Star, as well as our existing management agreements and pooling agreements with Five Star for our senior living communities that are managed by Five Star for our account, will be terminated and replaced with new management agreements between us and Five Star for all of these senior living communities. The conversion of the master leases to management agreements will be a significant change in our arrangements with Five Star and may result in our realizing significantly different operating results from our senior living communities, including increased variability.

Also pursuant to the Transaction Agreement, in addition to other transactions, commencing February 1, 2019 through December 31, 2019, the aggregate amount of monthly minimum rent payable to us by Five Star was reduced to $11.0 million, which amount was subsequently reduced to $10.9 million as a result of dispositions, subject to adjustment and extension, and no additional rent is payable to us by Five Star starting from such date to the Conversion Time. For further information regarding the Transaction Agreement and our other business arrangements with Five Star, see Notes 9 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per unit or square foot data):

(As of June 30, 2019)	Number of Properties	Square Feet or Number of Units		Carrying Value of Investment(1)	% of Total Investment	Investment per Square Foot or Unit(2)	Q2 2019 Revenues (3)	% of Q2 2019 Revenues	Q2 2019 NOI (3)(4)	% of Q2 2019 NOI
Property Type
MOBs (5)	145	12,372,487	sq. ft.	$3,844,168	44.3%	$311	$103,794	39.7%	$71,363	50.5%

Independent living (6)	68	15,039		2,338,211	26.9%	$155,476	83,607	32.0%	32,092	22.7%
Assisted living (6)	198	14,766		2,195,158	25.3%	$148,663	65,151	24.9%	28,998	20.6%
Skilled nursing facilities (6)	35	3,485		123,272	1.4%	$35,372	4,104	1.6%	4,104	2.9%
Subtotal senior living communities	301	33,290		4,656,641	53.6%	$139,881	152,862	58.5%	65,194	46.2%

Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	4,675	1.8%	4,675	3.3%
Total	456			$8,678,919	100.0%		$261,331	100.0%	$141,232	100.0%

Tenant / Operator / Managed Properties
MOBs (5)	145	12,372,487	sq. ft.	$3,844,168	44.3%	$311	$103,794	39.7%	$71,363	50.5%

Five Star (leased) (7)	181	19,640		2,287,009	26.4%	$116,446	33,319	12.7%	33,319	23.6%
Brookdale	18	940		65,912	0.7%	$70,119	2,026	0.8%	2,026	1.4%
9 private senior living companies (combined)	25	2,626		388,874	4.5%	$148,086	8,611	3.3%	8,611	6.2%
Subtotal triple net leased senior living communities	224	23,206		2,741,795	31.6%	$118,150	43,956	16.8%	43,956	31.2%
Managed senior living communities (7)(8)	77	10,084		1,914,846	22.0%	$189,890	108,906	41.7%	21,238	15.0%
Subtotal senior living communities	301	33,290		4,656,641	53.6%	$139,881	152,862	58.5%	65,194	46.2%

Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	4,675	1.8%	4,675	3.3%
Total	456			$8,678,919	100.0%		$261,331	100.0%	$141,232	100.0%

Tenant / Managed Property Operating Statistics(9)

	Rent Coverage				Occupancy
	2019		2018		2019	2018
MOBs (5)	N/A		N/A		92.5%	95.7%

Five Star (10)	1.55	x	1.13	x	83.0%	82.1%
Brookdale	2.00	x	2.23	x	83.9%	84.4%
9 private senior living companies (combined)	1.25	x	1.27	x	85.0%	87.5%
Subtotal triple net leased senior living communities	1.52	x	1.19	x	83.3%	82.9%
Managed senior living communities (8)	N/A		N/A		86.2%	85.8%
Subtotal senior living communities	1.52	x	1.19	x	84.2%	83.7%

Wellness centers	1.93	x	1.87	x	100.0%	100.0%
Total	1.56	x	1.23	x

(1)
Represents gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any. Amounts exclude investment carrying value of 22 properties classified as held for sale as of June 30, 2019, which amounts are included in other assets, net in our condensed consolidated balance sheets.

(2)	Represents carrying value of investment divided by number of rentable square feet or living units, as applicable, at June 30, 2019.

(3)	Excludes $672 of revenues and $578 of NOI from properties sold during the three months ended June 30, 2019.

(4)	NOI is defined and calculated by reportable segment. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”

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

(7)
See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our restructuring arrangements with Five Star pursuant to the Transaction Agreement.

(8)
These senior living communities are managed by Five Star for our account and include properties leased to our TRSs. Occupancy for the 12 month period ended or, if shorter, from the date of acquisition through June 30, 2019 was 86.0%.

(9)
Operating data for MOBs is presented as of June 30, 2019 and 2018 and include (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and manager for the 12 months ended March 31, 2019 and 2018, or the most recent prior period for which tenant operating results are made available to us. Rent coverage is calculated using the operating cash flows from our tenants’ facility operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

(10)
Rent coverage for the twelve months ended March 31, 2019 is calculated based on the $132,000 of annualized rental income, adjusted for properties sold or classified as held for sale, payable to us by Five Star in accordance with the Transaction Agreement.

There have been no material changes to trends affecting the MOB and senior living industry from those we previously disclosed in our Annual Report.
During the three months ended June 30, 2019, we entered into MOB lease renewals for 281,176 leasable square feet and new leases for 30,716 leasable square feet. The weighted average annual rental rate for leases entered during the quarter was $43.32 per square foot, which was 6.2% higher than the previous weighted average annual rental rate for the same space. Weighted (by annualized rental income) average lease term for leases entered during the second quarter of 2019 was 15.3 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered during the second quarter of 2019 totaled $2.4 million, or $7.66 per square foot on average (approximately $0.50 per square foot per year of the lease term).
Lease Expiration Schedules
The following tables set forth information regarding our MOB lease expirations as of June 30, 2019 (dollars in thousands):

Year	Annualized Rental Income(1)	Percent of Total Annualized Rental Income Expiring	Cumulative Percentage of Annualized Rental Income Expiring
2019 (2)	$22,930	5.8%	5.8%
2020	34,193	8.6%	14.4%
2021	28,778	7.3%	21.7%
2022	35,485	9.0%	30.7%
2023	21,193	5.4%	36.1%
2024	48,686	12.3%	48.4%
2025	19,128	4.8%	53.2%
2026	26,180	6.6%	59.8%
2027	10,354	2.6%	62.4%
2028 and thereafter	148,535	37.6%	100.0%
Total	$395,462	100.0%

Average remaining lease term for our MOBs (weighted by annualized rental income): 6.4 years.

(1)
Annualized rental income is based on rents pursuant to existing leases as of June 30, 2019, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs. Annualized rental income also includes 100% of rental income as reported under GAAP from a property owned in a joint venture arrangement in which we own a 55% equity interest.

(2)	Includes one MOB tenant with an aggregate annualized rental income of $10,195 that vacated in July 2019.

Year	Number of Tenants	Percent of Total Number of Tenancies Expiring	Cumulative Percentage of Number of Tenancies Expiring
2019 (1)	86	12.8%	12.8%
2020	106	15.7%	28.5%
2021	96	14.2%	42.7%
2022	103	15.3%	58.0%
2023	58	8.6%	66.6%
2024	72	10.7%	77.3%
2025	43	6.4%	83.7%
2026	34	5.0%	88.7%
2027	23	3.4%	92.1%
2028 and thereafter	53	7.9%	100.0%
Total	674	100.0%

(1)	Includes one MOB tenant that vacated in July 2019.

Year	Square Feet (1)	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring
2019 (2)	490,547	4.3%	4.3%
2020	1,435,303	12.5%	16.8%
2021	872,550	7.6%	24.4%
2022	1,268,180	11.1%	35.5%
2023	1,057,239	9.2%	44.7%
2024	1,761,862	15.4%	60.1%
2025	800,948	7.0%	67.1%
2026	899,800	7.9%	75.0%
2027	412,573	3.6%	78.6%
2028 and thereafter	2,445,439	21.4%	100.0%
Total	11,444,441	100.0%

(1)	Includes 100% of square feet from a property owned in a joint venture arrangement in which we own a 55% equity interest.

(2)	Includes one MOB tenant that vacated 164,091 of aggregate square feet in July 2019.
Lease expiration data for our triple net leased senior living communities and wellness centers has not been provided because, except for (i) the expected change in the lease expiration data under our five master leases with Five Star from various dates to January 1, 2020, (ii) the April 2019 transfer of the operations of one senior living community previously leased to a private operator to Five Star under our TRS structure, and (iii) the renewal of a lease for one of our SNFs to a private operator for a 10 year term, which expires in June 2029, there were no changes to our lease expiration schedules for our triple net leased senior living communities and wellness centers from those reported in our Annual Report.
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
The following table summarizes the results of operations of each of our segments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
MOBs	$104,385	$103,854	$207,606	$205,005
Triple net leased senior living communities	44,037	66,113	94,357	134,088
Managed senior living communities	108,906	102,617	216,951	204,659
All other operations	4,675	4,618	9,375	9,220
Total revenues	$262,003	$277,202	$528,289	$552,972

Net income (loss) attributable to common shareholders:
MOBs	$31,951	$28,831	$59,320	$57,367
Triple net leased senior living communities	35,500	125,576	59,954	353,939
Managed senior living communities	4,008	7,647	10,428	16,261
All other operations	(108,688)	(38,467)	(136,849)	(67,958)
Net (loss) income attributable to common shareholders	$(37,229)	$123,587	$(7,147)	$359,609
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended June 30, 2019 to the three months ended June 30, 2018.
MOBs:

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2019	2018	2019	2018
Total buildings	145	155	140	140
Total square feet (2)	12,372	12,600	12,178	12,162
Occupancy (3)	92.5%	95.7%	94.0%	95.9%

(1)
Consists of MOBs we have owned continuously since April 1, 2018, including our MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended June 30,
	2019	2018	Change	% Change
Rental income	$104,385	$103,854	$531	0.5%
Property operating expenses	(32,525)	(31,183)	1,342	4.3%
Net operating income (NOI)	71,860	72,671	(811)	(1.1)%

Depreciation and amortization	(35,037)	(36,326)	(1,289)	(3.5)%
Impairment of assets	(96)	—	96	100.0%
Gain on sale of properties	2,625	—	2,625	100.0%
Interest expense	(5,988)	(6,113)	(125)	(2.0)%
Net income	33,364	30,232	3,132	10.4%
Net income attributable to noncontrolling interest	(1,413)	(1,401)	12	0.9%
Net income attributable to common shareholders	$31,951	$28,831	$3,120	10.8%
Rental income. Rental income increased due to certain changes at our comparable MOB properties discussed below, partially offset by a reduction in rents from MOBs we disposed since April 1, 2018 or classified as held for sale at June 30, 2019. Rental income includes non-cash straight line rent adjustments totaling $302 and $2,338 and net amortization of above and below market lease adjustments of approximately $1,499 and $1,361 for the three months ended June 30, 2019 and 2018, respectively.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, property management fees, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily due to certain changes at our comparable MOB properties discussed below.
Net operating income. The decrease in NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above. Our definition of NOI and our reconciliation of net income to NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to sale of 10 MOBs since April 1, 2018 and five MOBs held for sale as of June 30, 2019, partially offset by an increase in depreciation expense on capital expenditures incurred since April 1, 2018.
Impairment of assets. During the three months ended June 30, 2019, we recorded asset impairment charges of $96 related to our sale of three MOBs.
Gain on sale of properties. Gain on sale of properties is the result of our sale of five MOBs during the three months ended June 30, 2019.
Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties. Interest expense decreased as a result of the regularly scheduled amortization of mortgage debts secured by these properties.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns a 45% equity interest in one of our MOBs (two buildings) through our joint venture arrangement.

MOBs, comparable properties (MOBs we have owned continuously since April 1, 2018, including our MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale):

	Three Months Ended June 30,
	2019	2018	Change	% Change
Rental income	$103,110	$101,370	$1,740	1.7%
Property operating expenses	(32,354)	(30,881)	1,473	4.8%
Net operating income (NOI)	70,756	70,489	267	0.4%

Depreciation and amortization	(34,694)	(35,249)	(555)	(1.6)%
Interest expense	(6,085)	(6,113)	(28)	(0.5)%
Net income	29,977	29,127	850	2.9%
Net income attributable to noncontrolling interest	(1,413)	(1,401)	12	0.9%
Net income attributable to common shareholders	$28,564	$27,726	$838	3.0%
Rental income. Rental income increased primarily due to a payment from one of our tenants in connection with the termination of its expiring lease and an increase in tax escalation income and other reimbursable expenses at certain of our comparable properties, partially offset by reduced occupancy. Rental income includes non-cash straight line rent adjustments totaling $436 and $2,583 and net amortization of above and below market lease adjustments of approximately $1,501 and $1,368 for the three months ended June 30, 2019 and 2018, respectively.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily due to increases in salaries and benefit costs, real estate taxes and other direct costs of operating these properties.
Net operating income. The increase in NOI reflects the net changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above. Our definition of NOI and our reconciliation of net income to NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense.  Depreciation and amortization expense decreased primarily due to a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms, partially offset by an increase in depreciation expense on capital expenditures incurred since April 1, 2018.
Interest expense. Interest expense relates to mortgage debts secured by certain of these properties. Interest expense decreased as a result of the regularly scheduled amortization of mortgage debts secured by these properties.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns a 45% equity interest in of one of our MOBs (two buildings) through our joint venture arrangement.

Triple net leased senior living communities:

	All Properties				Comparable Properties (1)
	As of and For the Three Months				As of and For the Three Months
	Ended June 30,				Ended June 30,
	2019		2018		2019		2018
Total properties	224		229		207		207
# of units	23,206		24,318		21,933		21,933
Tenant operating data (2)
Occupancy	83.3%		82.9%		83.3%		82.9%
Rent coverage	1.52	x	1.19	x	1.52	x	1.19	x

(1)
Consists of triple net leased senior living communities we have owned and which have been leased to the same operator continuously since April 1, 2018; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended March 31, 2019 and 2018 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

Triple net leased senior living communities, all properties:

	Three Months Ended June 30,
	2019	2018	Change	% Change
Rental Income	$44,037	$66,113	$(22,076)	(33.4)%
Net operating income (NOI)	44,037	66,113	(22,076)	(33.4)%

Depreciation and amortization	(21,457)	(20,186)	1,271	6.3%
Impairment of assets	(2,117)	(548)	1,569	286.3%
Gain on sale of properties	15,207	80,762	(65,555)	(81.2)%
Interest expense	(170)	(565)	(395)	(69.9)%
Net income	$35,500	$125,576	$(90,076)	(71.7)%
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
Rental income. Rental income decreased primarily due to the $19,391 reduction in the aggregate amount of rent payable by Five Star to us during the three months ended June 30, 2019 pursuant to the Transaction Agreement. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our restructuring arrangements with Five Star pursuant to the Transaction Agreement. Rental income also decreased due to our sale of six senior living communities and the transfer of three senior living communities to our managed communities segment since April 1, 2018. These decreases were partially offset by increased rents resulting from our purchase of capital improvements at certain of our senior living communities since April 1, 2018. Rental income includes non-cash straight line rent adjustments totaling $241 and $555 for the three months ended June 30, 2019 and 2018, respectively. Rental income decreased on a comparable property basis primarily due to the reduction in the aggregate amount of rent paid by Five Star to us during the three months ended June 30, 2019 pursuant to the Transaction Agreement, as described above, partially offset by percentage rent recognized from Five Star.
Net operating income. We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI decreased due to the decrease in rental income described above. Our definition of NOI and our reconciliation of net income to NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense. Depreciation and amortization expense increased primarily as a result our purchase of improvements since April 1, 2018, partially offset by our sale of six senior living communities and the transfer of three senior living communities to our managed communities segment since April 1, 2018.
Impairment of assets. During the three months ended June 30, 2019, we recorded asset impairment charges of $2,117 to reduce the carrying value of 15 SNFs located in Kansas, Iowa and Nebraska to their estimated fair value. These SNFs are classified as held for sale at June 30, 2019. During the three months ended June 30, 2018, we recorded an impairment charge of $548 to write off an acquired lease intangible asset associated with a lease default at one of our senior living communities, which was leased to a third party private operator and was transferred to one of our TRSs in June 2018. The impairment charge represents the unrecoverable acquired in place lease intangible asset after deducting settlement proceeds.
Gain on sale of properties.  Gain on sale of properties is the result of our sale of three SNFs during the three months ended June 30, 2019 and three senior living communities during the three months ended June 30, 2018.
Interest expense.  Interest expense relates to mortgage debts secured by certain of these communities. The decrease in interest expense is due to our prepayment of $40,916 in aggregate principal amount of mortgage debts since April 1, 2018, as well as regularly scheduled amortization of mortgage debts secured by these communities.
Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and For the Three Months		As of and For the Three Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Total properties	77	75	72	72
# of units	10,084	9,510	9,274	9,274
Occupancy	85.4%	86.1%	85.7%	86.1%
Average monthly rate (2)	$4,171	$4,244	$4,246	$4,243

(1)
Consists of managed senior living communities we have owned and which have been managed by the same operator for our account continuously since April 1, 2018; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.
Managed senior living communities, all properties:

	Three Months Ended June 30,
	2019	2018	Change	% Change
Residents fees and services	$108,906	$102,617	$6,289	6.1%
Property operating expenses	(87,668)	(78,873)	8,795	11.2%
Net operating income (NOI)	21,238	23,744	(2,506)	(10.6)%

Depreciation and amortization	(16,483)	(14,841)	1,642	11.1%
Interest expense	(730)	(1,256)	(526)	(41.9)%
Loss on early extinguishment of debt	(17)	—	17	100.0%
Net income	$4,008	$7,647	$(3,639)	(47.6)%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since April 1, 2018, partially offset by decreases in occupancy and average monthly rates for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since April 1, 2018 and increased costs associated with staffing.
Net operating income.  The decrease in NOI reflects the net changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income to NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities and purchase of improvements since April 1, 2018, partially offset by a decrease in depreciation and amortization expense as a result of certain of our acquired in place resident agreements becoming fully amortized since April 1, 2018.
Interest expense. Interest expense relates to mortgage debts secured by certain of these communities. The decrease in interest expense is due to our prepayment of $98,222 in aggregate principal amount of mortgage debts since April 1, 2018, as well as the regularly scheduled amortization of mortgage debts secured by these communities, partially offset by our assumption of a $16,588 mortgage note in connection with our acquisition of two senior living communities in June 2018.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of $42,211 of mortgage notes in May 2019.
Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator for our account continuously since April 1, 2018; excludes communities classified as held for sale, if any):

	Three Months Ended June 30,
	2019	2018	Change	% Change
Residents fees and services	$102,305	$102,599	$(294)	(0.3)%
Property operating expenses	(80,589)	(78,809)	1,780	2.3%
Net operating income (NOI)	21,716	23,790	(2,074)	(8.7)%

Depreciation and amortization	(14,814)	(14,837)	(23)	(0.2)%
Interest expense	(518)	(1,256)	(738)	(58.8)%
Loss on early extinguishment of debt	(17)	—	17	100.0%
Net income	$6,367	$7,697	$(1,330)	(17.3)%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services decreased primarily due to decreases in occupancy for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increased costs associated with staffing.
Net operating income. The decrease in NOI reflects the net changes in residents fees and services and property operating expenses described above. The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above. Our definition of NOI and our reconciliation of net income to NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense decreased due to certain of our acquired resident agreements becoming fully amortized since April 1, 2018, partially offset by an increase in depreciation expense due to our purchases of improvements since April 1, 2018.
Interest expense. Interest expense relates to mortgage debts secured by certain of these communities. The decrease in interest expense is due to our prepayment of $98,222 in aggregate principal amount of mortgage debts since April 1, 2018, as well as the regularly scheduled amortization of mortgage debts secured by these communities.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of $42,211 of mortgage notes in May 2019.
All other operations(1):

	Three Months Ended June 30,
	2019	2018	Change	% Change
Rental income	$4,675	$4,618	$57	1.2%

Expenses:
Depreciation and amortization	(947)	(947)	—	0.0%
General and administrative	(8,867)	(29,078)	(20,211)	(69.5)%
Acquisition and certain other transaction related costs	(903)	(67)	836	1,247.8%
Total expenses	(10,717)	(30,092)	(19,375)	(64.4)%

Dividend income	923	659	264	40.1%
Unrealized gains and losses on equity securities, net	(64,448)	23,265	(87,713)	(377.0)%
Interest and other income	238	60	178	296.7%
Interest expense	(39,524)	(36,879)	2,645	7.2%
Loss before income tax benefit (expense) and equity in earnings of an investee	(108,853)	(38,369)	70,484	183.7%
Income tax benefit (expense)	35	(105)	(140)	(133.3)%
Equity in earnings of an investee	130	7	123	1,757.1%
Net loss	$(108,688)	$(38,467)	$70,221	182.5%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately ($113) and $137 for the three months ended June 30, 2019 and 2018, respectively. Rental income also includes net amortization of approximately $56 and $55 of acquired real estate leases and obligations for the three months ended June 30, 2019 and 2018, respectively. Rental income increased as a result of an increase in the scheduled rent for certain of our wellness center properties.
Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since April 1, 2018. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in estimated incentive business management incentive fees as a result of no incentive fees being accrued for the three months ended June 30, 2019, compared to $17,610 of business management incentive fees that we recognized for the three months ended June 30, 2018. In addition, we recognized a decrease in business management fees expense as a result of lower trading prices for our common shares during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include costs incurred in connection with the Transaction Agreement and other acquisition, disposition and operations transition activities that were expensed pursuant to GAAP.
Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc. The increase in dividend income is a result of an increase in dividends per share paid by RMR Inc. during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. We sold our shares of RMR Inc. class A common stock in July 2019.
Unrealized gains and losses on equity securities, net. Unrealized gains and losses on equity securities, net, represents the net unrealized gains and losses to adjust our investments in RMR Inc. and Five Star to their fair value.
Interest and other income.  The increase in interest and other income is primarily due to increased average investable cash on hand and restricted cash.
Interest expense.  Interest expense increased primarily due to an increase in borrowings under our revolving credit facility and increases in LIBOR rates, resulting in an increase in interest expense with respect to our borrowings under our revolving credit facility and term loans.
Income tax benefit (expense). Income tax benefit (expense) is the result of operating income we earned in certain jurisdictions that is subject to state income taxes.
Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the six months ended June 30, 2019 to the six months ended June 30, 2018.
MOBs:

	All Properties		Comparable Properties (1)
	As of June 30,		As of June 30,
	2019	2018	2019	2018
Total buildings	145	155	136	136
Total square feet (2)	12,372	12,600	11,643	11,625
Occupancy (3)	92.5%	95.7%	93.8%	95.8%

(1)
Consists of MOBs we have owned continuously since January 1, 2018, including our MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale.

(2)	Prior periods exclude space re-measurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Six Months Ended June 30,
	2019	2018	Change	% Change
Rental income	$207,606	$205,005	$2,601	1.3%
Property operating expenses	(64,702)	(62,121)	2,581	4.2%
Net operating income (NOI)	142,904	142,884	20	0.0%

Depreciation and amortization	(71,138)	(70,711)	427	0.6%
Impairment of assets	(96)	—	96	100.0%
Gain on sale of properties	2,503	—	2,503	100.0%
Interest expense	(12,018)	(12,022)	(4)	0.0%
Net income	62,155	60,151	2,004	3.3%
Net income attributable to noncontrolling interest	(2,835)	(2,784)	51	1.8%
Net income attributable to common shareholders	$59,320	$57,367	$1,953	3.4%
Rental income. Rental income increased primarily due to rents from MOBs we acquired since January 1, 2018 and certain changes at our comparable MOB properties discussed below, partially offset by a reduction in rents from MOBs we disposed since January 1, 2018 or classified as held for sale at June 30, 2019. Rental income includes non-cash straight line rent adjustments totaling $2,108 and $4,574 and net amortization of above and below market lease adjustments of approximately $2,969 and $2,687 for the six months ended June 30, 2019 and 2018, respectively.
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
Net operating income. NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of net income to NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to our acquisitions since January 1, 2018 and an increase in depreciation expense on capital expenditures incurred since January 1, 2018, partially offset by our sale of 10 MOBs since January 1, 2018 and five MOBs held for sale as of June 30, 2019.
Impairment of assets. During the six months ended June 30, 2019, we recorded asset impairment charges of $96 related to our sale of three MOBs.
Gain on sale of properties. Gain on sale of properties is the result of our sale of seven MOBs during the six months ended June 30, 2019.
Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties. Interest expense decreased due to the regularly scheduled amortization of mortgage debts secured by these properties, partially offset by our assumption of a $11,050 mortgage note in connection with our acquisition of a MOB in March 2018.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns a 45% equity investment in one of our MOBs (two buildings) through our joint venture arrangement.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2018, including our MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale:

	Six Months Ended June 30,
	2019	2018	Change	% Change
Rental income	$196,966	$193,890	$3,076	1.6%
Property operating expenses	(61,632)	(59,144)	2,488	4.2%
Net operating income (NOI)	135,334	134,746	588	0.4%

Depreciation and amortization	(65,353)	(65,247)	106	0.2%
Interest expense	(11,873)	(11,899)	(26)	(0.2)%
Net income	58,108	57,600	508	0.9%
Net income attributable to noncontrolling interest	(2,835)	(2,784)	51	1.8%
Net income attributable to common shareholders	$55,273	$54,816	$457	0.8%
Rental income. Rental income increased primarily due to a payment from one of our tenants in connection with the termination of its expiring lease and an increase in tax escalation income and other reimbursable expenses at certain of our comparable MOB properties, partially offset by reduced occupancy. Rental income includes non-cash straight line rent adjustments totaling $2,252 and $4,738 and net amortization of above and below market lease adjustments of approximately $3,092 and $2,796 for the six months ended June 30, 2019 and 2018, respectively.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating expenses increased primarily due to increases in salaries and benefit costs, real estate taxes and other direct costs of operating these properties.
Net operating income. The increase in NOI reflects the net changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above. Our definition of NOI and our reconciliation of net income to NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense.  Depreciation and amortization expense increased primarily due to an increase in depreciation expense on capital expenditures incurred since January 1, 2018, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms.
Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties. Interest expense decreased as a result of the regularly scheduled amortization of mortgage debts secured by these properties.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns a 45% equity interest in one of our MOBs (two buildings) through our joint venture arrangement.

Triple net leased senior living communities:

	All Properties				Comparable Properties (1)
	As of and For the Six Months Ended June 30,				As of and For the Six Months Ended June 30,
	2019		2018		2019		2018
Total properties	224		229		207		207
# of units	23,206		24,318		21,933		21,933
Tenant operating data (2)
Occupancy	83.3%		82.9%		83.3%		82.9%
Rent coverage	1.52	x	1.19	x	1.52	x	1.19	x

(1)
Consists of triple net leased senior living communities we have owned and which have been leased to the same operator continuously since January 1, 2018; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended March 31, 2019 and 2018 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

Triple net leased senior living communities, all properties:

	Six Months Ended June 30,
	2019	2018	Change	% Change
Rental Income	$94,357	$134,088	$(39,731)	(29.6)%
Net operating income (NOI)	94,357	134,088	(39,731)	(29.6)%

Depreciation and amortization	(40,879)	(40,381)	498	1.2%
Impairment of assets	(8,323)	(548)	7,775	1,418.8%
Gain on sale of properties	15,207	261,916	(246,709)	(94.2)%
Interest expense	(408)	(1,136)	(728)	(64.1)%
Net income	$59,954	$353,939	$(293,985)	(83.1)%
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
Rental income. Rental income decreased primarily due to the $32,319 reduction in the aggregate amount of rent payable by Five Star to us during the six months ended June 30, 2019 pursuant to the Transaction Agreement. See Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our restructuring arrangements with Five Star pursuant to the Transaction Agreement. Rental income also decreased due to our sale of eight senior living communities and the transfer of three senior living communities to our managed communities segment since January 1, 2018. These decreases were partially offset by increased rents resulting from our purchase of capital improvements since January 1, 2018. Rental income includes non-cash straight line rent adjustments totaling $481 and $1,174 for the six months ended June 30, 2019 and 2018, respectively. Rental income decreased on a comparable property basis by $29,857, primarily due to the reduction in the aggregate amount of rent paid by Five Star to us during the three months ended June 30, 2019 pursuant to the Transaction Agreement, as described above, partially offset by percentage rent recognized from Five Star.
Net operating income. We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI decreased due to the decrease in rental income as described above. Our definition of NOI and our reconciliation of net income to NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense. Depreciation and amortization expense increased primarily as a result of our purchase of improvements since January 1, 2018, partially offset by our sale of eight senior living communities and the transfer of three senior living communities to our managed communities segment since January 1, 2018.
Impairment of assets. During the six months ended June 30, 2019, we recorded asset impairment charges of $8,323 to reduce the carrying value of 15 SNFs located in Kansas, Iowa and Nebraska to their estimated fair value. These SNFs are classified as held for sale at June 30, 2019. During the six months ended June 30, 2018, we recorded an impairment charge of $548 to write off an acquired lease intangible asset associated with a lease default at one of our senior living communities, which was leased to a third party private operator and was transferred to one of our TRSs in June 2018. The impairment charge represents the unrecoverable acquired in place lease intangible asset after deducting settlement proceeds.
Gain on sale of properties. Gain on sale of properties is the result of our sale of three SNFs during the six months ended June 30, 2019 and five senior living communities during the six months ended June 30, 2018.
Interest expense.  Interest expense relates to mortgage debts secured by certain of these communities. The decrease in interest expense is due to our prepayment of $40,916 in aggregate principal amount of mortgage debts since January 1, 2018, as well as regularly scheduled amortization of mortgage debts secured by these communities.
Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and For the Six Months Ended June 30,		As of and For the Six Months Ended June 30,
	2019	2018	2019	2018
Total properties	77	75	70	70
# of units	10,084	9,510	9,059	9,059
Occupancy	85.8%	86.0%	85.9%	85.9%
Average monthly rate (2)	$4,222	$4,276	$4,291	$4,279

(1)
Consists of managed senior living communities we have owned and which have been managed by the same operator for our account continuously since January 1, 2018; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.
Managed senior living communities, all properties:

	Six Months Ended June 30,
	2019	2018	Change	% Change
Residents fees and services	$216,951	$204,659	$12,292	6.0%
Property operating expenses	(172,713)	(156,033)	16,680	10.7%
Net operating income (NOI)	44,238	48,626	(4,388)	(9.0)%

Depreciation and amortization	(32,243)	(29,652)	2,591	8.7%
Interest expense	(1,550)	(2,583)	(1,033)	(40.0)%
Loss on early extinguishment of debt	(17)	(130)	(113)	(86.9)%
Net income	$10,428	$16,261	$(5,833)	(35.9)%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2018, partially offset by decreases in occupancy and average monthly rates for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2018 and increased costs associated with staffing and room turnover and maintenance costs.
Net operating income.  The decrease in NOI reflects the net changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income to NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities and purchase of improvements since January 1, 2018.
Interest expense. Interest expense relates to mortgage debts secured by certain of these communities. The decrease in interest expense is due to our prepayment of $102,552 in aggregate principal amount of mortgage debts since January 1, 2018, as well as the regularly scheduled amortization of mortgage debts secured by these communities, partially offset by our assumption of a $16,748 mortgage note in connection with our acquisition of a senior living community in February 2018 and our assumption of a $16,588 mortgage note in connection with our acquisition of two senior living communities in June 2018.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage debts during the six months ended June 30, 2019 and 2018.
Managed senior living communities, comparable properties (managed senior living communities owned and managed by the same operator for our account continuously since January 1, 2018; excludes communities classified as held for sale, if any):

	Six Months Ended June 30,
	2019	2018	Change	% Change
Residents fees and services	$201,516	$200,561	$955	0.5%
Property operating expenses	(157,132)	(153,078)	4,054	2.6%
Net operating income (NOI)	44,384	47,483	(3,099)	(6.5)%

Depreciation and amortization	(26,963)	(27,643)	(680)	(2.5)%
Interest expense	(695)	(2,214)	(1,519)	(68.6)%
Loss on early extinguishment of debt	(17)	(130)	(113)	(86.9)%
Net income	$16,709	$17,496	$(787)	(4.5)%
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to an increase in average monthly rates for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
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
Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  The decrease in interest expense is due to our prepayment of $102,552 in aggregate principal amount of mortgage debts since January 1, 2018, as well as the regularly scheduled amortization of mortgage debts secured by these communities.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage debts during the six months ended June 30, 2019 and 2018.
All other operations(1):

	Six Months Ended June 30,
	2019	2018	Change	% Change
Rental income	$9,375	$9,220	$155	1.7%

Expenses:
Depreciation and amortization	(1,894)	(1,895)	(1)	(0.1)%
General and administrative	(18,683)	(54,196)	(35,513)	(65.5)%
Acquisition and certain other transaction related costs	(8,717)	(87)	8,630	9,919.5%
Total expenses	(29,294)	(56,178)	(26,884)	(47.9)%

Dividend income	1,846	1,318	528	40.1%
Unrealized gains and losses on equity securities, net	(41,516)	50,506	(92,022)	(182.2)%
Interest and other income	352	114	238	208.8%
Interest expense	(78,047)	(72,624)	5,423	7.5%
Loss before income tax expense and equity in earnings of an investee	(137,284)	(67,644)	69,640	103.0%
Income tax expense	(99)	(365)	(266)	(72.9)%
Equity in earnings of an investee	534	51	483	947.1%
Net loss	$(136,849)	$(67,958)	$68,891	101.4%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent of approximately ($225) and $275 for the six months ended June 30, 2019 and 2018, respectively. Rental income also includes net amortization of approximately $111 and $110 of acquired real estate leases and obligations for the six months ended June 30, 2019 and 2018, respectively. Rental income increased as a result of an increase in the scheduled rent for certain of our wellness center properties.
Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since January 1, 2018. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in estimated business management incentive fees as a result of no incentive fees being accrued for the six months ended June 30, 2019, compared to $31,957 of business management incentive fees that we recognized for the six months ended June 30, 2018. In addition, we recognized a decrease in business management fees expense as a result of lower trading prices for our common shares during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include costs incurred in connection with the Transaction Agreement and other acquisition, disposition and operations transition activities that were expensed pursuant to GAAP.

Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc. The increase in dividend income is a result of an increase in dividends per share paid by RMR Inc. during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. We sold our shares of RMR Inc. class A common stock in July 2019.
Unrealized gains and losses on equity securities, net. Unrealized gains and losses on equity securities, net, represents the net unrealized gains and losses to adjust our investments in RMR Inc. and Five Star to their fair value.
Interest and other income.  The increase in interest and other income is primarily due to increased average investable cash on hand and restricted cash.
Interest expense.  Interest expense increased primarily due to an increase in borrowings under our revolving credit facility, increases in LIBOR rates, resulting in an increase in interest expense with respect to our borrowings under our revolving credit facility and term loans, and our February 2018 issuance of $500,000 of 4.75% senior unsecured notes due 2028.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions that is subject to state income taxes.
Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable SEC rules, including funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, and NOI for the three and six months ended June 30, 2019 and 2018. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations at our properties.
Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss) attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, loss on impairment of real estate assets and unrealized gains or losses on equity securities, net, if any, plus real estate depreciation and amortization and minus FFO attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.

Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2019 and 2018 and reconciliations of net income (loss) attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income (loss) attributable to common shareholders per share for these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to common shareholders	$(37,229)	$123,587	$(7,147)	$359,609
Depreciation and amortization	73,924	72,300	146,154	142,639
FFO attributable to noncontrolling interest	(5,297)	(5,300)	(10,594)	(10,600)
Gain on sale of properties	(17,832)	(80,762)	(17,710)	(261,916)
Impairment of assets	2,213	548	8,419	548
Unrealized gains and losses on equity securities, net	64,448	(23,265)	41,516	(50,506)
FFO attributable to common shareholders	80,227	87,108	160,638	179,774

Estimated business management incentive fees (1)	—	17,610	—	31,957
Acquisition and certain other transaction related costs	903	67	8,717	87
Loss on early extinguishment of debt	17	—	17	130
Normalized FFO attributable to common shareholders	$81,147	$104,785	$169,372	$211,948

Weighted average common shares outstanding (basic)	237,580	237,487	237,574	237,483
Weighted average common shares outstanding (diluted)	237,580	237,529	237,574	237,506

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders	$(0.16)	$0.52	$(0.03)	$1.51
FFO attributable to common shareholders	$0.34	$0.37	$0.68	$0.76
Normalized FFO attributable to common shareholders	$0.34	$0.44	$0.71	$0.89
Distributions declared	$0.15	$0.39	$0.54	$0.78

(1)
Incentive fees under our business management agreement are payable after the end of each calendar year, are calculated based on common share total return, as defined, and are included in general and administrative expense in our condensed consolidated statements of comprehensive income (loss). In calculating net income (loss) attributable to common shareholders in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income (loss) attributable to common shareholders, we do not include these amounts in the calculation of Normalized FFO attributable to common shareholders until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined.

Property Net Operating Income (NOI)
We calculate NOI as shown below. The calculation of NOI excludes certain components of net income (loss) in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We use NOI to evaluate individual and company wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of net income (loss) to NOI for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Net (Loss) Income to NOI:
Net (loss) income	$(35,816)	$124,988	$(4,312)	$362,393

Equity in earnings of an investee	(130)	(7)	(534)	(51)
Income tax (benefit) expense	(35)	105	99	365
(Loss) income from continuing operations before income tax benefit (expense) and equity in earnings of an investee	(35,981)	125,086	(4,747)	362,707
Loss on early extinguishment of debt	17	—	17	130
Interest expense	46,412	44,813	92,023	88,365
Interest and other income	(238)	(60)	(352)	(114)
Unrealized gains and losses on equity securities, net	64,448	(23,265)	41,516	(50,506)
Dividend income	(923)	(659)	(1,846)	(1,318)
Gain on sale of properties	(17,832)	(80,762)	(17,710)	(261,916)
Impairment of assets	2,213	548	8,419	548
Acquisition and certain other transaction related costs	903	67	8,717	87
General and administrative	8,867	29,078	18,683	54,196
Depreciation and amortization	73,924	72,300	146,154	142,639
Property NOI	$141,810	$167,146	$290,874	$334,818

MOB NOI	$71,860	$72,671	$142,904	$142,884
Triple net leased communities NOI	44,037	66,113	94,357	134,088
Managed communities NOI	21,238	23,744	44,238	48,626
All other operations NOI	4,675	4,618	9,375	9,220
Total NOI	$141,810	$167,146	$290,874	$334,818
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of funds to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities and borrowings under our revolving credit facility. To reduce leverage, we have sold assets and have identified additional properties to sell aggregating approximately $900 million, focusing primarily on selling underperforming senior living communities and non-core assets, including standalone SNFs and wellness centers. We believe that these sources will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

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
Effective January 2020 (or January 2021 if extended under the Transaction Agreement), subject to the satisfaction of certain conditions pursuant to the Transaction Agreement, Five Star will issue to us such number of Five Star common shares as is necessary to cause us to own, when considered together with our then owned Five Star common shares, approximately 34% of the outstanding Five Star common shares post-issuance, and we will declare a pro rata distribution to holders of our common shares of beneficial interest of the right to receive, and Five Star will issue on a pro rata basis to such holders, a number of Five Star common shares which equals approximately 51% of the outstanding Five Star common shares post-issuance. As consideration for such issuance of Five Star common shares, we will provide to Five Star $75.0 million of additional consideration.
For further information regarding the Transaction Agreement, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents' fees and services' revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 were as follows: (1) cash provided by operating activities decreased to $125.9 million in 2019 from $179.1 million in 2018; (2) cash used in investing activities was $101.6 million in 2019, compared to cash provided by investing activities of $161.8 million in 2018; and (3) cash used in financing activities decreased to $33.1 million in 2019 from $248.9 million in 2018.
The decrease in cash provided by operating activities for the six months ended June 30, 2019 compared to the prior year was primarily due to the $32.3 million reduction in the aggregate amount of rent payable to us by Five Star during the six months ended June 30, 2019 pursuant to the Transaction Agreement, as described in Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, partially offset by a decrease in business management fee expenses in the 2019 period compared to the 2018 period. The change in cash (used in) provided by investing activities for the six months ended June 30, 2019 compared to the prior year period was primarily due to lower proceeds from the sale of real estate properties in the 2019 period compared to the 2018 period. The decrease in cash used in financing activities for the six months ended June 30, 2019 compared to the prior year was primarily due to higher repayments of debt in the 2018 period related to our sale of real estate properties discussed above and a reduction in distributions paid to our shareholders in the 2019 period.
Our Investment and Financing Liquidity and Resources
As of June 30, 2019, we had $48.0 million of cash and cash equivalents and $310.0 million available to borrow under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes.
In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2.0 billion. Our revolving credit facility requires annual interest to be paid on borrowings at the rate of LIBOR plus a premium (currently 120 basis points per annum) that is subject to adjustment based upon changes to our credit ratings, plus a facility fee of 25 basis points per annum on the total amount of lending commitments. As of June 30, 2019, the annual interest rate required on borrowings under our revolving credit facility was 3.6%. As of June 30, 2019 and August 7, 2019, we had $690.0 million and $555.0 million outstanding under our revolving credit facility, respectively.
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
We have a $350.0 million unsecured term loan that matures on January 15, 2020. This term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of June 30, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.8%.
We also have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 135 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of June 30, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.8%.
In April 2019, our issuer credit rating was downgraded from BBB- to BB+ by Standard and Poor's Global, or S&P, following our announcement of the restructuring of our business arrangements with Five Star. The ratings on our senior notes were reaffirmed at BBB- by S&P and, as a result, the interest rate premium on our revolving credit facility and term loans was not changed.
In May 2019, our senior unsecured debt rating was downgraded from Baa3 to Ba1 by Moody's Investors Service following our announcement of the restructuring of our business arrangements with Five Star. The interest rate premium on our revolving credit facility and term loans was not changed.
In connection with the Transaction Agreement, we provided to Five Star the short term $25.0 million Five Star credit facility as further described in Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Five Star credit facility matures on January 1, 2020, or January 1, 2021 if the Conversion Time is extended pursuant to the Transaction Agreement. The Five Star credit facility provides for interest to be paid on borrowed amounts at a rate of 6% per year and is secured by real estate mortgages on six senior living communities owned by certain of Five Star’s subsidiaries that guarantee Five Star’s obligations under the Five Star credit facility, and certain personal property owned by those and certain other Five Star subsidiaries. As of June 30, 2019 and August 7, 2019, no amounts were outstanding under the Five Star credit facility.
In May 2019, we redeemed at par all of our outstanding 3.25% senior notes due 2019 for a redemption price equal to principal amount of $400.0 million. We funded this redemption with cash on hand and borrowings under our revolving credit facility.
Also in May 2019, we prepaid, at par plus accrued interest, a mortgage note secured by four of our senior living communities with an outstanding principal balance of approximately $42.2 million, a maturity date in July 2019 and an annual interest rate of 3.79%. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
During the six months ended June 30, 2019, we sold 10 MOBs located in Colorado, Florida and Massachusetts, for an aggregate sales price of approximately $13.6 million, excluding closing costs. We recognized rental income of $0.6 million and $1.6 million during the three and six months ended June 30, 2019, respectively, from these 10 MOBs.
During the six months ended June 30, 2019, we sold three SNFs located in California for an aggregate sales price of approximately $21.5 million, excluding closing costs. In accordance with the Transaction Agreement, annual rental income payable to us was reduced by $0.8 million as a result of our sale of these SNFs that were previously leased to Five Star.
In July 2019, we completed our sale of 2,637,408 shares of class A common stock of RMR Inc. in an underwritten public offering at a price to the public of $40.00 per common share. We received $98.9 million in net proceeds after underwriting fees and before other offering expenses that we used to repay amounts outstanding under our revolving credit facility.

In July 2019, we sold three MOBs located in Massachusetts, for an aggregate sales price of approximately $5.0 million, excluding closing costs. We recognized rental income of $0.4 million and $0.9 million during the three and six months ended June 30, 2019, respectively, from these three MOBs.

We currently have two MOBs and 32 senior living communities, 26 of which are SNFs leased to Five Star, under agreements to sell for an aggregate sales price of approximately $157.0 million, excluding closing costs. Annual rental income payable to us will be reduced in accordance with the Transaction Agreement from the sale of the SNFs that are leased to Five Star. These sales are subject to conditions; as a result, these sales may not occur, they may be delayed or their terms may change.
During the three and six months ended June 30, 2019 and 2018, respectively, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
MOB tenant improvements (1)	$2,008	$1,089	$7,008	$2,689
MOB leasing costs (2)	1,144	1,225	5,276	1,647
MOB building improvements (3)	2,929	3,127	3,924	5,683
Managed senior living communities capital improvements	3,487	3,355	6,799	5,762
Recurring capital expenditures	$9,568	$8,796	$23,007	$15,781

Development, redevelopment and other activities - MOBs (4)	9,285	1,549	15,344	1,946
Development, redevelopment and other activities - Managed senior living communities (4)	9,798	8,109	18,877	10,933
Total development, redevelopment and other activities	$19,083	$9,658	$34,221	$12,879

(1)	MOB tenant improvements generally include capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space.

(2)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and tenant inducements.

(3)	MOB building improvements generally include expenditures to replace obsolete building components that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (1) capital expenditures that are identified at the time a property is acquired and incurred within a short period after such acquisition and (2) capital expenditures that reposition a property or result in new sources of revenue.

During the three and six months ended June 30, 2019, we invested $0.2 million and $0.9 million, respectively, in revenue producing capital improvements at certain of our triple net leased senior living communities leased to private operators, and, as a result, annual rents payable to us increased by approximately $0.01 million and $0.03 million, respectively, pursuant to the terms of the applicable leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases. These capital improvement amounts are not included in the table above.
During the three and six months ended June 30, 2019, we purchased $63.7 million and $86.3 million, respectively, of fixed assets and improvements related to our senior living communities leased to Five Star, including $49.2 million of fixed assets and improvements that were purchased pursuant to the Transaction Agreement in April 2019. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.
During the three months ended June 30, 2019, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	31	281	312
Total leasing costs and concession commitments (1)	$1,496	$892	$2,388
Total leasing costs and concession commitments per square foot (1)	$48.69	$3.17	$7.66
Weighted average lease term (years) (2)	7.3	15.8	15.3
Total leasing costs and concession commitments per square foot per year (1)	$6.68	$0.20	$0.50

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of June 30, 2019, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.
As of June 30, 2019, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our MOBs of approximately $19.3 million. We currently expect to fund an additional approximately $36.5 million of fixed assets and improvements related to our senior living communities leased to Five Star during the last six months of 2019. We expect to use cash on hand and borrowings under our revolving credit facility to fund these purchases.
In July 2019, a tenant in our MOB segment vacated three properties with an aggregate of 164,091 square feet in California. We are currently evaluating our options for these properties. The releasing of this space may take significant capital expenditures and time to reposition these properties. We recognized rental income of $3.8 million and $6.2 million during the three and six months ended June 30, 2019, respectively, related to these properties.
On February 21, 2019, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92.7 million, that was declared on January 18, 2019 and was payable to shareholders of record on January 28, 2019. On May 16, 2019, we paid a regular quarterly distribution to common shareholders of $0.15 per share, or approximately $35.7 million, that was declared on April 18, 2019 and was payable to shareholders of record on April 29, 2019. On July 18, 2019, we declared a regular quarterly distribution payable to common shareholders of record on July 29, 2019, of $0.15 per share, or approximately $35.7 million. We expect to pay this distribution on or about August 15, 2019 using cash on hand and borrowings under our revolving credit facility.
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
Off Balance Sheet Arrangements
As of June 30, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at June 30, 2019 were: (1) borrowings under our $1.0 billion unsecured revolving credit facility, of which $690.0 million was outstanding at June 30, 2019; (2) six public issuances of senior unsecured notes, including: (a) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (b) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (c) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (d) $500.0 million principal amount at an annual interest rate of 4.75% due 2028, (e) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (f) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount unsecured term loan due 2020; (4) our $200.0 million principal amount unsecured term loan due 2022; and (5) $690.7 million aggregate principal amount of mortgage debts secured by 10 of our properties with maturity dates between 2022 and 2043. We also have two properties subject to capital leases with lease obligations totaling $9.4 million at June 30, 2019; these capital leases expire, and we have a purchase option that commences, beginning in 2026. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contain covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of June 30, 2019, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.
Neither our senior unsecured notes indentures and their supplements, nor our revolving credit facility and term loan agreements, contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility and term loan agreements, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded, our interest expense and related costs under our revolving credit facility and term loan agreements may increase. See "—Our Investment and Financing Liquidity and Resources" above for information regarding recent downgrades of our issuer credit rating and senior unsecured debt rating that did not result in a change in the interest rate premiums under our revolving credit facility or term loans.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC; Jennifer Clark, our other Managing Trustee and our Secretary, is a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer of ABP Trust, an officer and employee of RMR LLC and the secretary of Five Star; each of our officers is also an officer and employee of RMR LLC; and, until July 1, 2019, we owned shares of class A common stock of RMR Inc. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which may have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including Five Star, which is our former subsidiary and largest tenant and the manager of our managed senior living communities and of which we and a wholly owned subsidiary of ABP Trust are significant stockholders, owning, as of June 30, 2019, 8.3% and 35.4%, respectively, of its outstanding common shares, and with which we have entered the Transaction Agreement, which provides for a restructuring of our contractual arrangements with Five Star.
For further information about these and other such relationships and related person transactions, see Notes 9, 10, and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with Five Star, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Impact of Government Reimbursement
For the six months ended June 30, 2019, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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

Fixed Rate Debt
At June 30, 2019, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$200,000	6.75%	$13,500	2020	Semi-Annually
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	500,000	4.75%	23,750	2028	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Mortgage note	1,738	7.49%	130	2022	Monthly
Mortgage note	12,834	6.28%	806	2022	Monthly
Mortgage note	11,071	4.85%	537	2022	Monthly
Mortgage note	16,287	5.75%	937	2022	Monthly
Mortgage note	16,251	6.64%	1,079	2023	Monthly
Mortgage notes (2)	620,000	3.53%	21,886	2026	Monthly
Mortgage note	1,691	6.25%	106	2026	Monthly
Mortgage note	10,795	4.44%	479	2043	Monthly
	$2,540,667		$130,665

(1)
The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(2)
The properties encumbered by these mortgages are owned in a joint venture arrangement in which we own a 55% equity interest. The principal amounts listed in the table for these debts have not been adjusted to reflect the equity interests in the joint venture that we do not own.

No principal repayments are due under our unsecured notes until maturity. Our mortgage notes generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $25.4 million.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2019, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $41.5 million.
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
Floating Rate Debt
At June 30, 2019, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had $690.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan. Our revolving credit facility matures in January 2022, and, subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2023. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures in January 2020, and our $200.0 million term loan matures in September 2022. Our $350.0 million term loan and our $200.0 million term loan are prepayable without penalty at any time.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2019 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At June 30, 2019	3.68%	$1,240,000	$45,632	$0.19
One percentage point increase	4.68%	$1,240,000	$58,032	$0.24

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of June 30, 2019.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the six months ended June 30, 2019.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2019 if we were fully drawn on our revolving credit facility and our term loans remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At June 30, 2019	3.66%	$1,550,000	$56,730	$0.24
One percentage point increase	4.66%	$1,550,000	$72,230	$0.30

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of June 30, 2019.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the six months ended June 30, 2019.
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
Although we have no present plans to do so, we may in the future enter into hedge arrangements or derivative contracts from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	The credit qualities of our tenants,

•	Our ability to compete for tenancies and acquisitions effectively,

•	Our ability to maintain and increase occupancy, revenues and NOI at our senior living communities,

•	Our acquisitions and sales of properties,

•	Our ability to raise debt or equity capital,

•	Our ability to complete our target dispositions in accordance with our stated plan,

•	The future availability of borrowings under our revolving credit facility,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our credit ratings,

•	Our expectation that we benefit from our relationships with RMR Inc.,

•	Our qualification for taxation as a REIT, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our tenants and managers,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify for taxation as a REIT for U.S. federal income tax purposes,

•	Competition within the healthcare and real estate industries, particularly in those markets in which our properties are located,

•	Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Five Star, RMR LLC, RMR Inc. and others affiliated with them,

•	Acts of terrorism, outbreaks of so called pandemics or other manmade or natural disasters beyond our control, and

•
The impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, or the possible future repeal, replacement or modification of the ACA and other existing or proposed legislation or regulations on us or our tenants and managers and their ability to pay their obligations to us.

For example:

•
Five Star, our largest tenant and the manager of our managed senior living communities, has been experiencing significant operating and financial challenges. Five Star's operating and financial difficulties result from a number of factors, some of which are beyond Five Star's control, including, but not limited to:

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

•	Increases in compliance costs,

•	Continued efforts by third party payers to reduce healthcare costs, and

•	Increases in tort and insurance liability costs.

•	If Five Star’s operations are unprofitable, it could become insolvent and default on its rent obligations to us,

•	If Five Star fails to provide quality services at our senior living communities, the NOI generated by these communities may be adversely affected,

•
We entered into the Transaction Agreement to modify our existing business arrangements with Five Star, and certain of the transactions contemplated by the Transaction Agreement are expected to be effective January 1, 2020. These transactions are subject to conditions, including, among others, the receipt of certain regulatory approvals. We cannot be sure that any or all of such conditions will be satisfied. Accordingly, these transactions may not become effective as of January 1, 2020 or at all, or the terms of such transactions may change,

•
The Five Star Share Issuances will require the effectiveness of a registration statement on Form S-1 to be filed by Five Star with the SEC to register the Five Star common shares to be issued pursuant to the Five Star Share Issuances. The process of preparing the Form S-1 is time consuming and the time before the SEC declares the registration statement effective is beyond Five Star’s control. Accordingly, we cannot be sure that the Transaction Agreement and the restructuring transactions will be completed within a specified time period or at all,

•
If the transactions contemplated by the Transaction Agreement are completed, we expect to own our Five Star common shares for the foreseeable future. However, we may sell some or all of our Five Star common shares. Our ownership of Five Star may also be diluted in the future,

•
If the transactions contemplated by the Transaction Agreement are completed, the conversion of the master leases to management agreements will be a significant change in our arrangements with Five Star and may result in our realizing significantly different operating results from our senior living communities, including increased variability,

•
We plan to pay distributions at an annual rate of $0.60 per common share going forward, based on a target distribution payout ratio of approximately 80% of projected cash available for distribution in the future. Our distribution will be set and reset from time to time by our Board of Trustees. The Board of Trustees will consider many factors when setting the distribution, including our historical and projected net income, Normalized FFO, the then current and expected needs and availability of cash to pay our obligations, distributions which we may be required to pay to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution in the future may change and may vary from our expectations. Accordingly, future distributions may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
To reduce our leverage, we have sold assets and have identified additional properties to sell aggregating approximately $900.0 million. We may not complete the sales of any additional properties we plan to sell. Also, we may sell properties at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these properties,

•
Contingencies in our acquisition and sale agreements may not be satisfied and our pending acquisitions and sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•
We may not be able to sell properties that we may determine to offer for sale on terms acceptable to us or otherwise, and we may incur losses on any such sales or in connection with decisions to pursue selling our properties,

•
The capital investments we are making at our senior living communities in response to competitive pressures resulting from ongoing new supply of senior living communities may not achieve expected results and our senior living communities may not be competitive, despite these capital investments,

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

•
We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,

•
For the three months ended June 30, 2019, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments,

•
Circumstances that adversely affect the ability of seniors or their families to pay for our tenants' and manager's services, such as economic downturns, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,

•
It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,

•
Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes experience deficiencies in the operation of our senior living communities and some of our communities may be prohibited from admitting new residents or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to obtain licenses for or attract residents to our other communities,

•
We believe that our relationships with our related parties, including Five Star, RMR LLC, RMR Inc., ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2019:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	3,529	$9.47	—	$—
Total	3,529	$9.47	—	$—

(1) This common share withholding and purchase was made to satisfy tax withholding and payment obligations of a former RMR LLC employee in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 21, 2019.)
10.2
Partial Termination of and Seventeenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2019, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Filed herewith.)

10.3
Partial Termination of and Twelfth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of May 1, 2019, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ Jennifer F. (Francis) Mintzer
Jennifer F. (Francis) Mintzer
President and Chief Operating Officer

Dated: August 8, 2019

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: August 8, 2019