Form 10-Q
period 2019-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2019-11-07
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares outstanding as of November 6, 2019: 237,899,037

SENIOR HOUSING PROPERTIES TRUST
FORM 10-Q

September 30, 2019

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$825,451	$844,567
Buildings and improvements	7,019,361	7,031,733
Total real estate properties, gross	7,844,812	7,876,300
Accumulated depreciation	(1,655,141)	(1,534,392)
Total real estate properties, net	6,189,671	6,341,908

Assets of properties held for sale	104,446	1,928
Cash and cash equivalents	49,462	54,976
Restricted cash	13,987	15,095
Acquired real estate leases and other intangible assets, net	359,909	419,244
Other assets, net	199,515	327,275
Total assets	$6,916,990	$7,160,426

LIABILITIES AND EQUITY
Unsecured revolving credit facility	$589,000	$139,000
Unsecured term loans, net	548,906	548,286
Senior unsecured notes, net	1,819,802	2,216,945
Secured debt and capital leases, net	698,695	744,186
Accrued interest	30,308	26,182
Assumed real estate lease obligations, net	79,134	86,304
Other liabilities	182,923	219,653
Total liabilities	3,948,768	3,980,556

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,900,277 and 237,729,900 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,379	2,377
Additional paid in capital	4,612,264	4,611,419
Cumulative net income	2,104,259	2,140,796
Cumulative other comprehensive loss	(175)	(266)
Cumulative distributions	(3,895,248)	(3,731,214)
Total equity attributable to common shareholders	2,823,479	3,023,112
Noncontrolling interest:
Total equity attributable to noncontrolling interest	144,743	156,758
Total equity	2,968,222	3,179,870
Total liabilities and equity	$6,916,990	$7,160,426
 See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$148,011	$173,648	$459,349	$521,961
Residents fees and services	107,816	105,321	324,767	309,981
Total revenues	255,827	278,969	784,116	831,942

Expenses:
Property operating expenses	125,083	115,987	362,498	334,141
Depreciation and amortization	73,368	71,661	219,522	214,300
General and administrative	9,604	31,032	28,287	85,228
Acquisition and certain other transaction related costs	2,492	51	11,209	138
Impairment of assets	33,099	4,525	41,518	5,073
Total expenses	243,646	223,256	663,034	638,880

Gain on sale of properties	4,183	—	21,893	261,916
Dividend income	—	660	1,846	1,978
Gains and losses on equity securities, net	40	35,137	(41,476)	85,643
Interest and other income	238	248	590	362
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $1,421, $1,626, $4,592 and $4,579, respectively)	(44,817)	(45,416)	(136,840)	(133,781)
Gain (loss) on early extinguishment of debt	—	108	(17)	(22)
(Loss) income from continuing operations before income tax benefit (expense) and equity in earnings of an investee	(28,175)	46,450	(32,922)	409,158
Income tax benefit (expense)	146	(79)	47	(444)
Equity in earnings of an investee	83	831	617	882
Net (loss) income	(27,946)	47,202	(32,258)	409,596
Net income attributable to noncontrolling interest	(1,444)	(1,397)	(4,279)	(4,181)
Net (loss) income attributable to common shareholders	$(29,390)	$45,805	$(36,537)	$405,415

Other comprehensive (loss) income:
Equity in unrealized (loss) gain of an investee	(46)	173	91	90
Other comprehensive (loss) income	(46)	173	91	90
Comprehensive (loss) income	(27,992)	47,375	(32,167)	409,686
Comprehensive income attributable to noncontrolling interest	(1,444)	(1,397)	(4,279)	(4,181)
Comprehensive (loss) income attributable to common shareholders	$(29,436)	$45,978	$(36,446)	$405,505

Weighted average common shares outstanding (basic)	237,608	237,511	237,585	237,492
Weighted average common shares outstanding (diluted)	237,608	237,562	237,585	237,526

Per common share amounts (basic and diluted):
Net (loss) income attributable to common shareholders	$(0.12)	$0.19	$(0.15)	$1.71

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2018:	237,729,900	$2,377	$4,611,419	$2,140,796	$(266)	$(3,731,214)	$3,023,112	$156,758	$3,179,870
Net income	—	—	—	30,082	—	—	30,082	1,422	31,504
Other comprehensive income	—	—	—	—	66	—	66	—	66
Distributions	—	—	—	—	—	(92,714)	(92,714)	—	(92,714)
Share grants	—	—	215	—	—	—	215	—	215
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,503)	(5,503)
Balance at March 31, 2019:	237,729,900	2,377	4,611,634	2,170,878	(200)	(3,823,928)	2,960,761	152,677	3,113,438
Net (loss) income	—	—	—	(37,229)	—	—	(37,229)	1,413	(35,816)
Other comprehensive income	—	—	—	—	71	—	71	—	71
Distributions	—	—	—	—	—	(35,659)	(35,659)	—	(35,659)
Share grants	15,000	—	395	—	—	—	395	—	395
Share repurchases	(4,139)	—	(36)	—	—	—	(36)	—	(36)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,684)	(5,684)
Balance at June 30, 2019:	237,740,761	2,377	4,611,993	2,133,649	(129)	(3,859,587)	2,888,303	148,406	3,036,709
Net (loss) income	—	—	—	(29,390)	—	—	(29,390)	1,444	(27,946)
Other comprehensive loss	—	—	—	—	(46)	—	(46)	—	(46)
Distributions	—	—	—	—	—	(35,661)	(35,661)	—	(35,661)
Share grants	187,500	2	530	—	—	—	532	—	532
Share repurchases	(27,984)	—	(259)	—	—	—	(259)	—	(259)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,107)	(5,107)
Balance at September 30, 2019:	237,900,277	$2,379	$4,612,264	$2,104,259	$(175)	$(3,895,248)	$2,823,479	$144,743	$2,968,222
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(amounts in thousands, except share data)
(unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2017:	237,630,409	$2,376	$4,609,316	$1,766,495	$87,231	$(3,360,468)	$3,104,950	$172,238	$3,277,188
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	87,429	(87,429)	—	—	—	—
Balance at January 1, 2018:	237,630,409	2,376	4,609,316	1,853,924	(198)	(3,360,468)	3,104,950	172,238	3,277,188
Net income	—	—	—	236,022	—	—	236,022	1,383	237,405
Other comprehensive loss	—	—	—	—	(93)	—	(93)	—	(93)
Distributions	—	—	—	—	—	(92,674)	(92,674)	—	(92,674)
Share grants	3,000	—	47	—	—	—	47	—	47
Share repurchases	(4,628)	—	(89)	—	—	—	(89)	—	(89)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,667)	(5,667)
Balance at March 31, 2018:	237,628,781	2,376	4,609,274	2,089,946	(291)	(3,453,142)	3,248,163	167,954	3,416,117
Net income	—	—	—	123,587	—	—	123,587	1,401	124,988
Other comprehensive income	—	—	—	—	10	—	10	—	10
Distributions	—	—	—	—	—	(92,676)	(92,676)	—	(92,676)
Share grants	15,000	—	248	—	—	—	248	—	248
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,114)	(5,114)
Balance at June 30, 2018:	237,643,781	2,376	4,609,522	2,213,533	(281)	(3,545,818)	3,279,332	164,241	3,443,573
Net income	—	—	—	45,805	—	—	45,805	1,397	47,202
Other comprehensive income	—	—	—	—	173	—	173	—	173
Distributions	—	—	—	—	—	(92,681)	(92,681)	—	(92,681)
Share grants	105,800	1	1,678	—	—	—	1,679	—	1,679
Share repurchases	(18,681)	—	(315)	—	—	—	(315)	—	(315)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,151)	(5,151)
Balance at September 30, 2018:	237,730,900	$2,377	$4,610,885	$2,259,338	$(108)	$(3,638,499)	$3,233,993	$160,487	$3,394,480
See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(32,258)	$409,596
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	219,522	214,300
Amortization of debt issuance costs and debt discounts and premiums	4,592	4,579
Straight line rental income	(3,550)	(8,507)
Amortization of acquired real estate leases and other intangible assets	(4,922)	(4,290)
Loss on early extinguishment of debt	17	22
Impairment of assets	41,518	5,073
Gain on sale of properties	(21,893)	(261,916)
Gains and losses on equity securities, net	41,476	(85,643)
Other non-cash adjustments	(2,828)	(2,828)
Equity in earnings of an investee	(617)	(882)
Change in assets and liabilities:
Other assets	(6,139)	(5,243)
Accrued interest	4,126	16,740
Other liabilities	(43,374)	5,021
Net cash provided by operating activities	195,670	286,022

Cash flows from investing activities:
Real estate acquisitions and deposits	—	(129,493)
Real estate improvements	(175,146)	(65,953)
Proceeds from sale of properties, net	50,355	332,389
Proceeds from sale of RMR Inc. common shares, net	98,557	—
Net cash (used in) provided by investing activities	(26,234)	136,943

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net	—	491,560
Proceeds from borrowings on revolving credit facility	803,000	617,000
Repayments of borrowings on revolving credit facility	(353,000)	(1,018,000)
Redemption of senior notes	(400,000)	—
Repayment of other debt	(45,438)	(106,038)
Loss on early extinguishment of debt settled in cash	—	(150)
Payment of debt issuance costs	—	(4,296)
Repurchase of common shares	(292)	(407)
Distributions to noncontrolling interest	(16,294)	(15,932)
Distributions to shareholders	(164,034)	(278,031)
Net cash used in financing activities	(176,058)	(314,294)

(Decrease) increase in cash and cash equivalents and restricted cash	(6,622)	108,671
Cash and cash equivalents and restricted cash at beginning of period	70,071	47,321
Cash and cash equivalents and restricted cash at end of period	$63,449	$155,992

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flows information:
Interest paid	$129,010	$112,462
Income taxes paid	$452	$439

Non-cash investing activities:
Acquisitions funded by assumed debt	$—	$(44,386)
Capitalized interest	$888	$46

Non-cash financing activities:
Assumption of mortgage notes payable	$—	$44,386
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of September 30,
	2019	2018
Cash and cash equivalents	$49,462	$47,657
Restricted cash (1)	13,987	108,335
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$63,449	$155,992
(1) Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties, security deposits for residents of our managed senior living communities and cash held for the operations of our joint venture MOB. Restricted cash as of September 30, 2018 also includes proceeds from our sale of a senior living community in May 2018 that were being held in trust for our benefit to fund future acquisitions by us.

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
We have a joint venture arrangement with a sovereign investor for one of our properties (two buildings) leased to medical providers, clinics, medical related business and biotech laboratory tenants, or MOBs, located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification. We concluded that we must consolidate this VIE because we have the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,026,788 and $1,061,593 as of September 30, 2019 and December 31, 2018, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $706,021 and $714,226 as of September 30, 2019 and December 31, 2018, respectively, and consist primarily of the debt securing the property. The sovereign investor's interest in this consolidated entity is reflected as noncontrolling interest in our condensed consolidated financial statements. See Note 7 for further information about this joint venture.

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

Note 3.  Real Estate Properties
As of September 30, 2019, we owned 436 properties, including eight properties classified as held for sale, located in 41 states and Washington, D.C., including one MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest.
Impairment:
We regularly evaluate our assets for indications of impairment. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected assets by comparing it to the expected future undiscounted net cash flows to be generated from those assets. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value.
During the three and nine months ended September 30, 2019, we recorded impairment charges of $7,062 and $15,385, respectively, to adjust the carrying values of 16 senior living communities to their estimated fair value. These 16 senior living communities included 15 skilled nursing facilities, or SNFs, which were sold in September 2019. During the three and nine months ended September 30, 2019, we also recorded impairment charges of $26,037 and $26,133, respectively, for seven MOBs. Four of these MOBs were sold in June 2019 and three of these MOBs are classified as held for sale in our condensed consolidated balance sheet as of September 30, 2019. These impairment charges, in aggregate, are included in impairment of assets in our condensed consolidated statements of comprehensive income (loss).

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Dispositions:
During the nine months ended September 30, 2019, we sold 33 properties for an aggregate sales price of $53,033, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions individually or in the aggregate, nor do they represent a strategic shift. As a result, the results of the operation of these properties are included in continuing operations through the date of sale of such property in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Square Feet or Number of Units		Sales Price (1)	Gain (loss) on Sale
February 2019	Florida	MOB	1	60,396	sq. ft.	$2,900	$(69)
March 2019	Massachusetts	MOB	1	4,400	sq. ft.	75	(58)
May 2019 (2)	California	SNF	3	278	units	21,500	15,207
May 2019	Colorado	MOB	1	15,647	sq. ft.	2,590	1,035
June 2019	Massachusetts	MOB	7	164,121	sq. ft.	8,042	1,590
July 2019	Massachusetts	MOB	3	103,484	sq. ft.	4,955	2,332
August 2019	Massachusetts	MOB	1	49,357	sq. ft.	2,221	812
September 2019 (2)	Various	SNF	15	964	units	8,000	—
September 2019	Massachusetts	MOB	1	41,065	sq. ft.	2,750	1,044
			33			$53,033	$21,893

(1)	Sales price excludes closing costs.

(2)
Pursuant to the terms of our April 2019 transaction agreement, or the Transaction Agreement, with Five Star Senior Living Inc., or Five Star, the aggregate amount of monthly minimum rent payable to us by Five Star under our master leases with Five Star decreased from the sale of these SNFs, as they were previously leased by us to Five Star. See Note 10 for further information on the Transaction Agreement.

As of September 30, 2019, we had four properties in our MOB segment and four senior living communities with an aggregate undepreciated carrying value of $136,231 classified as held for sale in our condensed consolidated balance sheet as of September 30, 2019. Subsequent to September 30, 2019, we sold four of these properties for an aggregate sales price of $58,000, excluding closing costs.

Date of Sale	Location	Type of Property	Number of Properties	Square Feet or Number of Units		Sales Price (1)
October 2019	South Dakota	Independent Living/SNF	3	245	units	$10,500
October 2019	New Jersey	MOB	1	205,439	sq. ft.	47,500
			4			$58,000

(1)	Sales price excludes closing costs.
During the nine months ended September 30, 2019, we recorded impairment charges of $2,661 to adjust the carrying value of two MOBs to their estimated sales price less estimated costs to sell. These two MOBs are classified as held for sale in our condensed consolidated balance sheet as of September 30, 2019. During the nine months ended September 30, 2019, we also recorded impairment charges of $6,344 to adjust the carrying value of one senior living community to its estimated fair value. These impairment charges, in aggregate, are included in impairment of assets in our condensed consolidated statements of comprehensive income (loss).
As of November 6, 2019, we have 40 properties under agreements to sell for an aggregate sales price of approximately $452,804, excluding closing costs. These sales are subject to conditions; as a result, these sales may not occur, they may be delayed or their terms may change.

Note 4.  Leases
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

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Certain of our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. We recognized such payments totaling $19,317 and $57,687 for the three and nine months ended September 30, 2019, respectively.
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
The following table presents our operating lease maturity analysis, excluding properties classified as held for sale, as of September 30, 2019:

Year	Amount
2019	$120,834
2020	345,614
2021	326,492
2022	304,787
2023	280,151
Thereafter	1,201,059
Total	$2,578,937

Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The adoption of this standard resulted in an increase in total assets and liabilities of $4,507. The right of use asset and related lease liability are included within other assets, net and other liabilities, respectively, in our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, will not be recorded in our condensed consolidated balance sheets.

Note 5.  Indebtedness
Our principal debt obligations at September 30, 2019 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) $1,850,000 outstanding principal amount of senior unsecured notes; (3) $550,000 outstanding principal amount under two term loans; and (4) $690,022 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 10 properties. These 10 mortgaged properties had a carrying value (before accumulated depreciation) of $969,501 at September 30, 2019. We also had two properties subject to capital leases with lease obligations totaling $9,120 at September 30, 2019; these two properties had a carrying value (before accumulated depreciation) of $35,823 at September 30, 2019, and the capital leases expire in 2026.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

We have a $1,000,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. Our revolving credit facility requires interest to be paid on borrowings at the annual rate of LIBOR plus a premium of 120 basis points, plus a facility fee of 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2,000,000.
As of September 30, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.1%. The weighted average annual interest rates for borrowings under our revolving credit facility were 3.5% and 3.2% for the three months ended September 30, 2019 and 2018, respectively, and 3.5% and 2.9% for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had $589,000 outstanding and $411,000 available for borrowing, and as of November 6, 2019, we had $517,000 outstanding and $483,000 available for borrowing under our revolving credit facility.
We have a $350,000 term loan that matures in January 2020 and is prepayable without penalty at any time. This term loan requires interest to be paid at the annual rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. At September 30, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.5%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.7% and 3.5% for the three months ended September 30, 2019 and 2018, respectively, and 3.9% and 3.3% for the nine months ended September 30, 2019 and 2018, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.
We have a $200,000 term loan that matures in September 2022 and is prepayable without penalty at any time. This term loan requires interest to be paid at the annual rate of LIBOR plus a premium of 135 basis points that is subject to adjustment based upon changes to our credit ratings. At September 30, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.4%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.6% and 3.5% for the three months ended September 30, 2019 and 2018, respectively, and 3.8% and 3.3% for the nine months ended September 30, 2019 and 2018, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.
In May 2019, we redeemed at par all of our outstanding 3.25% senior notes due 2019 for a redemption price equal to the principal amount of $400,000, plus accrued and unpaid interest of $6,500. We funded this redemption with cash on hand and borrowings under our revolving credit facility.
Also in May 2019, we prepaid, at par plus accrued interest, a mortgage note secured by four of our senior living communities with an outstanding principal balance of approximately $42,211, a maturity date in July 2019 and an annual interest rate of 3.79%. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $17 for the nine months ended September 30, 2019. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at September 30, 2019.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 6.  Fair Value of Assets and Liabilities
The following table presents certain of our assets and liabilities that are measured at fair value at September 30, 2019, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset or liability.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in Five Star (1)	$1,993	$1,993	$—	$—
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (2)	$63,458	$—	$63,458	$—
Real estate properties at fair value (3)	$1,098	$—	$—	$1,098

(1)
Our 423,500 shares of Five Star common stock are included in other assets, net in our condensed consolidated balance sheets, and are reported at fair value, which is based upon quoted market prices (Level 1 inputs). Our adjusted cost basis for these shares is $6,353 as of September 30, 2019. During the three and nine months ended September 30, 2019, we recorded an unrealized gain of $40 and an unrealized loss of $40, respectively, which are included in gains and losses on equity securities, net in our condensed consolidated statements of comprehensive income (loss), to adjust the carrying value of our investment in Five Star common shares to their fair value. See Note 12 for further information about our investment in Five Star.

(2)
We have assets in our condensed consolidated balance sheets that are measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2019, we recorded impairment charges of $26,037 to reduce the carrying value of three MOBs that are classified as held for sale to their estimated sales price, based on a purchase and sale agreement that we have entered into with third party buyers for these MOBs, less estimated costs to sell, of $63,458. See Note 3 for further information about impairment charges and these and other properties we have classified as held for sale.

(3)
We recorded impairment charges of $6,344 to reduce the carrying value of one senior living community to its estimated fair value of $1,098 based on a third party offer. The valuation techniques and significant unobservable inputs used in the valuation of this property are considered Level 3 inputs as defined in the fair value hierarchy under GAAP.

In addition to the assets and liabilities described in the tables above, our financial instruments at September 30, 2019 and December 31, 2018 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of September 30, 2019		As of December 31, 2018
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$1,819,802	$1,885,545	$2,216,945	$2,138,202
Secured debts(2)	698,695	708,513	744,186	723,003
	$2,518,497	$2,594,058	$2,961,131	$2,861,205

(1)	Includes unamortized debt issuance costs, premiums and discounts.

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

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (a Level 1 input) as of September 30, 2019. We estimated the fair values of our four issuances of senior unsecured notes due 2020, 2021, 2024 and 2028 using an average of the bid and ask price on Nasdaq on or about September 30, 2019 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Realized and unrealized gains and losses for our equity securities for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized gains and losses on equity securities sold (1)	$—	$—	$(41,436)	$—
Unrealized gains and losses on equity securities held	40	35,137	(40)	85,643
Gains and losses on equity securities, net	$40	$35,137	$(41,476)	$85,643

(1)	See Note 12 for further information about our former investment in The RMR Group Inc., or RMR Inc.

Note 7. Noncontrolling Interest
We have a joint venture arrangement with a sovereign investor for one of our MOBs (two buildings) located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We continue to control this property and therefore continue to account for this property on a consolidated basis in our condensed consolidated financial statements under the VIE model. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,444 and $1,397 for the three months ended September 30, 2019 and 2018, respectively, and $4,279 and $4,181 for the nine months ended September 30, 2019 and 2018, respectively, is reported as noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). We made aggregate cash distributions to our joint venture partner of $5,107 and $5,151 for the three months ended September 30, 2019 and 2018, respectively, and $16,294 and $15,932 for the nine months ended September 30, 2019 and 2018, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of September 30, 2019, this joint venture held real estate assets with an aggregate net book value of $730,234, subject to mortgage notes of $620,000.
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
On September 18, 2019, we granted an aggregate of 187,500 of our common shares, valued at $8.71 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR LLC under our equity compensation plan.

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
On September 25, 2019, we purchased an aggregate of 25,072 of our common shares, valued at $9.33 per share, the closing price of our common shares on Nasdaq on that day, from our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the nine months ended September 30, 2019, we declared and paid quarterly distributions to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distributions
January 28, 2019	February 21, 2019	$0.39	$92,714
April 29, 2019	May 16, 2019	$0.15	$35,659
July 29, 2019	August 15, 2019	$0.15	$35,661

On October 17, 2019, we declared a regular quarterly distribution payable to common shareholders of record on October 28, 2019, of $0.15 per share, or approximately $35,685. We expect to pay this distribution on or about November 14, 2019.

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

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2019
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$100,010	$43,326	$—	$4,675	$148,011
Residents fees and services	—	—	107,816	—	107,816
Total revenues	100,010	43,326	107,816	4,675	255,827

Expenses:
Property operating expenses	34,184	—	90,899	—	125,083
Depreciation and amortization	33,801	21,976	16,644	947	73,368
General and administrative	—	—	—	9,604	9,604
Acquisition and certain other transaction related costs	—	—	—	2,492	2,492
Impairment of assets	26,037	7,062	—	—	33,099
Total expenses	94,022	29,038	107,543	13,043	243,646

Gain on sale of properties	4,183	—	—	—	4,183
Gains and losses on equity securities, net	—	—	—	40	40
Interest and other income	—	—	—	238	238
Interest expense	(6,239)	(166)	(420)	(37,992)	(44,817)
Income (loss) from continuing operations before income tax benefit and equity in earnings of an investee	3,932	14,122	(147)	(46,082)	(28,175)
Income tax benefit	—	—	—	146	146
Equity in earnings of an investee	—	—	—	83	83
Net income (loss)	3,932	14,122	(147)	(45,853)	(27,946)
Net income attributable to noncontrolling interest	(1,444)	—	—	—	(1,444)
Net income (loss) attributable to common shareholders	$2,488	$14,122	$(147)	$(45,853)	$(29,390)

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2019
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Revenues:
Rental income	$307,616	$137,683	$—	$14,050	$459,349
Residents fees and services	—	—	324,767	—	324,767
Total revenues	307,616	137,683	324,767	14,050	784,116

Expenses:
Property operating expenses	98,886	—	263,612	—	362,498
Depreciation and amortization	104,939	62,855	48,887	2,841	219,522
General and administrative	—	—	—	28,287	28,287
Acquisition and certain other transaction related costs	—	—	—	11,209	11,209
Impairment of assets	26,133	15,385	—	—	41,518
Total expenses	229,958	78,240	312,499	42,337	663,034

Gain on sale of properties	6,686	15,207	—	—	21,893
Dividend income	—	—	—	1,846	1,846
Gains and losses on equity securities, net	—	—	—	(41,476)	(41,476)
Interest and other income	—	—	—	590	590
Interest expense	(18,257)	(574)	(1,970)	(116,039)	(136,840)
Loss on early extinguishment of debt	—	—	(17)	—	(17)
Income (loss) from continuing operations before income tax benefit and equity in earnings of an investee	66,087	74,076	10,281	(183,366)	(32,922)
Income tax benefit	—	—	—	47	47
Equity in earnings of an investee	—	—	—	617	617
Net income (loss)	66,087	74,076	10,281	(182,702)	(32,258)
Net income attributable to noncontrolling interest	(4,279)	—	—	—	(4,279)
Net income (loss) attributable to common shareholders	$61,808	$74,076	$10,281	$(182,702)	$(36,537)

	As of September 30, 2019
	MOBs	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	All Other Operations	Consolidated
Total assets	$3,255,596	$1,924,780	$1,455,535	$281,079	$6,916,990

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

Note 10. Leases and Management Agreements with Five Star
We are Five Star’s largest landlord and Five Star is our largest tenant. As of September 30, 2019 and 2018, we leased 166 and 184 senior living communities to Five Star, respectively. We lease senior living communities to Five Star pursuant to five master leases. Five Star also manages senior living communities for our account pursuant to management and pooling agreements under which Five Star earns management fees. As of September 30, 2019 and 2018, Five Star managed 77 and 75 senior living communities, respectively, for our account.
Five Star had previously announced that a substantial doubt existed regarding its ability to continue as a going concern because of, among other things: challenging current senior living industry conditions had and may continue to negatively impact Five Star’s operating results; Five Star had incurred recurring operating losses in each of the last three fiscal years; Five Star did not expect to be able to pay its full rent obligations in the first quarter of 2019 absent rent relief from us; and Five

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Star’s credit facility was fully drawn and scheduled to expire on June 28, 2019. On April 1, 2019, we entered into the Transaction Agreement, pursuant to which we agreed to modify our existing business arrangements with Five Star, subject to certain conditions and the receipt of various approvals, as further described below. In addition, in June 2019, Five Star amended and extended the term of its credit facility. In August 2019, Five Star announced that, even though the challenging conditions in the senior living industry continue to exist, it believes that there no longer exists a substantial doubt about its ability to continue as a going concern as a result of actions it has taken since March 31, 2019. We cannot be sure whether the transactions contemplated by the Transaction Agreement will be completed or whether Five Star will be able to continue as a going concern.
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
•Five Star will issue to us such number of Five Star common shares as is necessary to cause us to own, when considered together with our then owned Five Star common shares, approximately 34% of the then outstanding Five Star common shares, and enable us to declare a pro rata distribution to holders of our common shares of beneficial interest of the right to receive, and Five Star will issue on a pro rata basis to such holders, a number of Five Star common shares which equals approximately 51% of the then outstanding Five Star common shares, or, together, the Five Star Share Issuances; the noted percentage ownership amounts are post-issuance, giving effect to the Five Star Share Issuances; and
•as consideration for the Five Star Share Issuances, we will provide to Five Star $75,000 of additional consideration, or, collectively with the Conversion and the Five Star Share Issuances, the Five Star Restructuring Transactions.
Pursuant to the Transaction Agreement: (1) commencing February 1, 2019, the aggregate amount of monthly minimum rent payable to us by Five Star under our master leases with Five Star was set at $11,000, as of February 1, 2019, subject to adjustment, and no additional rent is payable to us by Five Star from such date to the Conversion Time; and (2) on April 1, 2019, we purchased from Five Star $49,155 of unencumbered Qualifying PP&E (as defined in the Transaction Agreement) related to our senior living communities leased and operated by Five Star, which amount remains subject to possible additional adjustment but will not exceed $60,000. Subsequent to our entering into the Transaction Agreement on April 1, 2019, the aggregate amount of monthly minimum rent payable to us by Five Star under our master leases with Five Star was reduced pursuant to the Transaction Agreement to $10,815 as of September 30, 2019, as a result of dispositions, and remains subject to further adjustment.

At its annual meeting of stockholders held on June 11, 2019, Five Star’s stockholders approved the Five Star Share Issuances. The Five Star Restructuring Transactions remain subject to conditions, including, among others: (1) the receipt of all Required Licenses (as defined in the Transaction Agreement) and any other third party consent or approval required for the consummation of the Five Star Restructuring Transactions; (2) the effectiveness of the registration statement on Form S-1 filed by Five Star on September 27, 2019 with the Securities and Exchange Commission, or SEC, to register the Five Star common shares to be issued pursuant to the Transaction Agreement; and (3) approval by Nasdaq of the listing of the Five Star common shares to be issued pursuant to the Transaction Agreement, subject to official notice of issuance.
If any required approval is not obtained by December 31, 2019, and the failure to obtain such approval is not the result of a breach or default by Five Star under the Transaction Agreement, we and Five Star have agreed to work in good faith to determine an alternative to allow the Restructuring Transactions to occur on January 1, 2020; provided we are not required to agree to any alternative that would adversely affect our qualification for taxation as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. If we and Five Star do not agree to any such alternative, and, as of January 1, 2020, the failure to obtain a required approval is the only remaining condition under the Transaction Agreement, the Conversion Time will be automatically extended to January 1, 2021. Pursuant to the Transaction Agreement, since Five Star’s stockholders approved the Five Star Share Issuance, monthly minimum rent payable by Five Star to us under our existing

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

master leases with Five Star will remain at the reduced amount, subject to further adjustment, regardless of whether the Transaction Agreement is extended and/or is terminated.
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
In connection with the Transaction Agreement, we entered into a credit agreement with Five Star, pursuant to which we extended to Five Star a $25,000 line of credit, or the Five Star credit facility. The Five Star credit facility matures on January 1, 2020, or January 1, 2021 if the Conversion Time is extended pursuant to the Transaction Agreement. The Five Star credit facility provides for interest to be paid on borrowed amounts at a rate of 6% per year and is secured by real estate mortgages on six senior living communities owned by certain of Five Star’s subsidiaries that guarantee Five Star’s obligations under the Five Star credit facility, and certain personal property owned by those and certain other Five Star subsidiaries. The Five Star credit facility provides for acceleration of payment of all amounts outstanding under the Five Star credit facility upon the occurrence and continuation of certain events of default, including a default by Five Star under the Transaction Agreement and certain other agreements. The agreement governing the Five Star credit facility contains covenants, including those that restrict Five Star’s ability to incur debt or to pay dividends or make other distributions to its stockholders in certain circumstances. As of November 6, 2019, Five Star has not made any borrowings under the Five Star credit facility.
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
Our Senior Living Communities Leased by Five Star. We recognized rental income payable by Five Star of $32,738 and $51,757 for the three months ended September 30, 2019 and 2018, respectively, and $105,451 and $155,207 for the nine months ended September 30, 2019 and 2018, respectively. Rental income for the nine months ended September 30, 2019 includes $538 of variable payments we received from Five Star. Rental income for the three and nine months ended September 30, 2018 excludes $1,386 and $4,050, respectively, of variable payments we received from Five Star. We record variable payments we receive from Five Star as deferred rental income, and we recognize any variable payments when the contingencies for those payments have been met. As of September 30, 2019 and December 31, 2018, we had net receivables from Five Star of $17,045 and $18,697, respectively, which amounts are included in other assets, net in our condensed consolidated balance sheets. Rental income from Five Star represented 12.8% and 13.4% of our total revenues for the three and nine months ended September 30, 2019, respectively. The properties Five Star leases from us represented 27.0%, excluding properties held for sale, if any, of our real estate investments, at cost, as of September 30, 2019.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Pursuant to the terms of our leases with Five Star, for the nine months ended September 30, 2018, we funded $14,749 of improvements to communities leased to Five Star. As a result, the amount of annual minimum rent payable to us by Five Star increased by approximately $1,177, as of September 30, 2018. Pursuant to the Transaction Agreement, the $97,480 of improvements to communities leased to Five Star, including $49,155 of fixed assets and improvements that were purchased pursuant to the Transaction Agreement as discussed above, that we funded during the nine months ended September 30, 2019 did not result in increased rent payable by Five Star.
During the nine months ended September 30, 2019, we and Five Star have sold to third parties 18 SNFs that we owned and leased to Five Star for an aggregate sales price of approximately $29,500, excluding closing costs. As a result of these sales, the aggregate amount of monthly minimum rent payable to us by Five Star under our master leases with Five Star was reduced pursuant to the Transaction Agreement. See Note 3 for further information regarding these dispositions.
Our Senior Living Communities Managed by Five Star. Five Star manages certain senior living communities that we lease to our TRSs. As described above, pursuant to the Transaction Agreement, we have agreed to replace our long term management and pooling agreements with Five Star with new management agreements effective January 1, 2020 (or January 1, 2021 if the Conversion Time is extended under the Transaction Agreement), subject to certain conditions and the receipt of various approvals.
We incurred management fees payable to Five Star of $3,832 and $3,666 for the three months ended September 30, 2019 and 2018, respectively, and $11,492 and $10,694 for the nine months ended September 30, 2019 and 2018, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
The following table presents residents fees and services revenue disaggregated by type of contract and payer:

Revenue from contracts with customers:	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Basic housing and support services	$88,623	$265,117
Medicare and Medicaid programs	6,902	23,333
Private pay and other third party payer SNF services	12,291	36,317
Total residents fees and services	$107,816	$324,767

Five Star also provides certain other services directly to residents at some of the senior living communities it manages for our account, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star directly for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for these services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees payable to Five Star of $1,478 and $1,584 for the three months ended September 30, 2019 and 2018, respectively, and $4,666 and $4,944 for the nine months ended September 30, 2019 and 2018, respectively, for rehabilitation services Five Star provided at senior living communities it manages for us; we include these amounts in property operating expenses in our condensed consolidated statements of comprehensive income (loss).

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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $6,616 and $28,306 for the three months ended September 30, 2019 and 2018, respectively, and $20,917 and $78,119 for the nine months ended September 30, 2019 and 2018, respectively. The net business management fees we recognized for the three and nine months ended September 30, 2019 include $725 and $2,175, respectively, of management fees related to our subsidiary

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

level management agreement with RMR LLC with respect to our joint venture arrangement. Based on our common share total return, as defined in our business management agreement, as of September 30, 2019, no estimated 2019 incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2019. The actual amount of annual incentive fees for 2019, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2019, and will be payable in 2020. The net business management fees for the three and nine months ended September 30, 2018 included $725 and $2,175, respectively, of management fees related to our subsidiary level management agreement with RMR LLC with respect to our joint venture arrangement and $18,751 and $50,708, respectively, of estimated 2018 incentive fees based on our common share total return, as defined in our business management agreement, as of September 30, 2018. In January 2019, we paid RMR LLC an incentive fee of $40,642 for 2018. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,289 and $3,025 for the three months ended September 30, 2019 and 2018, respectively, and $9,844 and $8,829 for the nine months ended September 30, 2019 and 2018, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our MOBs, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $3,419 and $3,440 for these expenses and costs for the three months ended September 30, 2019 and 2018, respectively, and $10,145 and $9,391 for the nine months ended September 30, 2019 and 2018, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

Note 12. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc., Affiliates Insurance Company, or AIC, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
Five Star.  We are currently one of Five Star’s largest stockholders. As of September 30, 2019, we owned 423,500 of Five Star’s common shares, after giving effect to the one-for-ten reverse stock split of Five Star common shares that Five Star effected on September 30, 2019, or approximately 8.3% of Five Star’s outstanding common shares. Five Star is our largest tenant and the manager of our managed senior living communities. RMR LLC provides management services to both us and Five Star. As of September 30, 2019, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., owned 35.4% of Five Star's outstanding common shares. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust and a managing director of Five Star. Our other Managing Trustee also serves as secretary of Five Star. Five Star’s president and chief executive officer and chief financial officer and treasurer are officers and employees of RMR LLC. On April 1, 2019, we entered into the Transaction Agreement, pursuant to which we agreed to modify our existing business arrangements with Five Star, subject to certain conditions and the receipt of various approvals. See Note 10 for further information regarding our relationships, agreements and transactions with Five Star and Note 6 for further information regarding our investment in Five Star.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 11 for further information regarding our management agreements with RMR LLC.
See Note 8 for information relating to the annual share awards we made in September 2019 to our officers and certain other employees of RMR LLC and common shares we purchased from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for share awards to RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC. Jennifer B. Clark, our other Managing Trustee and our Secretary, also serves as a managing director and as executive vice president, general counsel and secretary of RMR Inc., an officer of ABP Trust, an officer and employee of RMR LLC. Other officers and employees of RMR LLC also serve as our officers.
On July 1, 2019, we sold all of the 2,637,408 shares of class A common stock of RMR Inc. that we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to the underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering, and the underwriters named therein. We received net proceeds of $98,557 from this sale, after deducting the underwriting discounts and commissions and other offering expenses.
AIC. We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders historically participated in a combined property insurance program arranged and reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
As of September 30, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,340 and $8,632, respectively. These amounts are included in other assets, net in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income (loss). Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on fixed income securities that are owned by AIC related to our investment in AIC.
AIC is in the process of dissolving. In connection with its dissolution, we expect to receive a capital distribution in the fourth quarter of 2019.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.

Note 13.  Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. During the three months ended September 30, 2019 and 2018, we recognized income tax benefit of $146 and expense of $79, respectively, and during the nine months ended September 30, 2019 and 2018, we recognized income tax benefit of $47 and expense of $444, respectively.

Note 14. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares for basic earnings per share	237,608	237,511	237,585	237,492
Effect of dilutive securities: unvested share awards	—	51	—	34
Weighted average common shares for diluted earnings per share (1)	237,608	237,562	237,585	237,526

(1) For the three and nine months ended September 30, 2019, 42 and 26, respectively, of unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
We are a REIT organized under Maryland law. As of September 30, 2019, we owned 436 properties, including eight properties classified as held for sale, located in 41 states and Washington, D.C., including one MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest. At September 30, 2019, the undepreciated carrying value of our properties, which represents the gross book value of our real estate assets before depreciation and purchase price allocations, less impairment write downs, was $8.6 billion, excluding properties classified as held for sale. For the three months ended September 30, 2019, approximately 97% of our net operating income, or NOI, came from properties where a majority of the revenues are derived from our tenants' and residents’ private resources.
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

Also pursuant to the Transaction Agreement, in addition to other transactions, commencing February 1, 2019 through December 31, 2019, the aggregate amount of monthly minimum rent payable to us by Five Star was reduced pursuant to the Transaction Agreement to $11.0 million as of February 1, 2019, subject to adjustment and extension, which amount was subsequently reduced to approximately $10.8 million as a result of dispositions and remains subject to further adjustment, and no additional rent is payable to us by Five Star starting from such date to the Conversion Time. For further information regarding the Transaction Agreement and our other business arrangements with Five Star, see Notes 10 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

(As of September 30, 2019)	Number of Properties	Square Feet or Number of Units		Carrying Value of Investment(1)	% of Total Investment	Investment per Square Foot or Unit(2)	Q3 2019 Revenues (3)	% of Q3 2019 Revenues	Q3 2019 NOI (3)(4)	% of Q3 2019 NOI
Property Type
MOBs (5)	140	12,178,581	sq. ft.	$3,736,199	43.6%	$307	$100,010	39.1%	$66,045	50.5%

Independent living (6)	68	15,039		2,318,315	27.1%	$154,154	82,509	32.3%	29,525	22.7%
Assisted living (6)	198	14,850		2,200,848	25.7%	$148,205	64,711	25.4%	26,796	20.4%
Skilled nursing facilities (6)	20	2,521		132,251	1.5%	$52,460	3,630	1.4%	3,630	2.8%
Subtotal senior living communities	286	32,410		4,651,414	54.3%	$143,518	150,850	59.1%	59,951	45.9%

Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	4,675	1.8%	4,675	3.6%
Total	436			$8,565,723	100.0%		$255,535	100.0%	$130,671	100.0%

Tenant / Operator / Managed Properties
MOBs (5)	140	12,178,581	sq. ft.	$3,736,199	43.6%	$307	$100,010	39.1%	$66,045	50.5%

Five Star (leased) (7)	166	18,676		2,311,860	27.0%	$123,788	32,446	12.7%	32,446	24.8%
Brookdale	18	940		65,912	0.8%	$70,119	2,026	0.8%	2,026	1.6%
Other private senior living companies (combined)	25	2,626		344,815	4.0%	$131,308	8,562	3.4%	8,562	6.6%
Subtotal triple net leased senior living communities	209	22,242		2,722,587	31.8%	$122,407	43,034	16.9%	43,034	33.0%
Managed senior living communities (7)(8)	77	10,168		1,928,827	22.5%	$189,696	107,816	42.2%	16,917	12.9%
Subtotal senior living communities	286	32,410		4,651,414	54.3%	$143,518	150,850	59.1%	59,951	45.9%

Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	4,675	1.8%	4,675	3.6%
Total	436			$8,565,723	100.0%		$255,535	100.0%	$130,671	100.0%

Tenant / Managed Property Operating Statistics(9)

	Rent Coverage				Occupancy
	2019		2018		2019	2018
MOBs (5)	N/A		N/A		92.3%	95.6%

Five Star (10)	1.52	x	1.06	x	83.2%	81.7%
Brookdale	1.95	x	2.15	x	83.2%	85.0%
Other private senior living companies (combined)	1.32	x	1.35	x	87.7%	90.6%
Subtotal triple net leased senior living communities	1.51	x	1.14	x	83.6%	82.8%
Managed senior living communities (8)	N/A		N/A		86.0%	85.9%
Subtotal senior living communities	1.51	x	1.14	x	84.4%	83.7%

Wellness centers	1.87	x	1.96	x	100.0%	100.0%
Total	1.54	x	1.19	x

(1)
Represents gross book value of real estate assets before depreciation and purchase price allocations, less impairment write downs, if any. Amounts exclude investment carrying value of eight properties classified as held for sale as of September 30, 2019, which amounts are included in our condensed consolidated balance sheet.

(2)	Represents carrying value of investment divided by number of rentable square feet or living units, as applicable, at September 30, 2019.

(3)	Excludes $292 of revenues and $73 of NOI from properties sold during the three months ended September 30, 2019.

(4)	NOI is defined and calculated by reportable segment. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”

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

(8)
These senior living communities are managed by Five Star for our account and include properties leased to our TRSs. Occupancy for the 12 month period ended or, if shorter, from the date of acquisition through September 30, 2019 was 85.5%.

(9)
Operating data for MOBs is presented as of September 30, 2019 and 2018 and includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and manager for the 12 months ended June 30, 2019 and 2018, or the most recent prior period for which tenant operating results are made available to us. Rent coverage is calculated using the operating cash flows from our tenants’ facility operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

(10)
Rent coverage for the 12 months ended June 30, 2019 is calculated based on the $132,000 of annualized rental income, adjusted for properties sold or classified as held for sale, payable to us by Five Star pursuant to the Transaction Agreement.

There have been no material changes to trends affecting the MOB and senior living industry from those we previously disclosed in our Annual Report.
During the three months ended September 30, 2019, we entered into MOB lease renewals for 260,190 leasable square feet and new leases for 53,529 leasable square feet. The weighted average annual rental rate for leases entered during the quarter was $25.45 per square foot, which was 5.07% higher than the previous weighted average annual rental rate for the same space. Weighted (by annualized rental income) average lease term for leases entered during the third quarter of 2019 was 6.1 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered during the third quarter of 2019 totaled $7.6 million, or $24.29 per square foot on average (approximately $3.97 per square foot per year of the lease term).
Lease Expiration Schedules
As of September 30, 2019, lease expirations at our MOBs are as follows (dollars in thousands):

Year	Number of Tenants	Square Feet(1)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(2)	Percent of Total	Cumulative Percent of Total
2019	64	192,595	1.7%	1.7%	$7,588	2.0%	2.0%
2020	101	1,230,840	10.9%	12.6%	30,814	8.0%	10.0%
2021	96	889,527	7.9%	20.5%	29,120	7.5%	17.5%
2022	108	1,286,277	11.4%	31.9%	36,395	9.4%	26.9%
2023	61	1,096,583	9.8%	41.7%	21,838	5.7%	32.6%
2024	79	1,831,530	16.3%	58.0%	50,396	13.0%	45.6%
2025	47	901,544	8.0%	66.0%	21,556	5.6%	51.2%
2026	34	898,605	8.0%	74.0%	26,227	6.8%	58.0%
2027	25	419,500	3.7%	77.7%	10,539	2.7%	60.7%
2028 and thereafter	57	2,495,491	22.3%	100.0%	151,912	39.3%	100.0%
Total	672	11,242,492	100.0%		$386,385	100.0%

Weighted average remaining lease term (in years)		5.5			6.4

(1)	Includes 100% of square feet from a property owned in a joint venture arrangement in which we own a 55% equity interest.

(2)
Annualized rental income is based on rents pursuant to existing leases as of September 30, 2019, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs. Annualized rental income also includes 100% of rental income as reported under GAAP from a property owned in a joint venture arrangement in which we own a 55% equity interest.

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
The following table summarizes the results of operations of each of our segments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
MOBs	$100,010	$104,492	$307,616	$309,497
Triple net leased senior living communities	43,326	64,538	137,683	198,626
Managed senior living communities	107,816	105,321	324,767	309,981
All other operations	4,675	4,618	14,050	13,838
Total revenues	$255,827	$278,969	$784,116	$831,942

Net income (loss) attributable to common shareholders:
MOBs	$2,488	$29,048	$61,808	$86,415
Triple net leased senior living communities	14,122	39,614	74,076	393,553
Managed senior living communities	(147)	5,680	10,281	21,942
All other operations	(45,853)	(28,537)	(182,702)	(96,495)
Net (loss) income attributable to common shareholders	$(29,390)	$45,805	$(36,537)	$405,415
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended September 30, 2019 to the three months ended September 30, 2018.
MOBs:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2019	2018	2019	2018
Total buildings	133	133	140	155
Total square feet (2)	11,570	11,553	12,179	12,600
Occupancy (3)	94.6%	95.9%	92.3%	95.6%

(1)
Consists of MOBs we have owned and have been in service continuously since July 1, 2018, including our MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or in redevelopment, if any.

(2)	Prior periods exclude space remeasurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2019	2018	Change	Change	2019	2018	2019	2018	Change	Change
Rental income	$98,176	$97,761	$415	0.4%	$1,834	$6,731	$100,010	$104,492	$(4,482)	(4.3)%
Property operating expenses	(33,535)	(31,617)	1,918	6.1%	(649)	(1,035)	(34,184)	(32,652)	1,532	4.7%
Net operating income (NOI)	64,641	66,144	(1,503)	(2.3)%	1,185	5,696	65,826	71,840	(6,014)	(8.4)%

Depreciation and amortization	(32,238)	(32,768)	(530)	(1.6)%	(1,563)	(2,455)	(33,801)	(35,223)	(1,422)	(4.0)%
Impairment of assets	—	—	—	—%	(26,037)	—	(26,037)	—	26,037	100.0%
Gain on sale of properties	—	—	—	—%	4,183	—	4,183	—	4,183	100.0%
Interest expense	(6,142)	(6,172)	(30)	(0.5)%	(97)	—	(6,239)	(6,172)	67	1.1%
Net income (loss)	26,261	27,204	(943)	(3.5)%	(22,329)	3,241	3,932	30,445	(26,513)	(87.1)%
Net income attributable to noncontrolling interest	(1,444)	(1,397)	47	3.4%	—	—	(1,444)	(1,397)	47	3.4%
Net income (loss) attributable to common shareholders	$24,817	$25,807	$(990)	(3.8)%	$(22,329)	$3,241	$2,488	$29,048	$(26,560)	(91.4)%

(1)
Comparable properties consists of MOBs we have owned and which have been in service continuously since July 1, 2018, including our MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or in redevelopment, if any.

Rental income. Rental income decreased primarily due to dispositions since July 1, 2018 and decreases in occupancy for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, partially offset by an increase in rental income at our comparable properties. Rental income increased at our comparable properties primarily due to increases in property operating expense reimbursement income and higher average rents achieved with respect to our new and renewal leasing activity at certain of our comparable properties, partially offset by reduced occupancy. Rental income for the three months ended September 30, 2019 and 2018 includes non-cash straight line rent adjustments totaling $1,043 and $1,912, respectively, and amortization of acquired leases and assumed lease obligations totaling $1,787 and $1,438, respectively.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, property management fees, repairs and maintenance expense, cleaning expense, insurance expense and other direct costs of operating these properties. The increase in property operating expenses is primarily the result of increases at our comparable properties, partially offset by our property dispositions since July 1, 2018. Property operating expenses at our comparable properties increased primarily due to higher repairs and maintenance, insurance expense, salaries and benefits and other direct costs of operating our comparable properties.
Net operating income. The decrease in NOI reflects the net changes in rental income and property operating expenses described above. The reconciliation of NOI to net income (loss) for our MOB segment is shown in the table above. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. The decrease in depreciation and amortization expense is primarily due to dispositions since July 1, 2018. Depreciation and amortization expense at our comparable properties decreased primarily due to certain depreciable leasing related assets becoming fully depreciated in 2018 and 2019, partially offset by the depreciation and amortization of improvements made to certain of our comparable properties after July 1, 2018.
Impairment of assets. Impairment of assets relates to the adjustment to reduce the carrying value of three MOB properties to their estimated fair value less costs to sell during the three months ended September 30, 2019. These MOBs are classified as held for sale as of September 30, 2019.
Gain on sale of properties. Gain on sale of properties relates to the sale of five MOBs during the three months ended September 30, 2019.
Interest expense.  Interest expense primarily relates to mortgage debts secured by certain of our comparable properties.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns a 45% equity interest in one of our MOBs (two buildings) through our joint venture arrangement.

Triple net leased senior living communities:

	Comparable Properties (1)				All Properties
	As of and For the Three Months				As of and For the Three Months
	Ended September 30,				Ended September 30,
	2019		2018		2019		2018
Total properties	205		205		209		229
# of units	21,847		21,847		22,242		24,298
Tenant operating data (2)
Occupancy	83.6%		82.8%		83.6%		82.8%
Rent coverage	1.51	x	1.14	x	1.51	x	1.14	x

(1)
Consists of triple net leased senior living communities we have owned and which have been leased to the same operator continuously since July 1, 2018; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended June 30, 2019 and 2018 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2019	2018	Change	Change	2019	2018	2019	2018	Change	Change
Rental income	$42,363	$60,829	$(18,466)	(30.4)%	$963	$3,709	$43,326	$64,538	$(21,212)	(32.9)%
Net operating income (NOI)	42,363	60,829	(18,466)	(30.4)%	963	3,709	43,326	64,538	(21,212)	(32.9)%

Depreciation and amortization	(21,687)	(18,363)	3,324	18.1%	(289)	(1,785)	(21,976)	(20,148)	1,828	9.1%
Impairment of assets	(6,344)	—	6,344	100.0%	(718)	(4,525)	(7,062)	(4,525)	2,537	56.1%
Interest expense	(166)	(317)	(151)	(47.6)%	—	(10)	(166)	(327)	(161)	(49.2)%
Gain on early extinguishment of debt	—	60	(60)	(100.0)%	—	16	—	76	(76)	(100.0)%
Net income (loss)	$14,166	$42,209	$(28,043)	(66.4)%	$(44)	$(2,595)	$14,122	$39,614	$(25,492)	(64.4)%

(1)
Comparable properties consists of triple net leased senior living communities we have owned and which have been leased to the same operator continuously since July 1, 2018; excludes communities classified as held for sale, if any.

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
Rental income. Rental income decreased primarily due to a decrease in rental income at our comparable properties, the sale of 18 senior living communities and the transfer of two senior living communities to our managed communities segment since July 1, 2018, partially offset by increased rents resulting from our purchase of capital improvements at certain of our senior living communities since July 1, 2018. Rental income at our comparable properties decreased primarily due to the reduction in the aggregate amount of rent payable to us by Five Star during the three months ended September 30, 2019 pursuant to the Transaction Agreement. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our restructuring arrangements with Five Star pursuant to the Transaction Agreement. Rental income includes non-cash straight line rent adjustments totaling $255 and $548 for the three months ended September 30, 2019 and 2018, respectively.
Net operating income. We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI decreased due to the decrease in rental income described above. The reconciliation of NOI to net income (loss) for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”

Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to our purchase of improvements since July 1, 2018, partially offset by our sale of 18 senior living communities and the transfer of two senior living communities to our managed communities segment since July 1, 2018.
Impairment of assets. During the three months ended September 30, 2019, we recorded asset impairment charges of $7,062 to reduce the carrying value of 16 senior living communities to their estimated fair value. During the three months ended September 30, 2018, we recorded asset impairment charges of $4,525 to write off unamortized assets related to lease defaults at two of our senior living communities located in California and Colorado that were leased to third party private operators.
Interest expense.  Interest expense relates to mortgage debts secured by certain of these communities. The decrease in interest expense is due to our prepayment of $40,916 in aggregate principal amount of mortgage debts since July 1, 2018, as well as regularly scheduled amortization of mortgage debts secured by these communities.
Gain on early extinguishment of debt. We recognized a gain on early extinguishment of debt in connection with our prepayment of mortgage debts during the third quarter of 2018.
Managed senior living communities:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Total properties	75	75	77	75
# of units	9,611	9,611	10,168	9,515
Occupancy	85.3%	86.7%	84.7%	86.7%
Average monthly rate (2)	$4,153	$4,163	$4,110	$4,163

(1)
Consists of managed senior living communities we have owned and which have been managed by the same operator for our account continuously since July 1, 2018; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2019	2018	Change	Change	2019	2018	2019	2018	Change	Change
Residents fees and services	$103,706	$105,321	$(1,615)	(1.5)%	$4,110	$—	$107,816	$105,321	$2,495	2.4%
Property operating expenses	(85,346)	(83,070)	2,276	2.7%	(5,553)	(265)	(90,899)	(83,335)	7,564	9.1%
Net operating income (NOI)	18,360	22,251	(3,891)	(17.5)%	(1,443)	(265)	16,917	21,986	(5,069)	(23.1)%

Depreciation and amortization	(15,736)	(15,341)	395	2.6%	(908)	—	(16,644)	(15,341)	1,303	8.5%
Interest expense	(420)	(997)	(577)	(57.9)%	—	—	(420)	(997)	(577)	(57.9)%
Gain on early extinguishment of debt	—	32	(32)	(100.0)%	—	—	—	32	(32)	(100.0)%
Net income (loss)	$2,204	$5,945	$(3,741)	(62.9)%	$(2,351)	$(265)	$(147)	$5,680	$(5,827)	(102.6)%

(1)
Comparable properties consists of managed senior living communities we have owned and which have been managed by the same operator for our account continuously since July 1, 2018; excludes communities classified as held for sale, if any.

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to the transfer of two senior living communities we own from triple net leased senior living communities to managed senior living communities since July 1, 2018, partially offset by decreases in occupancy and average monthly rates at both comparable and non-comparable properties for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to the transfer of two senior living communities we own from triple net leased senior living communities to managed senior living communities since July 1, 2018 and increased costs associated with staffing and insurance expense at comparable properties for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Net operating income.  The decrease in NOI reflects the net changes in residents fees and services and property operating expenses described above. The reconciliation of NOI to net income (loss) for our managed senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense related to in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily due to the transfer of two senior living communities we own from triple net leased senior living communities to managed senior living communities and our purchase of improvements since July 1, 2018, partially offset by certain of our acquired in place resident agreements becoming fully amortized since July 1, 2018.
Interest expense. Interest expense relates to mortgage debts secured by certain of these communities. The decrease in interest expense is due to our prepayment of $98,222 in aggregate principal amount of mortgage debts since July 1, 2018, as well as the regularly scheduled amortization of mortgage debts secured by these communities.
Gain on early extinguishment of debt. We recognized a gain on early extinguishment of debt in connection with our prepayment of mortgage notes during the third quarter of 2018.
All other operations(1):

	Three Months Ended September 30,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2019	2018	Change	Change	2019	2018	2019	2018	Change	Change
Rental income	$4,675	$4,618	$57	1.2%	$—	$—	$4,675	$4,618	$57	1.2%

Expenses:
Depreciation and amortization	(947)	(949)	(2)	(0.2)%	—	—	(947)	(949)	(2)	(0.2)%
General and administrative	(9,604)	(31,032)	(21,428)	(69.1)%	—	—	(9,604)	(31,032)	(21,428)	(69.1)%
Acquisition and certain other transaction related costs	(2,492)	(51)	2,441	4,786.3%	—	—	(2,492)	(51)	2,441	4,786.3%
Total expenses	(13,043)	(32,032)	(18,989)	(59.3)%	—	—	(13,043)	(32,032)	(18,989)	(59.3)%

Dividend income	—	660	(660)	(100.0)%	—	—	—	660	(660)	(100.0)%
Gains and losses on equity securities, net	40	35,137	(35,097)	(99.9)%	—	—	40	35,137	(35,097)	(99.9)%
Interest and other income	238	248	(10)	(4.0)%	—	—	238	248	(10)	(4.0)%
Interest expense	(37,992)	(37,920)	72	0.2%	—	—	(37,992)	(37,920)	72	0.2%
Loss before income tax benefit (expense) and equity in earnings of an investee	(46,082)	(29,289)	16,793	57.3%	—	—	(46,082)	(29,289)	16,793	57.3%
Income tax benefit (expense)	146	(79)	(225)	(284.8)%	—	—	146	(79)	(225)	(284.8)%
Equity in earnings of an investee	83	831	(748)	(90.0)%	—	—	83	831	(748)	(90.0)%
Net loss	$(45,853)	$(28,537)	$17,316	60.7%	$—	$—	$(45,853)	$(28,537)	$17,316	60.7%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

(2)	Comparable properties consists of properties we have owned and which have been leased to the same operator continuously since July 1, 2018; excludes communities classified as held for sale, if any.
Rental income. Rental income increased as a result of an increase in the scheduled rent for certain of our wellness center properties. Rental income includes non-cash straight line rent of approximately ($112) and $24 for the three months ended September 30, 2019 and 2018, respectively. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations for each of the three months ended September 30, 2019 and 2018.

Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since July 1, 2018. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in estimated business management incentive fees as a result of no incentive fees being accrued for the three months ended September 30, 2019, compared to $18,751 of business management incentive fees that we recognized for the three months ended September 30, 2018. In addition, we recognized a decrease in business management fees expense as a result of lower trading prices for our common shares during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include costs incurred in connection with the Transaction Agreement and operations transition activities that were expensed pursuant to GAAP.
Dividend income. Dividend income during the three months ended September 30, 2018 reflects cash dividends received from our former investment in RMR Inc. We sold all of the RMR Inc. class A common stock that we owned on July 1, 2019.
Gains and losses on equity securities, net. Gain on equity securities in the 2019 period represents the unrealized gain to adjust our investment in Five Star to its fair value. Gains and losses on equity securities, net, in the 2018 period represents the net unrealized gains and losses to adjust our investment in Five Star and our former investment in RMR Inc. to their fair value.
Interest and other income.  The decrease in interest and other income is primarily due to a decrease in average investable cash on hand and restricted cash.
Interest expense.  Interest expense increased primarily due to an increase in borrowings under our revolving credit facility and increases in LIBOR rates, resulting in an increase in interest expense with respect to our borrowings under our revolving credit facility and term loans during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. These increases were partially offset by our redemption in May 2019 of our $400,000 3.25% senior unsecured notes due 2019.
Income tax benefit (expense). Income tax benefit (expense) is the result of operating income we earned in certain jurisdictions that is subject to state income taxes.
Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the nine months ended September 30, 2019 to the nine months ended September 30, 2018.
MOBs:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2019	2018	2019	2018
Total buildings	129	129	140	155
Total square feet (2)	11,035	11,017	12,179	12,600
Occupancy (3)	94.4%	95.8%	92.3%	95.6%

(1)
Consists of MOBs we have owned and which have been in service continuously since January 1, 2018, including our MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or in redevelopment, if any.

(2)	Prior periods exclude space remeasurements made subsequent to those periods.

(3)	MOB occupancy includes (i) space being fitted out for occupancy and (ii) space which is leased but is not occupied or is being offered for sublease by tenants.

	Nine Months Ended September 30,
	Comparable(1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2019	2018	Change	Change	2019	2018	2019	2018	Change	Change
Rental income	$281,903	$278,457	$3,446	1.2%	$25,713	$31,040	$307,616	$309,497	$(1,881)	(0.6)%
Property operating expenses	(92,279)	(87,953)	4,326	4.9%	(6,607)	(6,820)	(98,886)	(94,773)	4,113	4.3%
Net operating income (NOI)	189,624	190,504	(880)	(0.5)%	19,106	24,220	208,730	214,724	(5,994)	(2.8)%

Depreciation and amortization	(92,733)	(92,313)	420	0.5%	(12,206)	(13,621)	(104,939)	(105,934)	(995)	(0.9)%
Impairment of assets	—	—	—	—%	(26,133)	—	(26,133)	—	26,133	100.0%
Gain on sale of properties	—	—	—	—%	6,686	—	6,686	—	6,686	100.0%
Interest expense	(17,893)	(17,948)	(55)	(0.3)%	(364)	(246)	(18,257)	(18,194)	63	0.3%
Net income (loss)	78,998	80,243	(1,245)	(1.6)%	(12,911)	10,353	66,087	90,596	(24,509)	(27.1)%
Net income attributable to noncontrolling interest	(4,279)	(4,181)	98	2.3%	—	—	(4,279)	(4,181)	98	2.3%
Net income (loss) attributable to common shareholders	$74,719	$76,062	$(1,343)	(1.8)%	$(12,911)	$10,353	$61,808	$86,415	$(24,607)	(28.5)%

(1)
Comparable properties consists of MOBs we have owned and which have been in service continuously since January 1, 2018, including our MOB (two buildings) owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or in redevelopment, if any.

Rental income. Rental income decreased primarily due to dispositions since January 1, 2018 and decreases in occupancy for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, partially offset by acquisitions since January 1, 2018 and an increase in rental income at our comparable properties. Rental income increased at our comparable properties primarily due to increases in expense reimbursement income and higher average rents achieved with respect to our new and renewal leasing activity at certain of our comparable properties, partially offset by reduced occupancy. Rental income for the nine months ended September 30, 2019 and 2018 includes non-cash straight line rent adjustments totaling $3,151 and $6,486, respectively, and amortization of acquired leases and assumed lease obligations totaling $4,756 and $4,124, respectively.
Property operating expenses. The increase in property operating expenses is primarily the result of increases in property operating expenses at our comparable properties and net effect of our property acquisitions and dispositions since January 1, 2018. Property operating expenses at our comparable properties increased primarily due to increases in real estate taxes, insurance expense, salaries and benefit costs and other direct costs of operating our comparable properties.
Net operating income. NOI reflects the net changes in rental income and property operating expenses described above. The reconciliation of NOI to net income (loss) for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. The decrease in depreciation and amortization expense is primarily due to dispositions since January 1, 2018, partially offset by an increase in depreciation and amortization expense at our comparable properties. Depreciation and amortization expense at our comparable properties increased primarily due to the depreciation and amortization of improvements made to certain of our comparable properties after January 1, 2018, partially offset by certain depreciable leasing related assets becoming fully depreciated in 2018 and 2019.
Impairment of assets. During the nine months ended September 30, 2019, we recorded asset impairment charges of $26,037 to reduce the carrying value of three MOBs to their estimated fair value less costs to sell and $96 of impairment charges related to the sale of four MOBs.
Gain on sale of properties. Gain on sale of properties relates to the sale of 13 MOBs during the nine months ended September 30, 2019.
Interest expense.  Interest expense increased primarily due to interest expense related to a $11,050 mortgage assumed with one of our properties acquired in March 2018, partially offset by a decrease of the regularly scheduled amortization of mortgage debts secured by our comparable properties.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the net income attributable to a sovereign investor that owns a 45% equity investment in one of our MOBs (two buildings) through our joint venture arrangement.
Triple net leased senior living communities:

	Comparable Properties (1)				All Properties
	As of and For the Nine Months Ended September 30,				As of and For the Nine Months Ended September 30,
	2019		2018		2019		2018
Total properties	205		205		209		229
# of units	21,847		21,847		22,242		24,298
Tenant operating data (2)
Occupancy	83.6%		82.8%		83.6%		82.8%
Rent coverage	1.51	x	1.14	x	1.51	x	1.14	x

(1)
Consists of triple net leased senior living communities we have owned and which have been leased to the same operator continuously since January 1, 2018; excludes communities classified as held for sale, if any.

(2)
All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended June 30, 2019 and 2018 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2019	2018	Change	Change	2019	2018	2019	2018	Change	Change
Rental income	$133,806	$182,218	$(48,412)	(26.6)%	$3,877	$16,408	$137,683	$198,626	$(60,943)	(30.7)%
Net operating income (NOI)	133,806	182,218	(48,412)	(26.6)%	3,877	16,408	137,683	198,626	(60,943)	(30.7)%

Depreciation and amortization	(61,206)	(54,751)	6,455	11.8%	(1,649)	(5,778)	(62,855)	(60,529)	2,326	3.8%
Impairment of assets	(6,344)	—	6,344	100.0%	(9,041)	(5,073)	(15,385)	(5,073)	10,312	203.3%
Gain on sale of properties	—	—	—	—%	15,207	261,916	15,207	261,916	(246,709)	(94.2)%
Interest expense	(511)	(1,049)	(538)	(51.3)%	(63)	(414)	(574)	(1,463)	(889)	(60.8)%
Gain on early extinguishment of debt	—	60	(60)	(100.0)%	—	16	—	76	(76)	(100.0)%
Net income	$65,745	$126,478	$(60,733)	(48.0)%	$8,331	$267,075	$74,076	$393,553	$(319,477)	(81.2)%

(1)
Comparable properties consists of triple net leased senior living communities we have owned and which have been leased to the same operator continuously since January 1, 2018; excludes communities classified as held for sale, if any.

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
Rental income. Rental income decreased primarily due to a decrease in rental income at our comparable properties, the sale of 23 senior living communities and the transfer of three senior living communities to our managed communities segment since January 1, 2018, partially offset by increased rents resulting from our purchase of capital improvements at certain of our senior living communities since January 1, 2018. Rental income decreased at our comparable properties primarily due to the reduction in the aggregate amount of rent payable to us by Five Star during the nine months ended September 30, 2019 pursuant to the Transaction Agreement. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our restructuring arrangements with Five Star pursuant to the Transaction Agreement. Rental income includes non-cash straight line rent adjustments totaling $736 and $1,722 for the nine months ended September 30, 2019 and 2018, respectively.

Net operating income. We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. NOI decreased due to the decrease in rental income as described above. The reconciliation of NOI to net income (loss) for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense increased primarily as a result of our purchase of improvements since January 1, 2018, partially offset by our sale of 23 senior living communities and the transfer of three senior living communities to our managed communities segment since January 1, 2018.
Impairment of assets. During the nine months ended September 30, 2019, we recorded asset impairment charges of $15,385 to reduce the carrying value of 16 senior living communities to their estimated fair value. During the nine months ended September 30, 2018, we recorded asset impairment charges of $5,073 to write off unamortized assets related to lease defaults at two of our senior living communities located in California and Colorado that were leased to third party private operators.
Gain on sale of properties. Gain on sale of properties is the result of our sale of three SNFs during the nine months ended September 30, 2019 and five senior living communities during the nine months ended September 30, 2018.
Interest expense.  The decrease in interest expense is due to our prepayment of $40,916 in aggregate principal amount of mortgage debts since January 1, 2018, as well as regularly scheduled amortization of mortgage debts secured by these communities.
Gain on early extinguishment of debt.  We recognized a gain on early extinguishment of debt in connection with our prepayment of mortgage notes during the nine months ended September 30, 2018.
Managed senior living communities:

	Comparable Properties (1)		All Properties
	As of and For the Nine Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total properties	70	70	77	75
# of units	9,059	9,059	10,168	9,515
Occupancy	85.7%	86.1%	85.4%	86.2%
Average monthly rate (2)	$4,256	$4,251	$4,184	$4,237

(1)
Consists of managed senior living communities we have owned and which have been managed by the same operator for our account continuously since January 1, 2018; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2019	2018	Change	Change	2019	2018	2019	2018	Change	Change
Residents fees and services	$300,638	$301,265	$(627)	(0.2)%	$24,129	$8,716	$324,767	$309,981	$14,786	4.8%
Property operating expenses	(238,485)	(232,802)	5,683	2.4%	(25,127)	(6,566)	(263,612)	(239,368)	24,244	10.1%
Net operating income (NOI)	62,153	68,463	(6,310)	(9.2)%	(998)	2,150	61,155	70,613	(9,458)	(13.4)%

Depreciation and amortization	(40,665)	(41,023)	(358)	(0.9)%	(8,222)	(3,970)	(48,887)	(44,993)	3,894	8.7%
Interest expense	(695)	(2,763)	(2,068)	(74.8)%	(1,275)	(817)	(1,970)	(3,580)	(1,610)	(45.0)%
Loss on early extinguishment of debt	(17)	(98)	(81)	(82.7)%	—	—	(17)	(98)	(81)	(82.7)%
Net income (loss)	$20,776	$24,579	$(3,803)	(15.5)%	$(10,495)	$(2,637)	$10,281	$21,942	$(11,661)	(53.1)%

(1)
Comparable properties consists of managed senior living communities we have owned and which have been managed by the same operator for our account continuously since January 1, 2018; excludes communities classified as held for sale, if any.

Residents fees and services. Residents fees and services increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2018, partially offset by decreases in occupancy and average monthly rates for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Property operating expenses. Property operating expenses increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2018 and increased costs associated with staffing, room turnover and maintenance costs and insurance expense at both comparable and non-comparable properties for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Net operating income.  The decrease in NOI reflects the net changes in residents fees and services and property operating expenses described above. The reconciliation of NOI to net income (loss) for our managed senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities and purchase of improvements since January 1, 2018, partially offset by decreases due to certain of our acquired resident agreements becoming fully amortized since January 1, 2018.
Interest expense. The decrease in interest expense is due to our prepayment of $102,552 in aggregate principal amount of mortgage debts since January 1, 2018, as well as the regularly scheduled amortization of mortgage debts secured by these communities, partially offset by our assumption of $33,336 of mortgage notes in connection with our acquisitions of three senior living communities since January 1, 2018.
Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage debts during the nine months ended September 30, 2019 and 2018.
All other operations(1):

	Nine Months Ended September 30,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2019	2018	Change	Change	2019	2018	2019	2018	Change	Change
Rental income	$14,050	$13,838	$212	1.5%	$—	$—	$14,050	$13,838	$212	1.5%

Expenses:
Depreciation and amortization	(2,841)	(2,844)	(3)	(0.1)%	—	—	(2,841)	(2,844)	(3)	(0.1)%
General and administrative	(28,287)	(85,228)	(56,941)	(66.8)%	—	—	(28,287)	(85,228)	(56,941)	(66.8)%
Acquisition and certain other transaction related costs	(11,209)	(138)	11,071	8,022.5%	—	—	(11,209)	(138)	11,071	8,022.5%
Total expenses	(42,337)	(88,210)	(45,873)	(52.0)%	—	—	(42,337)	(88,210)	(45,873)	(52.0)%

Dividend income	1,846	1,978	(132)	(6.7)%	—	—	1,846	1,978	(132)	(6.7)%
Gains and losses on equity securities, net	(41,476)	85,643	(127,119)	(148.4)%	—	—	(41,476)	85,643	(127,119)	(148.4)%
Interest and other income	590	362	228	63.0%	—	—	590	362	228	63.0%
Interest expense	(116,039)	(110,544)	5,495	5.0%	—	—	(116,039)	(110,544)	5,495	5.0%
Loss before income tax benefit (expense) and equity in earnings of an investee	(183,366)	(96,933)	86,433	89.2%	—	—	(183,366)	(96,933)	86,433	89.2%
Income tax benefit (expense)	47	(444)	(491)	(110.6)%	—	—	47	(444)	(491)	(110.6)%
Equity in earnings of an investee	617	882	(265)	(30.0)%	—	—	617	882	(265)	(30.0)%
Net loss	$(182,702)	$(96,495)	$86,207	89.3%	$—	$—	$(182,702)	$(96,495)	$86,207	89.3%

(1)
All other operations includes all of our other operations, including certain properties that offer wellness, fitness and spa services to members, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

(2)	Comparable properties consists of properties we have owned and which have been leased to the same operator continuously since January 1, 2018; excludes communities classified as held for sale, if any.
Rental income. Rental income increased as a result of an increase in the scheduled rent for certain of our wellness center properties. Rental income includes non-cash straight line rent of approximately ($337) and $299 for the nine months ended September 30, 2019 and 2018, respectively. Rental income also includes net amortization of approximately $166 of acquired real estate leases and obligations for each of the nine months ended September 30, 2019 and 2018, respectively.
Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital expenditures in this segment since January 1, 2018. We depreciate our long lived wellness center assets on a straight line basis.
General and administrative expense.  General and administrative expense decreased primarily due to a decrease in estimated business management incentive fees as a result of no incentive fees being accrued for the nine months ended September 30, 2019, compared to $50,708 of business management incentive fees that we recognized for the nine months ended September 30, 2018. In addition, we recognized a decrease in business management fees expense as a result of lower trading prices for our common shares during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs include costs incurred in connection with the Transaction Agreement and operations transition activities that were expensed pursuant to GAAP.
Dividend income. The decrease in dividend income is the result of our sale of all of the RMR Inc. class A common stock that we owned on July 1, 2019, partially offset by an increase in dividends per share paid by RMR Inc. during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represents the net unrealized gains and losses to adjust our investment in Five Star to its fair value and the net realized and unrealized gains and losses to adjust our former investment in RMR Inc. to its fair value.
Interest and other income.  The increase in interest and other income is primarily due to increased average investable cash on hand and restricted cash.
Interest expense.  Interest expense increased primarily due to an increase in borrowings under our revolving credit facility, increases in LIBOR rates, resulting in an increase in interest expense with respect to our borrowings under our revolving credit facility and term loans and our February 2018 issuance of $500,000 of 4.75% senior unsecured notes due 2028. These increases were partially offset by our redemption in May 2019 of our $400,000 3.25% senior unsecured notes due 2019.
Income tax benefit (expense). Income tax benefit (expense) is the result of operating income we earned in certain jurisdictions that is subject to state income taxes.
Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable SEC rules, including funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, and NOI for the three and nine months ended September 30, 2019 and 2018. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations at our properties.

Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss) attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, loss on impairment of real estate assets and gains or losses on equity securities, net, if any, plus real estate depreciation and amortization and minus FFO attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2019 and 2018 and reconciliations of net income (loss) attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income (loss) attributable to common shareholders per share for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to common shareholders	$(29,390)	$45,805	$(36,537)	$405,415
Depreciation and amortization	73,368	71,661	219,522	214,300
FFO attributable to noncontrolling interest	(5,277)	(5,300)	(15,871)	(15,900)
Gain on sale of properties	(4,183)	—	(21,893)	(261,916)
Impairment of assets	33,099	4,525	41,518	5,073
Gains and losses on equity securities, net	(40)	(35,137)	41,476	(85,643)
FFO attributable to common shareholders	67,577	81,554	228,215	261,329

Estimated business management incentive fees (1)	—	18,751	—	50,708
Acquisition and certain other transaction related costs	2,492	51	11,209	138
(Gain) loss on early extinguishment of debt	—	(108)	17	22
Normalized FFO attributable to common shareholders	$70,069	$100,248	$239,441	$312,197

Weighted average common shares outstanding (basic)	237,608	237,511	237,585	237,492
Weighted average common shares outstanding (diluted)	237,608	237,562	237,585	237,526

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders	$(0.12)	$0.19	$(0.15)	$1.71
FFO attributable to common shareholders	$0.28	$0.34	$0.96	$1.10
Normalized FFO attributable to common shareholders	$0.29	$0.42	$1.01	$1.31
Distributions declared	$0.15	$0.39	$0.69	$1.17

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
The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Net Income (Loss) to NOI:
Net (loss) income	$(27,946)	$47,202	$(32,258)	$409,596

Equity in earnings of an investee	(83)	(831)	(617)	(882)
Income tax (benefit) expense	(146)	79	(47)	444
(Loss) income from continuing operations before income tax benefit (expense) and equity in earnings of an investee	(28,175)	46,450	(32,922)	409,158
(Gain) loss on early extinguishment of debt	—	(108)	17	22
Interest expense	44,817	45,416	136,840	133,781
Interest and other income	(238)	(248)	(590)	(362)
Gains and losses on equity securities, net	(40)	(35,137)	41,476	(85,643)
Dividend income	—	(660)	(1,846)	(1,978)
Gain on sale of properties	(4,183)	—	(21,893)	(261,916)
Impairment of assets	33,099	4,525	41,518	5,073
Acquisition and certain other transaction related costs	2,492	51	11,209	138
General and administrative	9,604	31,032	28,287	85,228
Depreciation and amortization	73,368	71,661	219,522	214,300
NOI	$130,744	$162,982	$421,618	$497,801

MOB NOI	$65,826	$71,840	$208,730	$214,724
Triple net leased communities NOI	43,326	64,538	137,683	198,626
Managed communities NOI	16,917	21,986	61,155	70,613
All other operations NOI	4,675	4,618	14,050	13,838
Total NOI	$130,744	$162,982	$421,618	$497,801
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
For further information regarding the Transaction Agreement, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents' fees and services' revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were as follows: (1) cash provided by operating activities decreased to $195.7 million in 2019 from $286.0 million in 2018; (2) cash used in investing activities was $26.2 million in 2019, compared to cash provided by investing activities of $136.9 million in 2018; and (3) cash used in financing activities decreased to $176.1 million in 2019 from $314.3 million in 2018.
The decrease in cash provided by operating activities for the nine months ended September 30, 2019 compared to the prior year was primarily due to the reduction in the aggregate amount of rent payable to us by Five Star during the nine months ended September 30, 2019 pursuant to the Transaction Agreement, as described in Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, partially offset by a decrease in business management fee expenses in the 2019 period compared to the 2018 period. The change in cash (used in) provided by investing activities for the nine months ended September 30, 2019 compared to the prior year period was primarily due to lower proceeds from the sale of real estate properties in the 2019 period compared to the 2018 period and purchases of fixed assets and improvements during the 2019 period, partially offset by the proceeds from our sale of all of the RMR Inc. class A common stock that we owned in July 2019. The decrease in cash used in financing activities for the nine months ended September 30, 2019 compared to the prior year was primarily due to higher repayments of debt in the 2018 period related to our sale of real estate properties discussed above and a reduction in distributions paid to our shareholders in the 2019 period.
Our Investment and Financing Liquidity and Resources
As of September 30, 2019, we had $49.5 million of cash and cash equivalents and $411.0 million available to borrow under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2.0 billion. Our revolving credit facility requires interest to be paid on borrowings at the annual rate of LIBOR plus a premium (currently 120 basis points per annum) that is subject to adjustment based upon changes to our credit ratings, plus a facility fee of 25 basis points per annum on the total amount of lending commitments. As of September 30, 2019, the annual interest rate required on borrowings under our revolving credit facility was 3.1%. As of September 30, 2019 and November 6, 2019, we had $589.0 million and $517.0 million outstanding under our revolving credit facility, respectively.
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
We have a $350.0 million unsecured term loan that matures on January 15, 2020. This term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of September 30, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.5%.
We also have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 135 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of September 30, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.4%.
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
In July 2019, we completed our sale of 2,637,408 shares of class A common stock of RMR Inc. in an underwritten public offering at a price to the public of $40.00 per common share. We received $98.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses, which we used to repay amounts outstanding under our revolving credit facility.
During the nine months ended September 30, 2019, we sold 15 properties from our MOB segment located in Colorado, Florida and Massachusetts, for an aggregate sales price of approximately $23.5 million, excluding closing costs.

During the nine months ended September 30, 2019, we sold 18 SNFs located in California, Iowa, Kansas and Nebraska, for an aggregate sales price of approximately $29.5 million, excluding closing costs. Pursuant to the Transaction Agreement, annual rental income payable to us by Five Star under our master leases with Five Star was reduced by $2.2 million as a result of our sale of these 18 SNFs that were previously leased to Five Star.
In October 2019, we sold one property from our MOB segment located in New Jersey for a sales price of approximately $47.5 million, excluding closing costs, and three senior living communities located in South Dakota for an aggregate sales price of approximately $10.5 million, excluding closing costs.
We currently have 40 properties, of which 10 are senior living communities leased to Five Star and two are senior living communities managed by Five Star, under agreements to sell for an aggregate sales price of approximately $452.8 million, excluding closing costs. Annual rental income payable to us will be reduced pursuant to the Transaction Agreement from the sale of the senior living communities that are leased to Five Star. These sales are subject to conditions; as a result, these sales may not occur, they may be delayed or their terms may change.
During the three and nine months ended September 30, 2019 and 2018, respectively, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
MOB tenant improvements (1)	$2,584	$5,073	$9,592	$7,762
MOB leasing costs (2)	2,038	3,686	7,314	5,333
MOB building improvements (3)	5,673	3,831	9,597	9,514
Managed senior living communities capital improvements	4,997	3,721	11,796	9,483
Recurring capital expenditures	$15,292	$16,311	$38,299	$32,092

Development, redevelopment and other activities - MOBs (4)	8,220	1,072	23,564	3,018
Development, redevelopment and other activities - Managed senior living communities (4)	7,509	9,051	26,386	19,984
Total development, redevelopment and other activities	$15,729	$10,123	$49,950	$23,002

(1)	MOB tenant improvements generally include capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space.

(2)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and tenant inducements.

(3)	MOB building improvements generally include expenditures to replace obsolete building components that extend the useful life of existing assets.

(4)	Development, redevelopment and other activities generally include capital expenditures that reposition a property or result in new sources of revenue.
During the three and nine months ended September 30, 2019, we invested $0.7 million and $1.5 million, respectively, in revenue producing capital improvements at certain of our triple net leased senior living communities leased to private operators, and, as a result, annual rents payable to us increased by approximately $0.05 million and $0.08 million, respectively, pursuant to the terms of the applicable leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases. These capital improvement amounts are not included in the table above.
During the three and nine months ended September 30, 2019, we purchased $11.2 million and $97.5 million, respectively, of fixed assets and improvements related to our senior living communities leased to Five Star, including $49.2 million of fixed assets and improvements that were purchased pursuant to the Transaction Agreement in April 2019. Pursuant to the Transaction Agreement, these purchases of fixed assets and improvements did not result in increased rent payable to us by Five Star under our master leases with Five Star. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

During the three months ended September 30, 2019, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	54	260	314
Total leasing costs and concession commitments (1)	$3,205	$4,416	$7,621
Total leasing costs and concession commitments per square foot (1)	$59.87	$16.97	$24.29
Weighted average lease term (years) (2)	7.8	5.7	6.1
Total leasing costs and concession commitments per square foot per year (1)	$7.69	$2.98	$3.97

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of September 30, 2019, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.
As of September 30, 2019, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our MOBs of approximately $20.3 million. We currently expect to fund an additional approximately $18.9 million of fixed assets and improvements related to our senior living communities leased to Five Star during the last three months of 2019. We expect to use cash on hand and borrowings under our revolving credit facility to fund these purchases.
In July 2019, a tenant in our MOB segment vacated three buildings with an aggregate of 164,091 square feet in California. We have evaluated our options and have begun a full redevelopment of these buildings. The redevelopment of these buildings may take significant capital expenditures and time.
In connection with the Transaction Agreement, we provided to Five Star the short term $25.0 million Five Star credit facility as further described in Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Five Star credit facility matures on January 1, 2020, or January 1, 2021 if the Conversion Time is extended pursuant to the Transaction Agreement. The Five Star credit facility provides for interest to be paid on borrowed amounts at a rate of 6% per year and is secured by real estate mortgages on six senior living communities owned by certain of Five Star’s subsidiaries that guarantee Five Star’s obligations under the Five Star credit facility, and certain personal property owned by those and certain other Five Star subsidiaries. As of September 30, 2019 and November 6, 2019, no amounts were outstanding under the Five Star credit facility.
During the nine months ended September 30, 2019, we paid quarterly cash distributions to our shareholders totaling approximately $164.0 million using existing cash balances and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2019, see Note 8 to the Notes to Condensed Consolidated Financial Statements include in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On October 17, 2019, we declared a regular quarterly distribution payable to common shareholders of record on October 28, 2019, of $0.15 per share, or approximately $35.7 million. We expect to pay this distribution on or about November 14, 2019 using cash on hand and borrowings under our revolving credit facility.
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
Off Balance Sheet Arrangements
As of September 30, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at September 30, 2019 were: (1) outstanding borrowings under our $1.0 billion unsecured revolving credit facility; (2) $1.85 billion outstanding principal amount of senior unsecured notes; (3) $550.0 million outstanding principal amount under two term loans; and (4) $690.0 million aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 10 properties. See Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our indebtedness.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contain covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of September 30, 2019, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC; Jennifer Clark, our other Managing Trustee and our Secretary, is a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer of ABP Trust, an officer and employee of RMR LLC and the secretary of Five Star; each of our officers is also an officer and employee of RMR LLC; and, until July 1, 2019, we owned shares of class A common stock of RMR Inc. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which may have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including Five Star, which is our former subsidiary and largest tenant and the manager of our managed senior living communities and of which we and a wholly owned subsidiary of ABP Trust are significant stockholders, owning, as of September 30, 2019, 8.3% and 35.4%, respectively, of its outstanding common shares, and with which we have entered the Transaction Agreement, which provides for a restructuring of our contractual arrangements with Five Star.
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
Impact of Government Reimbursement
For the nine months ended September 30, 2019, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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

Fixed Rate Debt
At September 30, 2019, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$200,000	6.75%	$13,500	2020	Semi-Annually
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	500,000	4.75%	23,750	2028	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Mortgage note	1,584	7.49%	119	2022	Monthly
Mortgage note	12,675	6.28%	796	2022	Monthly
Mortgage note	11,015	4.85%	534	2022	Monthly
Mortgage note	16,211	5.75%	932	2022	Monthly
Mortgage note	16,155	6.64%	1,073	2023	Monthly
Mortgage notes (2)	620,000	3.53%	21,886	2026	Monthly
Mortgage note	1,640	6.25%	103	2026	Monthly
Mortgage note	10,742	4.44%	477	2043	Monthly
	$2,540,022		$130,625

(1)
The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(2)
The properties encumbered by these mortgages are owned in a joint venture arrangement in which we own a 55% equity interest. The principal amounts listed in the table for these debts have not been adjusted to reflect the equity interest in the joint venture that we do not own.

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
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2019, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $40.9 million.
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
Floating Rate Debt
At September 30, 2019, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had $589.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan. Our revolving credit facility matures in January 2022, and, subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2023. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures in January 2020, and our $200.0 million term loan matures in September 2022. Our $350.0 million term loan and our $200.0 million term loan are prepayable without penalty at any time.
Borrowings under our revolving credit facility and term loans are in U.S. dollars and interest is required to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR, and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility or our term loans, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2019 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2019	3.30%	$1,139,000	$37,587	$0.16
One percentage point increase	4.30%	$1,139,000	$48,977	$0.21

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of September 30, 2019.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the nine months ended September 30, 2019.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2019 if we were fully drawn on our revolving credit facility and our term loans remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2019	3.26%	$1,550,000	$50,530	$0.21
One percentage point increase	4.26%	$1,550,000	$66,030	$0.28

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of September 30, 2019.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the nine months ended September 30, 2019.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For example:

•
Five Star, our largest tenant and the manager of our managed senior living communities, has been experiencing significant operating and financial challenges. Five Star's operating and financial difficulties result from a number of factors, some of which are beyond Five Star's control, including, but not limited to:

•	Five Star's high operating leverage,

•	Increases in Five Star’s labor costs or in costs Five Star pays for goods and services,

•	Competition within the senior living industry,

•	Seniors delaying or forgoing moving into senior living communities or purchasing healthcare services,

•	The impact of changes in the economy and the capital markets on Five Star and its residents and other customers,

•	Changes in Medicare or Medicaid policies and regulations or the possible future repeal, replacement or modification of these or other existing or proposed legislation or regulations,

•	Increases in compliance costs,

•	Continued efforts by third party payers to reduce healthcare costs, and

•	Increases in tort and insurance liability costs.

•	If Five Star’s operations are unprofitable, it could become insolvent and default on its rent obligations to us,

•	If Five Star fails to provide quality services at our senior living communities, the NOI generated by these communities may be adversely affected,

•
We expect to close certain of the transactions contemplated by the Transaction Agreement, as described herein, on January 1, 2020. These transactions are subject to conditions, including, among others, the receipt of certain regulatory approvals. We cannot be sure that any or all of such conditions will be satisfied. Accordingly, these transactions may not become effective as of January 1, 2020 or at all, or the terms of such transactions may change,

•
The Five Star Share Issuances are subject to the SEC declaring effective the registration statement on Form S-1 that Five Star previously filed with the SEC to register the Five Star common shares to be issued pursuant to the Transaction Agreement. When and whether the SEC declares the registration statement on Form S-1 effective is beyond Five Star’s control. We cannot be sure that the SEC will declare the registration statement on Form S-1 effective prior to December 31, 2019 or at all,

•
If the transactions contemplated by the Transaction Agreement are completed, we expect to own our Five Star common shares for the foreseeable future. However, we may sell some or all of our Five Star common shares. Our ownership of Five Star may also be diluted in the future,

•
If the transactions contemplated by the Transaction Agreement are completed, the conversion of the master leases to management agreements will be a significant change in our arrangements with Five Star and may result in our realizing significantly different operating results from our senior living communities, including increased variability,

•
We plan to continue to pay distributions at an annual rate of $0.60 per common share going forward, based on a target distribution payout ratio of approximately 80% of projected cash available for distribution in the future. Our distribution will be set and reset from time to time by our Board of Trustees. The Board of Trustees will consider many factors when setting the distribution, including our historical and projected net income, Normalized FFO, the then current and expected needs and availability of cash to pay our obligations, distributions which we may be required to pay to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution in the future may change and may vary from our expectations. Accordingly, future distributions may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
To reduce our leverage, we have sold assets and have identified additional properties to sell aggregating approximately $900.0 million. We may not complete the sales of any additional properties we plan to sell, and we may determine to sell fewer, additional or other properties than those we have identified for sale. Also, we may sell properties at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these properties,

•
Contingencies in our acquisition and sale agreements may not be satisfied and our pending acquisitions and sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•
We may not be able to sell properties that we may determine to offer for sale on terms acceptable to us or otherwise, and we may incur losses on any such sales or in connection with decisions to pursue selling our properties,

•
The capital investments we are making at our senior living communities in response to competitive pressures resulting from ongoing new supply of senior living communities may not achieve expected results and our senior living communities may not be competitive, despite these capital investments,

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

•
We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,

•
For the three months ended September 30, 2019, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments,

•
Circumstances that adversely affect the ability of seniors or their families to pay for our tenants' and manager's services, such as economic downturns, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,

•
It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,

•
Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes experience deficiencies in the operation of our senior living communities and some of our communities may be prohibited from admitting new residents or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to obtain licenses for or attract residents to our other communities,

•
We believe that our relationships with our related parties, including Five Star, RMR LLC, RMR Inc., ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms, and

•
We expect to receive a capital distribution in the fourth quarter of 2019 in connection with the dissolution of AIC. We cannot be sure that such distribution will occur when expected or at all or what the amount of any such distribution will be.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2019:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	2,912	$8.64	—	$—
September 2019	25,072	9.33	—	—
Total	27,984	$9.26	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former officer of RMR LLC, our officers and certain other current and former employees of RMR LLC in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these shares at their fair market value based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
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

4.7	Indenture, dated as of February 18, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 18, 2016.)
4.8
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

10.1
Eighteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 22, 2019, effective as of April 1, 2019, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Filed herewith.)

10.2
Partial Termination of and Nineteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of September 17, 2019, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Filed herewith.)

10.3
Thirteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of May 22, 2019, effective as of April 1, 2019, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Filed herewith.)

10.4
Partial Termination of and Fourteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 17, 2019, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Filed herewith.)

10.5
Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of September 17, 2019, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Senior Living Inc., as Tenant. (Filed herewith.)

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

Dated: November 7, 2019

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: November 7, 2019