Form 10-K
period 2019-12-31
DIVERSIFIED HEALTHCARE TRUST
filed 2020-03-02
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-15319
DIVERSIFIED HEALTHCARE TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3445278
(State of Organization)	(IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634
(Address of Principal Executive Offices) (Zip Code)
617-796-8350
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	DHC	The Nasdaq Stock Market LLC
5.625% Senior Notes due 2042	DHCNI	The Nasdaq Stock Market LLC
6.25% Senior Notes due 2046	DHCNL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.9 billion based on the $8.27 closing price per common share on The Nasdaq Stock Market LLC on June 28, 2019. For purposes of this calculation, an aggregate of 2,916,659 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 26, 2020: 237,895,225.
References in this Annual Report on Form 10-K to the Company, DHC, we, us or our mean Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust) and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2019.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•
The ability of Five Star Senior Living Inc., or Five Star, the manager of our managed senior living communities, to manage our senior living communities profitably and increase our returns from our managed senior living communities,

•
Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities, wellness centers and other medical and healthcare related properties and healthcare services,

•	Our ability to retain our existing tenants, attract new tenants and maintain or increase current rental rates,

•	The credit qualities of our tenants,

•	Our ability to compete for tenancies and acquisitions effectively,

•	Our ability to maintain and increase occupancy, revenues and net operating income, or NOI, at our properties,

•	Our acquisitions and sales of properties,

•	Our ability to raise debt or equity capital,

•	Our ability to complete our target dispositions in accordance with our stated plan,

•	The future availability of borrowings under our revolving credit facility,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our credit ratings,

•	Our expectation that we benefit from our relationships with The RMR Group Inc., or RMR Inc.,

•	Our qualification for taxation as a real estate investment trust, or REIT, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our tenants and managers,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

i

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify for taxation as a REIT for U.S. federal income tax purposes,

•	Competition within the healthcare and real estate industries, particularly in those markets in which our properties are located,

•	Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Five Star, The RMR Group LLC, or RMR LLC, RMR Inc. and others affiliated with them, and

•	Acts of terrorism, outbreaks of so called pandemics or other manmade or natural disasters beyond our control.
For example:

•
The conversion of our previously existing master leases with Five Star to management agreements pursuant to the restructuring of our business arrangements with Five Star was a significant change in our business arrangements with Five Star and may cause us to realize significantly different operating results from our senior living communities operated by Five Star, including increased variability in such results,

•	If Five Star fails to provide quality services at our senior living communities, the NOI generated by these communities may be adversely affected,

•
Five Star, the manager of our managed senior living communities, has experienced significant operating and financial challenges, resulting from a number of factors, some of which are beyond Five Star's control, and which challenges directly impact our operating results from our managed senior living communities, including, but not limited to:

•	Increases in Five Star’s labor costs or in costs Five Star pays for goods and services,

•	Competition within the senior living industry,

•	Seniors delaying or forgoing moving into senior living communities or purchasing healthcare services,

•	The impact of changes in the economy and the capital markets on Five Star and its residents and other customers,

•	Changes in Medicare or Medicaid policies and regulations or the possible future repeal, replacement or modification of these or other existing or proposed legislation or regulations,

•	Increases in compliance costs,

•	Continued efforts by third party payers to reduce healthcare costs,

•	Increases in tort and insurance liability costs, and

•	Five Star’s exposure to litigation and regulatory and government proceedings due to the nature of its business.

•	If Five Star’s other operations are not profitable or if it does not operate our managed senior living communities successfully, it could become insolvent,

•
We own a significant number of Five Star's common shares and we expect to own these shares for the foreseeable future. However, we may sell some or all of our Five Star common shares, or our ownership interest in Five Star may otherwise be diluted in the future,

•
On April 18, 2019, we lowered our regular quarterly distribution rate to $0.15 per common share ($0.60 per common share annually), which was based on a target distribution payout ratio of approximately 80% of projected cash available for distribution after our sale of certain properties and the stabilization of our transitioned senior living communities. Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees will consider many factors when setting or resetting our distribution rate, including our historical and projected net income, Normalized

FFO, our then current and expected needs and availability of cash to pay our obligations, distributions which we may be required to pay to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution may change and may vary from our expectations. Accordingly, future distributions to our shareholders may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
We plan to selectively sell certain properties from time to time to fund future acquisitions and to strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. In addition, to reduce our leverage, we have sold properties and other assets and have identified additional properties to sell. We cannot be sure we will sell any of these properties or what the terms or timing of any such sales may be. In addition, in the case of our capital recycling program, we cannot be sure that we will acquire replacement properties that improve the quality of our portfolio or our ability to increase our distributions to shareholders, and, we may sell properties at prices that are less than expected and less than their carrying values and therefore incur losses,

•
Contingencies in our acquisition and sale agreements may not be satisfied and our pending acquisitions and sales and any related management arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•
The capital investments we are making at our senior living communities and our plan to invest additional capital into our senior living communities to better position them in their respective markets in order to increase our future returns may not be successful and may not achieve our expected results. Our senior living communities may not be competitive, despite these capital investments,

•
Our redevelopment projects may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects,

•	We may spend more for capital expenditures than we currently expect,

•	Our existing joint venture and any other joint ventures that we may enter may not be successful,

•	Our tenants may experience losses and default on their rent obligations to us,

•	Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,

•
Our ability to grow our business and maintain or increase our distributions to shareholders depends in large part upon our ability to buy properties and arrange for their profitable operation or lease them for rents, less their property operating expenses, that exceed our capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchase of any properties we do want to acquire. In addition, any properties we may acquire may not provide us with rents or revenues less property operating costs that exceed our capital costs or achieve our expected returns. If our cash flows are reduced and our leverage increases, we may need to sell additional properties,

•	Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,

•
We expect to enter into additional management arrangements with Five Star for additional senior living communities that we own or may acquire in the future. However, we cannot be sure that we will enter into any additional management or other arrangements or transactions with Five Star,

•	Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,

•	Actual costs under our revolving credit facility or other floating rate debt will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,

•
The maximum borrowing availability under our revolving credit facility and our $200.0 million term loan may be increased to up to $2.4 billion on a combined basis in certain circumstances. However, increasing the maximum borrowing availability under our revolving credit facility and this term loan is subject to our obtaining additional commitments from lenders, which may not occur,

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

•
We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,

•
For the year ended December 31, 2019, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources.  This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments,

•
Circumstances that adversely affect the ability of seniors or their families to pay for our tenants' and managers' services, such as economic downturns, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,

•
As of December 31, 2019, we had estimated unspent leasing related obligations of $24.0 million. It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,

•
Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes experience deficiencies in the operation of our senior living communities and some of our communities may be prohibited from admitting new residents or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to obtain licenses for or attract residents to our other communities,

•
We believe that our relationships with our related parties, including Five Star, RMR LLC, RMR Inc., ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business.  However, the advantages we believe we may realize from these relationships may not materialize, and

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances.  Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.

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

v

Statement Concerning Limited Liability

The Amended and Restated Declaration of Trust establishing Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust), dated September 20, 1999, as amended and supplemented, as filed with the State Department of Assessments and Taxation of Maryland, provides that no trustee, officer, shareholder, employee or agent of Diversified Healthcare Trust shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, Diversified Healthcare Trust. All persons dealing with Diversified Healthcare Trust in any way shall look only to the assets of Diversified Healthcare Trust for the payment of any sum or the performance of any obligation.

DIVERSIFIED HEALTHCARE TRUST
2019 FORM 10-K ANNUAL REPORT

PART I
Item 1.  Business.
The Company
We are a real estate investment trust, or REIT, that was organized under the laws of the State of Maryland in 1998 and which owns healthcare related properties including medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2019, we owned 424 properties located in 39 states and Washington, D.C. On that date, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $8.4 billion.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8350.
We believe that the aging of the U.S. population will increase demand for existing medical office and life science properties, senior living communities (including active adult rental communities), wellness centers and other medical and healthcare related properties. We plan to profit from this demand by acquiring additional properties and entering into leases and management arrangements with qualified tenants and managers which generate returns to us that exceed our operating and capital costs, including structuring leases that provide for or permit periodic rent increases.
Our business plan focuses primarily on investments in medical office and life science properties, senior living communities (including active adult rental communities) and other healthcare related properties. Some properties may combine more than one type of service in a single building or campus. Our growth strategies are implemented and defined by our investment, operating and financing policies.

We expect to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining these properties. We also expect to use sales proceeds to acquire new properties that we believe will help us reduce the average age of our properties, increase our weighted average lease term, reduce our ongoing capital requirements and/or increase our distributions to shareholders. We refer to this as our capital recycling program.

Office Portfolio
Our portfolio of medical office and life science properties, or our Office Portfolio, consists of commercial properties constructed for use or operated as medical office space for physicians and other healthcare personnel, and other businesses in medical related fields, including clinics and life science or laboratory uses. Some of our medical office properties are occupied as administrative facilities for healthcare companies, such as hospitals and healthcare insurance companies.
Senior Living Communities
Independent Living Communities.  Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living community usually bundles several services as part of a regular monthly charge. For example, an independent living community may include one or two meals per day in a central dining room, daily or weekly maid service or a social director in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some of our independent living communities, separate parts of the property are dedicated to assisted living and/or nursing services. We also own an active adult rental community, which we have classified as an independent living community.
Assisted Living Communities.  Assisted living communities typically have one bedroom or studio units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living, such as dressing and bathing. Professional nursing and healthcare services are usually available at the property on call or at regularly scheduled times. In some of our assisted living communities, separate parts of the property are dedicated to independent living and/or nursing services.
Skilled Nursing Facilities.  Skilled nursing facilities, or SNFs, generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating rooms, emergency rooms or intensive care units. A typical purpose built SNF includes mostly rooms with one or two beds, a separate bathroom and shared dining facilities. Licensed nursing professionals staff SNFs 24 hours per day.
Wellness Centers
Wellness centers typically have gymnasiums, strength and cardiovascular equipment areas, tennis and racquet sports facilities, pools, spas and children’s centers. Professional sport training and therapist services are often available. Wellness centers often market themselves as clubs for which members may pay monthly fees plus additional fees for specific services.
Other Types of Real Estate
In the past, we have considered investing in real estate different from our existing property types and some properties located outside the United States. For example, we recently acquired an age restricted active adult rental community, which we have classified as an independent living community, to diversify our portfolio of senior living communities. We may explore these or other alternative investments in the future.
Lease Terms
Our medical office and life science property leases include both “triple net” leases, as described below, and “net” and “modified gross” leases where we are responsible for operating and maintaining the properties and we charge the tenants for some or all of the property operating expenses. A small percentage of our medical office and life science property leases are “full service” leases where we receive fixed rent from the tenants and do not charge the tenants for any property operating expenses. The leases for some of our senior living communities and all of our wellness centers are “triple net” leases.
Triple net leases generally require the tenants to pay rent and all property operating expenses, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the properties at their expense, to remove and dispose of hazardous substances on the properties in compliance with applicable law and to maintain insurance on the properties for their and our benefit. In the event of any damage, or immaterial condemnation, of a leased property, the tenants are generally required to rebuild with insurance or condemnation proceeds or, if such proceeds are insufficient, other amounts made available by us, if any, but if other amounts are made available by us, the rent will be increased accordingly.  In the event of any material or total condemnation of a leased property, generally the lease will terminate with respect to that leased property, in which event we will be entitled to the condemnation proceeds and the rent will be reduced accordingly.  In the event of any material or total destruction of a leased property, in certain cases the applicable tenant may terminate the lease with respect to that leased property, in which event the tenant will be required to pay us any shortfall in the amount of proceeds we receive from insurance compared to the replacement cost of that leased property and the rent will be reduced accordingly.
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
Senior Housing Operating Portfolio Management Agreements
Because we are a REIT for U.S. federal income tax purposes, we generally may not operate our senior living communities. For most of our senior living communities, we use a taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, we lease certain of our communities to our TRSs and our TRSs enter into long term management agreements with third parties for the operation of such communities. These management agreements provide the manager with a management fee, which is a percentage of the gross revenues realized at the communities, plus reimbursement for the manager’s direct costs and expenses related to the communities, and until January 1, 2020, generally provided the manager with an incentive fee equal to a percentage of the annual net operating income, or NOI, of the communities after we realize an annual minimum return.
On April 1, 2019, we entered into a transaction agreement with Five Star, or the Transaction Agreement, to restructure our business arrangements with Five Star, or the Restructuring Transaction. We completed the Restructuring Transaction effective January 1, 2020, as further described elsewhere in this Annual Report on Form 10-K, including in Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Pursuant to the Restructuring Transaction, among other things, our previously existing master leases with Five Star for 166 of our senior living communities and our previously existing management and pooling agreements for 78 of our senior living communities were terminated and replaced, or the Conversion, with new management agreements and a related omnibus agreement, or collectively, the New Management Agreements. Currently, all of these senior living communities are managed by Five Star pursuant to the New Management Agreements.
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
The New Management Agreements expire in 2034, subject to Five Star’s right to extend for two consecutive five year terms if Five Star achieves certain performance targets for the combined managed communities portfolio, unless earlier terminated or timely notice of nonrenewal is delivered. The New Management Agreements also provide us with the right to terminate the New Management Agreement for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023); provided we may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination. Pursuant to a guaranty agreement dated as of January 1, 2020, or the Guaranty, made by Five Star in favor of our applicable subsidiaries, Five Star has guaranteed the payment and performance of each of its applicable subsidiary’s obligations under the applicable New Management Agreements.
Although we have various rights as owner under the New Management Agreements, we rely on the manager’s personnel, good faith, expertise, performance, technical resources, operating efficiencies, information systems, proprietary information and judgment to manage our managed senior living communities efficiently and effectively. We also rely on the manager to set resident fees and otherwise operate our managed senior living communities in compliance with the New Management Agreements.
Under the New Management Agreements, we assume the operational risks and fund the operations and capital and maintenance requirements for all those senior living communities that Five Star previously leased from us and now manages for our account. As a result, we are required to maintain sufficient funding for these purposes. Further, any funding we maintain for these purposes will not be available for other business purposes, which may limit our ability to pursue other business opportunities and could limit the amount of distributions we can pay to our shareholders. As a result of the Restructuring Transaction and the New Management Agreements, the operating results of our senior living communities that were previously leased from us and operated by Five Star and are now managed by Five Star for our account are now included in our operating results, together with the operating results of our other senior living communities that are managed by Five Star for our account. This is a significant change in our historical arrangements with Five Star and may result in our realizing significantly different operating results from our senior living communities in the future, including increased variability.

For more information about the New Management Agreements, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Acquisition Policies
Our present acquisition strategy is to acquire additional properties primarily for income and secondarily for appreciation potential. We may purchase individual properties or multiple properties in one portfolio. In implementing this acquisition strategy, we consider a range of factors relating to each proposed acquisition, including, but not limited to:

•	the use and size of the property;

•	the location of the property;

•	the proposed acquisition price;

•	the existing or proposed lease or management terms;

•	the availability and reputation of an experienced and financially qualified tenants, managers or guarantors;

•	the historical and projected cash flows from the operations of the property;

•	the estimated replacement cost of the property;

•	the design, construction quality, physical condition and age of the property and expected capital expenditures or improvements that may be needed at the property;

•	the competitive market environment of the property;

•	the growth, tax and regulatory environments of the market in which the property is located;

•	the price segment and payment sources in which the property is operated;

•	the strategic fit of the property within our portfolio;

•	our weighted average long term cost of capital compared to projected returns we may realize by owning the property;

•	the level of permitted services and regulatory history of the property and its historical tenants and managers; and

•	the existence of alternative sources, uses or needs for capital.
An important part of our acquisition strategy is to identify and select, or create, qualified, experienced and financially stable tenants and managers.

Disposition Policies

In April 2019, we announced our plan to sell properties to reduce our leverage, with a focus on the sale of underperforming senior living communities and non-core assets. We do not believe that the sales of these properties represent a strategic shift in our business. As these planned asset sales are completed, we plan to begin to execute a capital recycling program to accretively grow our portfolio. Pursuant to this capital recycling program, we plan to selectively sell certain properties from time to time to fund future acquisitions and to strategically update, rebalance and reposition our investment portfolio, and to maintain leverage consistent with our investment grade rated peers with a goal of (1) improving the asset quality of our portfolio by reducing the average age, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our distributions to shareholders.
Other than as described, we generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties and stability of our portfolio than selling properties for short term gains. However, from time to time, we may consider the sale of all or a stake in one or more of our properties or other investments. We make disposition decisions based on a number of factors, including, but not limited to, the following:

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

We own a significant number of common shares of Five Star and we expect to own these shares for the foreseeable future. However, we may sell some or all of our Five Star common shares, or our ownership interest in Five Star may otherwise be diluted in the future. We may also in the future acquire additional common shares or securities of other entities, including entities engaged in real estate activities. We may invest in the securities of other entities for the purpose of exercising control, or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities.

We prefer wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. For example, in March 2017, we entered a joint venture with a sovereign investor for one of our life science properties located in Boston, Massachusetts. Further, we may acquire interests in joint ventures as part of an acquisition of properties or entities. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

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
We currently have a $1.0 billion unsecured revolving credit facility that we use for working capital and general business purposes and for funding acquisitions on an interim basis until we are able to refinance them with equity or long term debt. In some instances, we may assume debt in connection with our acquisition of properties or place new mortgages on properties we own. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” in Part II, Item 7 of this Annual Report on Form 10-K.
Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized statistical rating organizations; however, we cannot be sure that we will be able to maintain our investment grade ratings.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Our Manager
RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director, president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Jennifer B. Clark, our other Managing Trustee and our Secretary, also serves as a managing director and as executive vice president, general counsel and secretary of RMR Inc., an officer of ABP Trust and an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634, and its telephone number is (617) 796-8390. RMR LLC or its subsidiaries also acts as the manager to Service Properties Trust (formerly known as Hospitality Properties Trust), or SVC, Industrial Logistics Properties Trust, or ILPT, Office Properties Income Trust, or OPI, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star, TravelCenters of America Inc., or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Our President and Chief Operating Officer, Jennifer F. Francis, and our Chief Financial Officer and Treasurer, Richard W. Siedel, Jr., are Senior Vice Presidents of

RMR LLC. Mr. Siedel and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provides management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2019, RMR LLC had more than 600 full time employees in its headquarters and regional offices located throughout the United States.
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
Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided by or on behalf of our tenants or by our managers at our facilities exceeds the level of care for which a particular facility is licensed. A finding that a community is delivering care beyond the scope of its license can result in closure of the community and the immediate discharge and transfer of residents, which could adversely affect the ability of that tenant to pay rent to us, the profitability of our managed senior living communities and the values of our properties. Furthermore, some states and the federal government allow certain citations of one facility to impact other facilities owned or operated by the same entity or a related entity, including facilities in other states. Revocation of a license or certification at one facility could therefore impact our or a tenant's or manager's ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us, the profitability of that manager, the profitability and values of our properties and trigger defaults under our tenants' leases and managers' management agreements and our or our tenants' or managers' credit arrangements, or adversely affect our or our tenants' or managers' ability to obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility as well as a related entity.
For the year ended December 31, 2019, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenue is dependent upon Medicare and Medicaid programs. Our tenants and managers operate facilities in many states and they and we participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs and other similar facilities and state Medicaid programs for services in assisted living communities. In light of the current and projected federal budget deficit and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, each of which, or in any combination, could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. Examples include:

•
CMS's maintenance and enforcement of Conditions of Participation that healthcare organizations must meet in order to participate in the Medicare and Medicaid programs. These standards are designed to improve the quality of care and protect the health and safety of beneficiaries. In September 2016, CMS released a final rule to comprehensively update the requirements for long term care facilities that participate in Medicare and Medicaid. These requirements will increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, such as SNFs. CMS estimated in the final rule that the cost of complying with all of the new requirements per facility would be approximately $62,900 in the first year, and approximately $55,000 each year thereafter. However, we believe new requirements often cost considerably more than CMS estimates.

•
In July 2019, CMS announced two rules - one final and one proposed - to further update requirements that long term care facilities that participate in Medicare and Medicaid must meet. Specifically, the final rule repeals the prohibition on the use of pre-dispute, binding arbitration agreements by long term care facilities. The final rule also imposes certain safeguards intended to increase the transparency of arbitration agreements used by long term care facilities, as well as the related arbitration process, including requiring that a facility not require any resident or his or her representative to sign an arbitration agreement as a condition of admission to the facility. Under the proposed rule, CMS proposes to further reform the requirements for long term care facilities by eliminating or reducing certain requirements deemed unnecessary, obsolete, or excessively burdensome. Notably, CMS put forward proposals to modify certain requirements related to grievance policies, infection control staffing, and compliance program requirements, among other changes. We cannot estimate the type or magnitude of the potential Medicare and Medicaid policy changes, but they may be material to and adversely affect our future results of operations.

•
Medicare's reimbursement of SNFs under the SNF Prospective Payment System, or SNF PPS, which provides a fixed payment for each day of care provided to a Medicare beneficiary. The SNF PPS payments cover substantially all Medicare Part A services the beneficiary receives. The SNF PPS historically required SNFs to assign each resident to a care group depending on that resident's medical characteristic and service need, known as Resource Utilization Groups, or RUGs.

•
On July 31, 2018, CMS finalized its proposal to replace the RUG model, with a revised case-mix methodology called the Patient-Driven Payment Model, or PDPM, which became effective October 1, 2019. The PDPM focuses on clinically relevant factors, rather than volume-based payment, by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. Therapy reimbursement will be linked to patient diagnoses with higher reimbursements being provided to higher-acuity patients. As a result, initial patient assessments, including obtaining full clinical documentation from hospitals and accurately applying ICD-10 coding to reflect a patient’s full clinical status, will become increasingly important factors in reimbursement. CMS estimates that paperwork simplification related to patient assessments will reduce reporting burdens for SNFs by approximately $2.0 billion over 10 years. With regard to Medicaid, in an update to PDPM guidance issued on April 4, 2019, CMS will permit states to continue reimbursement based on the state’s previous Medicaid SNF payment system, rather than requiring conversion to PDPM by October 1, 2020.

•
On July 30, 2019, CMS issued the latest SNF PPS final rule, which CMS estimates will increase Medicare payments to SNFs by approximately $851.0 million for federal fiscal year 2020, or 2.4%, compared to federal fiscal year 2019. In addition, CMS has finalized changes to the definition of group therapy performed in a SNF setting in order to align the definition with other post-acute settings. Previously, a group had been defined as having exactly four patients. Under the new definition, a group may have between two and six patients doing the same or similar activities. Further, CMS finalized two new quality measures related to data exchange between SNFs and other providers for inclusion in the SNF Quality Reporting Program.

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

•
In addition to the annual changes described above, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by 2.0% through 2023. In subsequent years, Congress approved additional extensions of Medicare sequestration, through 2029. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. We are unable to predict the long term financial impact of the automatic payment cuts.

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

•
Effective January 1, 2019, CMS eliminated functional status reporting requirements due to the Bipartisan Budget Act of 2018's elimination of statutory caps on outpatient therapy, discussed above. The final rule also introduced a new modifier to identify services performed by physical and occupational therapy assistants in advance of payment reductions under the Bipartisan Budget Act of 2018. However, these reductions will not become effective until January 1, 2022. CMS also expanded the definition of MIPS-eligible clinicians to include physical and occupational therapists.

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

•
In January 2018, CMS issued a letter to State Medicaid Directors announcing that CMS would support state efforts to test incentives that make participation in work or other community engagement a requirement for continued Medicaid eligibility for non-elderly, non-pregnant adults. States would be required to have exemptions for individuals who are classified as “disabled” for Medicaid eligibility purposes, as well those with acute medical conditions or medical frailty that would prevent them from complying with the work requirement. As of December 2019, previously approved work requirements implemented in Arkansas, Kentucky and New Hampshire had been suspended by federal courts. Arkansas’s work requirements were later struck down by a federal appeals court panel and Kentucky’s governor rescinded the state’s work requirement waiver. Arizona, Indiana, Michigan, Ohio, South Carolina, Utah and Wisconsin have received CMS approval but have not yet implemented or have suspended implementation of work requirements. In addition, Alabama, Georgia, Idaho, Mississippi, Montana, Nebraska, Oklahoma, South Dakota, Tennessee and Virginia have submitted requests to modify their respective state Medicaid plans to include work requirements. The implementation of work requirements may reduce the availability of Medicaid coverage within our patient population.

•
Some of the states in which our tenants and managers operate have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced such rates. In June 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since 2008. Some states are expanding their use of managed care, partly to control Medicaid program costs. Under the ACA, the federal government paid for 100% of a state's Medicaid expansion costs from 2014 to 2016 and gradually reduced its subsidy to 90% for 2020 and future years. We expect that the reduction of the federal subsidy, combined with the anticipated slow recovery of state revenues, may result in increases in state budget deficits, particularly in those states that are not participating in Medicaid expansion. As a result, certain states may continue to reduce Medicaid payments to healthcare service providers including some of our tenants and us, as a part of an effort to balance their budgets.

•
In November 2019, CMS proposed new reporting requirements for state supplemental payments to Medicaid providers and limitations on approvals to state plan amendments for payments for services at long term care facilities, including SNFs. The finalization of the proposal could impact the availability of supplemental Medicaid payments to SNFs.

In addition to the programmatic and reimbursement changes discussed above, payments to SNFs will be increasingly determined by the quality of care provided.

•
We and some of our tenants and managers are subject to the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data. Specifically, under the SNF Quality Reporting Program, HHS required SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format as of

October 2016 and to begin reporting certain patient assessment data in such a format by October 2018. Since federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year. Beginning in October 2018, HHS made this data publicly available.

•
PAMA established a SNF Value-Based Purchasing Program, under which HHS will assess SNFs based on hospital readmissions and make these assessments available to the public. In the SNF PPS final rule for fiscal year 2016, CMS adopted a 30 day all-cause, all-condition hospital readmission measure for SNFs, which was replaced with an all-condition, risk-adjusted potentially preventable hospital readmission rate measure in the SNF PPS final rule for fiscal year 2017. Beginning in federal fiscal year 2019, Medicare payment rates are partially based on SNFs' performance scores on this measure. The 2020 federal fiscal year update adopted two new quality measures to assess whether certain health information is provided by the SNF at the time of transfer or discharge. The update also adopted several standardized patient assessment data elements. To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting in October 2018 and then redistribute approximately 60% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure. CMS estimates that the federal fiscal year 2020 changes to the SNF VBP program will decrease payments to SNFs by an aggregate of approximately $213.6 million, compared to federal fiscal year 2019.

The ACA has resulted in changes to insurance, payment systems and healthcare delivery systems. The ACA was intended to expand access to health insurance coverage, including expansion of access to Medicaid coverage, and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. The ACA also encouraged the development and testing of bundled payment for services models, the development of Medicare value-based purchasing plans as well as several initiatives to encourage states to develop and expand home and community based services under Medicaid. Some of the provisions of the ACA took effect immediately, whereas others took effect or will take effect at later dates. Recently, the ACA has been subject to significant reform, repeal and revision efforts by the executive and legislative branches of the federal government and subject to changes resulting from lawsuits filed with the judicial branch of the federal government. It is unclear what the result of any of these legislative, executive and regulatory reform efforts may be or the effect they may have on us, if any. Examples include:

•
In June 2017, HHS solicited suggestions for changes that could be made within the existing ACA legal framework to improve health insurance markets and meet the Trump Administration's reform goals. HHS sought comments from interested parties to inform its ongoing efforts to create a more patient-centered healthcare system that adheres to the key principles of affordability, accessibility, quality, innovation and empowerment.

•
On October 12, 2017, President Trump signed an executive order that modified certain aspects of the ACA. Specifically, the executive order directed federal agencies to reduce limits on association health plans and temporary insurance plans, allowing more widespread offerings of plans that do not adhere to all of the ACA's mandates, and to permit workers to use funds from tax advantaged accounts to pay for their own coverage. On October 2, 2018, the U.S. Department of Labor, the U.S. Internal Revenue Service, or the IRS, and CMS issued regulations to permit insurers to sell short-term plans that provide coverage for up to 12 months; previous Obama Administration guidance had limited such plans to 90 days. Short term plans are often less expensive than plans that meet the requirements of the ACA; however, short-term plans are also exempt from the ACA's essential health benefits and other consumer protection requirements. In addition, on October 22, 2018, CMS announced that future Section 1332 of the ACA state health insurance innovation waivers may include short term or association health plans as having coverage comparable to ACA plans.

•
On October 12, 2017, the Trump Administration also announced that it would stop paying what are known as cost sharing reduction subsidies to issuers of qualified health plans under the ACA. As a result, in 2018 payors generally increased premiums for plans offered on exchanges in order to make up for termination of federal cost sharing reduction subsidies.

•
In 2018, the ACA was also subject to lawsuits that sought to invalidate some or all of its provisions. In February 2018, a lawsuit brought in federal district court in Texas by 18 attorneys general and two governors argued that, following the legislative repeal of the ACA mandate's tax penalties pursuant to the 2017 tax reform legislation, which set the penalty to $0, the entire ACA should be enjoined as invalid. On December 14, 2018, the district court found that the ACA, following the mandate repeal, was unconstitutional. Following the ruling, additional state attorneys general intervened as defendants in the case and on December 30th the court granted the intervenor defendants' request for a stay pending appeal.

•
In January 2019, the Department of Justice, or the DOJ, and the intervenor defendants appealed the district court's 2018 decision to the Fifth Circuit Court of Appeals. On December 18, 2019, a three-judge panel of the Fifth Circuit Court of Appeals held in a 2-1 opinion that the ACA's individual mandate was unconstitutional, but, rather than determining whether the remainder of the ACA is valid, the Fifth Circuit Court of Appeals remanded the case for additional analysis on severability.

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
Regulatory Reform. In the fall of 2019, the Trump Administration, including HHS, updated its “Unified Agenda of Regulatory and Deregulatory Actions,” which lists the scope and anticipated timing of pending and future regulations. In releasing the agenda, the Administration highlighted its “ongoing progress toward the goals of more effective and less burdensome regulation,” which appears to be consistent with Executive Order 13771's mandate to eliminate two economically significant regulations for every one added. It is unclear how these regulatory reform efforts will impact our tenants' and managers' operations. Some of the regulatory updates described above may in the future be repealed, replaced or modified as a result of these regulatory reform efforts. For instance, in the latest update, HHS and CMS stated their intent to propose changes to the current Conditions of Participation or Conditions for Coverage that healthcare organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs. This may include additional changes to the Conditions of Participation for long term care facilities that participate in Medicare and Medicaid, such as our SNFs. We are unable to predict the impact on us of these or other regulatory reform efforts. While these efforts could ultimately decrease regulatory burden for our operations in the long-term, they may increase regulatory uncertainty in the near-term.
Other Matters. Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback, physician referral and privacy laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009 and the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal anti-kickback statute. In addition, the ACA increased penalties under federal sentencing guidelines between 20% and 50% for healthcare fraud offenses involving more than $1.0 million.
Government authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the DOJ's ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, the Office of the Inspector General, the DOJ and the states. In March 2016, the DOJ also announced the launch of 10 regional intergovernmental task forces across the country to identify and take enforcement action against SNFs that provide substandard care to residents. In 2019, the DOJ announced two settlements with SNF facilities and their affiliates for $2.0 million and $10.0 million, as well as a $44.0 million judgment, relating to allegedly unnecessary rehabilitation therapy services or upcoding. In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. We and our tenants and managers expend significant resources to comply with these laws and regulations.
Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our tenants and our managers. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, we, our managers and our tenants that are covered entities or business associates within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect in March 2013 and required compliance with most provisions by September 2013. The Omnibus Rule modified various requirements, including the standard for providing breach notices, which was previously to perform an analysis of the harm of any disclosure to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information. In some states, these laws are more stringent than HIPAA, and we, our tenants and our managers must comply with both the applicable federal and state standards. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in 2019 alone. Finally, the Office for Civil Rights and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyber attacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.
We require our tenants and managers to comply with all laws that regulate the operation of our senior living communities. Although we do not believe that the costs to comply with these laws will have a material adverse effect on us, those costs may adversely affect the profitability of our managed senior living communities and the ability of our tenants to pay their rent to us. If we, our managers, or any of our tenants were subject to an action alleging violations of such laws or to any adverse determination concerning any of our or our tenants' or managers' licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments or sanctions, these actions could materially and adversely affect the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties. If our managers or any of our tenants becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or managers or selling the affected property at a price that provides us with a desirable return, and the value of the affected property may decline materially.
Federal, state and local agencies regulate our medical office and life science property tenants that provide healthcare services. Many states require medical clinics, ambulatory surgery centers, clinical laboratories and other outpatient healthcare facilities to be licensed and inspected for compliance with licensure regulations concerning professional staffing, services, patient rights and physical plant requirements, among other matters. Our tenants must comply with the Americans with Disabilities Act and similar state and local laws to the extent that such facilities are “public accommodations” as defined in those statutes. The obligation to comply with the Americans with Disabilities Act and similar laws is an ongoing obligation, and our tenants expend significant resources to comply with such laws.
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
The U.S. Food and Drug Administration, or the FDA, and other federal, state and local authorities extensively regulate our biotechnology laboratory tenants that develop, manufacture, market or distribute new drugs, biologicals or medical devices for human use. The FDA and such other authorities regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of those products. Before a new pharmaceutical product or medical device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation in connection with FDA approval of new pharmaceuticals or medical devices involve significant time, expense and risks of failure. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer's failure to comply with regulatory requirements, including anti-fraud, false claims, anti-kickback or physician referral laws. Other concerns affecting our biotechnology laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotechnology laboratory tenants to pay rent to us. In addition, if these laws and regulations are altered, additional regulatory risks may arise. Depending upon what aspects of the laws and regulations are altered, the ability of our biotechnology laboratory tenants to pay rent to us could be adversely and materially affected.

Competition
Investing in medical office and life science properties, senior living communities and wellness centers is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and other public and private companies who are actively engaged in this business. Also, we compete for tenants and residents and for investments based on a number of factors including location, rents, rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic or property markets, including in markets we operate. Some of our competitors may have greater financial and other resources than we have. We believe the quality and diversity of our investments, the financial strength of many of our tenants and the experience and capabilities of our managers may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.
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
For additional information on competition and the risks associated with our business, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
When major weather or climate-related events, such as hurricanes, floods or wildfires, occur near our properties, we, our tenants or our managers may relocate the residents at our senior living properties to alternative locations for their safety and we, our tenants or our managers may close or limit the operations of the impacted senior living community or office property until the event has ended and the property is then ready for operation. We or the tenants or managers of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our tenants' and managers' insurance may not adequately compensate us or them for these costs and losses.
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our leased properties and residents at our managed senior living communities. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks,” “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to risks from adverse weather and climate events” and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change”.
Insurance
We or our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption losses.  Either we purchase the insurance ourselves and, except in the case of our managed senior living communities, our tenants are required to reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. We previously participated with other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC. The policies under that program expired on June 30, 2019 and we and the other companies to which RMR LLC provides management services elected not to renew the AIC property insurance program; we instead have purchased standalone property insurance coverage with unrelated third party insurance providers. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 7 to our Consolidated Financial Statements included in in Part IV, Item 15 of this Annual Report on Form 10-K.
Internet Website
Our internet website address is www.dhcreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Diversified Healthcare Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the "Investors" section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Securityholders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Diversified Healthcare Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@dhcreit.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
Segment Information
As of December 31, 2019, we had two reporting segments: Office Portfolio and senior housing operating portfolio, or SHOP. Non-aggregated assets are classified as “non-segment” and include corporate assets and liabilities, certain triple net leased senior living communities leased to third party operators other than Five Star and wellness centers. For further information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

•	a person who owns 10% or more (by vote or value, directly or constructively under the United States Internal Revenue Code of 1986, as amended, or the IRC) of any class of our shares;

•	a U.S. expatriate;

•	a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•	a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;

•	a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders' income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1999 through 2019 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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

•
If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

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

•
Our subsidiaries that are C corporations, including our TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm's length terms.

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

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “—Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination of our REIT status is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level income taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.
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

For purposes of condition (6), an “individual” generally includes a natural person, a supplemental unemployment compensation benefit plan, a private foundation, or a portion of a trust permanently set aside or used exclusively for charitable purposes, but does not include a qualified pension plan or profit-sharing trust. As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity's qualification for taxation as a REIT.
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
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT's proportionate share of the partnership's assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.
Subsidiary REITs. We indirectly own real estate through a subsidiary that we believe has qualified and will remain qualified for taxation as a REIT under the IRC, and we may in the future invest in real estate through one or more other subsidiary entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary's shares are qualifying real estate assets for purposes of the REIT parent's 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent's ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT's ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent's own REIT qualification and taxation on account of the subsidiary's failure cascading up to the REIT parent, all as described under “—Asset Tests” below.
We joined with our subsidiary REIT in filing a protective TRS election, effective for the first quarter of 2017, and we have reaffirmed this protective election with this subsidiary every January thereafter, and we may continue to do so unless and until our ownership of this subsidiary falls below 10%. Pursuant to this protective TRS election, we believe that if our subsidiary is not a REIT for some reason, then it would instead be considered one of our TRSs, and as such its value would fit within our REIT gross asset tests described below. We expect to make similar protective TRS elections with respect to any other subsidiary REIT that we form or acquire. We do not expect protective TRS elections to impact our compliance with the 75% and 95% gross income tests described below, because we do not expect our gains and dividends from a subsidiary REIT's shares to jeopardize compliance with these tests even if for some reason the subsidiary is not a REIT.

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
As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. Additionally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified health care property to a TRS if an eligible independent contractor operates the facility, as discussed more fully below. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carryforwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carryforwards are subject to limitations, however, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year's taxable income. Moreover, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. As a result, we cannot be sure that our TRSs will be able to utilize, in full or in part, any net operating losses or other carryforwards that they have generated or may generate in the future.
Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm's length transaction, a third party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, the 100% excise tax also applies to the underpricing of services provided by a TRS to its affiliated REIT in contexts where the services are unrelated to services for REIT tenants. We cannot be sure that arrangements involving our TRSs will not result in the imposition of one or more of these restrictions or sanctions, but we do not believe that we or our TRSs are or will be subject to these impositions.
Income Tests. We must satisfy two gross income tests annually to maintain our qualification for taxation as a REIT. First, at least 75% of our gross income for each taxable year must be derived from investments relating to real property, including “rents from real property” within the meaning of Section 856(d) of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property (including specified ancillary personal property treated as real property under the IRC), or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test. Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities, or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business, income and gain from specified “hedging transactions” that are clearly and timely identified as such, and income from the repurchase or discharge of indebtedness is excluded from both the numerator and the denominator in both gross income tests. In addition, specified foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests.
In order to qualify as “rents from real property” within the meaning of Section 856(d) of the IRC, several requirements must be met:

•	The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

•
Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. In this regard, prior to the termination of our leases with Five Star, we owned close to, but less than, 10% of the outstanding common shares of Five Star. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC's attribution rules.

•
There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS's rent to the REIT for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

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

•
In order for rents to qualify, a REIT generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom it derives no income or through one of its TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC, or UBTI. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

•
If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property”; if this 15% threshold is exceeded, then the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

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
We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC.
Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT's receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, the active, nonrental gross income from the property would so qualify. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:

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

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, although such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.

We believe that any gain from dispositions of assets that we have made, or that we might make in the future, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests, and will not be dealer gains or subject to the 100% penalty tax. This is because our general intent has been and is to: (a) own our assets for investment with a view to long-term income production and capital appreciation; (b) engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and (c) make occasional dispositions of our assets consistent with our long-term investment objectives.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

•
Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.

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
The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) specified rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property,” (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT. In addition, any debt instrument issued by an entity classified as a partnership for federal income tax purposes, and not otherwise excepted from the definition of a security for purposes of the above safe harbor, will not be treated as a security for purposes of the 10% value test if at least 75% of the partnership's gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test.
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
Our Relationships with Five Star. Prior to January 1, 2020, we owned a significant percentage (but less than 10%) of the outstanding common shares of Five Star. Commencing with our 2002 taxable year and through and including our 2019 taxable year, we expect that the rental income we received from Five Star and its subsidiaries constituted “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above. From and after January 1, 2020, we have come to own (directly and indirectly through one of our TRSs) just under 35% of the outstanding common shares of Five Star. We have not elected to treat Five Star as a TRS and it is not otherwise an automatic TRS because no TRS of ours owns more than 35% of Five Star. This structure for our Five Star ownership permits our continued engagement of a corporate subsidiary of Five Star to manage health care facilities leased to our TRSs, as described below in greater detail.
Our Relationship with Our Taxable REIT Subsidiaries. We currently own properties that we purchased to be leased to our TRSs or which are being leased to our TRSs as a result of modifications to, or expirations of, a prior lease, all as agreed to by applicable parties. For example, in connection with past lease defaults and expirations, we have terminated occupancy of some of our health care properties by the defaulting or expiring tenants and immediately leased these properties to our TRSs and entered into new third party management agreements for these properties. We may from time to time lease additional health care properties to our TRSs.
In lease transactions involving our TRSs, our general intent is for the rents paid to us by the TRS to qualify as “rents from real property” under the REIT gross income tests summarized above. In order for this to be the case, the manager operating the leased property on behalf of the applicable TRS must be an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the IRC, and the properties leased to the TRS must be “qualified health care properties” within the meaning of Section 856(e)(6)(D) of the IRC. Qualified health care properties are defined as health care facilities and other properties necessary or incidental to the use of a health care facility.
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

We have engaged as an intended eligible independent contractor a particular corporate subsidiary of Five Star. This contractor and its affiliates at Five Star are actively engaged in the trade or business of operating qualified health care properties for their own accounts, including pursuant to management contracts among themselves; however, this contractor and its affiliates have few if any management contracts for qualified health care properties with third parties other than us and our TRSs. Based on a plain reading of the statute as well as applicable legislative history, our counsel, Sullivan & Worcester LLP, has opined that this intended eligible independent contractor should in fact so qualify. If the IRS or a court determines that this opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by this particular contractor would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with one or both of these gross income tests. Under those circumstances, however, we expect we would qualify for the gross income tests' relief provision described above, and thereby would preserve our qualification for taxation as a REIT. If the relief provision were to apply to us, we would be subject to tax at a 100% rate upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance could be material because to date most of the properties leased to our TRSs are managed for the TRSs by this contractor.
As explained above, we will be subject to a 100% tax on the rents paid to us by any of our TRSs if the IRS successfully asserts that those rents exceed an arm's length rental rate. Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our TRSs' management agreements will be respected for purposes of the requirements of the IRC discussed above. Accordingly, we expect that the rental income from our current and future TRSs will qualify as “rents from real property,” and that the 100% tax on excessive rents from a TRS will not apply.
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

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level income taxes that we pay (e.g., taxes on built-in gains or foreclosure property income).
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year's 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. While legislative history and proposed Treasury regulations indicate that a real property trade or business includes a trade or business conducted by a corporation or a REIT, we have not yet made an election to be treated as a real property trade or business.
Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year to the extent of any undistributed earnings and profits.
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
Acquisitions of C Corporations
We have engaged in and may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we have made or do make an applicable TRS election, each of our acquired entities and their various wholly-owned corporate and noncorporate subsidiaries generally became or will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities have been and will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally have been and will be treated as the successor to the acquired (and then disregarded) entities' federal income tax attributes, such as those entities' (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, as we have done from time to time in the past, we generally will not be subject to such attribute carryovers in respect of attributes existing prior to such election.
Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate income taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain that was present on the last date an asset was owned by a C corporation, if we succeed to a carryover tax basis in that asset directly or indirectly from such C corporation and if we sell the asset during the five year period beginning on the day the asset ceased being owned by such C corporation. To the extent of our income and gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such income and gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.
Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”.

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
Distributions to our Shareholders
General. As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property (such as our pro rata distribution that we paid on January 1, 2020, to our shareholders of record as of December 13, 2019, of the right to receive an aggregate number of Five Star common shares that equaled approximately 51% of Five Star's outstanding common shares, or the FVE Distribution), and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”
Section 302 of the IRC treats a redemption of our shares for cash only as a distribution under Section 301 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder's ownership in us, (b) results in a “complete termination” of the surrendering shareholder's entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder's tax basis in the redeemed shares generally will be transferred to the shareholder's remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.
FVE Distribution. The FVE Distribution is treated as a 2020 distribution by us to our common shareholders in the amount of the fair market value of the Five Star common shares that a shareholder ultimately received (including any fractional shares deemed to have been received, as described in the next sentence). Any cash received by a shareholder in lieu of a fractional Five Star common share is treated as if such fractional Five Star common share had been (i) received by such shareholder and then (ii) sold for the amount of cash received. Because we expect the value of our total 2020 distributions to exceed our 2020 current and accumulated earnings and profits, we expect that a portion of each distribution in 2020 (including the FVE Distribution) will be taxable to each of our common shareholders as a dividend and a portion will be treated as a return of capital that reduces such shareholder's adjusted tax basis in our common shares. A shareholder's tax basis in the Five Star common shares received equals the fair market value of such shares on the issuance date, and the holding period for such Five Star common shares began the day after the issuance date.
Because of the factual nature of value determinations, Sullivan & Worcester LLP is unable to render an opinion on the fair market value of the Five Star common shares received by our common shareholders. Nevertheless, we believe that the fair market value of the Five Star common shares may be properly determined for federal income tax purposes as the closing price of the Five Star common shares in the public market on December 31, 2019 (the last trading day before issuance), or $3.71 per share. Accordingly, we will perform all federal income tax reporting, including statements supplied to shareholders and to the IRS, on the basis of this price.
For additional considerations applicable to a shareholder that received the FVE Distribution, see the information set forth below under the headings "—Taxation of Taxable U.S. Shareholders," "—Taxation of Tax-Exempt U.S. Shareholders," and "—Taxation of Non-U.S. Shareholders."

Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders for taxable years before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
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
Distributions in excess of our current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in our shares, but will reduce the shareholder's basis in such shares. To the extent that these excess distributions exceed a U.S. shareholder's adjusted basis in such shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses. In addition, no portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.
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
If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10.0 million in any single year or $20.0 million in a prescribed combination of taxable years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2.0 million in any single year or $4.0 million in a prescribed combination of taxable years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.
Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. shareholder's net investment income will include ordinary income dividend distributions received from us and, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder's basis will not enter into the computation of net investment income.
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
We expect that a non-U.S. shareholder's receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as The Nasdaq Stock Market LLC, or Nasdaq. Each class of our shares has been listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “—Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder's allocable share of our current and accumulated earnings and profits.
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
Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from U.S. corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's U.S. federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.
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
Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder's gain on the sale of these shares generally will not be subject to U.S. federal income taxation or withholding. We expect that our shares will not be USRPIs because one or both of the following exemptions will be available at all times.
First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder's gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. We will be a “domestically controlled” REIT if less than 50% of the value of our shares (including any future class of shares that we may issue) is held, directly or indirectly, by non-U.S. shareholders at all times during the preceding five years, after applying specified presumptions regarding the ownership of our shares as described in Section 897(h)(4)(E) of the IRC. For these purposes, we believe that the statutory ownership presumptions apply to validate our status as a “domestically controlled” REIT. Accordingly, we believe that we are and will remain a “domestically controlled” REIT.
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
Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder's federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

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
Item 1A.  Risk Factors.
Our business is subject to a number of risks and uncertainties. Investors and prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make or sustain distributions to our shareholders and the value of our securities could be adversely affected. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward-Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Business
Following the completion of the Restructuring Transaction, the results of operations for our senior living communities that Five Star manages for us will be directly reflected and included in our operating results and will represent a significant part of our consolidated operating results and a substantial majority of the operating results of our senior housing operating portfolio.
As of January 1, 2020, we and Five Star completed the Restructuring Transaction, pursuant to which, among other things, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the New Management Agreements for all of our senior living communities operated by Five Star. Unlike a lease structure, the operating results of the managed communities are directly reflected and included in our operating results. As a result, our results of operations will be directly impacted by the operating results of our senior living communities that Five Star manages. If Five Star does not manage our senior living communities profitably and in accordance with our expectations, our results of operations, financial condition and prospects, and the value of our senior living communities, may be materially adversely affected.
We are dependent on Five Star for the operation of most of our senior living communities.
The senior living communities that Five Star manages for us represent most of our senior living communities. Five Star manages our senior living communities pursuant to the New Management Agreements. As a result, the success of our senior living communities will depend upon Five Star's ability to efficiently and effectively operate them. Our ability to terminate the New Management Agreements is limited to the termination rights provided under such agreements or as may otherwise be recognized under law. As a result, we may be limited in our ability to replace Five Star as a manager if we determine it is in our best interests to do so, and we may be required to pay Five Star a significant termination fee if we terminate the New Management Agreements. In addition, if Five Star were to cease managing our senior living communities, we may not be able to obtain a replacement manager as qualified as Five Star or at all and we may incur significant expenses in connection with any replacement manager, including transitioning operational costs, capital expenditures to renovate our senior living communities to the replacement manager's practices and standards and declines in residents fees and services revenue. Although we have various rights as owner under the New Management Agreements, we rely on the manager’s personnel, good faith, expertise, performance, technical resources, operating efficiencies, information systems, proprietary information and judgment to manage our managed senior living communities efficiently and effectively. We also rely on the manager to set resident fees and otherwise operate our managed senior living communities in compliance with the New Management Agreements.
We assume the operational risks and fund the operations and capital and maintenance requirements for all of our senior living communities that Five Star manages, which may require us to fund significant amounts and require us to maintain sufficient funding for those managed senior living communities.
Under the New Management Agreements, we assume the operational risks and fund the operations and capital and maintenance requirements for all those senior living communities that Five Star previously leased from us and now manages for us. As a result, we are required to maintain sufficient funding for these purposes. We cannot be sure that we will be able to maintain sufficient funding for these purposes. Further, any funding we do maintain for these purposes will not be available for other business purposes, which may limit our ability to pursue other business opportunities and could limit the amount of distributions we can pay to our shareholders.
The current trend for seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether could have a material adverse effect on our business, financial condition and results of operations.
Seniors have been increasingly delaying their moves to senior living communities, until they require greater care, and they have been increasingly forgoing moving to senior living communities altogether. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors' personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior living communities. Moreover, older aged persons may have greater care needs and require higher acuity services, which may increase our managers' and tenants' cost of business, expose our managers and tenants to additional liability or result in lost business and shorter stays at our senior living communities if our managers and tenants are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact the occupancy rates, revenues and cash flows at our senior living communities and our tenants' results of operations. Further, if any of our managers or tenants is unable to offset lost revenues from these trends by providing and growing other revenue sources, such as new or increased service offerings to seniors, our senior living communities may be unprofitable and we may receive lower returns and rent and the value of our senior living communities may decline.
Increases in labor costs at our managed senior living communities may have a material adverse effect on us.
Wages and employee benefits associated with the operations of our managed senior living communities represent a significant part of our managed senior living communities' operating expenses. The U.S. labor market has been experiencing an extended period of low unemployment. Further, there has been recent legislation enacted and proposed legislation to increase the minimum wage in certain jurisdictions. This, in turn, has put upward pressure on wages. Our managers compete with other senior living community operators, among others, to attract and retain qualified personnel responsible for the day to day operations of our managed senior living communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require our managers to increase the wages and benefits they offer to their employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. Moreover, the low level of unemployment in the United States currently may result in our managers being unable to fully staff its senior living communities or having to pay overtime to adequately staff its senior living communities. In addition, employee benefit costs, including health insurance and workers' compensation insurance costs, have materially increased in recent years.
We have been experiencing increasing labor costs at our managed senior living communities. We cannot be sure that labor costs at our managed senior living communities will not continue to increase or that any increases will eventually be recovered by corresponding increases in the rates charged to residents or otherwise. Any significant failure by our managers to prudently control labor costs or to pass any increases on to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations. Five Star, like most senor living operators, often experiences staffing turnover, which may increase in the current competitive labor market and the competitive environment in the senior living industry. Heightened levels of staffing turnover for Five Star, particularly for key and skilled positions, such as management, its regional and executive directors and other skilled and qualified personnel who provide services with respect to our senior living communities that Five Star manages for us may disrupt operations, limit or slow Five Star's ability to execute its business strategies, decrease our revenues and increase our costs at our managed senior living communities, which may have a material adverse effect on our business, financial condition, results of operations and prospects.
If we, our managers and our tenants fail to identify and successfully act upon changes and trends in the healthcare industry and seniors' needs and preferences, our business, financial condition, results of operations and prospects will be adversely impacted.
The healthcare industry is a dynamic industry. The needs and preferences of seniors have generally changed over the past several years, including preferences to reside in their homes longer or permanently, as well as changes in services and offerings, including delivery of home healthcare services and for service offerings that address their desire to maintain active lifestyles. If we, our managers and our tenants fail to identify and successfully act upon and address changes and trends in the healthcare industry and seniors' needs and preferences, our business, financial condition, results of operations and prospects will be adversely impacted.
Federal, state and local employment related laws and regulations could increase our cost of doing business at our managed senior living communities, and our managers may fail to comply with such laws and regulations.
The operations at our managed senior living communities are subject to a variety of federal, state and local employment related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. Because labor represents a significant portion of our managed senior living communities' operating expenses, compliance with these evolving laws and regulations could substantially increase the cost of doing business at our managed senior living communities, while failure to do so could subject our managers to significant back pay awards, fines and lawsuits. Our managers' failure to comply with federal, state and local employment related laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

The nature of our managers' and tenants' business exposes us and them to litigation and regulatory and government proceedings.
Our managers and tenants have been, are currently, and expect in the future to be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of their and our business, some of which may involve material amounts, and we may also be involved in such claims, lawsuits and regulatory and government audits, investigations and proceedings at our managed communities. The defense and resolution of such claims, lawsuits and other proceedings may require our managers and tenants or us to incur significant expenses. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against senior living companies. Some lawyers and law firms specialize in bringing litigation against senior living community operators. As a result of this litigation and potential litigation, the cost of liability insurance continues to increase. Medical liability insurance reform has at times been a topic of political debate, and some states have enacted legislation to limit future liability awards. However, such reforms have not generally been adopted, and we expect that insurance costs may continue to increase. Further, although Five Star determines its self insurance reserves with guidance from third party professionals, its reserves may nonetheless be inadequate. Insurance costs related to our managed senior living communities are, and the costs, claims, lawsuits and regulatory and government audits, investigations and proceedings related to our managed senior living communities may be, included as operating expenses of those communities, which reduce our returns from those communities. Increasing liability insurance costs and the need to increase self insurance reserves could have a material adverse effect on our and our managers' and tenants' businesses, financial condition and results of operations.
Depressed U.S. housing market conditions may reduce the willingness or ability of seniors to relocate to our senior living communities.
Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of seniors to afford our managers' and tenants' entrance fees and resident fees as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. If seniors have a difficult time selling their homes, their ability to relocate to our managed and leased senior living communities or finance their stays at our managed and leased senior living communities with private resources could be adversely affected. If U.S. housing market conditions reduce seniors' willingness or ability to relocate to our managed and leased senior living communities, the occupancy rates, revenues and cash flows at our managed and leased senior living communities and our results of operations could be negatively impacted.
Our managers or tenants may fail to comply with laws relating to the operation of our managed and leased senior living communities.
We and our managers and tenants are subject to, or impacted by, extensive and frequently changing federal, state and local laws and regulations, including: licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our managers and tenants conduct their operations, such as with respect to health and safety, fire and privacy matters; laws affecting communities that participate in Medicaid; laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicare and Medicaid which mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar laws; and safety and health standards established by OSHA. We and our managers and tenants are also required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information. Under HIPAA, we and our managers and tenants are required to comply with the HIPAA privacy rule, security standards and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and these laws are, in some jurisdictions, more stringent than HIPAA.
We and our managers and tenants expend significant resources to maintain compliance with these laws and regulations. However, if we or our managers or tenants are alleged to fail, or do fail, to comply with applicable legal requirements, we or they may have to expend significant resources to respond to such allegations, and if we or they are unable to cure deficiencies, certain sanctions may be imposed which may adversely affect the ability of our tenants to pay us rent, the profitability of our managed senior living communities and our ability to obtain, renew or maintain licenses at those communities and the values of our properties. Changes in applicable regulatory frameworks could also have similar adverse effects.
The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.
Some of our managed senior living communities, especially those with skilled nursing units, may receive significant revenues from Medicare and Medicaid. Although we have made efforts to increasingly transition our business away from government payer sources, such as Medicare and Medicaid, these programs still comprise part of our business and their direct impact will likely increase as a result of the Conversion (as defined above in "Business—Senior Housing Operating Portfolio Managements" in Part I, Item 1 of this Annual Report on Form 10-K). Payments under Medicare and Medicaid are set by government policy, laws and regulations. The rates and amounts of these payments are subject to periodic adjustment. Current and projected federal budget deficits, federal spending priorities and challenging state fiscal conditions have resulted in numerous recent legislative and regulatory actions or proposed actions with respect to Medicare and Medicaid payments, insurance and healthcare delivery. For further information regarding these matters and developments, see “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K. These matters could result in the failure of Medicare or Medicaid payment rates to cover our costs of providing required services to residents, or in reductions in payments to us or other circumstances that could have a material adverse effect on our business, results of operations and financial condition. Further, certain tenants of our properties receive some of their revenues from government paying sources. If they were to experience these pressures, their ability to pay rent to us may be adversely impacted.
Private third party payers continue to try to reduce healthcare costs.
Private third party payers such as insurance companies continue their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. These third party payers increasingly demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. These efforts to limit the amount of payments we receive for healthcare services could adversely affect us. Reimbursement payments under third party payer programs may not remain at levels comparable to present levels or be sufficient to cover the costs allocable to patients participating in such programs. Future changes in, or renegotiations of, the reimbursement rates or methods of third party payers, or the implementation of other measures to reduce payments for our services could result in a substantial reduction in our NOI with respect to our managed senior living communities. At the same time, as a result of competitive pressures, our managers' ability to maintain operating margins at our managed senior living communities through price increases to private pay residents may be limited. Further certain tenants of our properties face similar payment and pricing pressures and their ability to pay rent to us may be adversely impacted as a result.
If Five Star faces financial and other difficulties again in the future, we may be adversely affected.
In the fourth quarter of 2018, Five Star announced that the conditions in the senior living industry, its recurring operating losses, the expected continued industry challenges and the risk that it may not be able to obtain sufficient funding, gave rise to a substantial doubt about its ability to continue as a going concern. In response, in April 2019, we and Five Star entered into the Transaction Agreement, and Five Star has since then determined that a substantial doubt no longer existed about its ability to continue as a going concern. The Restructuring Transaction significantly reduced Five Star's operating leverage and cash and other working capital needs for the senior living communities it operates because under the New Management Arrangements, unlike the prior lease arrangements, we, not Five Star, fund the operations and capital requirements of the senior living communities, and Five Star is no longer obligated to pay us rent. Despite these changes, we cannot be sure that Five Star will not face financial and other difficulties in the future. Although Five Star will be relieved of the obligation to fund the operations and capital for our senior living communities, Five Star owns its own senior living communities and it may purchase additional senior living communities or enter into lease arrangements to operate additional senior living communities in the future. Further, Five Star will still have to fund its other business expenses and commitments. In addition, Five Star could elect to grow or develop its business beyond its management arrangements with us in the future. If Five Star is not profitable, our business may be materially adversely affected.
Termination of assisted living resident agreements and resident attrition could adversely affect revenues and earnings at our managed and leased senior living communities.
State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most of our tenants' and managers' resident agreements allow residents to terminate their agreements on 30 days' notice. Thus, our managers and tenants may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, revenues and earnings at our managed and leased senior living communities could be materially and adversely affected. In addition, the advanced ages of residents at our managed and leased senior living communities make resident turnover rates difficult to predict.

Provisions of the ACA and efforts to repeal, replace or modify the ACA could adversely affect us or our managers and tenants.
The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, us, our managers and tenants. Changes implemented under the ACA caused or may cause in the future reduced payments for services, as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, value based purchasing plans and a Medicare post-acute care pilot program to develop and evaluate making a bundled payment for services, including hospital, physician and SNF services, provided during an episode of care. Since enactment in 2011, the ACA has been the subject of partial or complete repeal through legislation, administrative action and judicial opinions. Information regarding the ACA is provided under the caption “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K and under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Government Reimbursement” in Part II, Item 7 of this Annual Report on Form 10-K.
We are unable to predict how potential Medicare rate reductions under the ACA will affect our managers' and tenants' future financial results of operations; however, the effect may be adverse and material and hence adverse and material to our future financial condition and results of operations. If some or all of the ACA is repealed, replaced or modified, additional risks and regulatory uncertainty may arise. Depending upon what aspects of the ACA are repealed, replaced or modified, our future financial results could be adversely and materially affected.
We may not succeed in selling any properties we identify for sale, the proceeds we may receive for any such sales may be less than we expect and we may incur losses with respect to these sales.
To reduce our leverage, we have sold properties and other assets and have identified additional properties to sell, with a focus on the sale of underperforming senior living communities and non-core assets. Although we have sold or agreed to sell a significant number of properties in furtherance of this plan, we cannot be sure that we will be able to find attractive sales opportunities for additional properties or that any sale will be completed in a timely manner, if at all. Our ability to sell these or any of our other properties, and the prices we receive upon a sale, may be affected by many factors, and we may be unable to execute our strategy. In particular, these factors could arise from weakness in or the lack of an established market for properties, changes in the financial condition or prospects of prospective purchasers and the tenants of the properties, the terms of the leases with tenants at the properties, the characteristics, quality and prospects of the properties, and the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, industry trends and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. We may not succeed in selling properties that we have identified, or in the future identify, for sale, the terms of any such sales may not meet our expectations, prospective buyers may fail to perform their obligations under the terms of agreements for the sale of our properties, requiring us to find new buyers for such properties, and we may incur losses in connection with these potential sales. In addition, we may elect to change the amount or mix of properties we may seek to sell or to otherwise change or abandon the plan. If we are unable to realize proceeds from the sale of properties sufficient to allow us to reduce our leverage to a level we believe appropriate or which ratings agencies and possible financing sources believe appropriate, our credit ratings may be further lowered, we may reduce our acquisition activity, we may reduce the amount we invest in our properties or pay for expenses and we may reduce the amount of distributions we pay to our shareholders.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See "Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements." Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage, or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.

Changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease the federal funds rate and may continue to make adjustments in the near future. In addition, as noted in Part II, Item 7A of this Annual Report on Form 10-K, LIBOR is expected to be phased out in 2021. The interest rates under our revolving credit facility and term loans are based on LIBOR and future debt we may incur may also be based on LIBOR. We currently expect that the determination of interest under our revolving credit facility and term loan agreements would be based on the alternative rates provided under those agreements or would be revised to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our revolving credit facility and term loan agreements would approximate the current calculation in accordance with LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest. Interest rate increases may materially and negatively affect us in several ways, including:

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

Low market interest rates, particularly if they remain over a sustained period, may increase our use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increased competition for property purchases, which may reduce our ability to acquire new properties.
We are limited in our ability to operate or manage our properties and are thus dependent on our managers and tenants.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing healthcare facilities, we do not operate or manage our senior living communities. Instead, we lease our senior living communities to operating companies or to our subsidiaries that qualify as TRSs under the IRC. We have retained a third party manager to manage our senior living communities that are leased to our subsidiaries. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to residents or if they fail to maintain quality services. While we monitor the performance of our managers and tenants and apply asset management strategies and discipline, we have limited recourse under our leases and management agreements if we believe that our managers or tenants are not performing adequately. Any failure by our managers or tenants to fully perform the duties agreed to in our leases and management agreements could adversely affect our results of operations. In addition, our managers and tenants operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our managers and tenants have made, and may in the future make, decisions regarding competing properties or our properties' operations that may not be in our best interests and which may result in a reduction of our returns.
Our properties and their operations are subject to extensive regulations.
Various government authorities mandate certain physical characteristics of senior housing properties, clinics, other healthcare communities and biotechnology laboratories. Changes in laws and regulations relating to these matters may require significant expenditures. Our leases, other than our medical office and life science property leases, and our management agreements generally require our tenants or managers to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our tenants or managers may neglect maintenance of our properties if they suffer financial distress. Under some of our leases, we have agreed to fund capital expenditures in return for rent increases and, with respect to our managed senior living communities, the target EBITDA that Five Star must generate in order to earn incentive fees increases by a percentage of the amount of capital expenditures we fund in excess of target amounts. Our available financial resources or those of our tenants or managers may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants' financial resources may be insufficient to satisfy their increased rental payments to us or our managed senior living communities may fail to generate profits sufficient to provide us with our expected returns on our capital investments at those managed senior living communities.
Licensing, Medicare and Medicaid laws also require our managers and tenants who operate senior living communities, clinics and other healthcare communities to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior living operators, and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare operations generally. The ACA also facilitates the DOJ's ability to investigate allegations of wrongdoing or fraud at SNFs. When violations of anti-fraud, false claims, anti-kickback or physician referral laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification or revocation of a license or Medicare/Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our tenants and our managers receive notices of potential sanctions from time to time, and government authorities impose such sanctions from time to time on our communities which our managers and tenants operate. If our managers or tenants are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants' ability to pay rents to us, our returns and our ability to identify substitute managers or tenants. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, CONs, and Medicare and Medicaid participation, may also limit or delay our ability to find substitute managers or tenants. If any of our managers or tenants becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent or generate sufficient returns for us because it has violated government regulations or payment laws, such incidents may trigger a default or termination right under their leases and management agreements with us and our or our managers' or tenants' credit agreements, and we may experience difficulty in finding a substitute tenant or managers or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.
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

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property's value;

•	the occupancy of and rents from properties that we acquire may decline during our ownership;

•	property operating costs for our acquired properties may be higher than anticipated, and our acquired properties may not yield expected returns; and

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
We and our managers and tenants face significant competition.
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
We also face competition for tenants at our properties, particularly at our medical office and life science properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties and increase the competition we face. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge.
Further, our managers and tenants compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. Some of our managers' and tenants' existing competitors are larger and have greater financial resources than they do and some of their competitors are not for profit entities which have endowment income and may not face the same financial pressures that they do. We cannot be sure that our managers and tenants will be able to attract a sufficient number of residents to our managed and leased senior living communities at rates that will generate acceptable returns or that they will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow them to compete successfully and operate our senior living communities profitably.
Competition from newly developed senior living communities may adversely affect the profitability of our senior living communities.
In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although there are indications that the rate of newly started developments may be slowing, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on our managers and tenants, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. These competitive challenges may prevent our managers and tenants from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents and returns we may receive and earn from our managed and leased senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline.
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
When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, and we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Moreover, many of our medical office and life science properties have been specially designed for the particular businesses of our tenants; if the current leases for such properties are terminated or are not renewed, we may be required to renovate such properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease such properties to new tenants.
Current office space utilization trends may adversely impact our business.
There is a general trend in office real estate for companies to decrease the space they occupy per employee. This increase in office utilization rates may result in our medical office and life science property tenants renewing their leases for less area than they currently occupy, which could increase the vacancy and decrease rental income at our medical office and life science properties. The need to reconfigure leased office space to increase utilization also may require us to spend increased amounts for tenant improvements.
Ownership of real estate is subject to environmental risks and liabilities.
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards may be substantial and are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the managers or tenants of our properties to incur costs to comply with.
We may incur substantial liabilities and costs for environmental matters.
Ownership of real estate is subject to risks from adverse weather and climate events.
Severe weather may have an adverse effect on certain properties we own. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on properties we own and result in significant losses to us and interruption of our business. When major weather or climate-related events, such as hurricanes, floods and wildfires, occur near our properties, we, our tenants or our managers may relocate the residents at our senior living properties to alternative locations for their safety and we, our tenants or our managers may close or limit the operations of the impacted senior living community or medical office or life science property until the event has ended and the property is then ready for operation. We or the managers or tenants of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our managers' and tenants' insurance may not adequately compensate us or them for these costs and losses.
Also, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition or the financial condition of our managers or tenants and their ability to pay rent to, or generate sufficient returns for, us and cause the value of our securities to decline. In addition, concerns about climate change and increasing storm intensities may increase the cost of our insurance for our properties or potentially render it unavailable to obtain.
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
As of December 31, 2019, our consolidated indebtedness was $3.5 billion, our consolidated net debt to total gross assets ratio was 42.5% and we had $462.5 million available for borrowing under our $1.0 billion revolving credit facility. The agreements governing our $1.0 billion revolving credit facility and our $200.0 million term loan include a feature under which the maximum aggregate borrowing availability may be increased to up to $2.0 billion and $400.0 million, respectively.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurring debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurrence of debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to maintain investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders. Following our announcement of the Restructuring Transaction, in April 2019, Standards and Poor's Global, or S&P, downgraded our issuer credit rating to BB+ and reaffirmed the ratings on our senior notes at BBB-, and in May 2019, Moody's Investors Service downgraded our unsecured credit rating to Ba1. The interest rate premiums on our revolving credit facility and our $200.0 million term loan were not changed by these changes to our ratings, but if our ratings further decline, our interest rates would likely increase.
If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements. In such case, our lenders may demand immediate payment of any outstanding indebtedness and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may fail to comply with the terms of our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements, which could adversely affect our business and may prevent our making distributions to our shareholders.
Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements require us to maintain certain debt service ratios. Our ability to comply with such covenants will depend upon the net rental income and returns we receive from our properties. If the occupancy at our properties declines or if our rents or returns decline, we may be unable to borrow under our revolving credit facility. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our securityholders.
If we are unable to borrow under our revolving credit facility, we may be unable to meet our obligations or grow our business by acquiring additional properties. If we default under our revolving credit facility or term loan agreements, our lenders may demand immediate payment and may elect not to fund future borrowings. During the continuance of any event of default under our revolving credit facility or term loan agreements, we may be limited or in some cases prohibited from making distributions to our shareholders. Any default under our revolving credit facility or term loan agreements that results in acceleration of our obligations to repay outstanding indebtedness or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our revolving credit facility or term loan agreements or our senior unsecured notes indentures and their supplements.
RMR LLC and Five Star rely on information technology and systems in their operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.
RMR LLC and Five Star rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and their internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, residents and tenants and lease data. If either of RMR LLC or Five Star experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC, Five Star or us. RMR LLC and Five Star rely on commercially available systems, software, tools and monitoring, as well as their internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential resident, tenant, customer and vendor information, such as personally identifiable information related to their employees and others, including in Five Star's case, residents, and information regarding their and our financial accounts. Each of RMR LLC and Five Star takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems' improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The cybersecurity risks to RMR LLC, Five Star, us and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against RMR LLC or Five Star, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC's, Five Star's or other third parties' information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC's or Five Star's information technology and systems, or certain third party vendors' failure to similarly protect their information technology and systems that are relevant to RMR LLC's, Five Star's or our operations, or to safeguard RMR LLC's, Five Star's or our business processes, assets and information could result in financial losses, interrupt RMR LLC's or Five Star's operations, damage RMR LLC's or Five Star's reputation, cause RMR LLC or Five Star to be in default of material contracts and subject RMR LLC or Five Star to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Real estate construction and redevelopment creates risks.
Our business plans involve the development of new properties or the redevelopment of some of our existing properties as the existing leases expire, as our managers' or tenants' needs change or to pursue any other opportunities that we believe are desirable. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of leased properties, including the risks that construction may not be completed on schedule or within budget, resulting in increased construction costs and delays in leasing such properties and generating cash flows. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of these circumstances in connection with our development or redevelopment activities could have an adverse effect on our financial condition, results of operations and the value of our securities.
Insurance may not adequately cover our losses, and the cost of obtaining such insurance may continue to increase.
We or our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, malpractice at managed properties, fire, extended coverage and rental or business interruption loss insurance. Recently, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and our managers and tenants. Increased insurance costs may adversely affect our managers' ability to operate our properties profitably and provide us with desirable returns and our tenants' ability to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. In the future, we may acquire additional properties for which we are responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. In addition, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. Further, we cannot be sure that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and we may discontinue, or agree to our managers' and tenants' discontinuing, certain insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies exceeds the value of the coverage. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our applicable managers and tenants from certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. We might also remain obligated for any financial obligations related to the property, even if the property is irreparably damaged. In addition, future changes in the insurance industry's risk assessment approach and pricing structure could further increase the cost of insuring our properties or decrease the scope of insurance coverage, either of which could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Our use of joint ventures may limit our flexibility with jointly owned investments.
We are party to a joint venture with a sovereign investor for one of our life science properties located in Boston, Massachusetts, and we may in the future acquire, develop or recapitalize properties in joint ventures with other persons or entities. Our participation in these joint ventures is subject to risks, including the following:

•	we may share approval rights over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture;

•	we may be required to contribute additional capital if our partners fail to fund their share of any required capital contributions;

•
our joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease or release the property, operate the property or maintain our qualification for taxation as a REIT;

•
our joint venture partners may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification for taxation as a REIT;

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

Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from such tenant's lease. If a tenant becomes bankrupt, federal law may prohibit us from evicting such tenant based solely upon its bankruptcy. In addition, a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full. Further, if a manager files for bankruptcy, we may experience delays in enforcing our rights, may be limited in our ability to replace the manager and may incur substantial costs in protecting our investment and re-leasing or finding a replacement manager for the property.
We may incur significant costs complying with the Americans with Disabilities Act and similar laws.
Under the Americans with Disabilities Act and certain similar state statutes, many commercial properties must meet specified requirements related to access and use by disabled persons. In addition, our properties are subject to various laws and regulations relating to fire, safety and other regulations. We may be required to make substantial capital expenditures at our properties to comply with these laws.
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
We and our managers and tenants may fail to comply with laws governing the privacy and security of personal information, including relating to health.
We and our managers and tenants are required to comply with federal and state laws governing the privacy, security, use and disclosure of personally identifiable information and protected health information. Under HIPAA and the HITECH Act, as updated by the Omnibus Rule, we and our managers and tenants are required to comply with the HIPAA privacy rule, security standards and standards for electronic healthcare transactions. State laws also govern protected health information, and rules regarding state privacy rights may be more stringent than HIPAA. Other federal and state laws govern the privacy of other personally identifiable information. If we or our managers or tenants fail to comply with applicable federal or state standards, we or they could be subject to civil sanctions and criminal penalties, and our and our managers' and tenants' reputations could be adversely impacted, which could materially and adversely affect our and their business, financial condition and results of operations and our tenants' ability to pay us rent.
A severe cold and flu season, epidemics or any other widespread illnesses could adversely affect the occupancy of our senior living communities.
Our revenues and our managers' and tenants' revenues with respect to our senior living communities are dependent on occupancy. If a severe cold and flu season, an epidemic or any other widespread illnesses occurred in locations where our senior living communities are located, our and our applicable managers' and tenants' revenues from those communities would likely be significantly and negatively impacted. During such occasions, we and our managers and tenants may experience a decline in occupancy due to residents leaving our communities and, we, our managers or our tenants may be required, or we, our managers or our tenants may otherwise determine that it would be prudent, to quarantine some or all of the senior living community and not to permit new residents during that time. Further, depending on the severity of the occurrence, we, our managers or our tenants may be required to incur costs to identify, contain and remedy the impacts of those occurrences at those senior living communities. As a result, these occurrences could significantly and adversely affect our and our managers' and tenants' results of operations and adversely affect the ability of our applicable tenants to pay us rent.

If our managers and tenants do not achieve and maintain high quality care, payments through pay for performance and value based purchasing programs may be reduced, and the overall attractiveness of our senior living communities to potential residents could decrease as more quality data becomes publicly available.
CMS is moving towards pay for performance programs, such as value based payment, as an alternative to fee for service reimbursement. In October 2016, CMS issued a final rule to implement the Quality Payment Program. Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments. Under PAMA, beginning in federal fiscal year 2019, Medicare payment rates are now partially based on SNFs' performance scores on a hospital readmissions measure as part of CMS's new SNF Value Based Purchasing Program. Moreover, under the IMPACT Act, SNFs are required to report certain quality measures, resource use measures and certain patient assessment data in a standardized and interoperable format. SNFs that fail to comply with the reporting requirements are subject to a 2.0% reduction in their Medicare payment rates. Beginning in October 2018, HHS made SNF reported data publicly available on its Nursing Home Compare website. We cannot predict the impact of these quality driven payment reforms, but they may be material to and adversely affect our and our managers' and tenants' future results of operations. In addition, we cannot predict the impact of more quality data becoming publicly available, but if we and our managers and tenants of our senior living communities do not achieve and maintain high quality of care, the overall attractiveness of our communities to potential residents could decrease.
Risks Related to Our Relationships with RMR Inc., RMR LLC and Five Star
We are dependent upon RMR LLC to manage our business and implement our growth strategy and Five Star to manage our senior living communities.
We have no employees. Personnel and services that we require are provided to us by RMR LLC pursuant to our management agreements with RMR LLC. Our ability to achieve our business objectives depends on RMR LLC and its ability to effectively manage our properties, to appropriately identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR LLC's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR LLC or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. In the event RMR LLC is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR LLC under our management agreements, and as a result our expenses may increase. In addition, we depend on Five Star to manage our senior living communities. See “—Risks Related to our Business—We are dependent on Five Star for the operation of most of our senior living communities."
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
Our management structure and agreements and relationships with RMR LLC and RMR LLC's and its controlling shareholder's relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.
RMR LLC is a subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC.  RMR LLC or its subsidiary also acts as the manager for four other Nasdaq listed REITs: OPI, which primarily owns office properties leased to single tenants and high credit quality tenants, including government tenants; ILPT, which owns industrial and logistics properties; SVC, which owns a diverse portfolio of hotels and net lease service and necessity based retail properties; and TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, the manager of our managed senior living communities and of which we own 33.9% of its outstanding common shares as of January 1, 2020; TA, which operates and franchises travel centers, truck repair facilities and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise boats. A subsidiary of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which invests in securities of real estate companies that are not managed by RMR LLC. Mr. Portnoy serves as chair of the board of trustees or board of directors, as applicable, of OPI, ILPT, SVC, Five Star and TA and as managing director, managing trustee, director or trustee, as applicable, of the companies managed by RMR LLC or its subsidiaries.
Jennifer F. Francis, our President and Chief Operating Officer, Richard W. Siedel, Jr., our Chief Financial Officer and Treasurer, and Jennifer B. Clark, our Secretary and one of our Managing Trustees, are also officers and employees of RMR LLC. Mr. Siedel is also the chief financial officer and treasurer of ILPT. Mses. Francis and Clark and Mr. Siedel have duties to RMR LLC, and Mr. Siedel has duties to ILPT, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates, or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2019, Adam Portnoy beneficially owned, in aggregate, 1.1% of our outstanding common shares, 35.3% of outstanding Five Star common shares (6.3% as of January 1, 2020) (including through ABP Trust), 1.2% of ILPT's outstanding common shares, 1.5% of OPI's outstanding common shares, 2.3% of RIF's outstanding common shares, 1.1% of SVC's outstanding common shares, 4.0% of TA's outstanding common shares (including through RMR LLC) and 19.5% of TRMT's outstanding common shares (including through Tremont Realty Advisors LLC); and we owned 8.2% of outstanding Five Star common shares (33.9% as of January 1, 2020). Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships could give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
Our management agreements were not negotiated on an arm's length basis and their fee and expense structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements were not negotiated on an arm's length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm's length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC's incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel and our share of RMR LLC's costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC's incentive to efficiently manage those costs, which may increase our costs.

The termination of our management agreements may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days' written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.
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
Five Star was originally organized as our subsidiary. We distributed substantially all of our Five Star common shares to our shareholders on December 31, 2001. RMR LLC provides management services to both us and Five Star. Adam Portnoy, the Chair of our Board and one of our Managing Trustees, as the sole trustee of ABP Trust, is a significant stockholder of Five Star, beneficially owning 6.3% of outstanding Five Star common shares as of January 1, 2020. Five Star manages most of our senior living communities. In addition, Mr. Portnoy is the chair of Five Star's board of directors and one of its managing directors and our other Managing Trustee, Jennifer B. Clark, is Five Star's other managing director and secretary.
The historical and continuing relationships which we, RMR LLC and Adam Portnoy have with Five Star could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. As a result of these relationships, our agreements with Five Star were not negotiated on an arm's length basis between unrelated parties, and therefore may not be as favorable to us as they would have been if they were negotiated on an arm's length basis between unrelated parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
We may not realize the benefits we expect from our investment in Five Star common shares.
Pursuant to the Transaction Agreement, we received additional Five Star common shares as of January 1, 2020, that increased our percentage ownership of Five Star common shares to 33.9%, up from our previous percentage ownership of 8.2%. We paid $75.0 million to Five Star for those additional shares by assuming certain of Five Star's working capital liabilities. Our investment in Five Star is subject to various risks, including, among others, the highly competitive nature of the senior living industry; medical advances and healthcare services that allow some potential residents to defer the time when they require the special services available at senior living communities that Five Star manages; low unemployment in the United States combined with a competitive labor market within the senior living industry that are increasing our and Five Star's employment costs, including labor costs that Five Star incurs and which we are not obligated to fund or reimburse; significant regulatory requirements imposed on Five Star's business; and other factors. Many of these factors are beyond our and Five Star's control. As a result, we may not realize the benefits we expect from our investment in Five Star common shares, and we could incur losses from our investment.

We may be required to pay a substantial termination fee to Five Star if Five Star terminates the New Management Agreements due to our default.
Under the New Management Agreements, if Five Star terminates such management agreements due to certain defaults by us, we are required to pay Five Star a termination fee equal to the present value of the base management fees that we would have paid to Five Star and the allocated incentive fee for the applicable communities, if any, between the date of termination and the scheduled initial expiration date of such management agreements (but not for a period exceeding 10 years), with such amounts determined based on the average base management and incentive fees for the applicable communities for each of the three calendar years ended prior to the date of termination. Further, the payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay distributions to our shareholders.
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from these transactions.
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR LLC or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of Five Star, RMR Inc. or other related parties may challenge any such related party transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management's attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR Inc., RMR LLC, Five Star, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections and votes on our say on pay, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of our management's attention and could have a material adverse impact on our reputation and business.
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
Shareholder litigation against us or our Trustees, officers, employees, managers or other agents may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.
Our shareholders agree, by virtue of becoming shareholders, that they are bound by our governing documents, including the arbitration provisions of our bylaws, as they may be amended from time to time. Our bylaws provide that certain actions by one or more of our shareholders against us or any of our Trustees, officers, employees, managers or other agents, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our Trustees, officers, employees, managers or other agents, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against us or our Trustees, officers, employees, managers or other agents, including, for example, claims alleging violations of federal securities laws or breach of fiduciary duties or similar director or officer duties under Maryland law, if we or any of our Trustees, officers, employees, managers or other parties against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our shareholders would be required to pursue such claims through binding and final arbitration.

Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws' arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys' fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder's attorneys. The arbitration provisions of our bylaws may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Trustees, officers, employees, managers or other agents. Our agreements with Five Star and RMR LLC have similar arbitration provisions to those in our bylaws.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders' ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, employees, managers or agents.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by shareholders against us or any Trustee, officer, manager, agent or employee of ours, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder's ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, employees, managers or agents, which may discourage lawsuits against us and our Trustees, officers, employees, managers or agents.
We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
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
If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility and term loan agreements, we may be subject to material amounts of federal and state income taxes, our cash available for distribution to our shareholders could be reduced, and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
Distributions to shareholders generally will not qualify for reduced tax rates applicable to “qualified dividends.”
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
REIT distribution requirements could adversely affect us and our shareholders.
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
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm's length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm's length. Any of these taxes would decrease cash available for distribution to our shareholders.
If arrangements involving our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify for taxation as a REIT under the IRC or be subject to significant penalty taxes.
We lease most of our properties to our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm's length bases so that we and our TRSs will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income test failures, significant penalty taxes may still be imposed.
For those TRS arrangements intended to comply with the REIT qualification and taxation rules under the IRC, a number of requirements must be satisfied, including:

•	our TRSs may not directly or indirectly operate or manage a healthcare facility, as defined by the IRC;

•	the leases to our TRSs must be respected as true leases for federal income tax purposes and not as service contracts, partnerships, joint ventures, financings or other types of arrangements;

•	the leased properties must constitute qualified healthcare properties (including necessary or incidental property) under the IRC;

•
our leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified healthcare properties for any person unrelated to us; and

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
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification to us and our shareholders.

Risks Related to Our Securities
Our distributions to our shareholders may decline.
Following entry into the Transaction Agreement with Five Star, due to the lower cash flow we received, or expect to receive, from our senior living communities operated by Five Star, on April 18, 2019, we lowered our regular quarterly distribution rate to $0.15 per common share, or at an annual rate of $0.60 per common share. We intend to continue to make regular quarterly distributions to our shareholders. However:

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

For these reasons, among others, our distribution rate may continue to decline or we may cease making distributions to our shareholders.
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
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease its federal funds rate and may continue to make adjustments in the near future. If the U.S. Federal Reserve increases interest rates or if there is a market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
Further issuances of equity securities may be dilutive to current shareholders.
The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future acquisitions, to repay indebtedness or for other reasons. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares.
The Notes are structurally subordinated to the payment of all indebtedness and other liabilities and any preferred equity of our subsidiaries.
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries' creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2019, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $880.0 million.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2019, we had $694.7 million in secured debt, net of unamortized debt issuance costs, premiums and discounts.
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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. In May 2019, our senior unsecured debt rating was downgraded by Moody's Investors Service following our announcement of the Restructuring Transaction. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our cost and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
Redemption may adversely affect noteholders' return on the Notes.
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
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
At December 31, 2019, we had real estate investments in 424 properties. These investments represent gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, totaling $8.4 billion at December 31, 2019. As of December 31, 2019, 11 properties with gross book value of real estate assets of $1.3 billion and a net book value of $859.0 million were subject to secured financing and capital lease obligations with an aggregate principal balance of $698.2 million, of which $620.0 million is related to a joint venture arrangement in which we own a 55% equity interest.

The following table summarizes certain information about our properties as of December 31, 2019. All dollar amounts are in thousands:

	Office Portfolio			Senior Housing Operating Portfolio			All Other			Consolidated
State	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value
AL	—	$—	$—	8	$94,554	$73,102	—	$—	$—	8	$94,554	$73,102
AR	—	—	—	3	42,184	27,777	—	—	—	3	42,184	27,777
AZ	4	63,980	49,241	6	134,403	87,010	1	3,510	2,196	11	201,893	138,447
CA	12	566,456	438,387	12	233,389	177,273	1	7,279	5,048	25	807,124	620,708
CO	2	20,118	13,548	1	51,095	44,295	2	18,555	13,896	5	89,768	71,739
CT	1	7,474	5,364	—	—	—	—	—	—	1	7,474	5,364
DC	2	99,392	82,024	—	—	—	—	—	—	2	99,392	82,024
DE	—	—	—	6	97,365	65,143	—	—	—	6	97,365	65,143
FL	7	39,519	29,154	17	541,811	377,471	2	12,326	11,247	26	593,656	417,872
GA	5	73,378	50,716	22	283,385	198,674	5	96,853	76,923	32	453,616	326,313
HI	1	77,308	61,464	—	—	—	—	—	—	1	77,308	61,464
ID	—	—	—	—	—	—	2	21,340	16,407	2	21,340	16,407
IL	4	68,994	47,929	11	175,501	113,226	1	20,641	15,073	16	265,136	176,228
IN	1	21,972	13,747	11	166,789	125,433	2	68,767	55,070	14	257,528	194,250
KS	2	61,388	41,847	3	58,439	39,272	—	—	—	5	119,827	81,119
KY	—	—	—	9	101,352	61,200	—	—	—	9	101,352	61,200
MA	10	1,295,579	860,634	1	31,853	20,739	—	—	—	11	1,327,432	881,373
MD	3	45,784	32,355	11	240,932	178,609	1	20,964	16,253	15	307,680	227,217
MI	—	—	—	—	—	—	5	15,942	10,018	5	15,942	10,018
MN	9	115,138	86,108	1	50,881	36,206	2	6,319	3,991	12	172,338	126,305
MO	3	138,081	98,592	5	68,678	48,803	—	—	—	8	206,759	147,395
MS	—	—	—	2	2,601	2,601	—	—	—	2	2,601	2,601
MT	—	—	—	—	—	—	1	32,582	25,996	1	32,582	25,996
NC	2	60,078	46,216	16	223,693	179,121	1	6,839	4,291	19	290,610	229,628
NE	—	—	—	1	7,568	5,219	1	26,702	20,440	2	34,270	25,659
NJ	—	—	—	4	113,387	80,246	—	—	—	4	113,387	80,246
NM	2	38,846	29,892	1	32,655	21,287	3	33,303	23,533	6	104,804	74,712
NV	—	—	—	2	82,643	63,082	—	—	—	2	82,643	63,082
NY	3	84,478	61,585	1	113,955	90,312	—	—	—	4	198,433	151,897
OH	3	27,703	19,725	1	44,608	29,201	1	4,204	1,850	5	76,515	50,776
OR	—	—	—	1	45,825	45,256	—	—	—	1	45,825	45,256
PA	6	73,521	55,133	9	95,061	63,350	2	3,535	2,255	17	172,117	120,738
SC	3	22,191	14,970	18	184,040	137,670	2	3,935	2,529	23	210,166	155,169
TN	1	9,491	6,585	14	162,745	131,992	2	15,667	12,050	17	187,903	150,627
TX	11	242,255	172,296	13	344,425	248,928	1	20,502	15,408	25	607,182	436,632
VA	8	121,094	84,955	12	141,075	100,928	—	—	—	20	262,169	185,883
WA	2	38,226	26,515	—	—	—	4	33,585	24,268	6	71,811	50,783
WI	10	169,236	128,620	10	134,334	101,015	—	—	—	20	303,570	229,635
Total	117	3,581,680	2,557,602	232	4,101,226	2,974,441	42	473,350	358,742	391	8,156,256	5,890,785
Held for Sale	21	158,572	133,124	12	105,795	63,218	—	—	—	33	264,367	196,342
Grand Total	138	$3,740,252	$2,690,726	244	$4,207,021	$3,037,659	42	$473,350	$358,742	424	$8,420,623	$6,087,127
(1)     Represents the gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.

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
PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are traded on Nasdaq (symbol: DHC).
As of February 26, 2020, there were 1,586 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended December 31, 2019:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 2019	234	$7.44	—	$—
Total	234	$7.44	—	$—

(1)
These common share withholding and purchases were made to satisfy tax withholding and payment obligations of a former employee of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6.  Selected Financial Data.
The following table sets forth selected financial data for the periods and dates indicated. Comparative results are affected by property acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Amounts in the table below (but not the footnotes to the table) are in thousands, except per share data.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Income (Loss) Statement Data:
Rental income	$606,558	$700,641	$681,022	$666,200	$630,899
Residents fees and services(1)	$433,597	$416,523	$393,707	$391,822	$367,874
Net (loss) income(2)(3)	$(82,878)	$292,414	$151,803	$141,295	$123,968
Net (loss) income attributable to common shareholders	$(88,234)	$286,872	$147,610	$141,295	$123,968
Common distributions declared(4)	$(199,719)	$370,786	$370,641	$370,518	$369,468
Weighted average shares outstanding (basic)	237,604	237,511	237,420	237,345	232,931
Weighted average shares outstanding (diluted)	237,604	237,546	237,452	237,382	232,963
Basic and Diluted Per Common Share Data:
Net (loss) income(2)(3)	$(0.37)	$1.21	$0.62	$0.60	$0.53
Cash distributions declared to common shareholders(4)	$0.84	$1.56	$1.56	$1.56	$1.56	(5)
Balance Sheet Data:
Real estate properties, at undepreciated cost, net of impairment losses	$7,461,586	$7,876,300	$7,824,763	$7,617,547	$7,456,940
Total assets (6)	$6,653,826	$7,160,426	$7,294,019	$7,227,754	$7,160,090
Total indebtedness (6)	$3,501,661	$3,648,417	$3,674,526	$3,714,465	$3,479,136
Total equity	$2,877,050	$3,179,870	$3,277,188	$3,199,405	$3,359,760

(1)
Includes residents fees and services primarily earned from the provision of housing and services to the residents of our third party managed senior living communities. We recognize residents fees and services as the housing and services are provided.

(2)
Includes asset impairment charges of $115.2 million ($0.48 per basic and diluted share) and losses on equity securities, net, of $41.9 million ($0.18 per basic and diluted share) in 2019. Includes asset impairment charges of $66.3 million ($0.28 per basic and diluted share) and losses on equity securities, net of $20.7 million ($0.09 per basic and diluted share) in 2018. Includes asset impairment charges of $5.1 million ($0.02 per basic and diluted share) and losses on early extinguishment of debt of $7.6 million ($0.03 per basic and diluted share) in 2017. Includes asset impairment charges of $18.7 million ($0.08 per basic and diluted share) in 2016. Includes a loss on distribution to common shareholders of RMR Inc. common stock of $38.4 million ($0.16 per basic and diluted share), asset impairment charges of $0.2 million (less than $0.01 per basic and diluted share) and losses on early extinguishment of debt of $1.9 million ($0.01 per basic and diluted share) in 2015.

(3)
Includes gain on sale of properties of $39.7 million ($0.17 per basic and diluted share) in 2019. Includes gain on sale of properties of $261.9 million ($1.10 per basic and diluted share) in 2018. Includes gain on sale of properties of $46.1 million ($0.19 per basic and diluted share) in 2017. Includes gain on sale of properties of $4.1 million ($0.02 per basic and diluted share) in 2016.

(4)
On January 16, 2020, we declared a regular quarterly distribution payable to common shareholders of record on January 27, 2020 in the amount of $0.15 per share, or approximately $35.7 million. We paid this distribution on February 20, 2020.

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
We are a REIT organized under Maryland law. As of December 31, 2019, we owned 424 properties, including 33 properties classified as held for sale, located in 39 states and Washington, D.C., including one life science property owned in a joint venture arrangement in which we own a 55% equity interest. At December 31, 2019, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $8.4 billion, including $264.4 million of gross book value classified as held for sale in our consolidated balance sheet.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per unit or square foot data):

(As of December 31, 2019)	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	2019 Revenues (3)	% of 2019 Revenues	2019 NOI(3)(4)	% of 2019 NOI
Office Portfolio(5)	138	11,878,421	sq. ft.	$3,740,252	44.4%	$315	$405,016	38.9%	$272,668	49.5%
SHOP (6)	244	29,013	units	4,207,021	50.0%	$145,005	571,495	54.9%	214,773	39.0%
Other triple net leased senior living communities (7)	32	2,605	units	295,240	3.5%	$113,336	44,919	4.3%	44,919	8.2%
Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	18,725	1.9%	18,725	3.3%
Total	424			$8,420,623	100.0%		$1,040,155	100.0%	$551,085	100.0%

	Occupancy
	As of and for the Year Ended December 31,
	2019	2018
Office Portfolio (8)	92.2%	94.5%
SHOP (6)(9)	85.1%	86.2%
Other triple net leases senior living communities (9)(10)	88.2%	88.4%
Wellness centers	100.0%	100.0%

(1)
Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment writedowns, if any. Amounts include $264,367 of gross book value of 33 properties classified as held for sale as of December 31, 2019, which amounts are included in assets of properties held for sale in our consolidated balance sheet.

(2)	Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at December 31, 2019.

(3)
Includes $23,802 of revenues and $22,699 of NOI from properties sold during the year ended December 31, 2019 and $53,223 of revenues and $24,165 of NOI from properties classified as held for sale as of December 31, 2019.

(4)
NOI is defined and calculated by reportable segment. Our definition of NOI and our reconciliation of net income (loss) attributable to common shareholders to NOI are included below under the heading “Non-GAAP Financial Measures”.

(5)
Our medical office and life science property leases include some triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible for the operation and maintenance of the properties and we charge tenants for some or all of the property operating costs. A small percentage of our medical office and life science property leases are full-service leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(6)
Includes communities that were leased to Five Star and communities that were managed by Five Star for our account as of December 31, 2019. Pursuant to the Restructuring Transaction, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with new management and omnibus agreements, or the New Management Agreements, as of January 1, 2020, for all of our senior living communities operated by Five Star.

(7)	Triple net leased senior living communities that were leased to Five Star as of December 31, 2019 are included in our SHOP segment.

(8)
Medical office and life science property occupancy data is as of December 31, 2019 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.

(9)
Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale and data for which there was a transfer of operations during the periods presented.

(10)
Operating data for other triple net leased senior living communities leased to third party operators other than Five Star and wellness centers are presented based upon the operating results provided by our tenants and managers for the 12 months ended September 30, 2019 and 2018, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data. Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale, and data for which there was a transfer of operations during the periods presented.

In connection with the Restructuring Transaction, as discussed below, we determined to redefine our reportable segments to better reflect our current operating environment. As of December 31, 2019, we report under the following two segments: Office Portfolio and SHOP. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. In addition, our SHOP segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and from which we received rents from Five Star until January 1, 2020. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the New Management Agreements for all of our senior living communities operated by Five Star.
We also continue to report “non-segment” operations, which consists of triple net leased senior living communities that are leased to operators other than Five Star from which we receive rents and wellness centers.
Office Portfolio
As of December 31, 2019, we owned 138 medical office and life science properties located in 27 states and Washington, D.C. These properties have a total of 11.9 million square feet. During the year ended December 31, 2019, we entered into lease renewals for 1,255,512 square feet and new leases for 261,960 square feet at our medical office and life science properties. The weighted average annual rental rate for leases entered during 2019 was $29.64 per square foot, which was 5.1% higher than the previous weighted average annual rental rate for the same space. Weighted (by annualized rental income) average lease term for leases entered during 2019 was 10.2 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered during 2019 totaled $37.4 million, or $24.66 per square foot on average (approximately $2.69 per square foot per year of the lease term).

As of December 31, 2019, lease expirations at our medical office and life science properties in our Office Portfolio segment are as follows (dollars in thousands):

Year	Number of Tenants	Square Feet(1)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(2)	Percent of Total	Cumulative Percent of Total
2020	135	1,035,986	9.5%	9.5%	$29,387	7.7%	7.7%
2021	97	889,029	8.1%	17.6%	29,203	7.7%	15.4%
2022	109	1,289,076	11.8%	29.4%	36,459	9.6%	25.0%
2023	58	1,038,299	9.5%	38.9%	20,610	5.4%	30.4%
2024	82	1,839,074	16.8%	55.7%	50,404	13.3%	43.7%
2025	53	920,957	8.4%	64.1%	21,612	5.7%	49.4%
2026	34	695,274	6.3%	70.4%	21,243	5.6%	55.0%
2027	27	470,907	4.3%	74.7%	11,255	3.0%	58.0%
2028	17	1,440,951	13.2%	87.9%	113,790	30.0%	88.0%
2029 and thereafter	52	1,332,849	12.1%	100.0%	45,909	12.0%	100.0%
Total	664	10,952,402	100.0%		$379,872	100.0%

Weighted average remaining lease term (in years)		5.5			6.4

(1)	Includes 100% of square feet from a property owned in a joint venture arrangement in which we own a 55% equity interest.

(2)
Annualized rental income is based on rents pursuant to existing leases as of December 31, 2019, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties. Annualized rental income also includes 100% of rental income as reported under GAAP from a property owned in a joint venture arrangement in which we own a 55% equity interest.

The following table presents information concerning our medical office and life science property tenants that represent 1% or more of total medical office and life science property annualized rental income as of December 31, 2019 (dollars in thousands):

Tenant	Square Feet Leased	Percent of Total Square Feet Leased	Annualized Rental Income(1)	Percent of Total Annualized Rental Income(1)	Lease Expiration
Vertex Pharmaceuticals Inc. (2)	1,082,417	9.9%	$94,956	25.0%	2028
Advocate Aurora Health	643,499	5.9%	16,896	4.4%	2024
Cedars-Sinai Medical Center	145,065	1.3%	15,265	4.0%	2020 - 2032
Ology Bioservices, Inc.	165,586	1.5%	8,324	2.2%	2041
HCA Holdings, LLC	226,603	2.1%	7,182	1.9%	2020 - 2029
Medtronic, Inc.	376,828	3.4%	6,983	1.8%	2020 - 2022
Iqvia Holdings Inc.	176,839	1.6%	5,379	1.4%	2023
Magellan Health Inc.	232,521	2.1%	4,496	1.2%	2025
Sonova Holding AG	146,385	1.3%	4,459	1.2%	2024
Boston Children's Hospital	99,063	0.9%	4,456	1.2%	2028
Abbvie Inc.	197,976	1.8%	4,395	1.2%	2021
Seattle Genetics, Inc.	144,900	1.3%	4,037	1.1%	2024
Tokio Marine Holdings Inc.	81,072	0.7%	3,949	1.0%	2020 - 2033
Cigna Holding Co.	219,644	2.0%	3,914	1.0%	2024
United Healthcare Services, Inc.	149,719	1.4%	3,898	1.0%	2026
Duke University	126,225	1.2%	3,686	1.0%	2024
PerkinElmer, Inc.	105,462	1.0%	3,681	1.0%	2028
New York University	115,303	1.1%	3,654	1.0%	2020 - 2027
All other	6,517,295	59.5%	180,262	47.4%	2020 - 2035
Totals	10,952,402	100.0%	$379,872	100.0%

(1)
Annualized rental income is based on rents pursuant to existing leases as of December 31, 2019, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.

(2)	The property leased by this tenant is owned by a joint venture arrangement in which we own a 55% equity interest. Rental income presented includes 100% of rental income as reported under GAAP.
Senior Housing Operating Portfolio
As of December 31, 2019, Five Star operated 244 of our senior living communities in our SHOP segment, of which 166 communities were leased to Five Star and 78 communities were managed by Five Star for our account. Pursuant to the Restructuring Transaction, effective January 1, 2020, or the Conversion Time, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the New Management Agreements for all of our senior living communities operated by Five Star. The Conversion is a significant change in our historical arrangements with Five Star and may result in our realizing significantly different operating results from our senior living communities in the future, including increased variability.
Also pursuant to the Restructuring Transaction, for the period beginning February 1, 2019 through December 31, 2019, the aggregate amount of monthly minimum rent payable to us by Five Star was reduced to $11.0 million as of February 1, 2019, which amount was then reduced during such period to approximately $10.8 million as a result of dispositions, and no additional rent was payable to us by Five Star for the period beginning February 1, 2019 to the Conversion Time. For further information regarding the Restructuring Transaction, the Transaction Agreement and our other business arrangements with Five Star, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

•Pursuant to the New Management Agreements, Five Star will receive
•a management fee equal to 5% of the gross revenues realized at the applicable senior living communities
•plus reimbursement for its direct costs and expenses related to such communities,

•
as well as an annual incentive fee equal to 15% of the amount by which the annual EBITDA of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all communities on a combined basis for such calendar year.

The New Management Agreements expire in 2034, subject to Five Star's right to extend for two consecutive five year terms if Five Star achieves certain performance targets for the combined managed communities portfolio, unless earlier terminated or timely notice of nonrenewal is delivered. The New Management Agreements also provide us with the right to terminate the New Management Agreement for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023); provided we may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination. Pursuant to the Guaranty made by Five Star in favor of our applicable subsidiaries, Five Star has guaranteed the payment and performance of each of its applicable subsidiary's obligations under the applicable New Management Agreements.
For more information regarding our leases and management arrangements with Five Star, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and for more information about our dealings and relationships with Five Star generally, and the risks which may arise as a result of these related person transactions, see “Risk Factors—Risks Related to Our Relationships with RMR Inc., RMR LLC and Five Star” in Part I, Item 1A of this Annual Report on Form 10-K, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part II, Item 7 of this Annual Report on Form 10-K and Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
All Other
As of December 31, 2019, lease expirations at our other triple net leased senior living communities leased to third party operators other than Five Star and wellness centers are as follows (dollars in thousands):

Year	Number of Properties	Number of Units or Square Feet	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2020	—	—	$—	—%	—%
2021	—	—	—	—%	—%
2022	—	—	—	—%	—%
2023	7	131 units and 354,000 sq. ft.	10,591	21.5%	21.5%
2024	4	288 units	4,062	8.3%	29.8%
2025	—	—	—	—%	29.8%
2026	—	—	—	—%	29.8%
2027	4	511 units	4,161	8.5%	38.3%
2028	4	458,000 sq. ft.	10,550	21.4%	59.7%
2029 and thereafter	23	1,675 units	19,847	40.3%	100.0%
Total	42		$49,211	100.0%

(1)
Annualized rental income is based on rents pursuant to existing leases as of December 31, 2019. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.

GENERAL INDUSTRY TRENDS
Our medical office and life science properties have been impacted by at least two major industry trends for the past 10 years which are continuing at this time and that have impacted our investment activities.

First, medical practices are being consolidated into hospital systems. This has caused the number of free standing medical practices to decline. At the same time, the number of multi-practice medical office buildings that are anchor leased by hospital systems who employ doctors has increased. We believe hospital systems will continue the trend of providing an increasing amount of services in off campus medical offices away from main hospital campuses in order to reduce costs and serve as many patients as possible, which is reinforced by consumers' preference for healthcare services to be provided away from hospital campuses and closer to their residence or work locations.
Second, various advances in medical science have caused a large investment in new bio-medical research companies that require office, lab and medical products manufacturing space. We believe that about half of our total investments in our Office Portfolio segment may be considered biotech and life science properties.
We believe that the primary market for senior living services is individuals age 75 and older, and, according to U.S. Census data, that group is projected to be among the fastest growing age cohort in the United States over the next 20 years. Also, as a result of medical advances, seniors are living longer. Due to these demographic trends, we expect the demand for senior living services and housing to increase for the foreseeable future. Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford the resident fees at our senior living communities.
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
In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although there are indications that the rate of newly started developments has recently declined, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on our managers and tenants, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. These competitive challenges may prevent our managers and tenants from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents and returns we may receive and earn from our leased and managed senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline. In response to these competitive pressures, we have invested capital in our existing senior living communities and expect to continue to do so in order that our communities may remain competitive with newer communities.
Recently, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and our managers and tenants. Increased insurance costs may adversely affect our managers' ability to operate our properties profitably and provide us with desirable returns and our tenants' ability to pay us rent or result in downward pressure on rents we can charge under new or renewed leases.
The senior living industry is subject to extensive and frequently changing federal, state and local laws and regulations. For further information regarding these laws and regulations, and possible legislative and regulatory changes, see "Business—Government Regulation and Reimbursement" in Part I, Item 1 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
The following table summarizes the results of operations of each of our segments for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Revenues:
Office Portfolio	$405,016	$412,813	$382,127
SHOP	571,495	629,145	604,246
Non-Segment	63,644	75,206	88,356
Total revenues	$1,040,155	$1,117,164	$1,074,729
Net (loss) income attributable to common shareholders:
Office Portfolio	$68,884	$66,905	$111,199
SHOP	28,446	182,380	162,539
Non-Segment	(185,564)	37,587	(126,128)
Net (loss) income attributable to common shareholders	$(88,234)	$286,872	$147,610
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018:
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the year ended December 31, 2019 to the year ended December 31, 2018. Our definition of NOI and our reconciliation of net income (loss) attributable to common shareholders to NOI and a description of why we believe NOI is an appropriate supplemental measure is included below under the heading “Non-GAAP Financial Measures.”

	For the Year Ended December 31,
	2019	2018	$ Change	% Change
NOI by segment:
Office Portfolio	$272,668	$285,081	$(12,413)	(4.4)%
SHOP	214,773	305,296	(90,523)	(29.7)%
Non-Segment	63,644	75,206	(11,562)	(15.4)%
Total NOI	551,085	665,583	(114,498)	(17.2)%

Depreciation and amortization	289,025	286,235	2,790	1.0%
General and administrative	37,028	85,885	(48,857)	(56.9)%
Acquisition and certain other transaction related costs	13,102	194	12,908	nm
Impairment of assets	115,201	66,346	48,855	73.6%
Gain on sale of properties	39,696	261,916	(222,220)	(84.8)%
Dividend income	1,846	2,901	(1,055)	(36.4)%
Losses on equity securities, net	(41,898)	(20,724)	21,174	100.0%
Interest and other income	941	667	274	41.1%
Interest expense	(180,112)	(179,287)	825	0.5%
Loss on early extinguishment of debt	(44)	(22)	22	100.0%
(Loss) income from continuing operations before income tax expense and equity in earnings of an investee	(82,842)	292,374	(375,216)	(128.3)%
Income tax expense	(436)	(476)	(40)	(8.4)%
Equity in earnings of an investee	400	516	(116)	(22.5)%
Net (loss) income	(82,878)	292,414	(375,292)	(128.3)%
Net income attributable to noncontrolling interest	(5,356)	(5,542)	(186)	(3.4)%
Net (loss) income attributable to common shareholders	$(88,234)	$286,872	$(375,106)	(130.8)%

nm - not meaningful

Office Portfolio:

	Comparable Properties(1)		All Properties
	As of December 31,		As of December 31,
	2019	2018	2019	2018
Total buildings	110	110	138	155
Total square feet(2)	10,303	10,291	11,878	12,600
Occupancy(3)	93.9%	94.9%	92.2%	94.5%

(1)
Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2018, including our life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space remeasurements made subsequent to those periods.

(3)
Medical office and life science property occupancy includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants, and (iii) space being fitted out for occupancy. Comparable property occupancy excludes out of service assets undergoing redevelopment.

	Year Ended December 31,
	Comparable(1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2019	2018	$ Change	% Change	2019	2018	2019	2018	$ Change	% Change
Rental income	$352,002	$352,089	$(87)	0.0%	$53,014	$60,724	$405,016	$412,813	$(7,797)	(1.9)%
Property operating expenses	(116,794)	(111,697)	5,097	4.6%	(15,554)	(16,035)	(132,348)	(127,732)	4,616	3.6%
NOI	$235,208	$240,392	$(5,184)	(2.2)%	$37,460	$44,689	$272,668	$285,081	$(12,413)	(4.4)%

(1)
Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2018, including our life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale, if any.

Rental income. Rental income decreased primarily due to our disposition of 17 properties since January 1, 2018 and a decrease in rental income at our comparable properties, partially offset by an increase in rental income from our acquisitions of four properties since January 1, 2018. Rental income at our comparable properties decreased primarily due to reduced occupancy, partially offset by an increase in tax escalation income and other expense reimbursement income and higher average rents achieved from our new and renewal leasing activity at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. The increase in property operating expenses is primarily the result of increases in real estate taxes and property operating expenses at our comparable properties and the net effect of our property acquisitions and dispositions since January 1, 2018. Property operating expenses at our comparable properties increased primarily due to increases in real estate taxes, insurance expense, salaries and benefit costs and other direct costs of operating our comparable properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties(1)		All Properties
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,
	2019	2018	2019	2018
Total properties	224	224	244	260
# of units	26,065	26,065	29,013	29,745
Occupancy (2)	85.7%	86.3%	85.0%	86.1%
Average monthly rate (2) (3)	4,276	4,270	4,179	4,214

(1)	Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2018; excludes communities classified as held for sale, if any.

(2)	Occupancy and average monthly rate exclude data for senior living communities that were leased prior to January 1, 2020.

(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Year Ended December 31,
	Comparable(1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2019	2018	$ Change	% Change	2019	2018	2019	2018	$ Change	% Change
Rental income	$129,449	$205,185	$(75,736)	(36.9)%	$8,449	$7,437	$137,898	$212,622	$(74,724)	(35.1)%
Residents fees and services	377,782	379,340	(1,558)	(0.4)%	55,815	37,183	433,597	416,523	17,074	4.1%
Property operating expenses	(299,825)	(291,580)	8,245	2.8%	(56,897)	(32,269)	(356,722)	(323,849)	32,873	10.2%
NOI	$207,406	$292,945	$(85,539)	(29.2)%	$7,367	$12,351	$214,773	$305,296	$(90,523)	(29.7)%

(1)	Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2018; excludes communities classified as held for sale, if any.
Rental income. Rental income decreased primarily due to a decrease in rental income at our comparable properties and our disposition of 19 properties since January 1, 2018. Rental income decreased at our comparable properties primarily due to the reduction in the aggregate amount of rent payable to us by Five Star during the year ended December 31, 2019 pursuant to the Restructuring Transaction. See Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for information regarding the Restructuring Transaction.
Residents fees and services. Residents fees and services increased primarily due to our acquisition of five properties and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2018, partially offset by decreases in residents fees and services at our comparable properties. Residents fees and services at our comparable properties decreased primarily due to a decrease in occupancy at certain of our managed senior living communities.
Property operating expenses. Property operating expenses increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2018 as well as an increase in property operating expenses at our comparable properties. Property operating expenses at our comparable properties increased primarily due to increased costs associated with staffing and increased maintenance, room turnover and other costs. Low unemployment and a competitive labor market are expected to continue to increase our staffing costs in 2020.
Net operating income. The change in NOI reflects the net changes in rental income, residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties(2)				All Properties
	As of and For the Year Ended December 31,				As of and For the Year Ended December 31,
	2019		2018		2019		2018
Total properties:
Other triple net leased senior living communities	32		32		32		44
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.65	x	1.74	x	1.65	x	1.74	x
Wellness centers (3)	1.83	x	2.03	x	1.83	x	2.03	x

(1)
Non-segment operations include all of our other operations, including certain senior living communities leased to third party operators other than Five Star, as well as wellness centers, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

(2)
Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2018; excludes properties classified as held for sale, if any.

(3)
All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended September 30, 2019 and 2018 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

	Year Ended December 31,
	Comparable(1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2019	2018	$ Change	% Change	2019	2018	2019	2018	$ Change	% Change
Rental income	$49,446	$48,928	$518	1.1%	$14,198	$26,278	$63,644	$75,206	$(11,562)	(15.4)%
NOI	$49,446	$48,928	$518	1.1%	$14,198	$26,278	$63,644	$75,206	$(11,562)	(15.4)%

(1)
Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2018; excludes properties classified as held for sale, if any.

Rental income. Rental income decreased primarily due to the sale of 15 senior living communities leased to private operators and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2018, partially offset by increased rents resulting from our purchase of improvements at our comparable properties since January 1, 2018 and increased rents due to consumer price index adjustments pursuant to leases at certain of our wellness centers.
Net operating income. The change in NOI reflects the net changes in rental income described above.
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2019, compared to the year ended December 31, 2018.
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to our acquisitions of nine properties and the purchase of capital improvements at certain of our properties since January 1, 2018, partially offset by our disposition of 51 properties, certain depreciable leasing related assets becoming fully depreciated and certain of our acquired resident agreements becoming fully amortized since January 1, 2018.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in business management incentive fees as a result of no incentive fees recognized for 2019, compared to $40,642 of business management incentive fees that we recognized during 2018. In addition, we recognized a decrease in our base business management fees expense as a result of lower trading prices for our common shares during 2019 compared to 2018.
Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs primarily represents costs incurred in connection with the Restructuring Transaction.
Impairment of assets. For further information about our asset impairment charges, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gain on sale of properties. Gain on sale of properties is the result of our sale of certain office properties and senior living communities during 2019 and 2018. For further information regarding gain on sale of properties, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Dividend income. The decrease in dividend income is the result of our sale of all of the RMR Inc. class A common stock that we owned on July 1, 2019, partially offset by an increase in dividends per share paid by RMR Inc. during 2019 compared to 2018.
Losses on equity securities, net. Losses on equity securities, net, represents the net unrealized gains and losses to adjust our investment in Five Star and RMR Inc. to their fair values.
Interest and other income.  The increase in interest and other income is primarily due to an increase in average investable cash on hand and restricted cash.

Interest expense.  Interest expense increased primarily due to an increase in borrowings under our revolving credit facility and changes in LIBOR, resulting in an increase in interest expense with respect to our floating rate debt. In addition, interest expense increased due to our February 2018 issuance of $500,000 of 4.75% senior unsecured notes due 2028. These increases were partially offset by our redemption in May 2019 of our $400,000 of 3.25% senior unsecured notes due 2019, our prepayment in December 2019 of our $350,000 term loan and a lower interest rate on our new $250,000 term loan obtained in December 2019.
Loss on early extinguishment of debt.  We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage debts and of our $350,000 term loan.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions that is subject to state income taxes.
Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017:
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the year ended December 31, 2018 to the year ended December 31, 2017. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure is included below under the heading “Non-GAAP Financial Measures.”

	For the Year Ended December 31,
	2018	2017	$ Change	% Change
NOI by segment:
Office Portfolio	$285,081	$269,197	$15,884	5.9%
SHOP	305,296	303,684	1,612	0.5%
Non-Segment	75,206	88,356	(13,150)	(14.9)%
Total NOI	665,583	661,237	4,346	0.7%

Depreciation and amortization	286,235	276,861	9,374	3.4%
General and administrative	85,885	103,694	(17,809)	(17.2)%
Acquisition and certain other transaction related costs	194	403	(209)	(51.9)%
Impairment of assets	66,346	5,082	61,264	nm
Gain on sale of properties	261,916	46,055	215,861	nm
Dividend income	2,901	2,637	264	10.0%
Unrealized losses on equity securities, net	(20,724)	—	20,724	100.0%
Interest and other income	667	406	261	64.3%
Interest expense	(179,287)	(165,019)	(14,268)	8.6%
Loss on early extinguishment of debt	(22)	(7,627)	7,605	(99.7)%
Income from continuing operations before income tax expense and equity in earnings of an investee	292,374	151,649	140,725	92.8%
Income tax expense	(476)	(454)	22	4.8%
Equity in earnings of an investee	516	608	(92)	(15.1)%
Net income	292,414	151,803	140,611	92.6%
Net income attributable to noncontrolling interest	(5,542)	(4,193)	1,349	32.2%
Net income attributable to common shareholders	$286,872	$147,610	$139,262	94.3%

nm - not meaningful

Office Portfolio:

	Comparable Properties(1)		All Properties
	As of December 31,		As of December 31,
	2018	2017	2018	2017
Total buildings	143	143	155	151
Total square feet(2)	11,402	11,402	12,600	12,066
Occupancy(3)	94.1%	94.9%	94.5%	95.0%

(1)
Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2017, including our life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale, if any.

(2)	Prior periods exclude space remeasurements made subsequent to those periods.

(3)
Medical office and life science property occupancy includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants, and (iii) space being fitted out for occupancy.

	Year Ended December 31,
	Comparable(1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2018	2017	$ Change	% Change	2018	2017	2018	2017	$ Change	% Change
Rental income	$380,937	$375,999	$4,938	1.3%	$31,876	$6,128	$412,813	$382,127	$30,686	8.0%
Property operating expenses	(116,147)	(110,618)	5,529	5.0%	(11,585)	(2,312)	(127,732)	(112,930)	14,802	13.1%
NOI	$264,790	$265,381	$(591)	(0.2)%	$20,291	$3,816	$285,081	$269,197	$15,884	5.9%

(1)
Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2017, including our life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale, if any.

Rental income. Rental income increased primarily due to rental income from the ten medical office and life science properties we acquired since January 1, 2017 and an increase in rental income at our comparable properties. Rental income at our comparable properties increased primarily due to an increase in tax escalation income and other expense reimbursement income at certain of our comparable properties, partially offset by a decrease in occupancy at certain of our comparable properties.
Property operating expenses. The increase in property operating expenses is primarily the result of our property acquisitions and an increase in property operating expenses at our comparable properties. Property operating expenses at our comparable properties increased primarily due to increases in real estate taxes and other direct costs of operating these properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties(1)		All Properties
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,
	2018	2017	2018	2017
Total properties	252	252	260	255
# of units	28,809	28,809	29,745	29,176
Occupancy (2)	86.0%	85.8%	86.1%	85.8%
Average monthly rate (2) (3)	4,266	4,279	4,214	4,279

(1)	Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2017; excludes communities classified as held for sale, if any.

(2)	Occupancy and average monthly rate exclude data for senior living communities that were leased prior to January 1, 2020.

(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Year Ended December 31,
	Comparable(1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2018	2017	$ Change	% Change	2018	2017	2018	2017	$ Change	% Change
Rental income	$212,467	$210,155	$2,312	1.1%	$155	$384	$212,622	$210,539	$2,083	1.0%
Residents fees and services	393,759	393,602	157	0.0%	22,764	105	416,523	393,707	22,816	5.8%
Property operating expenses	(306,886)	(300,347)	6,539	2.2%	(16,963)	(215)	(323,849)	(300,562)	23,287	7.7%
NOI	$299,340	$303,410	$(4,070)	(1.3)%	$5,956	$274	$305,296	$303,684	$1,612	0.5%

(1)	Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2017; excludes communities classified as held for sale, if any.
Rental income. Rental income increased primarily due to an increase in rents at our comparable properties, partially offset by the sale of one senior living community previously leased to Five Star since January 1, 2017. Rental income at our comparable properties increased primarily due to increased rents resulting from our purchase of capital improvements since January 1, 2017.
Residents fees and services. Residents fees and services increased primarily due to our acquisition of four properties and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2017 as well as increases in residents fees and services at our comparable properties. Residents fees and services at our comparable properties increased modestly year over year on a comparable property basis primarily due to an increase in occupancy, partially offset by a decline in average monthly rates.
Property operating expenses. Property operating expenses increased primarily due to our acquisitions and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2017 as well as increases at our comparable properties. Property operating expenses at our comparable properties increased primarily due to increased costs associated with staffing and increased room turnover and maintenance costs.
Net operating income. The change in NOI reflects the net changes in rental income, residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties(2)				All Properties
	As of and For the Year Ended December 31,				As of and For the Year Ended December 31,
	2018		2017		2018		2017
Total properties:
Other triple net leased senior living communities	44		44		44		50
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.42	x	1.50	x	1.42	x	1.50	x
Wellness centers (3)	2.01	x	1.76	x	2.01	x	1.76	x

(1)
Non-segment operations include all of our other operations, including certain senior living communities leased to third party operators other than Five Star, as well as wellness centers, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any operating expenses that are not attributable to a specific reporting segment.

(2)
Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2017; excludes properties classified as held for sale, if any.

(3)
All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended September 30, 2018 and 2017 or the most recent prior period for which tenant operating results was available to us as of the date we filed our Annual Report on Form 10-K for the year ended December 31, 2018. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

	Year Ended December 31,
	Comparable(1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2018	2017	$ Change	% Change	2018	2017	2018	2017	$ Change	% Change
Rental income	$67,366	$67,027	$339	0.5%	$7,840	$21,329	$75,206	$88,356	$(13,150)	(14.9)%
NOI	$67,366	$67,027	$339	0.5%	$7,840	$21,329	$75,206	$88,356	$(13,150)	(14.9)%

(1)
Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2017; excludes properties classified as held for sale, if any.

Rental income. Rental income decreased primarily due to reduced rental income resulting from the sale of five senior living communities leased to private operators and the transfer of certain senior living communities we own from triple net leased senior living communities to managed senior living communities since January 1, 2017, partially offset by increased rents resulting from our acquisition of two properties and the purchase improvements at our comparable properties since January 1, 2017.
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2018, compared to the year ended December 31, 2017.
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to our acquisitions of 16 properties and the purchase of capital improvements since January 1, 2017, partially offset by our disposition of six senior living communities since January 1, 2017.
General and administrative expense.  General and administrative expense decreased primarily due to a decrease in business management incentive fees. We recognized business management incentive fees of $40,642 during 2018 as a result of our total shareholder return, as defined, exceeding the returns for the SNL U.S. REIT Healthcare index over the applicable measurement period by 9.6%, compared to $55,740 of business management incentive fees recognized during 2017. In addition, we recognized a decrease in our base business management fees expense as a result of lower trading prices for our common shares during 2018 compared to 2017.
Acquisition and certain other transaction related costs.   Acquisition and certain other transaction related costs include legal and diligence costs incurred in connection with our acquisition, disposition and operations transaction activities that we expensed under GAAP.
Impairment of assets. For further information about our asset impairment charges, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gain on sale of properties. Gain on sale of properties is the result of our sale of five senior living communities during 2018 and one senior living community in December 2017 and a permanent land eminent domain taking at our wellness center in Romeoville, Illinois that occurred in 2017.
Dividend income. Dividend income reflects cash dividends received from our investment in RMR Inc.
Unrealized losses on equity securities. Unrealized losses on equity securities represents the net unrealized losses to adjust our investments in RMR Inc. and Five Star to their fair value as of December 31, 2018 in accordance with a change in GAAP standards effective January 1, 2018. We sold our investment in RMR Inc. on July 1, 2019.
Interest and other income.  The increase in interest and other income is primarily due to an increase in average investable cash on hand and restricted cash.
Interest expense. Interest expense increased primarily due to our February 2018 issuance of $500,000 of 4.75% senior unsecured notes due 2028, changes in LIBOR impacting our floating rate debt and our assumption of certain mortgage notes in connection with our acquisitions since January 1, 2017. These increases were partially offset by lower borrowings under our revolving credit facility and our prepayment of certain mortgage debts since January 1, 2017.
Loss on early extinguishment of debt.  We recognized a loss on early extinguishment of debt in connection with our prepayment of mortgage debts and in connection with the amendments to the agreements governing our revolving credit facility and our $200,000 term loan.

Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions that is subject to state income taxes.
Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable SEC rules, including FFO attributable to common shareholders, Normalized FFO attributable to common shareholders and NOI for the years ended December 31, 2019, 2018 and 2017. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations at our properties.
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
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the years ended December 31, 2019, 2018 and 2017 and reconciliations of net income (loss) attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income (loss) attributable to common shareholders per share for these periods.

	For the Year Ended December 31,
	2019	2018	2017
Net (loss) income attributable to common shareholders	$(88,234)	$286,872	$147,610
Depreciation and amortization	289,025	286,235	276,861
FFO attributable to noncontrolling interest	(21,147)	(21,200)	(16,370)
Gain on sale of properties	(39,696)	(261,916)	(46,055)
Impairment of assets	115,201	66,346	5,082
Losses on equity securities, net	41,898	20,724	—
FFO attributable to common shareholders	297,047	377,061	367,128

Acquisition and certain other transaction related costs	13,102	194	403
Loss on early extinguishment of debt	44	22	7,627
Normalized FFO attributable to common shareholders	$310,193	$377,277	$375,158

Weighted average common shares outstanding (basic)	237,604	237,511	237,420
Weighted average common shares outstanding (diluted)	237,604	237,546	237,452

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders	$(0.37)	$1.21	$0.62
FFO attributable to common shareholders	$1.25	$1.59	$1.55
Normalized FFO attributable to common shareholders	$1.31	$1.59	$1.58
Distributions declared	$0.84	$1.56	$1.56

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
The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of net income (loss) to NOI for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31,
	2019	2018	2017
Reconciliation of Net Income (Loss) to NOI:
Net (loss) income	$(82,878)	$292,414	$151,803

Equity in earnings of an investee	(400)	(516)	(608)
Income tax expense	436	476	454
(Loss) income from continuing operations before income tax expense and equity in earnings of an investee	(82,842)	292,374	151,649
Loss on early extinguishment of debt	44	22	7,627
Interest expense	180,112	179,287	165,019
Interest and other income	(941)	(667)	(406)
Losses on equity securities, net	41,898	20,724	—
Dividend income	(1,846)	(2,901)	(2,637)
Gain on sale of properties	(39,696)	(261,916)	(46,055)
Impairment of assets	115,201	66,346	5,082
Acquisition and certain other transaction related costs	13,102	194	403
General and administrative	37,028	85,885	103,694
Depreciation and amortization	289,025	286,235	276,861
Total NOI	$551,085	$665,583	$661,237

Office Portfolio NOI	$272,668	$285,081	$269,197
SHOP NOI	214,773	305,296	303,684
Non-Segment NOI	63,644	75,206	88,356
Total NOI	$551,085	$665,583	$661,237

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of cash to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, proceeds from the disposition of certain properties and borrowings under our revolving credit facility. To reduce our leverage, we have sold properties and other assets and have identified additional properties to sell, with a focus on the sale of underperforming senior living communities and non-core assets. We believe that these sources will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

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
Following entry into the Transaction Agreement, due to the lower cash flows we would receive from our senior living communities operated by Five Star, on April 18, 2019, we lowered our regular quarterly distribution rate to $0.15 per common share ($0.60 per common share annually), which was based on a target distribution payout ratio of approximately 80% of projected cash available for distribution after the disposition of certain properties and the stabilization of our transitioned senior living communities.
Pursuant to the Restructuring Transaction, on January 1, 2020, Five Star issued 10,268,158 Five Star common shares to us and an aggregate of 16,118,849 Five Star common shares to our shareholders of record as of December 13, 2019. In consideration of these share issuances, we assumed $75.0 million of Five Star's working capital liabilities related to our senior living communities that were previously leased to Five Star. For further information regarding the Restructuring Transaction, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2019	2018
Cash and cash equivalents and restricted cash at beginning of period	$70,071	$47,321
Net cash provided by (used in):
Operating activities	265,845	392,840
Investing activities	86,171	99,091
Financing activities	(369,863)	(469,181)
Cash and cash equivalents and restricted cash at end of period	$52,224	$70,071
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from certain of our senior living community tenants monthly, quarterly or annually.

The decrease in cash provided by operating activities for the year ended December 31, 2019 compared to the prior year was primarily due to the reduction in the aggregate amount of rent payable to us by Five Star during 2019 pursuant to the Restructuring Transaction, as described in Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and reduced NOI as a result of dispositions of properties during 2019, partially offset by a decrease in business management fees expense in 2019 compared to 2018.
Our Investing Liquidity and Resources
The decrease in cash provided by investing activities for the year ended December 31, 2019 compared to the prior year was primarily due to an increase in purchases of fixed assets and improvements and lower proceeds from the sale of real estate properties during 2019 compared to 2018, partially offset by the proceeds from our sale of all of the RMR Inc. class A common stock that we owned in July 2019 and a decrease in real estate acquisitions in 2019 compared to 2018.
The following is a summary of cash used for capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	For the Year Ended December 31,
	2019	2018
Office Portfolio segment capital expenditures:
Tenant improvements(1)	$14,920	$12,045
Leasing costs (2)	11,617	6,178
Building improvements (3)	17,099	16,402
SHOP segment fixed assets and capital improvements	17,196	13,001
Recurring capital expenditures	$60,832	$47,626

Development, redevelopment and other activities - Office Portfolio segment (4)	30,763	9,942
Development, redevelopment and other activities - SHOP segment(4) (5) (6)	144,957	45,084
Total development, redevelopment and other activities	$175,720	$55,026

(1)	Office Portfolio segment tenant improvements generally include capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space.

(2)	Office Portfolio segment leasing costs generally include leasing related costs, such as brokerage commissions and tenant inducements.

(3)	Office Portfolio segment building improvements generally include expenditures to replace obsolete building components that extend the useful life of existing assets.

(4)	Development, redevelopment and other activities generally include capital expenditures that reposition a property or result in new sources of revenue.

(5)	Includes capital improvements for communities leased to Five Star and for communities managed by Five Star for our account.

(6)	Pursuant to the Restructuring Transaction, we purchased $49,155 of fixed assets and capital improvements related to certain of our senior living communities that were leased to Five Star during 2019.
During the year ended December 31, 2019, we invested $1.7 million in revenue producing capital improvements at certain of our triple net leased senior living communities leased to private operators, and, as a result, annual rents payable to us increased by approximately $0.09 million pursuant to the terms of the applicable leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases. These capital improvement amounts are not included in the table above.
During the year ended December 31, 2019, commitments made for expenditures in connection with leasing space in our medical office and life science properties, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the year	262	1,256	1,518
Total leasing costs and concession commitments(1)	$14,044	$23,374	$37,418
Total leasing costs and concession commitments per square foot(1)	$53.61	$18.62	$24.66
Weighted average lease term (years)(2)	8.1	10.6	10.2
Total leasing costs and concession commitments per square foot per year(1)	$6.67	$1.98	$2.69

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of December 31, 2019, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.

In July 2019, we completed our sale of 2,637,408 shares of class A common stock of RMR Inc. in an underwritten public offering at a price to the public of $40.00 per common share. We received $98.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses, which we used to repay amounts outstanding under our revolving credit facility.
Also in July 2019, a tenant in our Office Portfolio segment vacated three buildings with an aggregate of 164,091 square feet in California. We have evaluated our options and have begun a full redevelopment of these buildings. The redevelopment of these buildings may take significant capital expenditures and time.
Following the Conversion, we plan to invest capital into our senior living communities to better position these communities in their respective markets in order to increase our returns in future years.
For further information regarding our acquisitions and dispositions, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our Financing Liquidity and Resources
The decrease in cash used in financing activities for the year ended December 31, 2019 compared to the prior year was primarily due to higher repayments of debt in 2018 related to our sale of real estate properties discussed above and a reduction in distributions paid to our shareholders in 2019 .
In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2.0 billion. Our revolving credit facility requires interest to be paid on borrowings at the annual rate of LIBOR plus a premium (currently 120 basis points per annum) that is subject to adjustment based upon changes to our credit ratings, plus a facility fee of 25 basis points per annum on the total amount of lending commitments. As of December 31, 2019, the annual interest rate required on borrowings under our revolving credit facility was 2.8%. As of December 31, 2019 and February 28, 2020, we had $537.5 million and $593.0 million outstanding under our revolving credit facility, respectively.
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
We have a $250.0 million term loan that matures on June 12, 2020. Subject to the satisfaction of certain conditions, including the payment of an extension fee, we have the option to extend the maturity date by six months. We obtained this term loan in December 2019. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 125 basis points that is subject to adjustment based upon changes to our credit ratings. At December 31, 2019, the annual interest rate payable on amounts outstanding under this term loan was 2.9%.
We used the net proceeds from our $250.0 million term loan, together with proceeds from our dispositions, borrowings under our revolving credit facility and cash on hand, to prepay in full our $350.0 million senior unsecured term loan that was scheduled to mature on January 15, 2020. The interest rate on the new term loan is LIBOR plus 125 basis points.
We also have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at the rate of LIBOR plus a premium (currently 135 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. At December 31, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.2%.
During the year ended December 31, 2019, we paid quarterly cash distributions to our shareholders totaling approximately $199.7 million using cash on hand and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2019, see Note 4 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On January 16, 2020, we declared a regular quarterly distribution payable to common shareholders of record on January 27, 2020 in the amount of $0.15 per share, or approximately $35.7 million. We paid this distribution on February 20, 2020 using cash on hand and borrowings under our revolving credit facility.
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
In April 2019, our issuer credit rating was downgraded from BBB- to BB+ by S&P following our announcement of the restructuring of our business arrangements with Five Star. The ratings on our senior notes were reaffirmed at BBB- by S&P and, as a result, the interest rate premium on our revolving credit facility and our $200.0 million term loan was not changed.
In May 2019, our senior unsecured debt rating was downgraded from Baa3 to Ba1 by Moody's Investors Service following our announcement of the Transaction Agreement. The interest rate premium on our revolving credit facility and our $200.0 million term loan was not changed.

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
We have $200.0 million of 6.75% senior unsecured notes due in April 2020. We expect to pay this debt using borrowings under our revolving credit facility and proceeds from our dispositions.
For further information regarding our outstanding debt, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Contractual Obligations
As of December 31, 2019, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings under revolving credit facility	$537,500	$—	$537,500	$—	$—
Term loans	450,000	250,000	200,000	—	—
Senior unsecured notes	1,850,000	200,000	300,000	250,000	1,100,000
Mortgage notes payable	689,361	2,737	40,997	15,783	629,844
Capital lease obligations	8,874	1,062	2,472	3,000	2,340
Ground lease obligations	6,345	308	535	412	5,090
Projected interest expense (1)	1,358,006	146,591	240,455	180,483	790,477
Tenant related obligations (2)	23,994	13,346	9,071	1,577	—
Total	$4,924,080	$614,044	$1,331,030	$451,255	$2,527,751

(1)
Projected interest expense is attributable to only our debt obligations at existing rates as of December 31, 2019 and is not intended to estimate future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

(2)	Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2019.
Off Balance Sheet Arrangements
As of December 31, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contain covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of December 31, 2019, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.

Neither our senior unsecured notes indentures and their supplements, nor our revolving credit facility and term loan agreements, contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility and term loan agreements, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are further downgraded, our interest expense and related costs under our revolving credit facility and term loan agreements may increase. See "—Our Financing Liquidity and Resources" above for information regarding recent downgrades of our issuer credit rating and senior unsecured debt rating that did not result in a change in the interest rate premiums under our revolving credit facility or term loans.
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
For further information regarding our principal debt obligations, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board of directors and a managing director of Five Star; Jennifer B. Clark, our other Managing Trustee and our Secretary, is a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer of ABP Trust, an officer and employee of RMR LLC and a managing director and the secretary of Five Star; each of our officers is also an officer and employee of RMR LLC; and, until July 1, 2019, we owned shares of class A common stock of RMR Inc. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including Five Star, which is our former subsidiary and former largest tenant, and is currently the manager of most of our managed senior living communities and with which we restructured our business arrangements as of January 1, 2020. We and Adam D. Portnoy, directly and indirectly through ABP Trust and its subsidiaries, are significant stockholders of Five Star, owning, as of December 31, 2019, 8.2% (33.9% as of January 1, 2020) and 35.3% (6.3% as of January 1, 2020), respectively, of outstanding Five Star common shares.
For further information about these and other such relationships and related person transactions, see Notes 3, 5, 6 and 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2019. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, the New Management Agreements, our prior leases, forms of management agreements and related pooling agreements with Five Star, our 2019 and 2017 transaction agreements with Five Star, and the consent agreement with Adam Portnoy and certain of his affiliates related to his acquisition of Five Star common shares are available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Critical Accounting Policies
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

•
allocation of purchase prices among various asset categories, including allocations to above and below market leases, and the related impact on the recognition of rental income and depreciation and amortization expenses; and

•	assessment of the carrying values and impairments of long lived assets.
We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of depreciable useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives. We allocate a portion of the purchase price to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. The terms of below market leases that include bargain renewal options, if any, are further adjusted if we determine that renewal is probable. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to our consolidated financial statements. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, our concerns about a tenant’s financial condition (which may be endangered by a rent default or other information which comes to our attention) or our decision to dispose of an asset before the end of its useful life and legislative, as well as market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.
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
Other than continued increases in labor costs discussed above in "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K, we do not expect inflation to have a material impact on our financial results for the next 12 months or for the current foreseeable future thereafter.
Impact of Government Reimbursement
For the year ended December 31, 2019, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments.  Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs. Because of shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs, as well as existing regulations that impact these matters. Further, there are other existing and recently enacted legislation, and related litigation, related to government payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business-Government Regulation and Reimbursement” above in this Annual Report on Form 10-K. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our and our tenants' increasing expenses and that such changes may be material and adverse to our future financial results.
Seasonality
Senior housing operations have historically reflected modest seasonality. During fourth quarter holiday periods, residents at such facilities are sometimes discharged to spend time with family and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these and other factors, these operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have a material impact upon the ability of our tenants to pay our rent or our ability to fund our managed senior living operations or our other businesses. Our medical office and life science properties and wellness centers do not typically experience seasonality.
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
Fixed Rate Debt
At December 31, 2019, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$200,000	6.75%	$13,500	2020	Semi-Annually
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	500,000	4.75%	23,750	2028	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Mortgage notes (2)	1,426	7.49%	107	2022	Monthly
Mortgage notes	12,513	6.28%	786	2022	Monthly
Mortgage note	10,958	4.85%	531	2022	Monthly
Mortgage notes	16,131	5.75%	928	2022	Monthly
Mortgage note	16,056	6.64%	1,066	2023	Monthly
Capital leases	8,874	7.70%	683	2026	Monthly
Mortgage notes (3)	620,000	3.53%	21,886	2026	Monthly
Mortgage note (2) (4)	1,589	6.25%	99	2026	Monthly
Mortgage note	10,688	4.44%	475	2043	Monthly
	$2,548,235		$131,266

(1)
The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(2)	The properties encumbered by these mortgages are classified as held for sale as of December 31, 2019.

(3)
The property encumbered by these mortgages is owned in a joint venture arrangement in which we own a 55% equity interest. The principal amounts listed in the table for these debts have not been adjusted to reflect the equity interest in the joint venture that we do not own.

(4)	We prepaid this mortgage in February 2020.

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
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2019, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $38.8 million.
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
Floating Rate Debt
At December 31, 2019, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had $537.5 million outstanding, our $250.0 million term loan and our $200.0 million term loan. Our revolving credit facility matures in January 2022, and, subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2023. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $250.0 million term loan matures in June 2020 and our $200.0 million term loan matures in September 2022. Subject to our payment of an extension fee and our meeting other conditions, we have an option to extend the maturity date of our $250.0 million term loan by six months to December 2020. Our $250.0 million term loan and our $200.0 million term loan are prepayable without penalty at any time.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2019 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
	Interest Rate (1)	Outstanding Floating Rate Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2019	2.89%	$987,500	$28,539	$0.12
One percentage point increase	3.89%	$987,500	$38,414	$0.16

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of December 31, 2019.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2019.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2019 if we were fully drawn on our revolving credit facility and our term loans remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
	Interest Rate (1)	Outstanding Floating Rate Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2019	2.86%	$1,450,000	$41,470	$0.17
One percentage point increase	3.86%	$1,450,000	$55,970	$0.24

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of December 31, 2019.
(2)    Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2019.
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
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

in Internal Control—Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2019 Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B.  Other Information.
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have a Code of Conduct that applies to our officers and Trustees, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.dhcreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Diversified Healthcare Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct to apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11.  Executive Compensation.
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under our equity compensation plan excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	2,214,932	(1)
Equity compensation plan not approved by securityholders	None.	None.	None.
Total	None.	None.	2,214,932	(1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.

Payments by us to RMR LLC employees are described in Notes 4 and 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a)    Index to Financial Statements and Financial Statement Schedules
The following consolidated financial statements and financial statement schedules of Diversified Healthcare Trust are included on the pages indicated:
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

(b)    Exhibits

Exhibit Number	Description

3.1	Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 1, 2020.)
3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary, dated June 30, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2017.)
3.4	Amended and Restated Bylaws of the Company, adopted January 1, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 1, 2020.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 1, 2020.)
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

4.11	Description of Securities. (Filed herewith.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
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

10.3	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2012.)
10.4	First Amendment to 2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.5	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.6	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)
10.7	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 21, 2019.)

10.8
Amended and Restated Credit Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.9
$350.0 Million Term Loan Agreement, dated as of May 30, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2014.)

10.10
First Amendment to $350.0 Million Term Loan Agreement, dated as of September 28, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2015.)

10.11
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

10.13
Amended and Restated $200.0 Million Term Loan Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.14
Transaction Agreement, dated December 7, 2001, among the Company, certain subsidiaries of the Company party thereto, Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.), certain subsidiaries of Five Star Senior Living Inc. party thereto, FSQ, Inc., Service Properties Trust (f/k/a Hospitality Properties Trust) and The RMR Group LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2001.)

10.15	Transaction Agreement, dated as of April 1, 2019, between the Company and Five Star Senior Living Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 1, 2019.)
10.16	Omnibus Agreement, dated as of January 1, 2020, among Five Star Senior Living Inc., FVE Managers, Inc. and certain subsidiaries of the Company. (Filed herewith.)
10.17	Guaranty Agreement, dated as of January 1, 2020, by Five Star Senior Living Inc. for the benefit of certain subsidiaries of the Company. (Filed herewith.)
10.18
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

10.20
Second Amendment to Lease, dated as of March 28, 2014, between SNH Fan Pier, Inc. (as successor by assignment from Fifty Northern Avenue LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.21
Lease for 11 Fan Pier Boulevard (Parcel B - Fan Pier) Boston, Massachusetts, dated as of May 5, 2011, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.22
First Amendment to Lease, dated as of October 31, 2011, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.23
Second Amendment to Lease, dated as of April 11, 2012, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.24
Third Amendment to Lease, dated as of November 26, 2012, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.25
Fourth Amendment to Lease, dated as of March 28, 2014, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Representative form of Management Agreement, dated as of January 1, 2020. (Filed herewith.)
99.2
Registration Rights Agreement, dated as of August 4, 2009, between Five Star Senior Living Inc. and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

99.3
Sublease Agreement, dated as of August 31, 2012, between SNH Yonkers Tenant Inc., as Sublessor, and D&R Yonkers LLC, as Subtenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

99.4
Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

99.5
Representative form of Indemnification Agreement, dated as of August 31, 2012, relating to D&R Yonkers LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

99.6
Letter dated March 24, 2017, between the Company and The RMR Group LLC, regarding Second Amended and Restated Business Management Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(+) Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Diversified Healthcare Trust (the Company) (formerly known as Senior Housing Properties Trust) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Impairment of Real Estate Properties
Description of the Matter
The Company's net real estate properties totaled $5.9 billion as of December 31, 2019. As discussed in Note 3 to the consolidated financial statements, the Company evaluates their properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Auditing management's property impairment analysis was complex and involved a high degree of subjectivity due to the significant estimation required in determining the future undiscounted net cash flows expected to be generated from those assets with indicators of impairment. The future net undiscounted cash flows are sensitive to significant assumptions, such as hold periods, market rents, and terminal capitalization rates, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process for assessing impairment of real estate properties. For example, we tested controls over management's review of the future net undiscounted cash flows calculations, including the significant assumptions and data inputs used to develop the undiscounted cash flows.
Our testing of the Company's impairment assessment included, among other procedures, evaluating the assumptions used to develop the estimated undiscounted cash flows used to assess the recoverability of real estate properties. Specifically, we evaluated the significant assumptions used to estimate the property cash flows, including market rents and terminal capitalization rates through comparison to current industry and economic trends and tested the completeness and accuracy of the underlying data supporting the significant assumptions. We compared the projected forecasted amounts to past performance of the properties and the Company's history related to similar properties and other forecasted financial information prepared by the Company. We also held discussions with management about the current status of potential transactions and about management's judgments to understand the probability of future events that could affect the hold period and other cash flow assumptions for the properties. We searched for and evaluated information that corroborated or contradicted the Company’s assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1998.
Boston, Massachusetts
March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on Internal Control over Financial Reporting
We have audited Diversified Healthcare Trust's (formerly known as Senior Housing Properties Trust) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Diversified Healthcare Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
March 2, 2020

F- 3

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$793,123	$844,567
Buildings and improvements	6,668,463	7,031,733
Total real estate properties, gross	7,461,586	7,876,300
Accumulated depreciation	(1,570,801)	(1,534,392)
Total real estate properties, net	5,890,785	6,341,908

Assets of properties held for sale	209,570	1,928
Cash and cash equivalents	37,357	54,976
Restricted cash	14,867	15,095
Investments in equity securities	1,571	142,027
Due from affiliates	1,990	18,701
Acquired real estate leases and other intangible assets, net	337,875	419,244
Other assets, net	159,811	166,547
Total assets	$6,653,826	$7,160,426

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$537,500	$139,000
Unsecured term loans, net	448,741	548,286
Senior unsecured notes, net	1,820,681	2,216,945
Secured debt and capital leases, net	694,739	744,186
Liabilities of properties held for sale	6,758	—
Accrued interest	24,060	26,182
Due to affiliates	8,779	54,299
Assumed real estate lease obligations, net	76,705	86,304
Other liabilities	158,813	165,354
Total liabilities	3,776,776	3,980,556

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,897,163 and 237,729,900 shares issued and outstanding at December 31, 2019 and 2018, respectively	2,379	2,377
Additional paid in capital	4,612,511	4,611,419
Cumulative net income	2,052,562	2,140,796
Cumulative other comprehensive loss	—	(266)
Cumulative distributions	(3,930,933)	(3,731,214)
Total equity attributable to common shareholders	2,736,519	3,023,112
Noncontrolling interest:
Total equity attributable to noncontrolling interest	140,531	156,758
Total equity	2,877,050	3,179,870
Total liabilities and equity	$6,653,826	$7,160,426
See accompanying notes.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$606,558	$700,641	$681,022
Residents fees and services	433,597	416,523	393,707
Total revenues	1,040,155	1,117,164	1,074,729

Expenses:
Property operating expenses	489,070	451,581	413,492
Depreciation and amortization	289,025	286,235	276,861
General and administrative	37,028	85,885	103,694
Acquisition and certain other transaction related costs	13,102	194	403
Impairment of assets	115,201	66,346	5,082
Total expenses	943,426	890,241	799,532

Gain on sale of properties	39,696	261,916	46,055
Dividend income	1,846	2,901	2,637
Gains and losses on equity securities, net	(41,898)	(20,724)	—
Interest and other income	941	667	406
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $6,032, $6,221 and $5,282, respectively)	(180,112)	(179,287)	(165,019)
Loss on early extinguishment of debt	(44)	(22)	(7,627)
(Loss) income from continuing operations before income tax expense and equity in earnings of an investee	(82,842)	292,374	151,649
Income tax expense	(436)	(476)	(454)
Equity in earnings of an investee	400	516	608
Net (loss) income	(82,878)	292,414	151,803
Net income attributable to noncontrolling interest	(5,356)	(5,542)	(4,193)
Net (loss) income attributable to common shareholders	$(88,234)	$286,872	$147,610

Other comprehensive income (loss):
Unrealized gain on investments in equity securities, net	$—	$—	$47,138
Amounts reclassified from cumulative other comprehensive income to net income	175	—	5,082
Equity in unrealized gain (loss) of an investee	91	(68)	462
Other comprehensive income (loss)	266	(68)	52,682
Comprehensive (loss) income	(82,612)	292,346	204,485
Comprehensive income attributable to noncontrolling interest	(5,356)	(5,542)	(4,193)
Comprehensive (loss) income attributable to common shareholders	$(87,968)	$286,804	$200,292

Weighted average common shares outstanding (basic)	237,604	237,511	237,420
Weighted average common shares outstanding (diluted)	237,604	237,546	237,452

Per common share amounts (basic and diluted)
Net (loss) income attributable to common shareholders	$(0.37)	$1.21	$0.62
See accompanying notes.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2016:	237,544,479	$2,375	$4,533,456	$1,618,885	$34,549	$(2,989,860)	$3,199,405	$—	$3,199,405
Net income	—	—	—	147,610	—	—	147,610	4,193	151,803
Other comprehensive income	—	—	—	—	52,682	—	52,682	—	52,682
Distributions	—	—	—	—	—	(370,608)	(370,608)	—	(370,608)
Share grants	103,100	1	2,129	—	—	—	2,130	—	2,130
Share repurchases	(17,170)	—	(341)	—	—	—	(341)	—	(341)
Contributions from noncontrolling interest	—	—	74,072	—	—	—	74,072	181,859	255,931
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(13,814)	(13,814)
Balance at December 31, 2017:	237,630,409	2,376	4,609,316	1,766,495	87,231	(3,360,468)	3,104,950	172,238	3,277,188
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	87,429	(87,429)	—	—	—	—
Balance at January 1, 2018:	237,630,409	2,376	4,609,316	1,853,924	(198)	(3,360,468)	3,104,950	172,238	3,277,188
Net income	—	—	—	286,872	—	—	286,872	5,542	292,414
Other comprehensive loss	—	—	—	—	(68)	—	(68)	—	(68)
Distributions	—	—	—	—	—	(370,746)	(370,746)	—	(370,746)
Share grants	123,800	1	2,514	—	—	—	2,515	—	2,515
Share repurchases	(24,309)	—	(411)	—	—	—	(411)	—	(411)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21,022)	(21,022)
Balance at December 31, 2018:	237,729,900	2,377	4,611,419	2,140,796	(266)	(3,731,214)	3,023,112	156,758	3,179,870
Net (loss) income	—	—	—	(88,234)	—	—	(88,234)	5,356	(82,878)
Amounts reclassified from cumulative other comprehensive income to net income	—	—	—	—	175	—	175	—	175
Other comprehensive income	—	—	—	—	91	—	91	—	91
Distributions	—	—	—	—	—	(199,719)	(199,719)	—	(199,719)
Share grants	202,500	2	1,391	—	—	—	1,393	—	1,393
Share repurchases	(35,237)	—	(299)	—	—	—	(299)	—	(299)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21,583)	(21,583)
Balance at December 31, 2019:	237,897,163	$2,379	$4,612,511	$2,052,562	$—	$(3,930,933)	$2,736,519	$140,531	$2,877,050
See accompanying notes.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(82,878)	$292,414	$151,803
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	289,025	286,235	276,861
Amortization of debt premiums, discounts and issuance costs	6,032	6,221	5,282
Straight line rental income	(4,508)	(10,227)	(13,958)
Amortization of acquired real estate leases and other intangible assets	(6,791)	(5,787)	(5,349)
Loss on early extinguishment of debt	44	22	7,627
Impairment of assets	115,201	66,346	5,082
Gain on sale of properties	(39,696)	(261,916)	(46,055)
Gains and losses on equity securities, net	41,898	20,724	—
Other non-cash adjustments	(3,771)	(3,772)	(3,772)
Equity in earnings of an investee	(400)	(516)	(608)
Distribution of earnings from Affiliates Insurance Company	2,574	—	—
Change in assets and liabilities:
Other assets	1,794	(3,586)	(5,197)
Accrued interest	(2,105)	8,195	(484)
Other liabilities	(50,574)	(1,513)	48,072
Net cash provided by operating activities	265,845	392,840	419,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(50,636)	(129,494)	(159,290)
Real estate improvements	(222,417)	(103,804)	(117,213)
Proceeds from sale of properties, net	254,241	332,389	55,068
Proceeds from sale of RMR Inc. common shares, net	98,557	—	—
Distributions in excess of earnings from Affiliates Insurance Company	6,426	—	—
Net cash provided by (used in) investing activities	86,171	99,091	(221,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, net	—	491,560	—
Proceeds from borrowings on revolving credit facility	994,500	727,000	764,000
Repayments of borrowings on revolving credit facility	(596,000)	(1,184,000)	(495,000)
Redemption of senior notes	(400,000)	—	—
Repayment of unsecured term loan	(100,000)	—	—
Repayment of other debt	(46,345)	(107,116)	(313,964)
Loss on early extinguishment of debt settled in cash	—	(150)	(5,485)
Payment of debt issuance costs	(417)	(4,296)	(6,845)
Repurchase of common shares	(299)	(411)	(341)
Proceeds from noncontrolling interest, net	—	—	255,931
Distributions to noncontrolling interest	(21,583)	(21,022)	(13,814)
Distributions to shareholders	(199,719)	(370,746)	(370,608)
Net cash used in financing activities	(369,863)	(469,181)	(186,126)

(Decrease) increase in cash and cash equivalents and restricted cash	(17,847)	22,750	11,743
Cash and cash equivalents and restricted cash at beginning of period	70,071	47,321	35,578
Cash and cash equivalents and restricted cash at end of period	$52,224	$70,071	$47,321
See accompanying notes.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$177,308	$164,996	$160,221
Income taxes paid	$452	$474	$441

NON-CASH INVESTING ACTIVITIES:
Acquisitions funded by assumed debt	$—	$(44,386)	$—
Capitalized interest	$1,124	$124	$—

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$—	$44,386	$—
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$37,357	$54,976	$31,238
Restricted cash (1)	14,867	15,095	16,083
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$52,224	$70,071	$47,321
(1) Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties and cash held for the operations of one of our life science properties that is owned in a joint venture arrangement in which we own a 55% equity interest.

See accompanying notes.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 1. Organization
Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust) is a real estate investment trust, or REIT, organized under Maryland law, which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2019, we owned 424 properties located in 39 states and Washington, D.C. On that date the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $8,420,623.
Note 2. Summary of Significant Accounting Policies
BASIS OF PRESENTATION.  Our consolidated financial statements include the accounts of Diversified Healthcare Trust, we, us or our, and our subsidiaries, all of which, except for the joint venture discussed below, are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Accounting principles generally accepted in the United States, or GAAP, require us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates. We have made reclassifications to the prior years' financial statements to conform to the current year's presentation. These reclassifications had no effect on net income (loss) or equity.
In March 2017, we entered a joint venture with a sovereign investor for one of our life science properties located in Boston, Massachusetts. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE's economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,015,661 and $1,061,593 as of December 31, 2019 and 2018, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $704,344 and $714,226 as of December 31, 2019 and 2018, respectively, and consist primarily of the secured debts on the property. The sovereign investor's interest in this consolidated entity is reflected as noncontrolling interest in our consolidated financial statements. See Note 10 for further information about this joint venture.
REAL ESTATE PROPERTIES.  We record properties at our cost and calculate depreciation on real estate investments on a straight line basis over estimated useful lives generally up to 40 years.
We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of depreciable useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives. We allocate a portion of the purchase price to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. The terms of below market leases that include bargain renewal options, if any, are further adjusted if we determine that renewal is probable. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to our consolidated financial statements. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.
We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as an increase to rental income over the non-cancelable periods of the respective leases. For the years ended December 31, 2019, 2018 and 2017, such amortization resulted in a net increase in rental income of $6,791, $5,787 and $5,349, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. During the years ended December 31, 2019, 2018 and 2017, such amortization included in depreciation totaled $64,203, $72,925 and $72,035, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.
As of December 31, 2019 and 2018, our acquired real estate leases and assumed real estate lease obligations, excluding properties held for sale, were as follows:

	December 31,
	2019	2018
Acquired real estate leases:
Capitalized above market lease values	$34,587	$35,056
Less: accumulated amortization	(30,039)	(27,375)
Capitalized above market lease values, net	4,548	7,681

Lease origination value	642,158	656,163
Less: accumulated amortization	(308,831)	(244,600)
Lease origination value, net	333,327	411,563
Acquired real estate leases, net	$337,875	$419,244

Assumed real estate lease obligations:
Capitalized below market lease values	$134,225	$134,395
Less: accumulated amortization	(57,520)	(48,091)
Assumed real estate lease obligations, net	$76,705	$86,304

As of December 31, 2019, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 4.1 years, 8.2 years and 8.9 years, respectively.  Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2019 are estimated to be $41,458 in 2020, $37,152 in 2021, $33,307 in 2022, $32,226 in 2023, $27,168 in 2024 and $89,859 thereafter.
CASH AND CASH EQUIVALENTS.  We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
RESTRICTED CASH.  Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties and cash held for the operations of one of our life science properties that is owned in a joint venture arrangement in which we own a 55% equity interest.
INVESTMENTS IN EQUITY SECURITIES. We previously owned 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc., that we sold on July 1, 2019. Prior to July 1, 2019, our equity securities were recorded at fair value based on their quoted market price at the end of each reporting period. We classify the common shares we own of Five Star Senior Living Inc., or Five Star, as equity securities and carry them at fair value in investments of equity securities in our consolidated balance sheets. Effective January 1, 2018, changes in the fair value of our equity securities were recorded through earnings in accordance with FASB Accounting Standards Update, or ASU, No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Prior to the adoption of ASU No. 2016-01, unrealized gains and losses were recorded as a component of cumulative other comprehensive income (loss) in shareholder's equity.
At December 31, 2018 and 2019, we owned 423,500 Five Star common shares, after giving effect to the one-for-ten reverse stock split effected by Five Star with respect to its common shares on September 30, 2019. Our adjusted cost basis for our Five Star common shares is $6,353. At December 31, 2019 and 2018, our investment in Five Star had a fair value of $1,571 and $2,033, respectively, including unrealized losses of $462 and $4,320, respectively. In performing our periodic evaluation of other than temporary impairment of our investment in Five Star for the year ended December 31, 2016, we determined, based on the length of time and the extent to which the market value of our Five Star investment was below our carrying value, that the decline in fair value was deemed to be other than temporary at December 31, 2016. Other than temporary impairment review of equity securities is no longer applicable subsequent to the adoption of ASU No. 2016-01. Accordingly, we recorded a $2,795 loss on impairment to reduce the carrying value of our Five Star investment to its estimated fair value during the fourth quarter of 2016. We estimated fair value using the closing price of Five Star common shares as of December 31, 2016 ($2.70 per share). We recorded an additional loss on impairment of $5,082 to reduce the carrying value of our Five Star investment to its estimated fair value during the second quarter of 2017.
See Notes 5 and 7 for further information regarding our investment in Five Star and former investment in RMR Inc.
EQUITY METHOD INVESTMENTS.  We account for our investment in Affiliates Insurance Company, or AIC, until AIC was dissolved as described in Note 7, using the equity method of accounting. Significant influence is present through common representation on our Board of Trustees and the board of directors of AIC until February 13, 2020. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. He is also a managing director and an executive officer of RMR Inc. Substantially all of the business of RMR Inc. is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC, which is our manager and provided management and administrative services to AIC. Most of our Trustees were directors of AIC. See Note 7 for more information about our investment in AIC.
We periodically evaluate our equity method investments for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time and the extent to which the market value of our investment is below our carrying value, the financial condition of our investees, our intent and ability to be a long term holder of the investment and other considerations. If the decline in fair value is judged to be other than temporary, we record an impairment charge to adjust the basis of the investment to its estimated fair value.
DEBT ISSUANCE COSTS.  Debt issuance costs include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. Debt issuance costs for our unsecured revolving credit facility totaled $17,170 at December 31, 2019 and 2018, and accumulated amortization of debt issuance costs totaled $13,944 and $12,364 at December 31, 2019 and 2018, respectively, and are included in other assets in our consolidated balance sheets. Debt issuance costs for our unsecured term loans, senior notes, and mortgage notes payable totaled $41,452 and $44,117 at December 31, 2019 and 2018, respectively, and accumulated amortization of debt issuance costs totaled $16,887 and $16,665, respectively, and are presented in our balance sheet as a direct deduction from the associated debt liability. Future amortization of debt issuance costs to be recognized with respect to our loans as of December 31, 2019 are estimated to be $4,271 in 2020, $3,791 in 2021, $1,949 in 2022, $1,632 in 2023, $1,499 in 2024 and $14,649 thereafter.
DEFERRED LEASING COSTS.  Deferred leasing costs include capitalized brokerage and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets in our consolidated balance sheets. Deferred leasing costs totaled $42,014 and $35,145 at December 31, 2019 and 2018, respectively, and accumulated amortization of deferred leasing costs totaled $14,922 and $11,422 at December 31, 2019 and 2018, respectively. At December 31, 2019, the remaining weighted average amortization period is approximately 13.0 years. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2019, are estimated to be $5,013 in 2020, $4,292 in 2021, $3,469 in 2022, $2,944 in 2023, $2,473 in 2024 and $8,901 thereafter.
REVENUE RECOGNITION.  We are a lessor of medical office and life science properties, senior living communities and other healthcare related properties. Our leases provide our tenants with the contractual right to use and economically benefit from all of the premises demised under the leases; therefore, we have determined to evaluate our leases as lease arrangements.
In February 2016, FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our consolidated financial statements. Upon adoption, (i) allowances for bad debts are now recognized as a direct reduction of rental income, and (ii) legal costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses are now included in rental income in our consolidated financial statements for our leased properties. Provisions for credit losses prior to January 1, 2019 were previously included in property operating expenses in our consolidated financial statements for our leased properties and prior periods were not reclassified to conform to the current presentation. We completed our assessment of predominance as it relates to our contracts with residents for housing services at properties leased to our taxable REIT subsidiaries, or TRSs, and have recognized revenue from these properties under Codification Topic 606, Revenue from Contract with Customers, which did not have any impact to the timing or amount of our revenue recognized. For leases in which we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The adoption of this standard resulted in an increase in total assets and liabilities of $4,507. The right of use asset and related lease liability are included within other assets, net and other liabilities, respectively, within our consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, will not be recorded on our consolidated balance sheets.
Certain of our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $78,668 for the year ended December 31, 2019.
Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply Codification Topic 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our consolidated statements of comprehensive income (loss).
Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These obligations, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for any such obligations under the applicable lease defaults on such lease or if it is deemed probable that the tenant will fail to pay for such obligations, we would record a liability for such obligations.
The following table presents our operating lease maturity analysis, excluding lease payments from properties classified as held for sale, as of December 31, 2019:

Year	Amount
2020	$318,279
2021	302,064
2022	282,652
2023	260,308
2024	234,220
Thereafter	838,608
Total	$2,236,131

For the years ended December 31, 2019, 2018 and 2017, we recognized the rental income from our operating leases on a straight line basis over the term of each lease agreement. We recognized percentage rents when realizable and earned, which was generally during the fourth quarter of the year. For the years ended December 31, 2019, 2018 and 2017, percentage rents earned aggregated $2,958, $8,443 and $10,168, respectively.
As of December 31, 2019, we owned 78 senior living communities that are managed by Five Star for our account. We derive our revenues at these managed senior living communities primarily from services Five Star provides to residents on our behalf and we record revenues when the services are provided. We use the TRS structure authorized by the REIT Investment Diversification and Empowerment Act for most of our managed senior living communities.
PER COMMON SHARE AMOUNTS.  We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of our common shares of beneficial interest, $.01 par value, or our common shares, outstanding during the period. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares and the related impact on earnings, are considered when calculating diluted earnings per share.
INCOME TAXES.  We have elected to be taxed as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, and as such are generally not subject to federal and most state income taxation on our operating income, provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease substantially all of the senior living communities managed for our account to our TRSs, that, unlike most of our subsidiaries, file separate tax returns and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes incurred by us, despite our REIT status.
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
SEGMENT REPORTING.  As of December 31, 2019, we had two reporting segments: our portfolio of medical office and life science properties, or our Office Portfolio, and our senior housing operating portfolio, or SHOP. We aggregate these two reporting segments based on their similar operating and economic characteristics. See Note 11 for further information regarding our reportable operating segments.
NEW ACCOUNTING PRONOUNCEMENTS. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this standard on January 1, 2020 using the modified retrospective approach. The implementation of this standard did not have a material impact on our consolidated financial statements.
Note 3. Real Estate Properties
Our real estate properties, excluding those classified as held for sale, consisted of land of $793,123 and buildings and improvements of $6,668,463 as of December 31, 2019, and land of $844,567 and buildings and improvements of $7,031,733 as of December 31, 2018. Accumulated depreciation was $1,428,850 and $141,951 for buildings and improvements, respectively, as of December 31, 2019; and $1,408,793 and $125,599 for buildings and improvements, respectively, as of December 31, 2018.
Our portfolio as of December 31, 2019 includes: 138 medical office and life science properties with approximately 11.9 million rentable square feet; 276 senior living communities, including independent living (including active adult), assisted living, memory care and skilled nursing facilities, or SNFs, with 31,618 living units; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities.
We have accounted for our 2019, 2018 and 2017 acquisitions as acquisitions of assets following our adoption of ASU No. 2017-01, Clarifying the Definition of a Business on January 1, 2017. We funded these acquisitions using cash on hand and borrowings under our $1,000,000 unsecured revolving credit facility, unless otherwise noted.

Acquisitions:
The table below represents the purchase price allocations (including net closing adjustments) of acquisitions for the years ended December 31, 2019, 2018 and 2017:

Date	Location	Type of Property	Number of Properties	Square Feet or Number of Units		Cash Paid plus Assumed Debt (1)	Land	Buildings and Improvements	FF&E	Acquired Real Estate Leases / Resident Agreements	Acquired Real Estate Lease Obligations	Assumed Debt	Premium on Assumed Debt
Acquisitions during the year ended December 31, 2019:
December 2019	Texas	IL	1	169	units	$50,506	$3,463	$44,189	$652	$2,202	$—	$—	$—

Acquisitions during the year ended December 31, 2018:
January 2018	3 States	Medical Office / Life Science	3	400,000	sq. ft.	$91,698	$16,873	$54,605	$—	$20,220	$—	$—	$—
January 2018 (2)	Tennessee	AL	1	88	units	19,868	580	14,884	1,209	3,195	—	—	—
February 2018 (2)	Arizona	IL	1	127	units	22,622	2,017	17,123	390	4,451	—	(16,748)	(1,359)
March 2018	Virginia	Medical Office	1	135,000	sq. ft.	23,275	2,863	11,105	—	9,307	—	(11,050)	—
June 2018 (2)	Tennessee	IL	2	151	units	23,860	965	17,910	1,628	3,843	—	(16,588)	(486)
			8			$181,323	$23,298	$115,627	$3,227	$41,016	$—	$(44,386)	$(1,845)

Acquisitions during the year ended December 31, 2017:
January 2017	Kansas	Medical Office	1	117,000	sq. ft.	$15,106	$1,522	$7,246	$—	$6,338	$—	$—	$—
July 2017	Maryland	Life Science	1	59,000	sq. ft.	16,601	6,138	6,526	—	3,937	—	—	—
October 2017	2 States	Medical Office / Life Science	2	255,000	sq. ft.	38,794	6,738	25,040	—	7,016	—	—	—
November 2017	California	Life Science	1	63,000	sq. ft.	26,823	7,957	13,430	—	5,436	—	—	—
December 2017	Virginia	Medical Office	1	136,000	sq. ft.	15,844	3,263	7,615	—	4,986	(20)	—	—
December 2017 (2)	2 States	IL / AL	2	229	units	39,457	4,055	26,424	1,204	7,774	—	—	—
			8			$152,625	$29,673	$86,281	$1,204	$35,487	$(20)	$—	$—

(1)	Cash paid plus assumed debt, if any, includes closing costs.

(2)	Acquired from Five Star.

In August 2017, we acquired a land parcel from Five Star adjacent to a senior living community located in Delaware that we previously leased to Five Star.
In January 2020, we acquired a land parcel adjacent to a life science property we own located in Arizona for $2,600, excluding closing costs.
Pursuant to a transaction agreement we entered into with Five Star in April 2019, or the Transaction Agreement, to restructure our business arrangements with Five Star, or the Restructuring Transaction, effective January 1, 2020, the senior living communities which we own that were operated by Five Star pursuant to lease agreements are now operated by Five Star pursuant to new management agreements and a related omnibus agreement, or collectively, the New Management Agreements. See Notes 5 and 7 for further information regarding the Restructuring Transaction and the Transaction Agreement.
Impairment:
We regularly evaluate our assets for indications of impairment. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected assets by comparing it to the expected future undiscounted net cash flows to be generated from those assets. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value. See Note 9 for further information on impairment.

During 2019, we recorded impairment charges of $72,166 to adjust the carrying values of 25 senior living communities to their aggregate estimated fair value. These 25 senior living communities included 15 SNFs which we sold in September 2019. Two of these senior living communities are classified as held for sale in our consolidated balance sheet as of December 31, 2019. During 2019, we also recorded impairment charges of $43,035 to adjust the carrying value of 20 medical office properties and one life science property to their estimated fair value. We sold five of these medical office properties, along with the life science property, in 2019. The remaining 15 medical office properties are classified as held for sale in our consolidated balance sheet as of December 31, 2019. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of comprehensive income (loss).
During 2018, we recorded impairment charges of $46,797 to adjust the carrying values of 13 medical office properties to their aggregate estimated fair value. Two of these medical office properties were classified as held for sale as of December 31, 2018. We sold all 13 of these medical office properties during 2019. During 2018, we also recorded impairment charges of $19,549 to write off unamortized lease assets related to lease defaults at three of our triple net leased senior living communities located in California, Colorado and Oregon that were leased to third party private operators. As a result of these leases being terminated, or during the termination process, we concluded that there was no value to the unamortized lease assets and wrote them off completely during 2018. In June 2018, we reached an agreement with the tenant leasing the senior living community located in California and its guarantor to settle past due amounts, terminate the lease and transfer operations, and in connection with this agreement, we received $2,150 of settlement proceeds. In November 2018, we reached an agreement with the tenant leasing the senior living community in Colorado to terminate the lease and transfer operations. In April 2019, we reached an agreement with the tenant leasing the senior living community in Oregon to terminate the lease and transfer operations. We entered management agreements with Five Star to operate these communities for our account under TRS structures. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of comprehensive income (loss).
No impairment charges were recorded on real estate properties during 2017.
Dispositions:
During the years ended December 31, 2019, 2018 and 2017, we sold 46, five, and one properties, respectively, for aggregate sales prices of $260,783, $334,865, and $55,000, respectively, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions individually or in the aggregate, nor do we believe they represent a strategic shift in our business. As a result, the results of the operation for these properties are included in continuing operations through the date of sale of such properties in our consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Square Feet or Number of Units		Sales Price (1)	Gain (loss) on Sale
Dispositions during the year ended December 31, 2019:
February 2019	Florida	Life Science	1	60,396	sq. ft.	$2,900	$(69)
March 2019	Massachusetts	Medical Office	1	4,400	sq. ft.	75	(58)
May 2019 (2)	California	SNF	3	278	units	21,500	15,207
May 2019	Colorado	Medical Office	1	15,647	sq. ft.	2,590	1,029
June 2019	Massachusetts	Medical Office	7	164,121	sq. ft.	8,042	1,590
July 2019	Massachusetts	Medical Office	3	103,484	sq. ft.	4,955	2,332
August 2019	Massachusetts	Medical Office	1	49,357	sq. ft.	2,221	812
September 2019 (2)	Various	SNF	15	964	units	8,000	—
September 2019	Massachusetts	Medical Office	1	41,065	sq. ft.	2,750	1,044
October 2019	South Dakota	SNF / IL	3	245	units	10,500	6,661
October 2019	New Jersey	Life Science	1	205,439	sq. ft.	47,500	—
December 2019	Georgia	Medical Office	1	95,010	sq. ft.	14,000	(63)
December 2019	Washington	IL	1	150	units	32,500	7,618
December 2019	Various	AL	7	566	units	103,250	3,593
			46			$260,783	$39,696

Dispositions during the year ended December 31, 2018:
March 2018 (3)	Various	IL	2	843	units	$217,000	$181,154
May 2018 (3)	Maryland	IL	1	354	units	96,000	78,856
June 2018 (2)	California	SNF	1	98	units	6,500	3,699
June 2018 (4)	Oregon	AL	1	99	units	15,365	(1,793)
			5			$334,865	$261,916

Dispositions during the year ended December 31, 2017:
December 2017 (3)	Virginia	IL	1	422	units	$55,000	$45,901

(1)	Sales price excludes closing costs.

(2)	These senior living communities were previously leased to Five Star.

(3)	These senior living communities were leased to Sunrise Senior Living LLC.

(4)	This senior living community was leased to a private operator, where the tenant exercised its purchase option.
In December 2017, we recognized a gain on sale of $154 from an eminent domain taking of land at one of our wellness centers in Romeoville, Illinois.
We classify all properties as held for sale in our consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the Codification. As of December 31, 2019, we had 21 medical office and life science properties with 875,617 square feet and 12 senior living communities with 1,670 units classified as held for sale. As of December 31, 2018, we had two medical office properties with 32,604 square feet classified as held for sale. As of December 31, 2017, we had four triple net leased senior living communities with 1,295 units classified as held for sale.
As of February 28, 2020, we had 52 properties under agreements to sell or in first or second round offer stages for an aggregate sales price of approximately $539,679, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.
In January 2020, we sold six medical office buildings located in Louisiana for a sales price of approximately $5,925, excluding closing costs. In February 2020, we sold one medical office building located in Pennsylvania for a sales price of approximately $2,900, excluding closing costs.
Investments and Capital Expenditures:
During 2019 and 2018, pursuant to the terms of our existing leases, we invested $1,739 and $5,420, respectively, in revenue producing capital improvements at certain of our senior living communities leased to private operators. As a result of these investments, annualized rental income payable to us increased by approximately $90 and $383, respectively, pursuant to the terms of the applicable leases. Under our previously existing leases with Five Star, Five Star could request that we purchase certain improvements to the leased communities and, until we entered into the Transaction Agreement, the annual rent payable to us by Five Star would increase in accordance with a formula specified in the applicable lease in return for such purchases. During the year ended December 31, 2018, we purchased $17,956 of such improvements and Five Star's annual rent payable to us increased by $1,433 in accordance with the terms of the applicable leases. Pursuant to the Transaction Agreement, the $111,603 of improvements to communities leased to Five Star, including $49,155 of fixed assets and improvements that were purchased pursuant to the Transaction Agreement, that we funded during the year ended December 31, 2019 did not result in increased rent payable by Five Star. See Note 5 for further information regarding the Restructuring Transaction and the Transaction Agreement.
During 2019, we committed $30,135 for capital expenditures related to 1.5 million square feet of leases executed at our medical office and life science properties. During 2018, we committed $17,212 for capital expenditures related to 881,502 square feet of leases executed at our medical office and life science properties.
Committed and unspent tenant related obligations based on executed leases as of December 31, 2019 and 2018 were $23,994 and $22,009, respectively.
For the years ended December 31, 2019 and 2018, we recorded capitalized interest of $1,124 and $124, respectively.
In July 2019, a tenant in our Office Portfolio segment vacated three buildings with an aggregate of 164,091 square feet in California. After evaluating our options, we determined to, and have begun, a full redevelopment of these buildings. The redevelopment of these buildings may take significant capital expenditures and time.
Note 4. Shareholders' Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, or the 2012 Plan. During the years ended December 31, 2019, 2018 and 2017, we granted to our officers and other employees of RMR LLC annual share awards of 187,500, 105,800 and 88,100 of our common shares, respectively, valued at $1,633, $2,022 and $1,743, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we also granted each of our Trustees 3,000 common shares with an aggregate value of $119 ($24 per Trustee), 3,000 common shares with an aggregate value of $248 ($50 per Trustee) and 3,000 common shares with an aggregate value of $319 ($64 per Trustee) in 2019, 2018 and 2017, respectively. In addition, in accordance with our trustee compensation arrangements, we granted 3,000 common shares with a value of $47 in connection with the election of one of our Managing Trustees in March 2018. The values of the share awards were based upon the closing price of our common shares trading on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of grant. The common shares granted to our Trustees vested immediately. The common shares granted to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of grant. We include the value of granted shares in general and administrative expenses in our consolidated statements of comprehensive income (loss) ratably over the vesting period. At December 31, 2019, 2,214,932 of our common shares remain available for issuance under the 2012 Plan.
A summary of shares granted, forfeited, vested and unvested under the terms of the 2012 Plan from January 1, 2017 to December 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2016	153,410	$19.92
Shares granted in 2017	103,100	$19.99
Shares vested / forfeited in 2017	(108,500)	$20.05
Unvested shares at December 31, 2017	148,010	$19.71
Shares granted in 2018	123,800	$18.72
Shares vested / forfeited in 2018	(109,820)	$18.31
Unvested shares at December 31, 2018	161,990	$19.41
Shares granted in 2019	202,500	$8.65
Shares vested / forfeited in 2019	(137,150)	$8.94
Unvested shares at December 31, 2019	227,340	$12.52

The 227,340 unvested shares as of December 31, 2019 are scheduled to vest as follows: 73,080 shares in 2020, 63,840 shares in 2021, 53,520 shares in 2022 and 36,900 shares in 2023. As of December 31, 2019, the estimated future compensation for the unvested shares was $2,423 based on the adjusted grant date fair value of these shares. At December 31, 2019, the weighted average period over which the compensation expense will be recorded is approximately 2.0 years. We recorded share based compensation expense of $1,388 in 2019, $2,224 in 2018 and $2,155 in 2017.
During 2019, 2018 and 2017, we purchased an aggregate of 31,747, 22,999 and 17,170, respectively, of our common shares from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 7 for further information regarding these purchases.

	Annual Per		Characterization of Distribution
	Share	Total	Ordinary	Capital	Return of
Year	Distribution	Distribution	Income	Gain	Capital
2019	$0.84	$199,719	—%	25.7%	74.3%
2018	$1.56	$370,746	38.1%	61.9%	—%
2017	$1.56	$370,608	89.2%	10.8%	—%

On January 16, 2020, we declared a regular quarterly distribution payable to our common shareholders of record on January 27, 2020 in the amount of $0.15 per share, or approximately $35,684. We paid this distribution on February 20, 2020, using cash on hand and borrowings under our revolving credit facility.
Note 5. Leases and Management Agreements With Five Star
Restructuring our Business Arrangements with Five Star
The Transaction Agreement with Five Star. Pursuant to the Transaction Agreement, effective January 1, 2020, or the Conversion Time:

•
our previously existing master leases with Five Star for all of our senior living communities that Five Star leased, as well as our previously existing management agreements and pooling agreements with Five Star for our senior living communities that Five Star managed, were terminated and replaced with the New Management Agreements;

•	Five Star issued to us 10,268,158 of its common shares and an aggregate of approximately 16,118,849 to our shareholders of record as of December 13, 2019; and

•
as consideration for these share issuances, we provided Five Star with $75,000 of additional consideration, by way of our assumption of certain then current and future working capital liabilities of Five Star.

Pursuant to the Transaction Agreement: (1) commencing February 1, 2019, the aggregate amount of monthly minimum rent payable to us by Five Star under our previously existing master leases with Five Star was set at $11,000, as of February 1, 2019, subject to adjustment, and subsequently reduced in accordance with the Transaction Agreement as a result of our subsequent sales of certain of the leased senior living communities, and no additional rent was payable to us by Five Star from such date until the Conversion Time; and (2) on April 1, 2019, we purchased from Five Star $49,155 of unencumbered Qualifying PP&E (as defined in the Transaction Agreement) related to our senior living communities leased and operated by Five Star.
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
The New Management Agreements expire in 2034, subject to Five Star's right to extend for two consecutive five year terms if Five Star achieves certain performance targets for the combined managed communities portfolio, unless earlier terminated or timely notice of nonrenewal is delivered. The New Management Agreements also provide us with the right to terminate the New Management Agreement for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023), provided we may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination. Pursuant to a guaranty agreement dated as of January 1, 2020, or the Guaranty, made by Five Star in favor of our applicable subsidiaries, Five Star has guaranteed the payment and performance of each of its applicable subsidiary's obligations under the applicable New Management Agreements.
In connection with the Transaction Agreement, we entered into a credit agreement with Five Star, pursuant to which we extended to Five Star a $25,000 line of credit. This line of credit matured and was terminated on January 1, 2020, and there were no borrowings outstanding under this line of credit at the time of such termination and Five Star did not make any borrowing under this line of credit at any time.
On April 1, 2019, we concluded that the Restructuring Transaction constituted a reconsideration event requiring us to assess whether we held a controlling financial interest in Five Star. As a result of this assessment, we determined that Five Star was a VIE effective as of the date of the Transaction Agreement. We determined not to consolidate Five Star in our consolidated financial statements, as we do not have the power to direct the activities of Five Star that most significantly impact Five Star's economic performance and therefore are not the primary beneficiary of Five Star. Effective January 1, 2020, we determined that Five Star is not a VIE and we will account for our 33.9% investment in Five Star using the equity method of accounting because we are deemed to exert significant influence, but not control, over Five Star's most significant activities.
Our Senior Living Communities Formerly Leased by Five Star. As of December 31, 2019, we were Five Star's largest landlord and Five Star was our largest tenant. We leased 166, 184 and 185 senior living communities to Five Star as of December 31, 2019, 2018 and 2017, respectively. We leased senior living communities to Five Star pursuant to the following five leases with Five Star, each of which was terminated as of January 1, 2020 pursuant to the Transaction Agreement:

•	Lease No. 1, which was to expire in 2024 and included 73 independent living communities, assisted living communities and SNFs as of December 31, 2019.

•	Lease No. 2, which was to expire in 2026 and included 39 independent living communities, assisted living communities and SNFs as of December 31, 2019.

•	Lease No. 3, which was to expire in 2028 and included 17 independent living communities and assisted living communities as of December 31, 2019.

•	Lease No. 4, which was to expire in 2032 and included 28 independent living communities, assisted living communities and SNFs as of December 31, 2019.

•	Lease No. 5, which was to expire in 2028 and included nine assisted living communities as of December 31, 2019.
As of December 31, 2019, under our previously existing leases with Five Star, Five Star paid us annual rent plus percentage rent equal to 4.0% of the increase in gross revenues at certain of our senior living communities over base year gross revenues as specified in the applicable leases. Pursuant to the Transaction Agreement, commencing February 1, 2019, no percentage rent was payable to us by Five Star. Five Star's obligation to pay percentage rent under Lease No. 5 commenced in 2018. We determined percentage rent due under these leases annually and recognized it when all contingencies were met, which was typically at year end. We recognized total rental income from Five Star of $137,898, $212,622 and $210,539 (including percentage rent of $538, $5,525 and $5,533) for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, 2018 and 2017, our net receivables from Five Star were $1,989, $18,697 and $18,539, respectively, and those amounts are included in due from affiliate in our consolidated balance sheets. No rent or percentage rent is payable to us by Five Star as of December 31, 2019.
As of December 31, 2019, our leases with Five Star were “triple net” leases, which generally required Five Star to pay rent and all property operating expenses, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the properties at Five Star's expense, to remove and dispose of hazardous substances on the properties in compliance with applicable law and to maintain insurance on the properties for Five Star's and our benefit.
Under our previously existing leases with Five Star, Five Star could request that we purchase certain improvements to the leased communities and, until we entered into the Transaction Agreement, the annual rent payable to us by Five Star would increase in accordance with a formula specified in the applicable lease in return for such purchases. During the years ended December 31, 2018 and 2017, we purchased $17,956 and $39,800, respectively, of such improvements and Five Star's annual rent payable to us increased by $1,433 and $3,193, respectively, in accordance with the terms of the applicable leases. Pursuant to the Transaction Agreement, the $111,603 of improvements to communities leased to Five Star, including $49,155 of fixed assets and improvements that were purchased pursuant to the Transaction Agreement as discussed above, that we funded during the year ended December 31, 2019 did not result in increased rent payable by Five Star.

As of December 31, 2019, Five Star was our most significant tenant. The following is a summary of the assets leased to and revenues earned from Five Star as a tenant as of and for the years ended December 31, 2019 and 2018 compared to all our other assets and revenues from all sources:

	As of December 31, 2019		As of December 31, 2018
	Gross Book Value of Real Estate Assets (1)	% of Total	Gross Book Value of Real Estate Assets (1)	% of Total
Five Star (2)	$2,286,951	27.2%	$2,253,853	26.7%
All others (3) (4)	6,133,672	72.8%	6,174,791	73.3%
	$8,420,623	100.0%	$8,428,644	100.0%

(1)
Represents the gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations, less impairment write downs, if any. Five Star also manages our managed senior living communities. The gross book value of real estate assets of $1,920,070 as of December 31, 2019 for those managed senior living communities is included in the "All others" category.

(2)	Includes gross book value of real estate assets of $50,951 classified as held for sale in our consolidated balance sheet as of December 31, 2019.

(3)	Includes gross book value of real estate assets of $213,416 and $3,752 classified as held for sale in our consolidated balance sheets as of December 31, 2019 and 2018, respectively.

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
	Total Revenues(1)	% of Total	Total Revenues (1)	% of Total
Five Star	$137,898	13.3%	$212,622	19.0%
All others	902,257	86.7%	904,542	81.0%
	$1,040,155	100.0%	$1,117,164	100.0%

(1)
Five Star also manages our managed senior living communities. Our revenues of $433,597 and $416,523 for the years ended December 31, 2019 and 2018, respectively, from those communities are included in the “All others” category.

Our Senior Living Communities Managed by Five Star. Five Star managed 78, 76 and 70 senior living communities for our account as of December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we leased most of our senior living communities that were managed by Five Star to our TRSs, and Five Star managed these communities pursuant to long term management agreements. As described above, pursuant to the Transaction Agreement, effective January 1, 2020, we replaced our long term management and pooling agreements with Five Star with the New Management Agreements, the terms of which are described above. We now lease all of our managed communities to our TRSs.
In December 2019, we acquired a 169 unit Class A active adult rental community located in Plano, Texas for a purchase price of approximately $50.3 million, excluding closing costs. Five Star manages this property for our account. See Note 3 for further information regarding this acquisition.
We incurred management fees of $15,327, $14,426 and $14,080 for the years ended December 31, 2019, 2018 and 2017, respectively, with respect to the communities Five Star managed for us during such years. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
The following table presents residents fees and services revenue disaggregated by the type of contract and payer:

Revenue from contracts with customers:	Year Ended December 31, 2019
Basic housing and support services	$353,699
Medicare and Medicaid programs	31,324
Private pay and other third party payer SNF services	48,574
Total residents fees and services	$433,597

In addition to providing management services to us, Five Star also provides certain other services to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for those rehabilitation services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees of $5,920, $6,442 and $7,525 for the years ended December 31, 2019, 2018 and 2017, respectively, with respect to rehabilitation services Five Star provided at senior living communities it manages for us that are payable by us. These amounts are included in property operating expenses in our consolidated statements of comprehensive income (loss).
Note 6. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our medical office and life science properties. We also have a subsidiary level management agreement with RMR LLC related to one of our life science properties located in Boston, Massachusetts, which we entered in connection with the joint venture arrangement for that life science property. Under that agreement, our subsidiary pays RMR LLC certain business management fees directly, which fees are credited against the business management fees payable by us to RMR LLC. See Note 7 for further information regarding our relationship, agreements and transactions with RMR LLC.
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

◦
The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued, or if we repurchase our common shares, during the measurement period.

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $27,399, $35,874 and $38,638 for the years ended December 31, 2019, 2018 and 2017, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized for the years ended December 31, 2019, 2018 and 2017 reflect a reduction of $2,974, for each of those years for the amortization of the liability we recorded in connection with, our investment in RMR Inc., as further described in Note 7.
Pursuant to our business management agreement with RMR LLC, in January 2019 and 2018, we paid RMR LLC an incentive management fee of $40,642 and $55,740 for the years ended December 31, 2018 and 2017, respectively. We did not recognize an incentive management fee payable to RMR LLC for the year ended December 31, 2019. In calculating the incentive management fee payable by us, our total shareholder return per share was adjusted in accordance with the business management agreement to reflect aggregate net increases in the number of our common shares outstanding as a result of certain share issuances and repurchases by us during the applicable three year measurement period. In addition, the calculation of our benchmark return per share was also adjusted for these issuances and repurchases in accordance with the business management agreement during the applicable three year measurement period.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $13,141, $12,214 and $10,919 for the years ended December 31, 2019, 2018 and 2017, respectively. The net property management and construction supervision fees we recognized reflect a reduction of $797 for both the years ended December 31, 2019 and 2018 and $798 for the year ended December 31, 2017, for the amortization of the liability we recorded in connection with our investment in RMR Inc., as further described in Note 7. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
Expense Reimbursement. We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our medical office and life science properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC's costs for providing our internal audit function, or as otherwise agreed. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $13,373, $11,891 and $9,993 for these costs and expenses for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our consolidated statements of comprehensive income (loss) for these periods.
Term. Our management agreements with RMR LLC have terms that end on December 31, 2039, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (i) at any time on 60 days' written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.
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

Note 7. Related Person Transactions
We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc. and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR LLC. The Chair of our Board and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Jennifer B. Clark, our other Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc. and an officer and employee of RMR LLC and each of our officers is also an officer and employee of RMR LLC. Certain of Five Star's officers are officers and employees of RMR LLC. Our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these companies. Other officers of RMR LLC serve as managing trustees or managing directors of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Five Star. We are currently Five Star's largest stockholder. As of January 1, 2020, we owned 10,691,658 of Five Star's common shares, or approximately 33.9% of Five Star's outstanding common shares. As of December 31, 2019, Five Star was our largest tenant and the manager of our managed senior living communities. Pursuant to the Transaction Agreement, as of January 1, 2020, all of our senior living communities that Five Star operates are managed pursuant to the New Management Agreements. RMR LLC provides management services to both us and Five Star.
As of January 1, 2020, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., together with ABP Trust, owned approximately 6.3% of Five Star's outstanding common shares. Adam Portnoy is the chair of the board of directors and a managing director of Five Star. Jennifer Clark is a managing director and the secretary of Five Star. Five Star's president and chief executive officer and executive vice president, chief financial officer and treasurer are officers and employees of RMR LLC.
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

•
we have the right to terminate our management agreements with Five Star upon the acquisition by a person or group of more than 9.8% of Five Star's voting stock or other change in control events, as defined therein affecting Five Star, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to Five Star's board of directors of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of Five Star's directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual; and

•
so long as Five Star is our tenant or manager or has a business management agreement with RMR LLC, Five Star will not acquire or finance any real estate of a type then owned or financed by us or any other company managed by RMR LLC without first giving us or such company managed by RMR LLC, as applicable, the opportunity to acquire or finance that real estate.

See Note 5 for further information regarding our relationships, agreements and transactions with Five Star.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our medical office and life science properties. See Note 6 for further information regarding our management agreements with RMR LLC.

Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC's property management offices. We recognized rental income from RMR LLC for leased office space of $256, $228 and $331 for the years ended December 31, 2019, 2018 and 2017, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. As described in Note 4, we award shares to our officers and other employees of RMR LLC annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder's retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR LLC. See Note 4 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligation on vesting share awards.
RMR Inc. On July 1, 2019, we sold all of the 2,637,408 shares of class A common stock of RMR Inc. that we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to the underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering, and the underwriters named therein. We received net proceeds of $98,557 from this sale, after deducting the underwriting discounts and commissions and other offering expenses.
AIC. Until its dissolution on February 13, 2020, we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services owned AIC in equal amounts. Certain of our Trustees and certain directors or trustees of the other AIC shareholders served on the board of directors of AIC until its dissolution.
We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC; we also had a one year standalone insurance policy that provided coverage for one of our life science properties located in Boston, Massachusetts that is owned in our joint venture arrangement, which we obtained as a part of this insurance program. We (including our consolidated joint venture) paid aggregate annual premiums, including taxes and fees, of $4,413, $2,433 and $3,607 in connection with this insurance program for the policy years ended June 30, 2019, 2018 and 2017, respectively. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
On February 13, 2020, AIC was dissolved and in connection with its dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 from AIC in December 2019.
As of December 31, 2019, 2018 and 2017, our investment in AIC had a carrying value of $298, $8,632 and $8,185, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $400, $516, and $608 related to our investment in AIC for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income (loss). Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on securities which were owned and held for sale by AIC of $91, $(68) and $462 related to our investment in AIC for the years ended December 31, 2019, 2018 and 2017, respectively.
RMR LLC historically provided management and administrative services to AIC for a fee equal to 3.0% of the total premiums paid for insurance arranged by AIC. As a result of the property insurance program having been discontinued, AIC has not occurred fees payable to RMR LLC since that time.
Directors' and Officers' Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services, including Five Star, participate in a combined directors' and officers' liability insurance policy. The current combined policy expires in September 2020. We paid aggregate premiums of $167, $253 and $255 in 2019, 2018 and 2017, respectively, for these policies.

Note 8. Indebtedness
At December 31, 2019 and 2018, our outstanding indebtedness consisted of the following:

		Principal Balance as of December 31,
Unsecured Floating Rate Debt (1)	Maturity	2019	2018
Revolving credit facility (2)	January 2022	$537,500	$139,000
Unsecured term loan (3)	January 2020	—	350,000
Unsecured term loan	June 2020	250,000	—
Unsecured term loan	September 2022	200,000	200,000
Total unsecured floating rate debt		$987,500	$689,000

(1)	As of December 31, 2019 and 2018, the unamortized net debt issuance costs on certain of these debts were $1,259 and $1,714, respectively.

(2)	Outstanding borrowings under our $1,000,000 unsecured revolving credit facility.

(3)	We prepaid this term loan in December 2019.

			December 31, 2019		December 31, 2018
Senior Unsecured Notes (1)	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior unsecured notes	3.250%	May 2019	$—	$—	$400,000	$19
Senior unsecured notes	6.750%	April 2020	200,000	59	200,000	274
Senior unsecured notes	6.750%	December 2021	300,000	1,024	300,000	1,558
Senior unsecured notes	4.750%	May 2024	250,000	342	250,000	421
Senior unsecured notes	4.750%	February 2028	500,000	6,857	500,000	7,702
Senior unsecured notes	5.625%	August 2042	350,000	—	350,000	—
Senior unsecured notes	6.250%	February 2046	250,000	—	250,000	—
Total senior unsecured notes			$1,850,000	$8,282	$2,250,000	$9,974

(1)	As of December 31, 2019 and 2018, the unamortized net debt issuance costs on certain of these notes were $21,037 and $23,081, respectively.

	Principal Balance as of December 31,				Number of Properties as Collateral	Net Book Value of Collateral as of December 31,

Secured and Other Debt	2019 (1)	2018 (1)	Interest Rate	Maturity	At December 31, 2019	2019	2018
Mortgage note (2)	$—	$42,618	3.79%	July 2019	—	$—	$61,199
Mortgage note (3)	1,426	2,037	7.49%	January 2022	1	11,469	14,602
Mortgage note	12,513	13,146	6.28%	July 2022	1	23,662	24,064
Mortgage note	10,958	11,180	4.85%	October 2022	1	20,139	20,602
Mortgage note	16,131	16,441	5.75%	October 2022	2	19,751	20,342
Mortgage note	16,056	16,442	6.64%	June 2023	1	22,854	20,538
Mortgage notes (4)	620,000	620,000	3.53%	August 2026	1	724,715	745,079
Mortgage note (3) (5)	1,589	1,983	6.25%	March 2026	1	4,226	4,402
Mortgage note	10,688	10,901	4.44%	July 2043	1	13,756	13,816
Capital Leases	8,874	9,832	7.70%	April 2026	2	18,432	17,970
Total secured	$698,235	$744,580			11	$859,004	$942,614

(1)
The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts. As of December 31, 2019 and 2018, the unamortized net premiums and debt issuance costs on certain of these mortgages were $506 and $394, respectively.

(2)	We prepaid this debt in May 2019.

(3)
The properties encumbered by these mortgages were classified as held for sale as of December 31, 2019. The associated mortgages, along with $25 of unamortized net debt issuance costs, are included in liabilities of properties held for sale in our consolidated balance sheets as of December 31, 2019.

(4)
The property encumbered by these mortgages is owned in a joint venture arrangement in which we own a 55% equity interest. The principal amounts listed in the table for these debts have not been adjusted to reflect the equity interests in the joint venture that we do not own.

(5)	We prepaid this debt in February 2020.
We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. Our revolving credit facility requires annual interest to be paid on borrowings at the rate of LIBOR plus a premium of 120 basis points per annum, and a facility fee of 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2,000,000.
As of December 31, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 2.8%. The weighted average annual interest rates for borrowings under our revolving credit facility were 3.4%, 3.0% and 2.4% for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had $537,500 outstanding and $462,500 available for borrowing, and as of February 28, 2020, we had $593,000 outstanding and $407,000 available for borrowing under our revolving credit facility.
We have a $250,000 term loan that matures in June 2020 and is prepayable without penalty at any time. Subject to the satisfaction of certain conditions, including the payment of an extension fee, we have the option to extend the maturity date by six months. We obtained this term loan in December 2019. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 125 basis points that is subject to adjustment based upon changes to our credit ratings. At December 31, 2019, the annual interest rate payable on amounts outstanding under this term loan was 2.9%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.9% for the year ended December 31, 2019.
We used the net proceeds from our $250,000 term loan, together with proceeds from our dispositions, borrowings under our revolving credit facility and cash on hand, to prepay in full our $350,000 senior unsecured term loan that was scheduled to mature on January 15, 2020. The interest rate on the new term loan is LIBOR plus 125 basis points. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $27 for the year ended December 31, 2019.
We also have a $200,000 term loan that matures in September 2022 and is prepayable without penalty at any time. This term loan requires annual interest to be paid at the rate of LIBOR plus a premium of 135 basis points that is subject to adjustment based upon changes to our credit ratings. At December 31, 2019, the annual interest rate payable on amounts outstanding under this term loan was 3.2%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.7%, 3.4% and 2.7% and for the years ended December 31, 2019, 2018 and 2017, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.
Interest on our senior unsecured notes are payable either semi-annually or quarterly in arrears; however, no principal repayments are due until maturity. Required monthly payments on our mortgages include principal and interest. Payments under our capital leases are due monthly. We include amortization of capital lease assets in depreciation and amortization expense.
Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at December 31, 2019.

In February 2018, we issued $500,000 of 4.75% senior unsecured notes due 2028. We used the net proceeds of this offering to reduce amounts outstanding under our revolving credit facility.
In February 2018, in connection with our acquisition of one senior living community, we assumed a $16,748 mortgage note with an annual interest rate of 6.64% and a maturity date in June 2023.
In March 2018, in connection with our acquisition of one medical office property, we assumed a $11,050 mortgage note with an annual interest rate of 4.44% and a maturity date in July 2043.
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
Also in May 2019, we prepaid, at par plus accrued interest, a mortgage note secured by four of our senior living communities with an outstanding principal balance of approximately $42,211, a maturity date in July 2019 and an annual interest rate of 3.79%. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $17 for the year ended December 31, 2019. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
In February 2020, we prepaid, at par plus accrued interest, a mortgage note secured by one of our senior living communities with an outstanding principal balance of approximately $1,554, a maturity date in March 2026 and an annual interest rate of 6.25%. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
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
Required principal payments on our outstanding debt as of December 31, 2019, are as follows:

Year	Principal Payment
2020	$453,799
2021	304,097
2022	776,872
2023	16,673
2024	252,110
Thereafter	1,732,184	(1)

(1) The carrying value of our total debt outstanding as of December 31, 2019, including unamortized debt issuance costs, premiums and discounts was $3,504,651.

Note 9. Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at December 31, 2019, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

				Significant
		Quoted Prices in Active	Significant Other	Unobservable
		Markets for Identical	Observable Inputs	Inputs
Description	Total	Assets (Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in Five Star (1)	$1,571	$1,571	$—	$—
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (2)	$88,656	$—	$88,656	$—
Real estate properties at fair value (3)	$106,850	$—	$—	$106,850

(1)
The 423,500 Five Star common shares we owned as of December 31, 2019 are included in investments in equity securities in our consolidated balance sheets, and are reported at fair value, which is based on quoted market prices (Level 1 inputs). Our adjusted cost basis for these shares was $6,353 as of December 31, 2019. During the year ended December 31, 2019, we recorded an unrealized loss of $462, which is included in gains and losses on equity securities, net in our consolidated statements of comprehensive income (loss), to adjust the carrying value of our investment in Five Star common shares to their fair value. See Note 7 for further information about our investment in Five Star.

(2)
We have assets in our consolidated balance sheets that are measured at fair value on a nonrecurring basis. During the year ended December 31, 2019, we recorded impairment charges of $16,977 to reduce the carrying value of 14 medical office properties that are classified as held for sale to their estimated sales price, less estimated costs to sell of $2,141, based on purchase and sale agreements that we have entered into with third party buyers for these medical office properties of $71,121. We also recorded impairment charges of $4,984 to reduce the carrying value of two senior living communities that are classified as held for sale to their estimated sales price, less estimated costs to sell of $515, based on purchase and sale agreements that we have entered into with third party buyers for these senior living communities of $17,535. See Note 3 for further information about impairment charges and these and other properties we have classified as held for sale.

(3)
We recorded impairment charges of $51,797 to reduce the carrying value of seven senior living communities to their estimated fair value of $106,850 based on third party offers. The valuation techniques and significant unobservable inputs used in the valuation of this property are considered Level 3 inputs as defined in the fair value hierarchy under GAAP.

In addition to the assets described in the table above, our financial instruments at December 31, 2019 and December 31, 2018 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our consolidated financial statements as of such dates, except as follows:

	As of December 31, 2019		As of December 31, 2018
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$1,820,681	$1,890,386	$2,216,945	$2,138,202
Secured debt (2) (3)	697,729	697,142	744,186	723,003
	$2,518,410	$2,587,528	$2,961,131	$2,861,205

(1)	Includes unamortized debt issuance costs, premiums and discounts.

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

(3)
Includes $3,015 of principal mortgage obligations and $25 of unamortized debt issuance costs for properties classified as held for sale as of December 31, 2019. These debts are included in liabilities of properties held for sale in our consolidated balance sheets as of December 31, 2019.

We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price of our common shares trading on Nasdaq (Level 1 input) as of December 31, 2019. We estimated the fair values of our four issuances of senior unsecured notes due 2020, 2021, 2024 and 2028 using an average of the bid and ask price on Nasdaq on or about December 31, 2019 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Realized and unrealized gains and losses for our equity securities for the years ended December 31, 2019 and 2018 were as follows:

	For the Year Ended December 31,
	2019	2018
Realized gains and losses on equity securities sold (1)	$(41,436)	$—
Unrealized gains and losses on equity securities held	(462)	(20,724)
Losses on equity securities, net	$(41,898)	$(20,724)

(1)	See Note 7 for further information about our former investment in RMR Inc.
Note 10. Noncontrolling Interest
In March 2017, we entered a joint venture arrangement with a sovereign investor for one of our life science properties located in Boston, Massachusetts. The investor contributed approximately $261,009 for a 45% equity interest in the joint venture, and we retained the remaining 55% equity interest in the joint venture. Net proceeds from this transaction were approximately $255,931, after transaction costs. We determined that this entity is a VIE and that we control the activities that most significantly impact the economic performance of this entity; we therefore continue to consolidate this property in our financial statements.
We recognized a noncontrolling interest in our consolidated balance sheets of approximately $181,859 as of completion of the transaction, which was equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction. The difference between the net proceeds received from this transaction and the noncontrolling interest recognized, which was approximately $74,072, was reflected as an increase in additional paid in capital in our consolidated balance sheets. The portion of the joint venture's net income and comprehensive income not attributable to us, or $5,356 and $5,542 for the years ended December 31, 2019 and 2018, respectively, is reported as noncontrolling interest in our consolidated statements of comprehensive income (loss). We made aggregate cash distributions to our joint venture partner of $21,583 and $21,022 for the years ended December 31, 2019 and 2018, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our consolidated balance sheets. As of December 31, 2019, this joint venture held real estate assets with an aggregate net book value of $724,715, subject to mortgage debts of $620,000.
In assessing whether we have a controlling interest in this joint venture arrangement and are required to consolidate the accounts of the joint venture entity, we considered the members' rights to residual gains and obligations to absorb losses, which activities most significantly impact the economic performance of the entity and which member has the power to direct those activities.
Note 11. Segment Reporting
In connection with the Restructuring Transaction, we determined to redefine our reportable segments to better reflect our current operating environment. As of December 31, 2019, we report under the following two segments: Office Portfolio and SHOP. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential care and other services for residents where we pay fees to the operator to manage the communities for our account. In addition, our SHOP segment includes triple net leased senior living communities that provide short term and long term residential care and other services for residents and from which we received rents from Five Star until January 1, 2020. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the New Management Agreements for all of our senior living communities operated by Five Star. Prior periods have been recast to reflect these reportable segments for all periods presented.

	For the Year Ended December 31, 2019
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$405,016	$137,898	$63,644	$606,558
Residents fees and services	—	433,597	—	433,597
Total revenues	405,016	571,495	63,644	1,040,155

Expenses:
Property operating expenses	132,348	356,722	—	489,070
Depreciation and amortization	137,611	132,637	18,777	289,025
General and administrative	—	—	37,028	37,028
Acquisition and certain other transaction related costs	—	—	13,102	13,102
Impairment of assets	43,035	65,822	6,344	115,201
Total expenses	312,994	555,181	75,251	943,426

Gain on sale of properties	6,617	15,207	17,872	39,696
Dividend income	—	—	1,846	1,846
Gains and losses on equity securities, net	—	—	(41,898)	(41,898)
Interest and other income	—	—	941	941
Interest expense	(24,399)	(3,058)	(152,655)	(180,112)
Loss on early extinguishment of debt	—	(17)	(27)	(44)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	74,240	28,446	(185,528)	(82,842)
Income tax expense	—	—	(436)	(436)
Equity in earnings of an investee	—	—	400	400
Net income (loss)	74,240	28,446	(185,564)	(82,878)
Net income attributable to noncontrolling interest	(5,356)	—	—	(5,356)
Net income (loss) attributable to common shareholders	$68,884	$28,446	$(185,564)	$(88,234)

	As of December 31, 2019
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,165,577	$3,044,989	$443,260	$6,653,826

	For the Year Ended December 31, 2018
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$412,813	$212,622	$75,206	$700,641
Residents fees and services	—	416,523	—	416,523
Total revenues	412,813	629,145	75,206	1,117,164

Expenses:
Property operating expenses	127,732	323,849	—	451,581
Depreciation and amortization	141,477	121,303	23,455	286,235
General and administrative	—	—	85,885	85,885
Acquisition and certain other transaction related costs	—	—	194	194
Impairment of assets	46,797	—	19,549	66,346
Total expenses	316,006	445,152	129,083	890,241

Gain on sale of properties	—	3,699	258,217	261,916
Dividend income	—	—	2,901	2,901
Gains and losses on equity securities, net	—	—	(20,724)	(20,724)
Interest and other income	—	—	667	667
Interest expense	(24,360)	(5,214)	(149,713)	(179,287)
(Loss) gain on early extinguishment of debt	—	(98)	76	(22)
Income from continuing operations before income tax expense and equity in earnings of an investee	72,447	182,380	37,547	292,374
Income tax expense	—	—	(476)	(476)
Equity in earnings of an investee	—	—	516	516
Net income	72,447	182,380	37,587	292,414
Net income attributable to noncontrolling interest	(5,542)	—	—	(5,542)
Net income attributable to common shareholders	$66,905	$182,380	$37,587	$286,872

	As of December 31, 2018
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,344,581	$2,984,333	$831,512	$7,160,426

	For the Year Ended December 31, 2017
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$382,127	$210,539	$88,356	$681,022
Residents fees and services	—	393,707	—	393,707
Total revenues	382,127	604,246	88,356	1,074,729

Expenses:
Property operating expenses	112,930	300,562	—	413,492
Depreciation and amortization	128,827	122,143	25,891	276,861
General and administrative	—	—	103,694	103,694
Acquisition and certain other transaction related costs	—	—	403	403
Impairment of assets	—	—	5,082	5,082
Total expenses	241,757	422,705	135,070	799,532

Gain on sale of properties	—	—	46,055	46,055
Dividend income	—	—	2,637	2,637
Interest and other income	—	—	406	406
Interest expense	(24,919)	(11,708)	(128,392)	(165,019)
Loss on early extinguishment of debt	(59)	(7,294)	(274)	(7,627)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	115,392	162,539	(126,282)	151,649
Income tax expense	—	—	(454)	(454)
Equity in earnings of an investee	—	—	608	608
Net income (loss)	115,392	162,539	(126,128)	151,803
Net income attributable to noncontrolling interest	(4,193)	—	—	(4,193)
Net income (loss) attributable to common shareholders	$111,199	$162,539	$(126,128)	$147,610

	As of December 31, 2017
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,367,485	$2,907,669	$1,018,865	$7,294,019

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

Our provision for income taxes consists of the following:

	For the Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	436	476	454
	436	476	454
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax provision	$436	$476	$454

A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
Nontaxable income	(21.0)%	(21.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	0.5%	0.1%	0.3%
TCJA adjustment	—%	—%	9.0%
Change in valuation allowance	3.5%	1.9%	(6.5)%
Other differences, net	(3.5)%	(1.9)%	(2.5)%
Effective tax rate	0.5%	0.1%	0.3%

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

	For the Year Ended December 31,
	2019	2018
Deferred tax assets:
Deferred income	$1,891	$1,937

Other	149	138
Tax loss carryforwards	32,487	29,648
	34,527	31,723
Valuation allowance	(34,527)	(31,723)
	—	—
Net deferred income taxes	$—	$—

Because of our TRSs' history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2019 and 2018. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss). As of December 31, 2019, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $129,248, which, if unused, begin to expire in 2031. In the normal course of business, income tax authorities in various income tax jurisdictions conduct routine audits of our income tax returns filed in prior years. Income tax years subsequent to 2014 may be open to examination in some of the income tax jurisdictions in which we operate.

Note 13. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2019	2018	2017
Weighted average common shares for basic earnings per share	237,604	237,511	237,420
Effect of dilutive securities: restricted share awards	—	35	32
Weighted average common shares for diluted earnings per share (1)	237,604	237,546	237,452

(1) For the year ended December 31, 2019, 36 of our unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 14. Selected Quarterly Financial Data (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2019 and 2018:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$266,286	$262,003	$255,827	$256,039
Net income (loss) attributable to common shareholders	$30,082	$(37,229)	$(29,390)	$(51,697)
Per share data (basic and diluted):
Net income (loss) attributable to common shareholders	$0.13	$(0.16)	$(0.12)	$(0.22)
Common distributions declared	$0.39	$0.15	$0.15	$0.15

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$275,770	$277,202	$278,969	$285,222
Net income (loss) attributable to common shareholders	$236,022	$123,587	$45,805	$(118,543)
Per share data (basic and diluted):
Net income (loss) attributable to common shareholders	$0.99	$0.52	$0.19	$(0.50)
Common distributions declared	$0.39	$0.39	$0.39	$0.39

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
2184 Parkway Lake Drive	Birmingham	AL	$—	$580	$5,980	$2,095	$—	$—	$580	$8,075	$8,655	$2,119	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	—	600	7,574	2,002	—	—	1,559	8,617	10,176	2,477	8/1/2008	2000
2021 Dahlke Drive NE	Cullman	AL	—	287	3,415	357	—	(233)	287	3,539	3,826	1,364	11/19/2004	1998
101 Tulip Lane	Dothan	AL	—	3,543	14,619	290	—	—	3,543	14,909	18,452	1,011	12/27/2017	2000
49 Hughes Road	Madison	AL	—	334	3,981	842	—	(243)	334	4,580	4,914	1,637	11/19/2004	1998
200 Terrace Lane	Priceville	AL	—	1,300	9,447	486	—	(41)	1,300	9,892	11,192	2,214	2/1/2012	2006
413 Cox Boulevard	Sheffield	AL	—	394	4,684	511	—	(191)	394	5,004	5,398	1,934	11/19/2004	1998
2435 Columbiana Road	Vestavia Hills	AL	—	843	23,472	2,597	—	—	850	26,062	26,912	3,667	7/12/2016	1991
4461 N Crossover Road	Fayetteville	AR	—	733	10,432	88	—	—	733	10,520	11,253	1,427	5/1/2015	2011
4210 S Caraway Road	Jonesboro	AR	—	653	9,515	109	—	—	653	9,624	10,277	1,298	5/1/2015	2008
672 Jones Road	Springdale	AR	—	572	9,364	346	—	—	572	9,710	10,282	1,310	5/1/2015	2007
13840 North Desert Harbor Drive	Peoria	AZ	—	2,687	15,843	5,589	—	(1,781)	2,693	19,645	22,338	8,312	1/11/2002	1990
11209 N. Tatum Boulevard	Phoenix	AZ	—	1,380	6,349	3,199	—	—	1,506	9,422	10,928	2,221	9/30/2011	1987
2444 West Las Palmaritas Drive	Phoenix	AZ	—	3,820	6,669	512	—	—	3,820	7,181	11,001	1,555	12/22/2010	1982
4121 East Cotton Center	Phoenix	AZ	—	5,166	12,724	480	—	—	5,198	13,172	18,370	1,591	1/29/2015	2000
3850 North US Hwy 89 (5)	Prescott	AZ	16,056	2,017	17,513	4,426	—	—	2,017	21,939	23,956	1,102	2/1/2018	1986
6001 East Thomas Road	Scottsdale	AZ	—	941	8,807	4,272	—	(51)	946	13,023	13,969	6,837	9/1/2012	1990
7090 East Mescal Street	Scottsdale	AZ	—	2,315	13,650	8,458	—	(1,325)	2,349	20,749	23,098	8,009	1/11/2002	1984
17225 North Boswell Boulevard	Sun City	AZ	—	1,189	10,569	2,029	—	(42)	1,189	12,556	13,745	7,440	9/1/2012	1990
14001 W. Meeker Boulevard	Sun City West	AZ	—	395	3,307	—	—	(192)	395	3,115	3,510	1,314	2/28/2003	1998
1415 West 3rd Street	Tempe	AZ	—	2,186	13,446	363	—	—	2,225	13,770	15,995	1,686	1/29/2015	1981
2500 North Rosemont Boulevard	Tucson	AZ	—	4,429	26,119	6,320	—	(2,661)	4,576	29,631	34,207	12,603	1/11/2002	1989
5000 Marina Boulevard	Brisbane	CA	—	7,957	13,430	672	—	—	7,957	14,102	22,059	731	11/14/2017	2000
5770 Armada Drive (5)	Carlsbad	CA	10,958	3,875	18,543	—	—	—	3,875	18,543	22,418	2,279	1/29/2015	1997
1350 South El Camino Real	Encinitas	CA	—	1,510	18,042	600	—	—	1,517	18,635	20,152	5,510	3/31/2008	1999
47201 Lakeview Boulevard	Fremont	CA	—	3,200	10,177	36	—	—	3,200	10,213	13,413	2,110	9/30/2011	1990
47211/47215 Lakeview Boulevard	Fremont	CA	—	3,750	12,656	161	—	—	3,750	12,817	16,567	2,531	9/30/2011	1985
47900 Bayside Parkway	Fremont	CA	—	4,580	10,370	1,001	—	—	4,580	11,371	15,951	2,313	9/30/2011	1991
577 South Peach Street	Fresno	CA	—	738	2,577	4,175	—	(211)	738	6,541	7,279	2,231	12/28/1990	1963
6075 North Marks Avenue	Fresno	CA	—	880	12,751	453	—	—	889	13,195	14,084	3,859	3/31/2008	1996
24552 Paseo de Valencia	Laguna Hills	CA	—	3,172	28,184	22,771	(3,066)	(20,671)	6,447	23,943	30,390	—	11/1/2012	1975
8631 West 3rd Street	Los Angeles	CA	—	24,640	88,277	14,273	—	—	24,640	102,550	127,190	22,283	11/22/2010	1979

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
8635 West 3rd Street	Los Angeles	CA	—	24,640	90,352	13,492	—	—	24,662	103,822	128,484	22,644	11/22/2010	1979
8700 Lindley Avenue	Northridge	CA	—	2,068	13,520	237	(1,282)	(1,851)	1,898	10,794	12,692	—	5/1/2015	2000
1319 Brookside Avenue	Redlands	CA	—	1,770	9,982	640	—	—	1,770	10,622	12,392	3,054	3/31/2008	1999
110 Sterling Court	Roseville	CA	—	1,620	10,262	1,856	—	—	1,620	12,118	13,738	3,182	3/31/2008	1998
1371 Parkside Drive	San Bernardino	CA	—	1,250	9,069	1,005	(699)	(3,703)	1,166	5,756	6,922	—	8/31/2006	1988
16925 & 16916 Hierba Drive	San Diego	CA	—	9,142	53,904	15,358	—	(5,098)	9,180	64,126	73,306	27,305	1/11/2002	1987
3030 Science Park	San Diego	CA	—	2,466	46,473	3,317	—	—	2,466	49,790	52,256	12,102	8/6/2009	1986
3040 Science Park	San Diego	CA	—	1,225	23,077	1,683	—	—	1,225	24,760	25,985	6,009	8/6/2009	1986
3050 Science Park	San Diego	CA	—	1,508	28,753	2,027	—	—	1,508	30,780	32,288	7,487	8/6/2009	1986
2904 Orchard Parkway	San Jose	CA	—	10,788	8,890	2,278	—	—	10,788	11,168	21,956	706	1/25/2018	1979
3530 Deer Park Drive	Stockton	CA	—	670	14,419	1,618	—	—	682	16,025	16,707	4,409	3/31/2008	1999
877 East March Lane	Stockton	CA	—	1,176	11,171	6,279	—	(1,295)	1,411	15,920	17,331	6,142	9/30/2003	1988
28515 Westinghouse Place	Valencia	CA	—	$4,669	41,440	—	—	—	4,669	41,440	46,109	5,094	1/29/2015	2008
1866 San Miguel Drive	Walnut Creek	CA	—	$2,010	9,290	4,341	—	(34)	3,417	12,190	15,607	2,587	12/1/2011	1996
1950 South Dayton Street	Aurora	CO	—	$3,062	46,195	1,541	—	—	3,120	47,678	50,798	6,503	5/1/2015	1987
3920 East San Miguel Street	Colorado Springs	CO	—	$1,380	8,894	3,940	—	(34)	1,602	12,578	14,180	2,595	7/31/2012	1977
8271 South Continental Divide Road	Littleton	CO	—	$400	3,507	—	—	(202)	400	3,305	3,705	1,394	2/28/2003	1998
9005 Grant Street	Thornton	CO	—	$961	10,867	621	—	—	1,109	11,340	12,449	1,927	12/28/2012	2001
7809 W. 38th Avenue	Wheat Ridge	CO	—	$470	3,373	6	—	—	475	3,374	3,849	823	4/1/2010	2004
40 Sebethe Drive	Cromwell	CT	—	$570	5,304	1,193	—	—	596	6,471	7,067	1,703	12/22/2010	1998
1145 19th Street NW	Washington	DC	—	$13,600	24,880	29,102	—	—	13,600	53,982	67,582	8,499	5/20/2009	1976
2141 K Street, NW	Washington	DC	—	$13,700	8,400	4,556	—	—	13,700	12,956	26,656	3,715	12/22/2008	1966
255 Possum Park Road	Newark	DE	—	$2,010	11,852	7,754	—	(1,177)	2,761	17,678	20,439	6,349	1/11/2002	1982
4175 Ogletown Stanton Rd	Newark	DE	—	$1,500	19,447	1,279	—	—	1,513	20,713	22,226	6,051	3/31/2008	1998
1212 Foulk Road	Wilmington	DE	—	$1,179	6,950	2,331	—	(951)	1,202	8,307	9,509	3,543	1/11/2002	1974
1912 Marsh Road	Wilmington	DE	—	4,365	25,739	4,757	—	(1,985)	4,431	28,445	32,876	12,047	1/11/2002	1988
2723 Shipley Road	Wilmington	DE	—	869	5,126	4,949	—	(1,182)	934	8,828	9,762	3,509	1/11/2002	1989
407 Foulk Road	Wilmington	DE	—	38	227	2,450	—	(161)	84	2,470	2,554	724	1/11/2002	1965
22601 Camino Del Mar	Boca Raton	FL	—	3,200	46,800	4,190	—	(969)	3,204	50,017	53,221	11,594	12/15/2011	1990
1325 S Congress Avenue	Boynton Beach	FL	—	1,620	5,341	1,285	—	—	1,628	6,618	8,246	1,293	7/27/2012	1985
1425 Congress Avenue	Boynton Beach	FL	—	2,390	14,768	3,017	—	(241)	2,390	17,544	19,934	4,128	8/9/2011	1994
1416 Country Club Blvd.	Cape Coral	FL	—	400	2,907	—	—	(173)	400	2,734	3,134	1,153	2/28/2003	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
8500 Royal Palm Boulevard	Coral Springs	FL	—	3,410	20,104	27,457	—	(2,247)	3,421	45,303	48,724	15,412	1/11/2002	1984
1208 South Military Trail	Deerfield Beach	FL	—	1,690	14,972	25,038	—	(59)	1,739	39,902	41,641	16,730	10/1/2012	1986
3001 DC Country Club Boulevard	Deerfield Beach	FL	—	3,196	18,848	18,833	—	(1,640)	3,222	36,015	39,237	13,287	1/11/2002	1990
12780 Kenwood Lane	Fort Myers	FL	—	369	2,174	3,418	—	(277)	859	4,825	5,684	1,790	1/11/2002	1990
2480 North Park Road	Hollywood	FL	—	4,500	40,500	15,318	—	(964)	4,556	54,798	59,354	12,282	12/15/2011	1986
8901 Tamiami Trail East	Naples	FL	—	3,200	2,898	14,239	—	(400)	3,200	16,737	19,937	4,903	8/31/2006	1984
12780 Waterford Lakes Parkway	Orlando	FL	—	977	3,946	105	—	—	1,052	3,976	5,028	613	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	—	488	2,621	103	—	—	488	2,724	3,212	471	12/18/2013	2003
1825 N. Mills Avenue	Orlando	FL	—	519	1,799	354	—	—	519	2,153	2,672	628	12/22/2008	1997
1911 N. Mills Avenue	Orlando	FL	—	1,946	7,197	771	—	—	1,946	7,968	9,914	2,402	12/22/2008	1997
1925 N. Mills Avenue	Orlando	FL	—	135	532	155	—	—	135	687	822	224	12/22/2008	1997
250 N. Alafaya Trail	Orlando	FL	—	967	4,362	240	—	—	967	4,602	5,569	678	12/18/2013	1999
45 Katherine Boulevard	Palm Harbor	FL	—	3,379	29,945	6,777	—	(55)	3,392	36,654	40,046	21,887	10/1/2012	1992
900 West Lake Road	Palm Harbor	FL	—	3,449	20,336	9,819	—	(2,155)	3,493	27,956	31,449	11,158	1/11/2002	1989
8500 West Sunrise Boulevard	Plantation	FL	—	4,700	24,300	6,323	—	(1,143)	4,717	29,463	34,180	8,571	12/15/2011	1989
1371 South Ocean Boulevard	Pompano Beach	FL	—	2,500	15,500	13,904	—	(652)	2,560	28,692	31,252	6,922	12/15/2011	1991
2701 North Course Drive	Pompano Beach	FL	—	7,700	2,127	39,047	—	(521)	7,700	40,653	48,353	12,713	8/31/2006	1985
20480 Veterans Boulevard	Port Charlotte	FL	—	400	11,934	1,914	—	(193)	440	13,615	14,055	3,475	7/22/2011	1996
1699 S.E. Lyngate Drive	Port St. Lucie	FL	—	1,242	11,009	3,124	—	(36)	1,249	14,090	15,339	8,101	10/1/2012	1993
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	—	890	9,345	2,414	—	(135)	1,673	10,841	12,514	2,365	7/22/2011	2007
900 South Harbour Island Blvd.	Tampa	FL	—	4,850	6,349	7	—	—	4,850	6,356	11,206	1,940	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	—	2,061	12,153	14,183	—	(1,663)	2,075	24,659	26,734	8,865	1/11/2002	1988
2351 Cedarcrest Road	Acworth	GA	—	2,000	6,674	168	—	—	2,000	6,842	8,842	878	5/1/2016	2014
1200 Bluegrass Lakes Parkway	Alpharetta	GA	—	1,689	15,936	—	—	—	1,689	15,936	17,625	1,959	1/29/2015	2001
855 North Point Pkwy	Alpharetta	GA	—	5,390	26,712	—	—	—	5,390	26,712	32,102	7,596	8/21/2008	2006
253 N. Main Street	Alpharetta	GA	—	1,325	12,377	707	—	—	1,358	13,051	14,409	1,771	5/1/2015	1997
1291 Cedar Shoals Drive	Athens	GA	—	337	4,006	1,062	—	(200)	368	4,837	5,205	1,695	11/19/2004	1998
1515 Sheridan Road	Atlanta	GA	—	5,800	9,305	3	—	—	5,800	9,308	15,108	2,821	11/30/2007	1978
240 Marietta Highway	Canton	GA	—	806	8,555	1,157	—	—	806	9,712	10,518	1,898	10/1/2013	1997
4500 South Stadium Drive	Columbus	GA	—	294	3,505	436	—	(168)	298	3,769	4,067	1,387	11/19/2004	1999
1352 Wellbrook Circle	Conyers	GA	—	342	4,068	1,094	—	(178)	342	4,984	5,326	1,813	11/19/2004	1997
1501 Milstead Road	Conyers	GA	—	750	7,796	559	—	—	750	8,355	9,105	1,967	9/30/2010	2008

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
3875 Post Road	Cumming	GA	—	954	12,796	215	—	—	958	13,007	13,965	1,825	5/1/2015	2007
4960 Jot Em Down Road	Cumming	GA	—	1,548	18,666	12,321	—	(18)	3,416	29,101	32,517	5,169	8/1/2013	2011
5610 Hampton Park Drive	Cumming	GA	—	3,479	14,771	211	—	—	3,481	14,980	18,461	2,082	9/3/2015	2014
7955 Majors Road	Cumming	GA	—	1,325	7,770	379	—	—	1,325	8,149	9,474	1,100	5/1/2015	2009
2470 Dug Gap Road	Dalton	GA	—	262	3,119	611	—	(133)	262	3,597	3,859	1,302	11/19/2004	1997
101 West Ponce De Leon Avenue	Decatur	GA	—	3,500	13,179	31	—	—	3,500	13,210	16,710	2,503	5/30/2012	1992
2801 North Decatur Road	Decatur	GA	—	3,100	4,436	1,597	—	—	3,100	6,033	9,133	1,513	7/9/2008	1986
114 Penland Street	Ellijay	GA	—	496	7,107	715	—	—	496	7,822	8,318	1,381	10/1/2013	2008
353 North Belair Road	Evans	GA	—	230	2,663	633	—	(170)	230	3,126	3,356	1,198	11/19/2004	1998
1294 Highway 54 West	Fayetteville	GA	—	853	9,903	487	—	—	943	10,300	11,243	1,448	5/1/2015	1999
2435 Limestone Parkway	Gainesville	GA	—	268	3,186	1,162	—	(172)	268	4,176	4,444	1,356	11/19/2004	1998
3315 Thompson Bridge Road	Gainesville	GA	—	934	30,962	856	—	—	956	31,796	32,752	4,243	5/1/2015	1999
5373 Thompson Mill Road	Hoschton	GA	—	944	12,171	155	—	—	949	12,321	13,270	1,659	5/1/2015	2011
8080 Summit Business Parkway	Jonesboro	GA	—	1,800	20,664	2,839	—	(241)	1,800	23,262	25,062	5,484	6/20/2011	2007
6191 Peake Road	Macon	GA	—	183	2,179	906	—	(142)	183	2,943	3,126	960	11/19/2004	1998
1360 Upper Hembree Road	Roswell	GA	—	1,080	6,138	50	—	—	1,067	6,201	7,268	1,183	5/7/2012	2007
1 Savannah Square Drive	Savannah	GA	—	1,200	19,090	6,404	—	(627)	1,413	24,654	26,067	7,841	10/1/2006	1987
5200 Habersham Street	Savannah	GA	—	800	7,800	1,542	—	(74)	803	9,265	10,068	2,246	6/23/2011	2005
7410 Skidaway Road	Savannah	GA	—	400	5,670	1,266	—	(512)	422	6,402	6,824	2,045	11/1/2006	1989
2078 Scenic Highway	Snellville	GA	—	870	4,030	524	—	—	870	4,554	5,424	1,243	12/10/2009	1997
475 Country Club Drive	Stockbridge	GA	—	512	9,560	384	—	—	551	9,905	10,456	1,411	5/1/2015	1998
1300 Montreal Road	Tucker	GA	—	690	6,210	1,107	—	(397)	694	6,916	7,610	2,424	6/3/2005	1997
1100 Ward Avenue	Honolulu	HI	—	$11,200	55,618	6,172	—	—	11,247	61,743	72,990	11,526	6/18/2012	1961
2340 West Seltice Way	Coeur d'Alene	ID	—	$910	7,170	2,872	—	—	1,032	9,920	10,952	2,015	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	—	$510	6,640	2,095	—	—	732	8,513	9,245	1,775	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	—	$3,665	32,587	8,870	—	(44)	3,781	41,297	45,078	23,476	11/1/2012	1986
1450 Busch Parkway	Buffalo Grove	IL	—	$3,800	11,456	751	—	—	3,815	12,192	16,007	2,850	9/16/2010	2009
2601 Patriot Boulevard	Glenview	IL	—	$2,285	9,593	—	—	—	2,285	9,593	11,878	1,179	1/29/2015	2005
1373 D'Adrian Professional Park	Godfrey	IL	—	$281	15,088	508	—	—	281	15,596	15,877	2,144	5/1/2015	2010
900 43rd Avenue	Moline	IL	—	$482	7,651	236	—	—	482	7,887	8,369	1,044	5/1/2015	2003 / 2012
221 11th Avenue	Moline	IL	—	$161	7,244	1,445	—	—	161	8,689	8,850	1,139	5/1/2015	2008
2700 14th Street	Pekin	IL	—	$171	11,475	265	—	—	172	11,739	11,911	1,611	5/1/2015	2009

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
7130 Crimson Ridge Drive	Rockford	IL	—	$200	7,300	1,710	—	—	1,596	7,614	9,210	1,799	5/1/2011	1999
1220 Lakeview Drive	Romeoville	IL	—	$1,120	19,582	(61)	—	—	1,058	19,583	20,641	5,568	8/21/2008	2005
1201 Hartman Lane	Shiloh	IL	—	$743	7,232	841	—	—	1,237	7,579	8,816	781	12/8/2016	2003
900 Southwind Road	Springfield	IL	—	$300	6,744	1,456	—	(108)	300	8,092	8,392	2,753	8/31/2006	1990
2705 Avenue E	Sterling	IL	—	$341	14,331	368	—	—	341	14,699	15,040	2,004	5/1/2015	2008
39 Dorothy Drive	Troy	IL	—	$1,002	7,010	252	—	—	1,002	7,262	8,264	774	12/8/2016	2003
100 Grand Victorian Place	Washington	IL	—	$241	12,046	328	—	—	241	12,374	12,615	1,671	5/1/2015	2009
1615 Lakeside Drive	Waukegan	IL	—	$2,700	9,590	2,876	—	—	3,264	11,902	15,166	2,599	9/30/2011	1990
1675 Lakeside Drive	Waukegan	IL	—	$2,420	9,382	2,204	—	—	2,873	11,133	14,006	2,500	9/30/2011	1998
406 Smith Drive	Auburn	IN	—	$380	8,246	410	—	—	380	8,656	9,036	2,531	9/1/2008	1999
6990 East County Road 100 North	Avon	IN	—	$850	11,888	391	—	—	850	12,279	13,129	3,704	9/1/2008	1999
2455 Tamarack Trail	Bloomington	IN	—	$5,400	25,129	27,768	—	—	6,339	51,958	58,297	9,358	11/1/2008	1983
2460 Glebe Street	Carmel	IN	—	$2,108	57,741	668	—	—	2,125	58,392	60,517	7,538	5/1/2015	2008
701 East County Line Road	Greenwood	IN	—	$1,830	14,303	782	—	—	1,830	15,085	16,915	3,168	12/1/2011	2007
8505 Woodfield Crossing Boulevard	Indianapolis	IN	—	2,785	16,396	6,420	—	(1,925)	2,785	20,891	23,676	8,491	1/11/2002	1986
2501 Friendship Boulevard	Kokomo	IN	—	512	13,009	277	—	—	512	13,286	13,798	799	12/27/2017	1997
603 Saint Joseph Drive	Kokomo	IN	—	220	5,899	867	—	—	220	6,766	6,986	1,960	9/1/2008	1998
1211 Longwood Drive	La Porte	IN	—	770	5,550	874	—	—	923	6,271	7,194	1,842	9/1/2008	1998
1590 West Timberview Drive	Marion	IN	—	410	5,409	372	—	—	410	5,781	6,191	1,782	9/1/2008	2000
1473 East McKay Road	Shelbyville	IN	—	190	5,328	339	—	—	190	5,667	5,857	1,697	9/1/2008	1999
17441 State Road 23	South Bend	IN	—	400	3,107	—	—	(182)	400	2,925	3,325	1,234	2/28/2003	1998
222 South 25th Street	Terra Haute	IN	—	300	13,115	602	—	—	300	13,717	14,017	4,154	9/1/2008	2005
150 Fox Ridge Drive	Vincennes	IN	—	110	3,603	1,370	—	—	110	4,973	5,083	1,513	9/1/2008	1985
1501 Inverness Drive	Lawrence	KS	—	1,600	18,565	1,284	—	—	1,758	19,691	21,449	5,722	10/1/2009	1988
5799 Broadmoor Street	Mission	KS	—	1,522	7,246	1,320	—	—	1,522	8,566	10,088	766	1/17/2017	1986
3501 West 95th Street	Overland Park	KS	—	2,568	15,140	5,117	—	(1,677)	2,580	18,568	21,148	7,708	1/11/2002	1989
6555 West 75th Street	Overland Park	KS	—	1,274	1,126	14,257	—	(994)	1,487	14,176	15,663	5,558	10/25/2002	1985
6700 W. 115th Street	Overland Park	KS	—	4,503	29,387	117	—	—	4,503	29,504	34,007	1,482	1/3/2018	2006
981 Campbell Lane	Bowling Green	KY	—	365	4,345	685	—	(203)	365	4,827	5,192	1,776	11/19/2004	1999
102 Leonardwood Drive	Frankfort	KY	—	560	8,282	1,786	—	(60)	579	9,989	10,568	3,481	8/31/2006	1989
4190 Lafayette Road	Hopkinsville	KY	—	316	3,761	439	—	(193)	316	4,007	4,323	1,472	11/19/2004	1999
690 Mason Headley Road (6)	Lexington	KY	7,186	—	10,848	12,339	—	(990)	42	22,155	22,197	11,198	1/11/2002	1985

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
700 Mason Headley Road (6)	Lexington	KY	1,688	—	6,394	7,858	—	(714)	52	13,486	13,538	6,105	1/11/2002	1980
200 Brookside Drive	Louisville	KY	—	3,524	20,779	7,629	—	(2,608)	3,549	25,775	29,324	10,790	1/11/2002	1984
1517 West Broadway	Mayfield	KY	—	268	2,730	1,028	—	(157)	268	3,601	3,869	1,326	11/19/2004	1999
1700 Elmdale Road	Paducah	KY	—	450	5,358	1,203	—	(245)	451	6,315	6,766	2,264	11/19/2004	2000
100 Neighborly Way	Somerset	KY	—	200	4,919	454	—	—	200	5,373	5,573	1,738	11/6/2006	2000
1295 Boylston Street	Boston	MA	—	7,600	18,140	3,179	—	—	7,625	21,294	28,919	4,634	1/26/2011	1930
11 Fan Pier Boulevard / 50 Northern Avenue (5)	Boston	MA	620,000	52,643	784,954	(1,382)	—	—	52,643	783,572	836,215	111,500	5/7/2014	2013
549 Albany Street	Boston	MA	—	4,576	45,029	—	—	—	4,569	45,036	49,605	7,131	8/22/2013	1895
330 Baker Avenue	Concord	MA	—	3,775	19,906	—	—	—	3,775	19,906	23,681	2,447	1/29/2015	2013
4 Maguire Road	Lexington	MA	—	3,600	15,555	2,031	(7,255)	—	3,884	10,047	13,931	3,369	12/22/2008	1994
100 Hampshire Street	Mansfield	MA	—	2,090	8,215	1,302	—	—	2,486	9,121	11,607	2,029	12/22/2010	1975
15 Hampshire Street	Mansfield	MA	—	1,360	7,326	495	—	—	1,748	7,433	9,181	1,750	12/22/2010	1988
5 Hampshire Street	Mansfield	MA	—	1,190	5,737	1,695	—	—	1,464	7,158	8,622	1,431	12/22/2010	1988
30 New Crossing Road	Reading	MA	—	1,443	14,153	183	—	—	1,455	14,324	15,779	2,615	9/27/2012	1986
299 Cambridge Street	Winchester	MA	—	3,218	18,988	11,326	—	(1,679)	3,218	28,635	31,853	11,114	1/11/2002	1991
2717 Riva Road	Annapolis	MD	—	1,290	12,373	670	—	—	1,290	13,043	14,333	3,857	3/31/2008	2001
658 Boulton Street	Bel Air	MD	—	4,750	16,504	2	—	—	4,750	16,506	21,256	5,003	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	—	408	3,421	872	—	(298)	408	3,995	4,403	1,664	10/25/2002	2000
8100 Connecticut Avenue	Chevy Chase	MD	—	15,170	92,830	6,867	—	(1,117)	15,177	98,573	113,750	21,408	12/15/2011	1990
8220 Snowden River Parkway	Columbia	MD	—	1,390	10,303	839	—	—	1,390	11,142	12,532	3,208	3/31/2008	2001
700 Port Street	Easton	MD	—	383	4,555	3,258	—	(397)	394	7,405	7,799	2,711	10/25/2002	2000
3004 North Ridge Road	Ellicott City	MD	—	1,409	22,691	8,323	—	(1,814)	1,467	29,142	30,609	10,966	3/1/2004	1997
1820 Latham Drive	Frederick	MD	—	385	3,444	985	—	(331)	385	4,098	4,483	1,637	10/25/2002	1998
2100 Whittier Drive	Frederick	MD	—	1,260	9,464	1,350	—	—	1,260	10,814	12,074	3,131	3/31/2008	1999
10116 Sharpsburg Pike	Hagerstown	MD	—	1,040	7,471	4,591	—	—	1,044	12,058	13,102	3,282	3/31/2008	1999
4000 Old Court Road	Pikesville	MD	—	2,000	4,974	802	—	—	2,000	5,776	7,776	1,614	12/22/2008	1987
12725 Twinbrook Parkway	Rockville	MD	—	6,138	6,526	541	—	—	6,138	7,067	13,205	722	7/12/2017	1968
715 Benfield Road	Severna Park	MD	—	229	9,798	2,113	—	(769)	246	11,125	11,371	4,690	10/25/2002	1998
14400 Homecrest Road	Silver Spring	MD	—	1,200	9,288	7,258	—	(1,270)	1,207	15,269	16,476	5,769	10/25/2002	1996
801 Roeder Road	Silver Spring	MD	—	1,900	12,858	1,910	—	—	1,900	14,768	16,668	2,958	6/27/2012	1976
720 & 734 N. Pine Road	Hampton	MI	—	300	2,406	—	—	(142)	300	2,264	2,564	955	2/28/2003	1998
4004 & 4012 Waldo Road	Midland	MI	—	400	2,606	—	—	(162)	400	2,444	2,844	1,031	2/28/2003	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1605 & 1615 Fredericks Drive	Monroe	MI	—	300	2,506	—	—	(152)	300	2,354	2,654	993	2/28/2003	1998
3150 & 3100 Old Centre Road	Portage	MI	—	300	2,206	—	—	(133)	300	2,073	2,373	875	2/28/2003	1998
2445 & 2485 Mc Carty Road	Saginaw	MI	—	600	5,212	—	—	(305)	600	4,907	5,507	2,070	2/28/2003	1998
11855 Ulysses Street NE	Blaine	MN	—	2,774	9,276	409	—	—	2,774	9,685	12,459	1,763	12/21/2012	2007
1305 Corporate Center Drive	Eagan	MN	—	2,300	13,105	6,111	—	—	2,735	18,781	21,516	3,477	12/22/2010	1986
8301 Golden Valley Road	Golden Valley	MN	—	1,256	4,680	390	—	—	1,256	5,070	6,326	503	2/10/2016	1998
8401 Golden Valley Road	Golden Valley	MN	—	1,510	5,742	1,773	—	—	1,510	7,515	9,025	739	2/10/2016	1998
8501 Golden Valley Road	Golden Valley	MN	—	1,263	4,288	803	—	—	1,263	5,091	6,354	501	2/10/2016	1998
1201 Northland Drive	Mendota Heights	MN	—	1,220	10,208	1,250	—	—	1,461	11,217	12,678	2,730	1/25/2011	1989
12700 Whitewater Drive	Minnetonka	MN	—	5,453	8,108	8,182	—	—	5,453	16,290	21,743	865	10/2/2017	1998
20600 South Diamond Lake Road	Rogers	MN	—	2,760	45,789	2,332	—	—	2,852	48,029	50,881	14,675	3/1/2008	1999
2200 County Road C West	Roseville	MN	—	590	702	483	—	—	734	1,041	1,775	284	9/30/2011	1991
4166 Lexington Avenue N	Shoreview	MN	—	1,300	4,547	307	—	—	1,439	4,715	6,154	1,060	5/20/2011	1988
1365 Crestridge Lane	West St. Paul	MN	—	400	2,506	—	—	(292)	400	2,214	2,614	934	2/28/2003	1998
305 & 315 Thompson Avenue	West St. Paul	MN	—	400	3,608	99	—	(402)	400	3,305	3,705	1,394	2/28/2003	1998
5351 Gretna Road	Branson	MO	—	743	10,973	313	—	—	754	11,275	12,029	1,572	5/1/2015	2002
845 N New Ballas Court	Creve Coeur	MO	—	1,582	16,328	639	—	—	1,582	16,967	18,549	803	1/22/2018	2006
3828 College View Drive	Joplin	MO	—	260	11,382	440	—	(14)	260	11,808	12,068	2,516	8/31/2012	2003
14100 Magellan Plaza	Maryland Heights	MO	—	3,719	37,304	4,333	—	—	3,179	42,177	45,356	6,250	1/29/2015	2003
640 E Highland Avenue	Nevada	MO	—	311	5,703	181	—	—	311	5,884	6,195	802	5/1/2015	1997
2410 W Chesterfield Blvd	Springfield	MO	—	924	12,772	207	—	—	924	12,979	13,903	1,702	5/1/2015	1999
3540 East Cherokee Street	Springfield	MO	—	1,084	11,339	362	—	—	1,129	11,656	12,785	1,585	5/1/2015	1996
4700 North Hanley Road	St. Louis	MO	—	5,166	41,587	131	—	—	5,166	41,718	46,884	5,144	1/29/2015	2014
1488 Belk Boulevard	Oxford	MS	—	450	5,791	846	(3,592)	(2,222)	169	1,104	1,273	—	10/1/2006	2000
108 Clarington Drive	Southaven	MS	—	450	5,795	1,100	(3,742)	(2,275)	189	1,139	1,328	—	10/1/2006	2000
1547 North Hunters Way	Bozeman	MT	—	1,616	27,750	285	—	—	1,641	28,010	29,651	3,655	5/1/2015	2008
118 Alamance Road	Burlington	NC	—	575	9,697	1,022	—	(84)	575	10,635	11,210	2,490	6/20/2011	1998
1050 Crescent Green Drive	Cary	NC	—	713	4,628	2,429	—	(731)	713	6,326	7,039	2,693	10/25/2002	1999
2220 & 2230 Farmington Drive	Chapel Hill	NC	—	800	6,414	—	—	(375)	800	6,039	6,839	2,548	2/28/2003	1996
2101 Runnymede Lane	Charlotte	NC	—	2,475	11,451	950	—	(87)	2,458	12,331	14,789	3,193	6/20/2011	1999
5920 McChesney Drive	Charlotte	NC	—	820	7,790	1,217	—	—	820	9,007	9,827	2,495	11/17/2009	2001
6101 Clarke Creek Parkway	Charlotte	NC	—	500	13,960	36	—	—	500	13,996	14,496	3,990	11/17/2009	1999

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
500 Penny Lane NE	Concord	NC	—	1,687	17,603	334	—	—	1,687	17,937	19,624	2,001	6/29/2016	1997
1002 Highway 54	Durham	NC	—	595	5,200	265	—	(62)	595	5,403	5,998	1,253	6/20/2011	1988
4505 Emperor Boulevard	Durham	NC	—	1,285	16,932	367	—	—	1,285	17,299	18,584	1,017	10/11/2017	2001
5213 South Alston Avenue	Durham	NC	—	1,093	31,377	43	—	—	1,093	31,420	32,513	3,864	1/29/2015	2010
2755 Union Road	Gastonia	NC	—	1,104	17,834	583	—	—	1,104	18,417	19,521	2,485	6/29/2016	1998
1001 Phifer Road	Kings Mountain	NC	—	655	8,283	647	—	(89)	657	8,839	9,496	2,123	6/23/2011	1998
128 Brawley School Road	Mooresville	NC	—	595	7,305	910	—	(67)	601	8,142	8,743	1,903	6/23/2011	1999
1309 , 1321, & 1325 McCarthy Boulevard	New Bern	NC	—	1,245	20,898	853	—	(159)	1,245	21,592	22,837	4,722	6/20/2011	2001/2005/2008
13150 Dorman Road	Pineville	NC	—	550	7,570	1,642	—	—	550	9,212	9,762	2,445	11/17/2009	1998
13180 Dorman Road	Pineville	NC	—	630	15,230	7	—	—	630	15,237	15,867	4,339	11/17/2009	1998
801 Dixie Trail	Raleigh	NC	—	3,233	17,788	232	—	—	3,236	18,017	21,253	2,475	6/29/2016	1992
2744 South 17th Street	Wilmington	NC	—	1,134	14,771	1,230	—	—	1,139	15,996	17,135	2,284	4/18/2016	1998
1730 Parkwood Boulevard West	Wilson	NC	—	610	14,787	548	—	(163)	610	15,172	15,782	3,367	6/20/2011	2004/2006
17007 Elm Plaza	Omaha	NE	—	4,680	22,022	—	—	—	4,680	22,022	26,702	6,262	8/21/2008	2007
3030 South 80th Street	Omaha	NE	—	650	5,850	1,395	—	(327)	650	6,918	7,568	2,349	6/3/2005	1992
490 Cooper Landing Road	Cherry Hill	NJ	—	1,001	8,175	1,994	—	(258)	1,001	9,911	10,912	3,693	12/29/2003	1999
1400 Route 70	Lakewood	NJ	—	4,885	28,803	4,647	—	(2,011)	4,905	31,419	36,324	13,564	1/11/2002	1987
2 Hillside Drive	Mt. Arlington	NJ	—	1,375	11,232	991	—	(399)	1,393	11,806	13,199	4,703	12/29/2003	2001
655 Pomander Walk	Teaneck	NJ	—	4,950	44,550	4,436	—	(985)	4,984	47,967	52,951	11,180	12/15/2011	1989
10500 Academy Road NE	Albuquerque	NM	—	3,828	22,572	8,200	—	(1,945)	3,828	28,827	32,655	11,368	1/11/2002	1986
4100 Prospect Avenue NE	Albuquerque	NM	—	540	10,105	8	—	—	540	10,113	10,653	3,086	10/30/2007	1977
4300 Landau Street NE	Albuquerque	NM	—	1,060	9,875	8	—	—	1,060	9,883	10,943	3,016	10/30/2007	1973
4411 The 25 Way	Albuquerque	NM	—	3,480	25,245	4,570	—	—	3,931	29,364	33,295	7,301	12/22/2010	1970
4420 The 25 Way	Albuquerque	NM	—	1,430	2,609	647	—	—	1,614	3,072	4,686	788	12/22/2010	1970
9190 Coors Boulevard NW	Albuquerque	NM	—	1,660	9,173	8	—	—	1,660	9,181	10,841	2,802	10/30/2007	1983
2200 East Long Street	Carson City	NV	—	622	17,900	404	—	—	622	18,304	18,926	2,478	5/1/2015	2009
3201 Plumas Street	Reno	NV	—	2,420	49,580	6,961	—	(815)	2,420	55,726	58,146	11,512	12/15/2011	1989
6300 Eighth Avenue	Brooklyn	NY	—	3,870	8,545	70	—	—	3,870	8,615	12,485	2,432	8/8/2008	1971
200 Old County Road	Mineola	NY	—	4,920	24,056	10,792	—	—	4,920	34,848	39,768	7,215	9/30/2011	1971
15 North Broadway	White Plains	NY	—	4,900	13,594	4,359	—	—	4,900	17,953	22,853	3,874	1/26/2009	1952
537 Riverdale Avenue	Yonkers	NY	—	8,460	90,561	12,305	—	(99)	8,465	102,762	111,227	20,915	8/31/2012	2000
4590 Knightsbridge Boulevard	Columbus	OH	—	3,623	27,778	15,926	—	(2,719)	3,732	40,876	44,608	15,407	1/11/2002	1989

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
3929 Hoover Road	Grove City	OH	—	332	3,081	791	—	—	332	3,872	4,204	2,354	6/4/1993	1965
7555 Innovation Way	Mason	OH	—	1,025	12,883	—	—	—	1,025	12,883	13,908	1,047	10/6/2016	2015
5260 Naiman Parkway	Solon	OH	—	450	2,305	1,625	—	—	1,112	3,268	4,380	763	12/22/2010	1975
5370 Naiman Parkway	Solon	OH	—	550	2,147	1,175	—	—	909	2,963	3,872	625	9/30/2011	1975
8709 S.E. Causey Avenue	Portland	OR	—	3,303	77,428	347	(26,073)	(9,749)	2,201	43,055	45,256	—	5/1/2015	1985 / 1991
71 Darlington Road	Beaver Falls	PA	—	1,500	13,500	590	—	(817)	1,523	13,250	14,773	4,734	10/31/2005	1997
950 Morgan Highway	Clarks Summit	PA	—	1,001	8,233	705	—	(277)	1,017	8,645	9,662	3,358	12/29/2003	2001
145 Broadlawn Drive	Elizabeth	PA	—	696	6,304	770	—	(485)	696	6,589	7,285	2,387	10/31/2005	1986
600 N. Pottstown Pike	Exton	PA	—	1,001	8,233	1,322	—	(308)	1,001	9,247	10,248	3,578	12/29/2003	2000
242 Baltimore Pike	Glen Mills	PA	—	1,001	8,233	603	—	(382)	1,001	8,454	9,455	3,369	12/29/2003	2001
20 Capital Drive	Harrisburg	PA	—	397	9,333	—	—	—	397	9,333	9,730	1,147	1/29/2015	2013
210 Mall Boulevard	King of Prussia	PA	—	1,540	4,743	2,230	—	—	1,540	6,973	8,513	1,754	8/8/2008	1970
216 Mall Boulevard	King of Prussia	PA	—	880	2,871	1,730	—	—	978	4,503	5,481	797	1/26/2011	1970
5300 Old William Penn Highway	Murrysville	PA	—	300	2,506	—	—	(272)	300	2,234	2,534	942	2/28/2003	1998
800 Manor Drive	New Britain (Chalfont)	PA	—	979	8,052	1,001	—	(361)	981	8,690	9,671	3,381	12/29/2003	1998
7151 Saltsburg Road	Penn Hills	PA	—	200	904	—	—	(103)	200	801	1,001	338	2/28/2003	1997
5750 Centre Avenue	Pittsburgh	PA	—	3,000	11,828	3,667	—	—	3,778	14,717	18,495	4,189	6/11/2008	1991
730 Holiday Drive	Pittsburgh	PA	—	2,480	6,395	4,475	—	—	2,711	10,639	13,350	2,810	12/22/2010	1985
3043 Walton Road	Plymouth Meeting	PA	—	1,680	9,187	1,388	—	—	1,713	10,542	12,255	1,994	9/30/2011	1969
1400 Riggs Road	South Park	PA	—	898	8,102	402	—	(552)	898	7,952	8,850	2,819	10/31/2005	1995
700 Northampton Street	Tiffany Court (Kingston)	PA	—	—	5,682	1,773	—	(359)	—	7,096	7,096	2,619	12/29/2003	1997
5250 Meadowgreen Drive	Whitehall	PA	—	1,599	14,401	2,997	—	(976)	1,599	16,422	18,021	5,466	10/31/2005	1987
1304 McLees Road	Anderson	SC	—	295	3,509	305	—	(147)	295	3,667	3,962	1,421	11/19/2004	1999
109 Old Salem Road	Beaufort	SC	—	188	2,234	889	—	(193)	188	2,930	3,118	1,264	11/19/2004	1999
1119 Pick Pocket Plantation Drive	Beaufort	SC	—	1,200	10,810	935	—	(72)	1,224	11,649	12,873	2,865	6/20/2011	2005
719 Kershaw Highway	Camden	SC	—	322	3,697	1,261	—	(299)	322	4,659	4,981	1,725	11/19/2004	1999
2333 Ashley River Road	Charleston	SC	—	848	14,000	2,074	—	(123)	871	15,928	16,799	3,757	6/20/2011	1999
320 Seven Farms Drive	Charleston	SC	—	1,092	6,605	1,194	—	(22)	1,092	7,777	8,869	1,681	5/29/2012	1998
201 Executive Center Drive	Columbia	SC	—	390	4,659	2,193	—	—	390	6,852	7,242	1,590	12/22/2010	1985
251 Springtree Drive	Columbia	SC	—	300	1,905	—	—	(112)	300	1,793	2,093	756	2/28/2003	1998
3 Summit Terrace	Columbia	SC	—	610	7,900	980	—	—	610	8,880	9,490	2,478	11/17/2009	2002
7909 Parklane Road	Columbia	SC	—	1,580	4,520	748	—	—	1,580	5,268	6,848	1,319	9/30/2011	1990

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
355 Berkmans Lane	Greenville	SC	—	700	7,240	852	—	—	700	8,092	8,792	2,248	11/17/2009	2002
116 Enterprise Court	Greenwood	SC	—	310	2,790	549	—	(152)	310	3,187	3,497	1,123	6/3/2005	1999
1901 West Carolina Avenue	Hartsville	SC	—	401	4,775	756	—	(229)	401	5,302	5,703	2,001	11/19/2004	1999
218 Old Chapin Road	Lexington	SC	—	363	4,322	724	—	(231)	363	4,815	5,178	1,831	11/19/2004	1999
491 Highway 17	Little River	SC	—	750	9,018	1,122	—	(38)	750	10,102	10,852	2,411	6/23/2011	2000
1010 Anna Knapp Boulevard	Mt. Pleasant	SC	—	1,797	6,132	87	—	—	1,797	6,219	8,016	894	6/29/2016	1997
601 Mathis Ferry Road	Mt. Pleasant	SC	—	1,687	12,612	145	—	—	1,687	12,757	14,444	1,657	6/29/2016	1999
937 Bowman Road	Mt. Pleasant	SC	—	3,898	31,613	7,143	—	(77)	3,907	38,670	42,577	8,739	7/1/2012	1997 / 1983
9547 Highway 17 North	Myrtle Beach	SC	—	543	3,202	8,688	—	(343)	556	11,534	12,090	3,861	1/11/2002	1980
2306 Riverbank Drive	Orangeburg	SC	—	303	3,607	804	—	(219)	303	4,192	4,495	1,631	11/19/2004	1999
1920 Ebenezer Road	Rock Hill	SC	—	300	1,705	—	—	(162)	300	1,543	1,843	651	2/28/2003	1998
15855 Wells Highway	Seneca	SC	—	396	4,714	601	—	(184)	396	5,131	5,527	2,006	11/19/2004	2000
One Southern Court	West Columbia	SC	—	520	3,831	594	—	—	557	4,388	4,945	1,156	12/22/2010	2000
6716 Nolensville Road	Brentwood	TN	—	1,528	6,037	144	—	—	1,528	6,181	7,709	1,124	11/30/2012	2010
207 Uffelman Drive	Clarksville	TN	—	320	2,994	936	—	—	320	3,930	4,250	1,292	12/31/2006	1997
51 Patel Way	Clarksville	TN	—	800	10,322	6,014	—	(25)	802	16,309	17,111	2,701	12/19/2012	2005
2900 Westside Drive NW	Cleveland	TN	—	305	3,627	969	—	(213)	305	4,383	4,688	1,593	11/19/2004	1998
1010 East Spring Street	Cookeville	TN	—	322	3,828	841	—	(170)	322	4,499	4,821	1,687	11/19/2004	1998
105 Sunrise Circle	Franklin	TN	—	322	3,833	1,002	—	(186)	329	4,642	4,971	1,693	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	—	280	3,327	629	—	(160)	280	3,796	4,076	1,355	11/19/2004	1998
2025 Caldwell Drive	Goodlettsville	TN	—	400	3,507	8,547	—	(202)	400	11,852	12,252	2,303	2/28/2003	1998
1200 North Parkway	Jackson	TN	—	295	3,506	495	—	(207)	299	3,790	4,089	1,448	11/19/2004	1999
550 Deer View Way	Jefferson City	TN	—	940	8,057	948	—	—	948	8,997	9,945	1,599	10/15/2013	2001
10914 Kingston Pike (5)	Knoxville	TN	10,246	613	12,410	163	—	—	613	12,573	13,186	673	6/29/2018	2008
3020 Heatherton Way	Knoxville	TN	—	304	3,618	1,996	—	(296)	314	5,308	5,622	1,932	11/19/2004	1998
3030 Holbrook Drive (5)	Knoxville	TN	5,885	352	7,128	153	—	—	360	7,273	7,633	395	6/29/2018	1999
100 Chatuga Drive West	Loudon	TN	—	580	16,093	30,209	—	—	580	46,302	46,882	1,044	1/19/2018	2003
511 Pearson Springs Road	Maryville	TN	—	300	3,207	100	—	(192)	300	3,115	3,415	1,314	2/28/2003	1998
1710 Magnolia Boulevard	Nashville	TN	—	750	6,750	8,380	—	(390)	750	14,740	15,490	3,919	6/3/2005	1979
350 Volunteer Drive	Paris	TN	—	110	12,100	134	—	—	110	12,234	12,344	1,785	6/29/2016	1997
971 State Hwy 121	Allen	TX	—	2,590	17,912	—	—	—	2,590	17,912	20,502	5,094	8/21/2008	2006
1111 W. 34th Street	Austin	TX	—	400	21,021	1,517	—	—	694	22,244	22,938	6,320	6/25/2008	1975

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
6818 Austin Center Boulevard	Austin	TX	—	1,540	27,467	2,220	—	—	1,585	29,642	31,227	8,322	10/31/2008	1994
7600 N Capital Texas Highway	Austin	TX	—	300	4,557	378	—	—	300	4,935	5,235	1,069	12/22/2010	1996
4620 Bellaire Boulevard	Bellaire	TX	—	1,238	11,010	4,016	—	(59)	1,325	14,880	16,205	8,322	10/1/2012	1991
120 Crosspoint Drive	Boerne	TX	—	220	4,926	475	—	—	227	5,394	5,621	1,540	2/7/2008	1990
4015 Interstate 45	Conroe	TX	—	620	14,074	697	—	—	620	14,771	15,391	3,536	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	—	2,300	25,200	5,713	—	(583)	2,313	30,317	32,630	6,602	12/15/2011	1989
7831 Park Lane	Dallas	TX	—	4,709	27,768	20,526	—	(2,148)	5,432	45,423	50,855	15,667	1/11/2002	1990
1575 Belvidere Street	El Paso	TX	—	2,301	13,567	4,250	—	(1,029)	2,316	16,773	19,089	6,756	1/11/2002	1987
96 Frederick Road	Fredericksburg	TX	—	280	4,866	5,973	—	—	280	10,839	11,119	2,171	2/7/2008	1999
13215 Dotson Road	Houston	TX	—	990	13,887	1,185	—	—	990	15,072	16,062	2,957	7/17/2012	2007
777 North Post Oak Road	Houston	TX	—	5,537	32,647	22,659	—	(3,119)	5,540	52,184	57,724	18,982	1/11/2002	1989
10030 North MacArthur Boulevard	Irving	TX	—	2,186	15,869	734	—	—	2,186	16,603	18,789	1,980	1/29/2015	1999
4770 Regent Boulevard	Irving	TX	—	2,830	15,082	4,467	—	—	2,830	19,549	22,379	5,231	6/25/2008	1995
9812 Slide Road	Lubbock	TX	—	1,110	9,798	109	—	—	1,110	9,907	11,017	2,348	6/4/2010	2009
605 Gateway Central	Marble Falls	TX	—	1,440	7,125	921	—	(34)	1,440	8,012	9,452	1,797	12/19/2012	1994 / 2002
500 Coit Road	Plano	TX	—	3,463	44,841	—	—	—	3,463	44,841	48,304	37	12/20/2019	2016
2265 North Lakeshore Drive	Rockwall	TX	—	497	3,582	—	—	—	497	3,582	4,079	440	1/29/2015	2013
18302 Talavera Ridge	San Antonio	TX	—	6,855	30,630	—	—	—	6,855	30,630	37,485	3,765	1/29/2015	2008
21 Spurs Lane (5)	San Antonio	TX	12,513	3,141	23,142	862	—	—	3,141	24,004	27,145	3,483	4/10/2014	2006
311 West Nottingham Place	San Antonio	TX	—	4,283	25,256	11,275	—	(2,361)	4,359	34,094	38,453	13,647	1/11/2002	1989
511 Knights Cross Drive	San Antonio	TX	—	1,200	6,500	642	—	—	1,206	7,136	8,342	1,955	11/17/2009	2003
575 Knights Cross Drive	San Antonio	TX	—	1,100	13,900	375	—	—	1,100	14,275	15,375	4,201	11/17/2009	2003
5055 West Panther Creek Drive	Woodlands	TX	—	3,694	21,782	5,395	—	(2,528)	3,706	24,637	28,343	10,907	1/11/2002	1988
491 Crestwood Drive	Charlottesville	VA	—	641	7,633	2,108	—	(402)	646	9,334	9,980	3,336	11/19/2004	1998
1005 Elysian Place	Chesapeake	VA	—	2,370	23,705	730	—	(153)	2,381	24,271	26,652	5,427	6/20/2011	2006
2856 Forehand Drive	Chesapeake	VA	—	160	1,498	1,068	—	(215)	163	2,348	2,511	883	5/30/2003	1987
4027 Martinsburg Pike	Clear Brook	VA	—	3,775	21,768	—	—	—	3,775	21,768	25,543	2,676	1/29/2015	2013
4001 Fair Ridge Drive	Fairfax	VA	—	2,500	7,147	2,542	—	—	2,646	9,543	12,189	2,512	12/22/2008	1990
20 HeartFields Lane	Fredericksburg	VA	—	287	8,480	1,599	—	(685)	287	9,394	9,681	3,988	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	—	1,103	13,126	4,007	—	(667)	1,108	16,461	17,569	5,612	11/19/2004	1996
655 Denbigh Boulevard	Newport News	VA	—	581	6,921	1,760	—	(342)	584	8,336	8,920	2,861	11/19/2004	1998
6160 Kempsville Circle	Norfolk	VA	—	3,263	7,615	2,356	—	—	3,263	9,971	13,234	597	12/22/2017	1987

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
6161 Kempsville Road	Norfolk	VA	—	1,530	9,531	1,732	—	—	1,530	11,263	12,793	3,036	12/22/2008	1999
6311 Granby Street	Norfolk	VA	—	1,920	16,538	835	—	(188)	1,932	17,173	19,105	3,797	6/20/2011	2005
885 Kempsville Road	Norfolk	VA	—	1,780	8,354	1,705	—	—	1,780	10,059	11,839	3,113	5/20/2009	1981
531 Wythe Creek Road	Poquoson	VA	—	220	2,041	933	—	(212)	220	2,762	2,982	1,062	5/30/2003	1987
10800 Nuckols Road (5)	Glen Allen	VA	10,688	2,863	11,105	352	—	—	2,863	11,457	14,320	564	3/28/2018	2000
3000 Skipwith Road	Richmond	VA	—	732	8,717	910	—	(468)	732	9,159	9,891	3,452	11/19/2004	1999
9900 Independence Park Drive	Richmond	VA	—	326	3,166	34	—	—	326	3,200	3,526	737	11/22/2011	2005
9930 Independence Park Drive	Richmond	VA	—	604	4,975	196	—	—	604	5,171	5,775	1,029	11/22/2011	2005
5620 Wesleyan Drive	Virginia Beach	VA	—	893	7,926	1,855	—	(26)	893	9,755	10,648	5,731	9/1/2012	1990
4132 Longhill Road	Williamsburg	VA	—	270	2,468	1,225	—	(200)	270	3,493	3,763	1,349	5/30/2003	1987
440 McLaws Circle	Williamsburg	VA	—	1,466	17,340	216	—	—	1,466	17,556	19,022	2,298	6/29/2016	1998
21717 30th Drive SE	Bothell	WA	—	3,012	12,582	—	—	—	3,012	12,582	15,594	2,175	2/14/2013	1998
21823 30th Drive SE	Bothell	WA	—	2,627	12,657	—	—	—	2,627	12,657	15,284	2,188	2/14/2013	2000
10330 4th Avenue W	Everett	WA	—	813	6,844	116	(5,976)	(842)	113	842	955	7	5/1/2015	1997
516 Kenosia Avenue South	Kent	WA	—	1,300	8,458	2,806	—	—	1,347	11,217	12,564	2,315	7/31/2012	1971
204 N. First Street	La Conner	WA	—	321	12,368	174	—	—	321	12,542	12,863	1,583	5/1/2015	1998
555 16th Avenue	Seattle	WA	—	256	4,869	68	—	(513)	256	4,424	4,680	2,889	11/1/1993	1964
18740 West Bluemound Road	Brookfield	WI	—	832	3,849	4,490	—	(1,354)	832	6,985	7,817	3,573	12/28/1990	1964
3003 West Good Hope Road	Glendale	WI	—	1,500	33,747	—	—	—	1,500	33,747	35,247	8,648	9/30/2009	1963
7007 North Range Line Road	Glendale	WI	—	250	3,797	—	—	—	250	3,797	4,047	973	9/30/2009	1964
215 Washington Street	Grafton	WI	—	500	10,058	—	—	—	500	10,058	10,558	2,577	9/30/2009	2009
N168W22022 Main Street	Jackson	WI	—	188	5,962	498	—	—	192	6,456	6,648	971	12/1/2014	2005
8351 Sheridan Road	Kenosha	WI	—	750	7,669	271	—	—	758	7,932	8,690	2,374	1/1/2008	2000
5601 Burke Road	Madison	WI	—	700	7,461	221	—	—	712	7,670	8,382	2,274	1/1/2008	2000
7707 N. Brookline Drive	Madison	WI	—	2,615	35,545	1,324	—	—	2,631	36,853	39,484	5,143	12/1/2014	1999 / 2004
10803 North Port Washington Road	Mequon	WI	—	800	8,388	597	—	(25)	805	8,955	9,760	2,703	1/1/2008	1999
701 East Puetz Road	Oak Creek	WI	—	650	18,396	1,764	—	—	1,375	19,435	20,810	5,758	1/1/2008	2001
W231 N1440 Corporate Court	Pewaukee	WI	—	3,900	41,140	—	—	—	3,900	41,140	45,040	10,542	9/30/2009	1994
8348 & 8400 Washington Avenue	Racine	WI	—	1,150	22,436	—	—	—	1,150	22,436	23,586	5,749	9/30/2009	1986
1221 North 26th Street	Sheboygan	WI	—	300	975	—	—	—	300	975	1,275	250	9/30/2009	1987
1222 North 23rd Street	Sheboygan	WI	—	120	4,014	—	—	—	120	4,014	4,134	1,029	9/30/2009	1987
2414 Kohler Memorial Drive	Sheboygan	WI	—	1,400	35,168	—	—	—	1,400	35,168	36,568	9,012	9/30/2009	1986

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1125 N Edge Trail	Verona	WI	—	1,365	9,581	1,425	—	—	1,365	11,006	12,371	2,118	11/1/2013	2001
1451 Cleveland Avenue	Waukesha	WI	—	68	3,452	4,066	—	(438)	68	7,080	7,148	4,189	12/28/1990	1958
3289 North Mayfair Road	Wauwatosa	WI	—	2,300	6,245	—	—	—	2,300	6,245	8,545	1,600	9/30/2009	1964
5301 West Lincoln Avenue	West Allis	WI	—	1,600	20,377	8,014	(13,334)	(7,649)	857	8,151	9,008	—	1/1/2008	2001
			$695,220	$772,140	$5,858,023	$1,039,086	$(65,019)	$(142,644)	$793,123	$6,668,463	$7,461,586	$1,570,801
Properties Held for Sale
710 North Euclid	Anaheim	CA	—	2,850	6,964	1,419	(1,536)	(2,405)	2,447	4,845	7,292	—	7/9/2008	1992
515 Fairview Avenue	Canon City	CO	—	292	6,228	1,621	(3,512)	(420)	299	3,910	4,209	1,759	9/26/1997	1970
110 West Van Buren Street	Colorado Springs	CO	—	245	5,236	1,948	(3,031)	(513)	245	3,640	3,885	1,647	9/26/1997	1972
2050 South Main Street	Delta	CO	—	167	3,570	951	—	(363)	167	4,158	4,325	2,206	9/26/1997	1963
2501 Little Bookcliff Drive	Grand Junction	CO	—	204	3,875	1,775	—	(729)	207	4,918	5,125	2,836	12/30/1993	1968
2825 Patterson Road	Grand Junction	CO	—	173	2,583	2,606	—	(688)	173	4,501	4,674	2,523	12/30/1993	1978
1599 Ingalls Street	Lakewood	CO	—	232	3,766	3,282	—	(605)	232	6,443	6,675	4,108	12/28/1990	1972
5555 South Elati Street	Littleton	CO	—	185	5,043	3,807	—	(717)	191	8,127	8,318	4,632	12/28/1990	1965
866 North Main Street Extension	Wallingford	CT	—	430	3,136	796	(2,578)	(985)	119	680	799	—	12/22/2010	1984
13200 Nano Court	Alachua	FL	—	2,792	42,440	13	—	—	2,792	42,453	45,245	3,891	5/4/2016	2016
13545 Progress Boulevard	Alachua	FL	—	512	4,935	183	—	—	512	5,118	5,630	1,210	6/6/2011	2009
13631 Progress Boulevard	Alachua	FL	—	512	4,941	106	—	—	512	5,047	5,559	1,132	6/6/2011	2009
13859 Progress Boulevard (5)	Alachua	FL	1,589	570	4,276	444	—	—	570	4,720	5,290	1,064	7/26/2011	2007
Progress Center - Lot 1 Property	Alachua	FL	—	165	—	—	—	—	165	—	165	—	6/6/2011	N/A
Progress Center - Lot 4 Property	Alachua	FL	—	331	—	—	—	—	331	—	331	—	6/6/2011	N/A
Progress Corporate Park Land	Alachua	FL	—	4,000	—	20	—	—	4,020	—	4,020	—	8/30/2011	N/A
2525 First Street	Fort Myers	FL	—	2,385	21,137	19,266	—	(69)	2,577	40,142	42,719	18,311	10/1/2012	1984
1825 Ridgewood Avenue	Holly Hill	FL	—	700	16,700	2,672	(3,011)	(4,936)	668	11,457	12,125	—	7/22/2011	1926/2006
2661 North Boulevard	Baton Rouge	LA	—	199	1,067	55	(324)	(133)	203	661	864	—	1/29/2015	2000
7656 Realtors Avenue	Baton Rouge	LA	—	99	907	—	(245)	(111)	75	575	650	—	1/29/2015	2005
137 Veterans Boulevard	Denham Springs	LA	—	228	1,536	—	(422)	(189)	173	980	1,153	—	1/29/2015	2007
2995 Race Street	Jackson	LA	—	30	845	14	(215)	(104)	22	548	570	—	1/29/2015	2002
24660 Plaza Drive	Plaquemine	LA	—	99	1,043	85	(297)	(135)	134	661	795	—	1/29/2015	2000
17392 Vallee Court	Prairieville	LA	—	99	837	78	(247)	(110)	73	584	657	—	1/29/2015	2001
1 Lincoln Road	Hattiesburg	MS	—	1,269	11,691	416	(4,189)	(2,049)	867	6,271	7,138	—	3/22/2013	2005
510 Centennial Circle	North Platte	NE	—	370	8,968	952	(1,973)	(2,907)	294	5,116	5,410	—	2/17/2008	1988

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

				Initial Cost to Company					Cost at December 31, 2019
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
5823 Widewaters Parkway	Dewitt	NY	—	600	5,004	1,618	(1,030)	(1,459)	721	4,012	4,733	—	9/30/2011	1991
4939 Brittonfield Parkway	East Syracuse	NY	—	720	17,084	1,678	(2,384)	(5,312)	952	10,834	11,786	—	9/30/2008	2001
5008 Brittonfield Parkway (5)	East Syracuse	NY	1,426	420	18,407	672	(2,637)	(5,393)	652	10,817	11,469	—	7/9/2008	1999
723 Dresher Road	Horsham	PA	—	1,010	4,456	444	(2,273)	—	590	3,047	3,637	1,001	12/22/2010	1983
6937 N Interstate Hwy 35	Austin	TX	—	760	5,186	486	—	—	820	5,612	6,432	1,222	1/26/2011	1980
6435 S.F.M. 549	Heath	TX	—	1,135	7,892	639	(396)	(1,493)	1,095	6,682	7,777	—	12/31/2012	2004
7150 N. President George Bush Turnpike	North Garland	TX	—	1,981	8,548	612	(475)	(1,557)	1,919	7,190	9,109	—	12/31/2012	2006
301 East Airline Road	Victoria	TX	—	99	1,635	12	—	—	99	1,647	1,746	203	1/29/2015	1977
503 South 18th Street	Laramie	WY	—	191	3,632	1,129	—	(666)	202	4,084	4,286	2,525	12/30/1993	1964
1901 Howell Avenue	Worland	WY	—	132	2,508	1,922	—	(520)	132	3,910	4,042	2,028	12/30/1993	1970
			3,015	26,186	236,076	51,721	(30,775)	(34,568)	25,250	223,390	248,640	52,298
			$698,235	$798,326	$6,094,099	$1,090,807	$(95,794)	$(177,212)	$818,373	$6,891,853	$7,710,226	$1,623,099

(1)	Represents mortgage debts and capital leases, excluding the unamortized balance of fair value adjustments totaling approximately $506.

(2)	Represents reclassifications between accumulated depreciation and buildings, improvements and equipment made to record certain properties at fair value in accordance with GAAP.

(3)	Aggregate cost for federal income tax purposes is approximately $9,030,197.

(4)	We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.

(5)	These properties are collateral for our $689,361 of mortgage debts.

(6)	These properties are subject to our $8,874 of capital leases.

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019
(dollars are in thousands)

Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance as of December 31, 2016	$7,617,547	$1,270,716
Additions	226,105	193,697
Disposals	(18,889)	(9,936)
Balance as of December 31, 2017	7,824,763	1,454,477
Additions	242,270	205,117
Disposals	(17,923)	(1,101)
Impairment	(46,797)	—
Cost basis adjustment (1)	(122,711)	(122,711)
Reclassification of assets held for sale	(3,302)	(1,390)
Balance as of December 31, 2018	7,876,300	1,534,392
Additions	277,350	221,165
Disposals	(250,996)	(54,816)
Impairment	(114,786)	—
Cost basis adjustment (1)	(77,642)	(77,642)
Reclassification of assets held for sale	(248,640)	(52,298)
Balance as of December 31, 2019	$7,461,586	$1,570,801

(1)	Represents reclassifications between accumulated depreciation and buildings, improvements and equipment made to record certain properties at fair value in accordance with GAAP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED HEALTHCARE TRUST

By:	/s/ Jennifer F. (Francis) Mintzer
Jennifer F. (Francis) Mintzer President and Chief Operating Officer
Dated: March 2, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jennifer F. (Francis) Mintzer	President and Chief Operating Officer	March 2, 2020
Jennifer F. (Francis) Mintzer

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 2, 2020
Richard W. Siedel, Jr.

/s/ Jennifer B. Clark	Managing Trustee	March 2, 2020
Jennifer B. Clark

/s/ John L. Harrington	Independent Trustee	March 2, 2020
John L. Harrington

/s/ Lisa Harris Jones	Independent Trustee	March 2, 2020
Lisa Harris Jones

/s/ Adam D. Portnoy	Managing Trustee	March 2, 2020
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	March 2, 2020
Jeffrey P. Somers