Form 10-Q
period 2020-03-31
DIVERSIFIED HEALTHCARE TRUST
filed 2020-05-07
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant’s common shares outstanding as of May 6, 2020: 237,893,725

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

March 31, 2020

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Real estate properties:
Land	$786,242	$793,123
Buildings and improvements	6,648,430	6,668,463
Total real estate properties, gross	7,434,672	7,461,586
Accumulated depreciation	(1,612,328)	(1,570,801)
Total real estate properties, net	5,822,344	5,890,785

Assets of properties held for sale	244,881	209,570
Cash and cash equivalents	69,545	37,357
Restricted cash	15,691	14,867
Acquired real estate leases and other intangible assets, net	323,134	337,875
Other assets, net	228,128	163,372
Total assets	$6,703,723	$6,653,826

Liabilities and Equity
Unsecured revolving credit facility	$585,000	$537,500
Unsecured term loans, net	449,035	448,741
Senior unsecured notes, net	1,821,560	1,820,681
Secured debt and capital leases, net	693,961	694,739
Liabilities of properties held for sale	8,218	6,758
Accrued interest	29,236	24,060
Assumed real estate lease obligations, net	74,430	76,705
Other liabilities	255,114	167,592
Total liabilities	3,916,554	3,776,776

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,893,725 and 237,897,163 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,379	2,379
Additional paid in capital	4,612,739	4,612,511
Cumulative net income	2,062,297	2,052,562
Cumulative distributions	(4,026,418)	(3,930,933)
Total equity attributable to common shareholders	2,650,997	2,736,519
Noncontrolling interest:
Total equity attributable to noncontrolling interest	136,172	140,531
Total equity	2,787,169	2,877,050
Total liabilities and equity	$6,703,723	$6,653,826
 See accompanying notes.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$110,498	$158,241
Residents fees and services	331,969	108,045
Total revenues	442,467	266,286

Expenses:
Property operating expenses	316,585	117,222
Depreciation and amortization	68,430	72,230
General and administrative	8,832	9,816
Acquisition and certain other transaction related costs	663	7,814
Impairment of assets	11,234	6,206
Total expenses	405,744	213,288

Gain (loss) on sale of properties	2,782	(122)
Dividend income	—	923
Gains and losses on equity securities, net	(9,943)	22,932
Interest and other income	138	114
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $1,509 and $1,652, respectively)	(41,650)	(45,611)
Gain on lease termination	22,896	—
Loss on early extinguishment of debt	(246)	—
Income from continuing operations before income tax expense and equity in earnings of an investee	10,700	31,234
Income tax expense	443	(134)
Equity in earnings of an investee	—	404
Net income	11,143	31,504
Net income attributable to noncontrolling interest	(1,408)	(1,422)
Net income attributable to common shareholders	$9,735	$30,082

Other comprehensive income:
Equity in unrealized gain of an investee	—	66
Other comprehensive income	—	66
Comprehensive income	11,143	31,570
Comprehensive income attributable to noncontrolling interest	(1,408)	(1,422)
Comprehensive income attributable to common shareholders	$9,735	$30,148

Weighted average common shares outstanding (basic)	237,669	237,568
Weighted average common shares outstanding (diluted)	237,669	237,600

Per common share amounts (basic and diluted):
Net income attributable to common shareholders	$0.04	$0.13

See accompanying notes.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2019:	237,897,163	$2,379	$4,612,511	$2,052,562	$—	$(3,930,933)	$2,736,519	$140,531	$2,877,050
Net income	—	—	—	9,735	—	—	9,735	1,408	11,143
Distributions	—	—	—	—	—	(35,684)	(35,684)	—	(35,684)
Distribution to common shareholders of the right to receive Five Star Senior Living Inc. common stock	—	—	—	—	—	(59,801)	(59,801)	—	(59,801)
Share grants	—	—	249	—	—	—	249	—	249
Share repurchases	(3,438)	—	(21)	—	—	—	(21)	—	(21)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,767)	(5,767)
Balance at March 31, 2020:	237,893,725	$2,379	$4,612,739	$2,062,297	$—	$(4,026,418)	$2,650,997	$136,172	$2,787,169

Balance at December 31, 2018:	237,729,900	$2,377	$4,611,419	$2,140,796	$(266)	$(3,731,214)	$3,023,112	$156,758	$3,179,870
Net income	—	—	—	30,082	—	—	30,082	1,422	31,504
Other comprehensive income	—	—	—	—	66	—	66	—	66
Distributions	—	—	—	—	—	(92,714)	(92,714)	—	(92,714)
Share grants	—	—	215	—	—	—	215	—	215
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,503)	(5,503)
Balance at March 31, 2019:	237,729,900	$2,377	$4,611,634	$2,170,878	$(200)	$(3,823,928)	$2,960,761	$152,677	$3,113,438
See accompanying notes.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$11,143	$31,504
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	68,430	72,230
Amortization of debt issuance costs and debt discounts and premiums	1,509	1,652
Straight line rental income	(1,153)	(1,934)
Amortization of acquired real estate leases and other intangible assets	(1,873)	(1,525)
Loss on early extinguishment of debt	25	—
Gain on lease termination	(22,896)	—
Impairment of assets	11,234	6,206
(Gain) loss on sale of properties	(2,782)	122
Gains and losses on equity securities, net	9,943	(22,932)
Other non-cash adjustments	(943)	(943)
Equity in earnings of an investee	—	(404)
Change in assets and liabilities:
Other assets	(39,433)	(5,862)
Accrued interest	5,167	9,059
Other liabilities	17,941	(45,658)
Net cash provided by operating activities	56,312	41,515

Cash flows from investing activities:
Real estate acquisitions and deposits	(2,526)	—
Real estate improvements	(41,045)	(46,237)
Proceeds from sale of properties, net	16,930	2,929
Net cash used in investing activities	(26,641)	(43,308)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	130,500	178,000
Repayments of borrowings on revolving credit facility	(83,000)	(92,000)
Repayment of other debt	(2,466)	(1,309)
Loss on early extinguishment of debt settled in cash	(221)	—
Repurchase of common shares	(21)	—
Distributions to noncontrolling interest	(5,767)	(5,503)
Distributions to shareholders	(35,684)	(92,714)
Net cash provided by (used in) financing activities	3,341	(13,526)

Increase (decrease) in cash and cash equivalents and restricted cash	33,012	(15,319)
Cash and cash equivalents and restricted cash at beginning of period	52,224	70,071
Cash and cash equivalents and restricted cash at end of period	$85,236	$54,752

See accompanying notes.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Interest paid	$35,280	$35,034
Income taxes paid	$—	$31

Non-cash investing activities:
Five Star Senior Living Inc. common stock	$97,896	$—
Transaction Agreement additional consideration	(75,000)	—
Capitalized interest	$306	$134

Non-cash financing activities:
Distribution to common shareholders of the right to receive Five Star Senior Living Inc. common stock	$(59,801)	$—
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of March 31,
	2020	2019
Cash and cash equivalents	$69,545	$39,875
Restricted cash (1)	15,691	14,877
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$85,236	$54,752
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation
The accompanying condensed consolidated financial statements of Diversified Healthcare Trust and its subsidiaries, or we, us, or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or our Annual Report.
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
We have a joint venture arrangement with an institutional investor for one of our life science properties located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE’s economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $1,004,119 and $1,015,661 as of March 31, 2020 and December 31, 2019, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $702,544 and $704,344 as of March 31, 2020 and December 31, 2019, respectively, and consist primarily of the secured debts on the property. The investor's interest in this consolidated entity is reflected as a noncontrolling interest in our condensed consolidated financial statements. See Note 7 for further information about this joint venture.

Note 2.  Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We adopted this standard which was effective as of January 1, 2020 using the modified retrospective approach. The implementation of this standard did not have a material impact in our condensed consolidated financial statements.

Note 3.  Real Estate Properties
As of March 31, 2020, we owned 416 properties located in 38 states and Washington, D.C., including 24 properties classified as held for sale and one life science property owned in a joint venture arrangement in which we own a 55% equity interest.
Impairment:
We regularly evaluate our assets for indications of impairment. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to

DIVERSIFIED HEALTHCARE TRUST
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
During the three months ended March 31, 2020, we recorded impairment charges of $5,581 to adjust the carrying values of five senior living communities to their aggregate estimated fair value less estimated costs to sell. These five senior living communities are classified as held for sale in our condensed consolidated balance sheet as of March 31, 2020. During the three months ended March 31, 2020, we also recorded a reversal of impairment charges of $565 related to two senior living communities that were classified as held for sale as of December 31, 2019 and changed the status of those communities from held for sale to held and used as of March 31, 2020.
During the three months ended March 31, 2020, we recorded impairment charges of $6,505 to adjust the carrying value of seven medical office properties to their aggregate estimated fair value less estimated costs to sell. We sold one of these medical office properties in February 2020 and the remaining six medical office properties are classified as held for sale in our condensed consolidated balance sheet as of March 31, 2020. During the three months ended March 31, 2020, we also recorded a reversal of impairment charges of $287 related to two medical office properties that were classified as held for sale as of December 31, 2019 and changed the status of those properties from held for sale to held and used as of March 31, 2020. These impairment charges, in aggregate, are included in impairment of assets in our condensed consolidated statements of comprehensive income.
Acquisitions:
In January 2020, we acquired a vacant land parcel adjacent to a property we own in our portfolio of medical office and life science properties, or our Office Portfolio, segment located in Tempe, Arizona for $2,600, excluding closing costs.
Dispositions:
During the three months ended March 31, 2020, we sold eight properties for an aggregate sales price of $17,604, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions individually or in the aggregate, nor do we believe they represent a strategic shift in our business. As a result, the results of the operation for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income.

Date of Sale	Location	Type of Property	Number of Properties	Square Feet	Sales Price (1)	Gain (loss) on Sale
January 2020	Louisiana	Medical Office	6	40,575	$5,925	$(81)
February 2020	Pennsylvania	Medical Office	1	50,000	2,900	—
March 2020	Texas	Medical Office	1	70,229	8,779	2,863
			8		$17,604	$2,782

(1)	Sales price excludes closing costs.
As of March 31, 2020, we had ten properties in our Office Portfolio segment and 14 senior living communities in our senior housing operating portfolio, or SHOP, segment with an aggregate undepreciated carrying value of $287,397 classified as held for sale in our condensed consolidated balance sheet as of March 31, 2020. Subsequent to March 31, 2020, we sold three of these properties for an aggregate sales price of $47,000, excluding closing costs.
As of May 6, 2020, we had 27 properties under agreements to sell for an aggregate sales price of approximately $164,047, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4.  Leases
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
We increased rental income to record revenue on a straight line basis by $1,153 and $1,934 for the three months ended March 31, 2020 and 2019, respectively. Rents receivable, excluding properties classified as held for sale, include $103,340 and $99,297 of straight line rent receivables at March 31, 2020 and December 31, 2019, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. We recognized such payments totaling $20,028 and $18,845 for the three months ended March 31, 2020 and 2019, respectively, of which tenant reimbursements totaled $1,020 and $1,197, respectively.
As a result of market disruptions due to the COVID-19 pandemic, some of our tenants have requested relief from their obligation to pay rent due to us. As of May 4, 2020, we granted requests for certain of our tenants to defer rent payments totaling $4,822. These tenants will be obligated to pay, in most cases, the deferred rents in 12 equal monthly installments commencing in September 2020.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The value of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $4,299 and $4,449, respectively, as of March 31, 2020, and $4,319 and $4,461, respectively, as of December 31, 2019. The right of use asset and related lease liability are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.

Note 5.  Indebtedness
Our principal debt obligations at March 31, 2020 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) $1,850,000 outstanding principal amount of senior unsecured notes; (3) $450,000 outstanding principal amount under two term loans; and (4) $687,154 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by eight properties, of which $620,000 is related to a joint venture arrangement in which we own a 55% equity interest. These eight mortgaged properties had a gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs of $1,271,352 at March 31, 2020. We also had two properties subject to capital leases with lease obligations totaling $8,615 at March 31, 2020; these two properties had gross book value of real estate assets of $35,627 at March 31, 2020, and the capital leases expire in 2026. As of March 31, 2020, $1,267 of principal mortgage obligations, secured by one property, are included in liabilities of properties held for sale in our condensed consolidated balance sheet.
We have a $1,000,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

until maturity, and no principal repayment is due until maturity. At March 31, 2020, our revolving credit facility required interest to be paid on borrowings at the annual rate of LIBOR plus a premium of 120 basis points, plus a facility fee of 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. Effective April 1, 2020, our revolving credit facility premium and facility fee increased to 155 and 30 basis points per annum, respectively, due to a downgrade of our credit rating.
As of March 31, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.8%. The weighted average annual interest rates for borrowings under our revolving credit facility were 2.6% and 3.6% for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had $585,000 outstanding and $415,000 available for borrowing, and as of May 6, 2020, we had $775,000 outstanding and $225,000 available for borrowing under our revolving credit facility.
We have a $250,000 unsecured term loan that matures in June 2020 and is prepayable without penalty at any time. Subject to the satisfaction of certain conditions, including the payment of an extension fee, we have the option to extend the maturity date by six months. At March 31, 2020, this term loan required interest to be paid at the annual rate of LIBOR plus a premium of 125 basis points that is subject to adjustment based upon changes to our credit ratings. Effective April 1, 2020, the interest rate premium for this term loan increased to 165 basis points per annum due to a downgrade of our credit rating. At March 31, 2020, the annual interest rate payable on amounts outstanding under this term loan was 1.9%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.7% for the three months ended March 31, 2020. We obtained this term loan in December 2019.
We have a $200,000 unsecured term loan that matures in September 2022 and is prepayable without penalty at any time. At March 31, 2020, this term loan required interest to be paid at the annual rate of LIBOR plus a premium of 135 basis points that is subject to adjustment based upon changes to our credit ratings. Effective April 1, 2020, the interest rate premium for this term loan increased to 175 basis points per annum due to a downgrade of our credit rating. At March 31, 2020, the annual interest rate payable on amounts outstanding under this term loan was 2.3%. The weighted average annual interest rate for amounts outstanding under this term loan was 3.1% and 3.9% for the three months ended March 31, 2020 and 2019, respectively.
In February 2020, we prepaid a mortgage note secured by one of our life science properties with an outstanding principal balance of approximately $1,554, a maturity date in March 2026 and an annual interest rate of 6.25%. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $246 for the three months ended March 31, 2020. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
In April 2020, we redeemed all of our outstanding 6.75% senior notes due 2020 for a redemption price equal to the principal amount of $200,000 plus accrued and unpaid interest of $6,750. We funded this redemption with cash on hand and borrowings under our revolving credit facility.
In May 2020, we prepaid a mortgage note secured by one of our medical office properties with an outstanding principal balance of approximately $1,213, a maturity date in January 2022 and an annual interest rate of 7.49%. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at March 31, 2020. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 6.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at March 31, 2020, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in Five Star (1)	$29,723	$29,723	$—	$—
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (2)	$98,927	$—	$98,927	$—

(1)
Our 10,691,658 shares of common stock of Five Star Senior Living Inc., or Five Star, are included in other assets, net in our condensed consolidated balance sheets, and are reported at fair value, which is based upon quoted market prices on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs). On April 1, 2019, we entered into a transaction agreement with Five Star, or the Transaction Agreement, to restructure our business arrangements with Five Star, or the Restructuring Transaction. Pursuant to the Transaction Agreement, on January 1, 2020, Five Star issued 10,268,158 Five Star common shares to us. The fair value and initial cost basis of the Five Star common shares issued to us on January 1, 2020 was $38,095. Our adjusted cost basis inclusive of the 423,500 Five Star common shares we owned as of December 31, 2019 and the 10,268,158 Five Star common shares issued to us on January 1, 2020 was $44,448 as of March 31, 2020. During the three months ended March 31, 2020, we recorded an unrealized loss of $9,943, which is included in gains and losses on equity securities, net in our condensed consolidated statements of comprehensive income, to adjust the carrying value of our investment in Five Star common shares to their fair value. See Note 12 for further information about our investment in Five Star.

(2)
We have assets in our condensed consolidated balance sheets that are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2020, we recorded impairment charges of $6,544 to reduce the carrying value of six medical office properties that are classified as held for sale to their estimated sales price, less estimated costs to sell of $1,658, based on purchase and sale agreements that we have entered into with third party buyers for these medical office properties of $51,640. We also recorded impairment charges of $5,581 to reduce the carrying value of five senior living communities that are classified as held for sale to their estimated sales price, less estimated costs to sell of $655, based on purchase and sale agreements that we have entered into with third party buyers for these senior living communities of $49,600. See Note 3 for further information about impairment charges and these and other properties we have classified as held for sale.

In addition to the assets described in the table above, our financial instruments at March 31, 2020 and December 31, 2019 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of March 31, 2020		As of December 31, 2019
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$1,821,560	$1,568,167	$1,820,681	$1,890,386
Secured debts(2)(3)	695,228	744,082	697,729	697,142
	$2,516,788	$2,312,249	$2,518,410	$2,587,528

(1)	Includes unamortized debt issuance costs, premiums and discounts.

(2)
We assumed certain of these secured debts in connection with our acquisition of certain properties. We recorded the assumed mortgage notes at estimated fair value on the date of acquisition and we are amortizing the fair value

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

adjustments, if any, to interest expense over the respective terms of the mortgage notes to adjust interest expense to the estimated market interest rates as of the date of acquisition.

(3)
Includes $1,267 of principal mortgage obligations for a property classified as held for sale as of March 31, 2020. This mortgage is included in liabilities of properties held for sale in our condensed consolidated balance sheet as of March 31, 2020.

We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 input) as of March 31, 2020. We estimated the fair values of our four issuances of senior unsecured notes due 2020, 2021, 2024 and 2028 using an average of the bid and ask price on Nasdaq on or about March 31, 2020 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Realized and unrealized gains and losses for our equity securities for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Realized gains and losses on equity securities sold (1)	$—	$20,836
Unrealized gains and losses on equity securities held	(9,943)	2,096
Gains and losses on equity securities, net	$(9,943)	$22,932

(1)	For further information about our former investment in The RMR Group Inc., or RMR Inc., that we sold on July 1, 2019, see our Annual Report.

Note 7. Noncontrolling Interest
We have a joint venture arrangement with an institutional investor for one of our life science properties located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We continue to control this property and therefore continue to account for this property on a consolidated basis in our condensed consolidated financial statements under the VIE model. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,408 and $1,422 for the three months ended March 31, 2020 and 2019, respectively, is reported as a noncontrolling interest in our condensed consolidated statements of comprehensive income. The joint venture made aggregate cash distributions of $5,767 and $5,503 to the other joint venture investor for the three months ended March 31, 2020 and 2019, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of March 31, 2020, this joint venture held real estate assets with an aggregate net book value of $719,811, subject to mortgage notes of $620,000.
In assessing whether we have a controlling interest in this joint venture arrangement and are required to consolidate the accounts of the joint venture entity, we considered the members' rights to residual gains and obligations to absorb losses, which activities most significantly impact the economic performance of the entity and which member has the power to direct those activities.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8.  Shareholders’ Equity
Common Share Purchases:
During the three months ended March 31, 2020, we purchased our common shares from certain former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the purchase dates, as follows:

Date Purchased	Number of Shares	Price per Share
1/9/2020	1,938	$8.10
3/13/2020	1,500	$3.79

Distributions:
During the three months ended March 31, 2020, we declared and paid a quarterly distribution to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distributions
January 27, 2020	February 20, 2020	$0.15	$35,684

As described in Note 10, pursuant to the Transaction Agreement, on January 1, 2020, Five Star issued an aggregate of 16,118,849 of its common shares, with a value of $59,801, to our shareholders of record as of December 13, 2019. We recorded this issuance as a non-cash distribution in our condensed consolidated financial statements.
On April 2, 2020, we declared a quarterly distribution payable to our common shareholders of record on April 13, 2020 in the amount of $0.01 per share, or approximately $2,379. We expect to pay this distribution on or about May 21, 2020.

Note 9.  Segment Reporting
We report under the following two segments: Office Portfolio and SHOP. We aggregate these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and in some instances care and other services for residents where we pay fees to the operator to manage the communities for our account. In addition, prior to January 1, 2020, our SHOP segment included triple net leased senior living communities that provided short term and long term residential living and in some instances care and other services for residents and from which we received rents from Five Star. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with new management and related agreements, or collectively, the New Management Agreements, for all of our senior living communities operated by Five Star. Prior periods have been recast to reflect these reportable segments for all periods presented.
We also report “non-segment” operations, which consists of triple net leased senior living communities that are leased to operators other than Five Star from which we receive rents and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$98,770	$—	$11,728	$110,498
Residents fees and services	—	331,969	—	331,969
Total revenues	98,770	331,969	11,728	442,467

Expenses:
Property operating expenses	32,706	283,879	—	316,585
Depreciation and amortization	32,163	33,042	3,225	68,430
General and administrative	—	—	8,832	8,832
Acquisition and certain other transaction related costs	—	—	663	663
Impairment of assets	6,218	5,016	—	11,234
Total expenses	71,087	321,937	12,720	405,744

Gain on sale of properties	2,782	—	—	2,782
Losses on equity securities, net	—	—	(9,943)	(9,943)
Interest and other income	—	—	138	138
Interest expense	(6,052)	(564)	(35,034)	(41,650)
Gain on lease termination	—	—	22,896	22,896
Loss on early extinguishment of debt	(246)	—	—	(246)
Income (loss) from continuing operations before income tax expense	24,167	9,468	(22,935)	10,700
Income tax expense	—	—	443	443
Net income (loss)	24,167	9,468	(22,492)	11,143
Net income attributable to noncontrolling interest	(1,408)	—	—	(1,408)
Net income (loss) attributable to common shareholders	$22,759	$9,468	$(22,492)	$9,735

	As of March 31, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,133,881	$3,080,002	$489,840	$6,703,723

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2019
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$103,221	$39,313	$15,707	$158,241
Residents fees and services	—	108,045	—	108,045
Total revenues	103,221	147,358	15,707	266,286

Expenses:
Property operating expenses	32,177	85,045	—	117,222
Depreciation and amortization	36,101	30,953	5,176	72,230
General and administrative	—	—	9,816	9,816
Acquisition and certain other transaction related costs	—	—	7,814	7,814
Impairment of assets	—	6,206	—	6,206
Total expenses	68,278	122,204	22,806	213,288

Loss on sale of properties	(122)	—	—	(122)
Dividend income	—	—	923	923
Gains on equity securities, net	—	—	22,932	22,932
Interest and other income	—	—	114	114
Interest expense	(6,030)	(994)	(38,587)	(45,611)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	28,791	24,160	(21,717)	31,234
Income tax expense	—	—	(134)	(134)
Equity in earnings of an investee	—	—	404	404
Net income (loss)	28,791	24,160	(21,447)	31,504
Net income attributable to noncontrolling interest	(1,422)	—	—	(1,422)
Net income (loss) attributable to common shareholders	$27,369	$24,160	$(21,447)	$30,082

	As of December 31, 2019
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,165,577	$3,044,989	$443,260	$6,653,826

Note 10. Leases and Management Agreements with Five Star
As of December 31, 2019, we leased 166 senior living communities to Five Star. As of that date, we also leased to our taxable REIT subsidiaries, or TRSs, 78 communities that we owned and which were managed by Five Star for our account.
Restructuring our Business Arrangements with Five Star
The Transaction Agreement with Five Star. Pursuant to the Transaction Agreement, effective January 1, 2020, or the Conversion Time:

•
our previously existing master leases with Five Star for all of our senior living communities that Five Star leased, as well as our previously existing management agreements and pooling agreements with Five Star for our senior living communities that Five Star managed, were terminated and replaced, or the Conversion, with the New Management Agreements;

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

•	Five Star issued to us 10,268,158 Five Star common shares and an aggregate of 16,118,849 Five Star common shares to our shareholders of record as of December 13, 2019; and

•
as consideration for these share issuances, we provided Five Star with $75,000 of additional consideration, primarily by assuming certain of Five Star's working capital liabilities, resulting in a gain on lease termination of $22,896 for the three months ended March 31, 2020 in our condensed consolidated statements of comprehensive income.

Also pursuant to the Transaction Agreement: (1) commencing February 1, 2019, the aggregate amount of monthly minimum rent payable to us by Five Star under our previously existing master leases with Five Star was set at $11,000, as of February 1, 2019, subject to adjustment, and subsequently reduced in accordance with the Transaction Agreement as a result of our subsequent sales of certain of the leased senior living communities, and no additional rent was payable to us by Five Star from such date until the Conversion Time; and (2) as of April 1, 2019, we purchased from Five Star $49,155 of unencumbered Qualifying PP&E (as defined in the Transaction Agreement) related to our senior living communities leased and operated by Five Star.
Pursuant to the New Management Agreements, Five Star receives a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities, as well as an annual incentive fee equal to 15% of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all communities on a combined basis for such calendar year.
The New Management Agreements expire in 2034, subject to Five Star's right to extend for two consecutive five year terms if Five Star achieves certain performance targets for the combined managed communities portfolio, unless earlier terminated. The New Management Agreements also provide us with the right to terminate the New Management Agreement for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023), provided we may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination. Pursuant to a guaranty agreement dated as of January 1, 2020 made by Five Star in favor of our applicable subsidiaries, Five Star has guaranteed the payment and performance of each of its applicable subsidiary's obligations under the applicable New Management Agreements.
On April 1, 2019, we concluded that the Restructuring Transaction constituted a reconsideration event requiring us to assess whether we held a controlling financial interest in Five Star. As a result of this assessment, we determined that Five Star was a VIE effective as of the date of the Transaction Agreement. We determined not to consolidate Five Star in our condensed consolidated financial statements, as we do not have the power to direct the activities of Five Star that most significantly impact Five Star's economic performance and therefore are not the primary beneficiary of Five Star. Effective January 1, 2020, we determined that Five Star is not a VIE and we will account for our 33.9% investment in Five Star using the equity method of accounting because we are deemed to exert significant influence, but not control, over Five Star's most significant activities. We have elected to use the fair value option to account for our investment in Five Star.
Our Senior Living Communities Formerly Leased by Five Star. Prior to the Conversion Time, we leased senior living communities to Five Star pursuant to five master leases with Five Star, each of which was terminated as of January 1, 2020 pursuant to the Transaction Agreement.
Under our previously existing leases with Five Star, Five Star paid us annual rent plus percentage rent equal to 4.0% of the increase in gross revenues at certain of our senior living communities over base year gross revenues as specified in the applicable leases. We recognized rental income payable by Five Star of $39,313 (excluding percentage rent of $538) for the three months ended March 31, 2019. Rental income from Five Star represented 14.8% of our total revenues for the three months ended March 31, 2019, and the properties Five Star leased from us represented 26.5%, excluding properties held for sale, if any, of our real estate investments, at cost, as of March 31, 2019. Pursuant to the Transaction Agreement, commencing February 1, 2019, no percentage rent was payable to us by Five Star. We previously determined percentage rent due under these leases annually and recognized it when all contingencies were met, which was typically at year end.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Our previously existing leases with Five Star were “triple net” leases, which generally required Five Star to pay rent and all property operating expenses, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the properties at Five Star's expense, to remove and dispose of hazardous substances on the properties in compliance with applicable law and to maintain insurance on the properties for Five Star's and our benefit.
For the three months ended March 31, 2019, we funded $22,579 of improvements to communities leased to Five Star. Pursuant to the Transaction Agreement, Five Star’s rent did not increase as a result of these purchases.
Our Senior Living Communities Managed by Five Star. Five Star managed 244 and 76 senior living communities for our account as of March 31, 2020 and 2019, respectively. We lease our senior living communities that are managed by Five Star to our TRSs, and Five Star manages these communities pursuant to long term management agreements. As described above, pursuant to the Transaction Agreement, effective January 1, 2020, we replaced our long term management and pooling agreements with Five Star with the New Management Agreements, the terms of which are described above.
We incurred management fees payable to Five Star of $16,588 and $3,789 for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
The following table presents residents fees and services revenue disaggregated by type of contract and payer:

Revenue from contracts with customers:	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Basic housing and support services	$231,516	$87,412
Medicare and Medicaid programs	49,668	8,745
Private pay and other third party payer SNF services	50,785	11,888
Total residents fees and services	$331,969	$108,045

In addition to providing management services to us, Five Star also provides certain other services to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for those rehabilitation services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees of $8,057 and $1,675 for the three months ended March 31, 2020 and 2019, respectively, with respect to rehabilitation services Five Star provided at senior living communities it manages for us that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income.
Since January 1, 2020, we sold certain senior living communities that were then managed by Five Star. We and Five Star terminated our management agreements for these senior living communities in connection with these sales. See Note 3 for further information regarding these sales.

Note 11. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to the property level operations of our medical office and life science properties. We also have a subsidiary level management agreement with RMR LLC related to one of our life science properties located in Boston, Massachusetts, which we entered in connection with the joint venture arrangement for that life science property. Under that agreement, our subsidiary pays RMR LLC certain business management fees directly, which fees are credited against the business management fees payable by us to RMR LLC. See Note 12 for further information regarding our relationship, agreements and transactions with RMR LLC.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $5,769 and $7,719 for the three months ended March 31, 2020 and 2019, respectively. The net business management fees we

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

recognized include $725 of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement for both the three months ended March 31, 2020 and 2019. Based on our common share total return, as defined in our business management agreement, as of each of March 31, 2020 and 2019, no estimated incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2020 or 2019. The actual amount of annual incentive fees for 2020, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2020, and will be payable in 2021. We did not incur any incentive fee payable for the year ended December 31, 2019. We recognize business management and incentive fees in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,192 and $3,064 for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our medical office and life science properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $3,443 and $3,374 for these expenses and costs for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.

Note 12. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR LLC. The Chair of our Board and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board of directors and a managing director of Five Star. Jennifer Clark, our other Managing Trustee and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC, an officer of ABP Trust and a managing director and the secretary of Five Star, and each of our officers is also an officer and employee of RMR LLC. Our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these companies. Other officers of RMR LLC, including Ms. Clark and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.
Five Star. We are currently Five Star's largest stockholder. As of March 31, 2020, we owned 10,691,658 Five Star common shares, or approximately 33.9% of Five Star's outstanding common shares. Five Star manages for us most of the senior living communities we own. RMR LLC provides management services to both us and Five Star. See Note 10 for further information regarding our relationships, agreements and transactions with Five Star and Note 6 for further information regarding our investment in Five Star.
As of March 31, 2020, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., together with ABP Trust, owned approximately 6.3% of Five Star's outstanding common shares. RMR LLC provides management services to both us and Five Star and Adam Portnoy is the chair of the board of directors and a managing director of Five Star. Jennifer Clark is a managing director and the secretary of Five Star. Five Star's president and chief executive officer and executive vice president, chief financial officer and treasurer are officers and employees of RMR LLC.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 11 for further information regarding our management agreements with RMR LLC.
See Note 8 for information relating to common shares we purchased from certain former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include the value of the purchased shares in general and administrative expenses in our condensed consolidated statements of comprehensive income.
AIC. Until its dissolution on February 13, 2020, we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services owned Affiliates Insurance Company, or AIC, an Indiana insurance company, in equal amounts. Certain of our Trustees and certain directors or trustees of the other AIC shareholders served on the board of directors of AIC until its dissolution.
We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
As of each of March 31, 2020 and December 31, 2019, our investment in AIC had a carrying value of $298. This amount is included in other assets, net in our condensed consolidated balance sheets. We did not recognize any income related to our investment in AIC for the three months ended March 31, 2020 and recognized $404 related to our investment in AIC for the three months ended March 31, 2019, which amount is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income included our proportionate share of unrealized gains on securities that were owned by AIC, related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.

Note 13.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. During the three months ended March 31, 2020, we recognized an income tax benefit of $443 and during the three months ended March 31, 2019, we recognized an income tax expense of $134.

Note 14. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average common shares for basic earnings per share	237,669	237,568
Effect of dilutive securities: unvested share awards	—	32
Weighted average common shares for diluted earnings per share (1)	237,669	237,600

(1) For the three months ended March 31, 2020, 123 of our unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the United States and many states and municipalities declared public health emergencies due to this pandemic. The COVID-19 virus has continued to spread throughout the United States and the world. However, the COVID-19 pandemic and various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact, have and continue to severely negatively impact the global economy, including the U.S. economy. As a result, most market observers believe the global economy is currently, or will imminently be, in a recession. Our business is focused on healthcare related properties including medical office and life science properties, senior living communities, wellness centers and other medical and healthcare related properties. We believe that the healthcare sector and many of our tenants provide essential services across the United States. Due to restrictions intended to prevent the spread of the virus, certain of our medical office and wellness center tenants, which include physician practices that have discontinued non-essential surgeries and procedures and fitness centers, that have been ordered closed by state executive orders, have experienced disruptions to their businesses. Our senior living operators have also experienced disruptions, including limitations on in person tours, and are experiencing challenges in attracting new residents to their communities in addition to experiencing increased expense levels due to increased labor costs and higher costs and consumption of supplies, including personal protective equipment. Our tenants and their businesses may become increasingly negatively impacted, which may result in our tenants seeking assistance from us regarding their rent obligations owed to us, their being unable or unwilling to pay us rent, their ceasing to pay us rent and their ceasing to continue as going concerns. We expect that our senior living operators will be operating our communities at lower average occupancy with higher operating expenses which will likely lead to decreased returns to us as a result of this pandemic. As of April 30, 2020, we have been notified that 46 of our properties, primarily in our SHOP segment, have had confirmed resident COVID-19 cases, including 350 residents and tenants, and approximately 196 operator or tenant employees.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including:

•	our tenants and their ability to withstand the current economic conditions and continue to pay us rent;

•
our senior living community operators' ability to operate our communities, mitigate and contain the spread of the COVID-19 virus at our communities and to keep the residents and our operators' employees at our communities safe and healthy;

•	our operations, liquidity and capital needs and resources;

•	conducting financial modeling and sensitivity analyses;

•
actively communicating with our tenants, our operators and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts; and

•
monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us, our tenants, or our operators to enable us and them to operate through the current economic conditions and enhance our tenants’ ability to pay us rent or our operators' ability to operate our communities.

We believe that our current financial position and the capital conservation activities we have implemented will enable us to withstand the COVID-19 pandemic and its aftermath:

•	On April 2, 2020, we announced that we reduced our quarterly cash distribution rate on our common shares to $0.01 per share, conserving approximately $33.3 million of cash per calendar quarter;

•	We have deferred certain previously planned non-essential capital investments, which we expect to save up to $150.0 million in calendar year 2020;

•	As of May 6, 2020, we had $225.0 million of availability under our revolving credit facility; and

•
Our next debt maturity is our $250.0 million term loan that matures in June 2020, which can be extended for six-months at our option in exchange for paying a fee of 10 basis points and meeting certain other conditions, and the subsequent maturity of our debt does not occur until our $300.0 million senior notes mature in December 2021.

In light of the above actions, resources, expectations and conditions, we believe that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including senior living. However, as a result of the COVID-19 pandemic, some of our tenants have requested relief from their obligation to pay rent due to us in response of the current economic conditions. We are evaluating these requests on a tenant by tenant basis. As of May 4, 2020, we granted requests for certain of our tenants to defer rent payments totaling $4.8 million with respect to leases that represent, as of March 31, 2020, approximately 8.5% of our annualized rental income. These tenants will be obligated to pay, in most cases, the deferred rents in 12 equal monthly installments commencing in September 2020. These deferred rent amounts did not impact our 2020 first quarter results and will be reflected in our financial results in the applicable future reporting periods. We also believe that we, Five Star and our impacted tenants may benefit from provisions of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, signed into law in March 2020, or other federal or state assistance allowing them to continue or resume business activity.
We do not have any employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC for our Office Portfolio. RMR LLC has implemented enhanced cleaning protocols and social distancing guidelines at its corporate headquarters and its regional offices, as well as business continuity plans to ensure RMR LLC employees remain safe and able to support us and RMR LLC’s other managed companies, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support.
With respect to our properties where property management is provided by RMR LLC, RMR LLC has implemented enhanced cleaning protocols and has taken measures to reduce the possibility of persons gathering in groups and in close proximity to each other, for the purpose of mitigating the potential for spreading of COVID-19 infections. Included among these protocols and measures are the following:

•	focusing on sanitizing high touch points in common areas and restrooms;

•	shutting down certain building amenities; and

•	prudently managing the execution or deferment of tenant work orders to limit RMR LLC staff and tenant interactions at our properties.
All RMR LLC property management and engineering personnel have been trained on COVID-19 precaution procedures. As states and local communities across the country have moved to shelter in place orders, RMR LLC has worked to reduce and optimize our operating costs at our properties by:

•	deferring non-emergency work;

•	implementing energy reduction protocols for lighting and HVAC systems;

•	reducing non-essential building services and staff; and

•	reducing the frequency of trash removal.
RMR LLC’s property management teams have also established business continuity plans to ensure operational stability at our properties. RMR LLC has suspended all non-essential work travel, its regional leadership personnel have not been allowed to work in the same locations at the same time, and RMR LLC requires its employees who work at our properties to use personal protective equipment and business continuity bonus pay has been provided to those individuals.
With respect to our SHOP segment, Five Star has taken a number of proactive measures to protect the health and safety of their staff and our residents and patients, including barring all nonessential visitors from our senior living communities and, in certain cases, limiting new resident admissions, enhancing their established flu and infectious disease prevention and control protocols and providing additional training for their staff in infectious disease prevention and control. Additionally, federal, state or local health departments may ban or limit admissions to our senior living communities as a precautionary measure.

There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath. These uncertainties include among others:

•	the duration and severity of the current economic downturn;

•	the strength and sustainability of any economic recovery; and

•
the timing and process for how the government and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States.

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our, our tenants’, our operators’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic and its aftermath on us and our business, see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
OVERVIEW
We are a REIT organized under Maryland law and own medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of March 31, 2020, we owned 416 properties, including 24 properties classified as held for sale, located in 38 states and Washington, D.C., including one life science property owned in a joint venture arrangement in which we own a 55% equity interest. At March 31, 2020, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $8.4 billion, including $287.4 million of gross book value classified as held for sale in our condensed consolidated balance sheet. For the three months ended March 31, 2020, approximately 99% of our net operating income, or NOI, came from properties where a majority of the revenues are derived from our tenants' and residents’ private resources.
RESTRUCTURING OF BUSINESS ARRANGEMENTS WITH FIVE STAR
As of December 31, 2019, Five Star operated 244 of our senior living communities in our SHOP segment, of which 166 communities were leased to Five Star and 78 communities were managed by Five Star for our account. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the New Management Agreements for all of our senior living communities operated by Five Star. The Conversion was a significant change in our historical arrangements with Five Star and has resulted, and likely will continue to result in future periods, in our realizing significantly different operating results from our senior living communities in the future, including increased variability. As of March 31, 2020, Five Star managed 244 senior living communities for our account.
For further information regarding the Restructuring Transaction, the Transaction Agreement and our other business arrangements with Five Star, see Notes 10 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

(As of March 31, 2020)	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q1 2020 Revenues(3)	% of Q1 2020 Revenues	Q1 2020 NOI (3)(4)	% of Q1 2020 NOI
Office Portfolio (5)	130	11,717,617	sq. ft.	$3,724,019	44.3%	$318	$98,770	22.3%	$66,064	52.5%
SHOP	244	28,960	units	4,210,867	50.1%	$145,403	331,969	75.0%	48,090	38.2%
Other triple net leased senior living communities	32	2,605	units	295,794	3.5%	$113,549	7,074	1.6%	7,074	5.6%
Wellness centers	10	812,000	sq. ft.	178,110	2.1%	$219	4,654	1.1%	4,654	3.7%
Total	416			$8,408,790	100.0%		$442,467	100.0%	$125,882	100.0%

	Occupancy
	As of and For the Twelve Months Ended March 31,
	2020	2019
Office Portfolio (6)	92.6%	94.0%
SHOP	84.1%	83.7%
Other triple net leased senior living communities (7)(8)	87.3%	87.9%
Wellness centers	100.0%	100.0%

(1)
Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any. Amounts include $287,397 of gross book value of 24 properties classified as held for sale as of March 31, 2020, which amounts are included in assets of properties held for sale in our condensed consolidated balance sheet.

(2)	Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at March 31, 2020.

(3)
Includes $333 of revenues and $168 of NOI from properties sold during the three months ended March 31, 2020 and $25,190 of revenues and $4,801 of NOI from properties classified as held for sale in our condensed consolidated balance sheet as of March 31, 2020.

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

(6)
Medical office and life science property occupancy data is as of March 31, 2020 and 2019 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.

(7)
Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale and data for which there was a transfer of operations during the periods presented.

(8)
Operating data for other triple net leased senior living communities leased to third party operators other than Five Star and wellness centers are presented based upon the operating results provided by our tenants for the 12 months ended December 31, 2019 and 2018, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.

Due to the COVID-19 pandemic, we anticipate that leasing activity may slow at our leased properties and that we may be prevented from, or impeded in, pursuing or accepting additional residents at our senior living communities due to restrictions intended to prevent the spread of the virus, including barring nonessential visitors from some of our senior living communities and reducing on-site visits at some of our medical office and life science properties. As a result, we expect to experience further decreases in occupancy at our senior living communities, along with higher operating costs at our senior living communities, resulting in substantial decreases in income or returns from those properties.
During the three months ended March 31, 2020, we entered into lease renewals for 229,057 square feet and new leases for 73,179 square feet at our medical office and life science properties. The weighted average annual rental rate for leases entered during the quarter was $17.26 per square foot, which was 16.17% higher than the previous weighted average annual rental rate for the same space. Weighted (by annualized rental income) average lease term for leases entered during the first quarter of 2020 was 7.7 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered during the first quarter of 2020 totaled $7.2 million, or $23.77 per square foot on average (approximately $3.07 per square foot per year of the lease term).

Lease Expiration Schedules
As of March 31, 2020, lease expirations at our medical office and life science properties in our Office Portfolio segment are as follows (dollars in thousands):

Year	Number of Tenants	Square Feet(1)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(2)	Percent of Total	Cumulative Percent of Total
2020	111	750,508	6.9%	6.9%	$26,661	7.0%	7.0%
2021	100	891,590	8.2%	15.1%	30,141	7.9%	14.9%
2022	105	1,176,892	10.8%	25.9%	34,950	9.1%	24.0%
2023	60	1,040,848	9.6%	35.5%	20,922	5.5%	29.5%
2024	79	1,838,297	16.9%	52.4%	50,762	13.3%	42.8%
2025	64	1,133,953	10.4%	62.8%	23,958	6.3%	49.1%
2026	40	717,723	6.6%	69.4%	21,647	5.7%	54.8%
2027	27	466,423	4.3%	73.7%	11,343	3.0%	57.8%
2028	17	1,440,951	13.3%	87.0%	115,197	30.1%	87.9%
2029 and thereafter	58	1,394,235	13.0%	100.0%	47,005	12.1%	100.0%
Total	661	10,851,420	100.0%		$382,586	100.0%

Weighted average remaining lease term (in years)		5.5			6.2

(1)	Includes 100% of square feet from our life science property owned in a joint venture arrangement in which we own a 55% equity interest.

(2)
Annualized rental income is based on rents pursuant to existing leases as of March 31, 2020, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties. Annualized rental income also includes 100% of rental income as reported under GAAP from our life science property owned in a joint venture arrangement in which we own a 55% equity interest.

Lease expiration data for our other triple net leased senior living communities leased to third party operators and wellness centers has not been provided because there were no changes to the lease expiration schedules from those reported in our Annual Report.
RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
We report under the following two segments: Office Portfolio and SHOP. We aggregate these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and in some instances care and other services for residents where we pay fees to the operator to manage the communities for our account. In addition, prior to January 1, 2020, our SHOP segment included triple net leased senior living communities that provided short term and long term residential living and in some instances care and other services for residents and from which we received rents from Five Star. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the New Management Agreements for all of our senior living communities operated by Five Star. Prior periods have been recast to reflect these reportable segments for all periods presented.
We also report “non-segment” operations, which consists of triple net leased senior living communities that are leased to operators other than Five Star from which we receive rents and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

The following table summarizes the results of operations of each of our segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Revenues:
Office Portfolio	$98,770	$103,221
SHOP	331,969	147,358
Non-Segment	11,728	15,707
Total revenues	$442,467	$266,286

Net income (loss) attributable to common shareholders:
Office Portfolio	$22,759	$27,369
SHOP	9,468	24,160
Non-Segment	(22,492)	(21,447)
Net (loss) income attributable to common shareholders	$9,735	$30,082
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended March 31, 2020 to the three months ended March 31, 2019. Our definition of NOI and our reconciliation of net income to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
NOI by segment:
Office Portfolio	$66,064	$71,044	$(4,980)	(7.0)%
SHOP	48,090	62,313	(14,223)	(22.8)%
Non-Segment	11,728	15,707	(3,979)	(25.3)%
Total NOI	125,882	149,064	(23,182)	(15.6)%

Depreciation and amortization	68,430	72,230	(3,800)	(5.3)%
General and administrative	8,832	9,816	(984)	(10.0)%
Acquisition and certain other transaction related costs	663	7,814	(7,151)	(91.5)%
Impairment of assets	11,234	6,206	5,028	81.0%
Gain (loss) on sale of properties	2,782	(122)	2,904	nm
Dividend income	—	923	(923)	(100.0)%
Gains and losses on equity securities, net	(9,943)	22,932	32,875	143.4%
Interest and other income	138	114	24	21.1%
Interest expense	(41,650)	(45,611)	(3,961)	(8.7)%
Gain on lease termination	22,896	—	22,896	nm
Loss on early extinguishment of debt	(246)	—	246	nm
Income from continuing operations before income tax expense and equity in earnings of an investee	10,700	31,234	(20,534)	(65.7)%
Income tax expense	443	(134)	(577)	(430.6)%
Equity in earnings of an investee	—	404	(404)	(100.0)%
Net income	11,143	31,504	(20,361)	(64.6)%
Net income attributable to noncontrolling interest	(1,408)	(1,422)	(14)	(1.0)%
Net income attributable to common shareholders	$9,735	$30,082	$(20,347)	(67.6)%
nm - not meaningful

Office Portfolio:

	Comparable Properties (1)		All Properties
	As of March 31,		As of March 31,
	2020	2019	2020	2019
Total buildings	117	117	130	153
Total square feet (2)	10,933	10,933	11,718	12,547
Occupancy (3)	95.0%	95.0%	92.6%	94.0%

(1)
Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2019, including our life science property owned in a joint venture arrangement in which we own a 55% equity interest; excluding properties classified as held for sale or in redevelopment, if any.

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

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$95,276	$93,234	$2,042	2.2%	$3,494	$9,987	$98,770	$103,221	$(4,451)	(4.3)%
Property operating expenses	(30,901)	(29,382)	1,519	5.2%	(1,805)	(2,795)	(32,706)	(32,177)	529	1.6%
NOI	$64,375	$63,852	$523	0.8%	$1,689	$7,192	$66,064	$71,044	$(4,980)	(7.0)%

(1)
Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2019, including our life science property owned in a joint venture arrangement in which we own a 55% equity interest; excluding properties classified as held for sale or in redevelopment, if any.

Rental income. Rental income decreased primarily due to our disposition of 25 properties since January 1, 2019, partially offset by an increase in rental income at our comparable properties. Rental income increased at our comparable properties primarily due to increases in tax escalation income and other expense reimbursement income and higher average rents achieved from our new and renewal leasing activity at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of management fees, real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses is primarily due to our disposition of 25 properties since January 1, 2019, partially offset by increases in property operating expenses at our comparable properties. Property operating expenses at our comparable properties increased primarily due to increases in real estate taxes, insurance expense and other direct costs of operating our comparable properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
Total properties	231	231	244	260
# of units	26,771	26,771	28,960	29,684
Occupancy	83.3%	85.0%	82.7%	84.2%
Average monthly rate (2)	$4,547	$4,583	$4,571	$4,725

(1)	Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2019; excludes communities classified as held for sale, if any.

(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$—	$36,451	$(36,451)	(100.0)%	$—	$2,862	$—	$39,313	$(39,313)	(100.0)%
Residents fees and services	307,639	102,556	205,083	200.0%	24,330	5,489	331,969	108,045	223,924	207.3%
Property operating expenses	(261,609)	(80,332)	181,277	225.7%	(22,270)	(4,713)	(283,879)	(85,045)	198,834	233.8%
NOI	$46,030	$58,675	$(12,645)	(21.6)%	$2,060	$3,638	$48,090	$62,313	$(14,223)	(22.8)%

(1)	Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2019; excludes communities classified as held for sale, if any.
Rental income. Rental income decreased due to the termination of our previously existing master leases with Five Star and our disposition of 18 properties since January 1, 2019. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the New Management Agreements for all of our senior living communities operated by Five Star. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Restructuring Transaction.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to the Restructuring Transaction and our acquisition of one active adult rental property since January 1, 2019, partially offset by decreases in occupancy and average monthly rates in part due to the impact of the COVID-19 pandemic at both comparable and non-comparable properties for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. We expect to experience continued downward pressure on our occupancy and average monthly rates as normal resident move-outs may not be replaced by new resident move-ins and potential residents may increasingly delay or forego moving into senior living communities as a result of the COVID-19 pandemic.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to the Transaction Agreement, our acquisition of one active adult rental property since January 1, 2019 and increased costs associated with staffing and supplies due to the COVID-19 pandemic at both comparable and non-comparable properties for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. As a result of the COVID-19 pandemic we expect to experience higher operating expenses primarily driven by increased labor costs and increased cost and consumption of supplies, including personal protective equipment.
Net operating income. The change in NOI reflects the net changes in rental income, residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties(2)				All Properties
	As of and For the Three Months Ended March 31,				As of and For the Three Months Ended March 31,
	2020		2019		2020		2019
Total properties:
Other triple net leased senior living communities	29		29		32		44
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.69	x	1.80	x	1.69	x	1.80	x
Wellness centers (3)	1.82	x	1.99	x	1.82	x	1.99	x

(1)
Non-segment operations consists of all of our other operations, including certain senior living communities leased to third party operators other than Five Star and wellness centers, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

(2)
Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2019; excludes properties classified as held for sale, if any.

(3)
All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended December 30, 2019 and 2018 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$10,768	$10,807	$(39)	(0.4)%	$960	$4,900	$11,728	$15,707	$(3,979)	(25.3)%
NOI	$10,768	$10,807	$(39)	(0.4)%	$960	$4,900	$11,728	$15,707	$(3,979)	(25.3)%

(1)	Consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2019; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the sale of 11 senior living communities leased to private operators and the transfer of one senior living community we own from a triple net leased senior living community to a managed senior living community now included in our SHOP segment since January 1, 2019, partially offset by increased rents resulting from our purchase of improvements at our comparable properties since January 1, 2019. As a result of the COVID-19 pandemic, many of our wellness centers have been ordered closed by state or local executive orders. We were in the process of evaluating our options with our wellness center tenants as of March 31, 2020 and, in April 2020, we agreed to defer rent payments for certain wellness centers in the second quarter of 2020 in exchange for the tenant agreeing to pay the deferred rents in 12 equal monthly installments later in 2020.
Net operating income. The change in NOI reflects the net changes in rental income described above.
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to our disposition of 54 properties, certain depreciable leasing related assets becoming fully depreciated and certain of our acquired resident agreements becoming fully amortized since January 1, 2019, partially offset by our acquisition of an active adult rental property and the purchase of capital improvements at certain of our properties since January 1, 2019.
General and administrative expense.  General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in our base business management fees expense as a result of lower trading prices for our common shares during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Acquisition and certain other transaction related costs.  Acquisition and certain other transaction related costs primarily represents costs incurred in connection with the Restructuring Transaction.
Impairment of assets. For further information about our asset impairment charges, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain (loss) on sale of properties. Gain (loss) on sale of properties is the result of our sale of certain office properties during the three months ended March 31, 2020 and 2019. For further information regarding gain (loss) on sale of properties, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Dividend income. The decrease in dividend income is the result of our sale on July 1, 2019 of all of the RMR Inc. class A common stock that we owned.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represent the net unrealized gains and losses to adjust our investment in Five Star and former investment in RMR Inc. to their fair values.

Interest and other income.  The increase in interest and other income is primarily due to an increase in average investable cash on hand and restricted cash.
Interest expense.  Interest expense decreased primarily due to the redemption in May 2019 of our $400,000 of 3.25% senior unsecured notes due 2019, our prepayment in December 2019 of our $350,000 term loan, a lower interest rate on our new $250,000 term loan obtained in December 2019 and decreases in LIBOR, resulting in a decrease in interest expense with respect to our floating rate debt. These decreases were partially offset by an increase in borrowings under our revolving credit facility.
Gain on lease termination. Gain on lease termination represents the gain recognized in connection with the Restructuring Transaction. For information regarding the Restructuring Transaction, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on early extinguishment of debt.  We recognized a loss on early extinguishment of debt in connection with our prepayment of a mortgage debt in February 2020.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions that is subject to state income taxes.
Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our former investment in AIC, which was dissolved on February 13, 2020.
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the Securities and Exchange Commission, or SEC, including funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, and NOI for the three months ended March 31, 2020 and 2019. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or net income attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income and net income attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income and net income attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, loss on impairment of real estate assets and gains or losses on equity securities, net, if any, plus real estate depreciation and amortization and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.

Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended March 31, 2020 and 2019 and reconciliations of net income attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income attributable to common shareholders per share for these periods.

	Three Months Ended March 31,
	2020	2019
Net income attributable to common shareholders	$9,735	$30,082
Depreciation and amortization	68,430	72,230
(Gain) loss on sale of properties	(2,782)	122
Impairment of assets	11,234	6,206
Gains and losses on equity securities, net	9,943	(22,932)
FFO adjustments attributable to noncontrolling interest	(5,275)	(5,297)
FFO attributable to common shareholders	91,285	80,411

Acquisition and certain other transaction related costs	663	7,814
Gain on lease termination	(22,896)	—
Loss on early extinguishment of debt	246	—
Normalized FFO attributable to common shareholders	$69,298	$88,225

Weighted average common shares outstanding (basic)	237,669	237,568
Weighted average common shares outstanding (diluted)	237,669	237,600

Per common share data (basic and diluted):
Net income attributable to common shareholders	$0.04	$0.13
FFO attributable to common shareholders	$0.38	$0.34
Normalized FFO attributable to common shareholders	$0.29	$0.37
Distributions declared	$0.15	$0.39
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income to NOI for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	2019
Reconciliation of Net Income to NOI:
Net income	$11,143	$31,504

Equity in earnings of an investee	—	(404)
Income tax expense	(443)	134
Income from continuing operations before income tax expense and equity in earnings of an investee	10,700	31,234
Loss on early extinguishment of debt	246	—
Gain on lease termination	(22,896)	—
Interest expense	41,650	45,611
Interest and other income	(138)	(114)
Losses (gains) on equity securities, net	9,943	(22,932)
Dividend income	—	(923)
(Gain) loss on sale of properties	(2,782)	122
Impairment of assets	11,234	6,206
Acquisition and certain other transaction related costs	663	7,814
General and administrative	8,832	9,816
Depreciation and amortization	68,430	72,230
Total NOI	$125,882	$149,064

Office Portfolio NOI	$66,064	$71,044
SHOP NOI	48,090	62,313
Non-Segment NOI	11,728	15,707
Total NOI	$125,882	$149,064
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of cash to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, proceeds from the disposition of certain properties and borrowings under our revolving credit facility. To reduce our leverage, we have sold properties and other assets and have identified additional properties to sell, with a focus on the sale of non-core senior living communities and other properties. We believe that these sources will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

•	our ability to receive rents from our tenants in light of the COVID-19 pandemic and generally;

•	our ability to maintain or increase the occupancy of, and the rental rates at, our properties;

•	our ability to control operating expenses and capital expenses at our properties;

•	our manager's ability to operate our managed senior living communities during the COVID-19 pandemic and generally so as to maintain or increase our returns; and

•	our ability to purchase additional properties which produce cash flows in excess of our cost of acquisition capital and the related property operating expenses.

We are carefully monitoring the developments of the COVID-19 pandemic and its impact on our tenants, operators and other stakeholders, including at our senior living communities.
In response to the operating challenges and uncertain economic challenges as a result of the COVID-19 pandemic, in April 2020, we announced certain capital conservation measures, including reducing our quarterly cash distribution rate on our common shares to $0.01 per share, and that we are deferring approximately $150.0 million of certain non-essential capital investments planned for calendar year 2020. As of May 4, 2020, we granted requests for certain of our tenants to defer rent payments totaling $4.8 million with respect to leases that represent, as of March 31, 2020, approximately 8.5% of our annualized rental income. These tenants will be obligated to pay, in most cases, the deferred rents in 12 equal monthly installments commencing in September 2020.
During the three months ended March 31, 2020, we sold eight properties for an aggregate sales price of $17.6 million, excluding closing costs, and as of May 6, 2020, we had 27 properties under agreements to sell for an aggregate sales price of approximately $164.0 million, excluding closing costs. The impact of the COVID-19 pandemic and the resulting economic conditions is likely to cause many of these property sales to be delayed or occur over a protracted period of time or not at all. The capital conservation measures noted above and anticipated sales of our properties may not sufficiently offset the decrease in cash flows from operations and essential capital investments we make during the COVID-19 pandemic, which may negatively impact our liquidity and result in increased borrowings under our revolving credit facility.
Pursuant to the Restructuring Transaction, on January 1, 2020, Five Star issued 10,268,158 Five Star common shares to us and an aggregate of 16,118,849 Five Star common shares to our shareholders of record as of December 13, 2019. In consideration of these share issuances, we provided Five Star with $75.0 million of additional consideration. For further information regarding the Restructuring Transaction, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents and restricted cash at beginning of period	$52,224	$70,071
Net cash provided by (used in):
Operating activities	56,312	41,515
Investing activities	(26,641)	(43,308)
Financing activities	3,341	(13,526)
Cash and cash equivalents and restricted cash at end of period	$85,236	$54,752
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from certain of our senior living community tenants monthly, quarterly or annually.
The increase in cash provided by operating activities for the three months ended March 31, 2020 compared to the prior period was primarily due to the Restructuring Transaction and resulting change in our working capital assets and liabilities from the converted managed communities which are now included in our condensed consolidated balance sheets commencing in the 2020 period. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the New Management Agreements for all of our senior living communities operated by Five Star, as described in Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in operating activities also reflects a decrease in business management fee expenses in the 2020 period compared to the 2019 period, driven by the favorable impact of no business management incentive fee expense being paid in the 2020 period. Increases in operating activities were partially offset by the Restructuring Transaction and the results from the converted managed communities for the 2020 period being less than our rental income for these communities in the 2019 period, as well as reduced NOI as a result of dispositions of properties during 2019 and 2020.
As noted elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic has had a devastating impact on the global economy. Depending on the duration and severity of this pandemic and the resulting economic downturn, our tenants’ and operators’ businesses may become significantly adversely impacted, which may result in their failing to pay rent to us or to renew their leases upon expiration, and we will realize decreased returns from our senior living communities. We have granted requests for certain of our tenants to defer rent payments totaling $4.8 million. These tenants will be obligated to pay, in most cases, the deferred rents in 12 equal monthly installments commencing in September 2020. We are handling requests from our tenants for relief on an individual basis. We also believe that, other than in our SHOP segment, overall tenant retention levels may increase as a result of the COVID-19 pandemic.
Our Investing Liquidity and Resources
The decrease in cash used in investing activities for the three months ended March 31, 2020 compared to the prior year period was primarily due to higher proceeds from the sale of real estate properties in the 2020 period compared to the 2019 period.
The following is a summary of cash used for capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Office Portfolio segment capital expenditures:
Lease related costs (1)	$4,964	$9,132
Building improvements (2)	2,665	995
SHOP segment fixed assets and capital improvements	12,918	3,312
Recurring capital expenditures	$20,547	$13,439

Development, redevelopment and other activities - Office Portfolio segment (3)	8,214	6,059
Development, redevelopment and other activities - SHOP segment (3)(4)	8,429	31,658
Total development, redevelopment and other activities	$16,643	$37,717

(1)
Office Portfolio segment lease related costs generally include capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space and other leasing related costs, such as brokerage commissions and tenant inducements.

(2)
Office Portfolio segment building improvements generally include expenditures to replace obsolete building components that extend the useful life of existing assets or cosmetic improvements to increase the marketability of the property.

(3)	Development, redevelopment and other activities generally include capital expenditures that reposition a property or result in new sources of revenue.

(4)	Prior period includes capital improvements for communities that were previously leased to Five Star.
During the three months ended March 31, 2020, we invested $0.3 million in revenue producing capital improvements at certain of our triple net leased senior living communities leased to private operators, and, as a result, annual rents payable to us increased by approximately $0.02 million pursuant to the terms of the applicable leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases. These capital improvement amounts are not included in the table above.
During the three months ended March 31, 2020, commitments made for expenditures in connection with leasing space in our medical office and life science properties, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	73	229	302
Total leasing costs and concession commitments (1)	$5,805	$1,380	$7,185
Total leasing costs and concession commitments per square foot (1)	$79.33	$6.02	$23.77
Weighted average lease term (years) (2)	9.4	5.7	7.7
Total leasing costs and concession commitments per square foot per year (1)	$8.48	$1.05	$3.07

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of March 31, 2020, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.

In response to the operating challenges and uncertain economic challenges as a result of the COVID-19 pandemic, we expect to conserve capital by deferring approximately $150.0 million of certain previously planned non-essential capital investments. We will re-evaluate all deferred 2020 capital projects later in 2020 if and when there is greater clarity as to the impact of the COVID-19 pandemic and the overall economic environment on our financial condition.
We plan to continue investing essential capital in our senior living communities to better position these communities in their respective markets in order to increase our returns in future years.
As of March 31, 2020, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our medical office and life science properties of approximately $22.0 million.
In July 2019, a tenant in our Office Portfolio segment vacated three buildings with an aggregate of 164,091 square feet in California. We are currently engaged in a full redevelopment of these buildings. The redevelopment of these buildings may take significant capital expenditures and time. We have continued to progress on this redevelopment during 2020.
We expect disruptions to future acquisition and disposition activity due to uncertain market conditions as a result of the COVID-19 pandemic and resulting economic conditions. For further information regarding our acquisitions and dispositions, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Financing Liquidity and Resources
The change in cash provided by (used in) financing activities for the three months ended March 31, 2020 compared to the prior period was primarily due to a reduction in distributions paid to our shareholders in the 2020 period, partially offset by reduced net proceeds from borrowings under our revolving credit facility in the 2020 period compared to the 2019 period.
As of March 31, 2020, we had $69.5 million of cash and cash equivalents and $415.0 million available to borrow under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes.
In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. The facility also includes a feature pursuant to which in certain circumstances maximum borrowings under the facility may be increased to up to $2.0 billion. At March 31, 2020, our revolving credit facility required interest to be paid on borrowings at the annual rate of LIBOR plus a premium of 120 basis points, plus a facility fee of 25 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. Effective April 1, 2020, our revolving credit facility premium and facility fee increased to 155 and 30 basis points per annum, respectively, due to a downgrade of our credit rating. As of March 31, 2020, the annual interest rate required on borrowings under our revolving credit facility was 1.8%. As of March 31, 2020 and May 6, 2020, we had $585.0 million and $775.0 million outstanding under our revolving credit facility, respectively.
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
We have a $250.0 million unsecured term loan that matures on June 12, 2020. Subject to the satisfaction of certain conditions, including the payment of an extension fee, we have the option to extend the maturity date by six months. At March 31, 2020, this term loan required interest to be paid at the annual rate of LIBOR plus a premium of 125 basis points that is subject to adjustment based upon changes to our credit ratings. Effective April 1, 2020, the loan premium for this term loan increased to 165 basis points per annum due to a downgrade of our credit rating. As of March 31, 2020, the annual interest rate payable on amounts outstanding under this term loan was 1.9%.
We also have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. At March 31, 2020, this term loan required interest to be paid at the annual rate of LIBOR plus a premium of 135 basis points that is subject to adjustment based upon changes to our credit ratings. Effective April 1, 2020, the loan premium for this term loan increased to 175 basis points per annum due to a downgrade of our credit rating. As of March 31, 2020, the annual interest rate payable on amounts outstanding under this term loan was 2.3%.
During the three months ended March 31, 2020, we paid a quarterly cash distribution to our shareholders totaling approximately $35.7 million using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distribution we paid during 2020, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On April 2, 2020, we declared a quarterly distribution payable to common shareholders of record on April 13, 2020, of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about May 21, 2020 using cash on hand.
We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit and debt ratings, which were recently downgraded, depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. However, as noted elsewhere in this Quarterly Report on Form 10-Q, it is uncertain what the duration and severity of the current economic downturn resulting from the COVID-19 pandemic will be. A protracted economic downturn may have various negative consequences including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
In March 2020, our issuer credit rating was downgraded from BB+ to BB by S&P Global, or S&P, following our fourth quarter 2019 earnings release and the beginning of the awareness of the possible impact of the COVID-19 pandemic in the United States. Our unsecured debt rating was downgraded from BBB- to BB+ by S&P and, as a result, the interest rate premiums under our revolving credit facility and term loans increased effective April 1, 2020.
Also in March 2020, Moody's Investors Service, or Moody's, placed our senior unsecured debt rating under review for downgrade. Previously, in May 2019, our senior unsecured debt rating was downgraded from Baa3 to Ba1 by Moody's following our announcement of the Restructuring Transaction.
In February 2020, we prepaid a mortgage note secured by one of our life science properties with an outstanding principal balance of approximately $1.6 million, a maturity date in March 2026 and an annual interest rate of 6.25%. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
In April 2020, we redeemed all of our outstanding 6.75% senior notes due 2020 for a redemption price equal to the principal amount of $200.0 million plus accrued and unpaid interest of $6.75 million. We funded this redemption with cash on hand and borrowings under our revolving credit facility.
In May 2020, we prepaid a mortgage note secured by one of our medical office properties with an outstanding principal balance of approximately $1.2 million, a maturity date in January 2022 and an annual interest rate of 7.49%. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
For further information regarding our outstanding debt, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Except as described above, our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition of additional properties primarily for income and secondarily for appreciation potential; however, we cannot be sure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete any acquisitions. Generally, we identify properties for sale based on changes in market conditions in the area where the property is located, our expectations regarding the property's future financial performance, our expectation regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval. Further, such plans may continue to be impacted by the scope and duration of the COVID-19 pandemic.
Off Balance Sheet Arrangements
As of March 31, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at March 31, 2020 were: (1) outstanding borrowings under our $1.0 billion unsecured revolving credit facility; (2) $1.9 billion outstanding principal amount of senior unsecured notes; (3) $450.0 million outstanding principal amount under two term loans; and (4) $687.2 million aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by eight properties. For further information regarding our indebtedness, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contain covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of March 31, 2020, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. If we believe we would not be able to satisfy our financial or other covenants, we would seek waivers or amendments prior to any covenant violation, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We can provide no assurance that we would be able to obtain these waivers or amendments or repay the related debt facilities, which would lead to an event of default or potential acceleration of amounts due on our outstanding debt.
Neither our senior unsecured notes indentures and their supplements, nor our revolving credit facility and term loan agreements, contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility and term loan agreements, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, following our debt ratings downgrades, our interest expense and related costs under our revolving credit facility and term loan agreements have increased. See "—Our Financing Liquidity and Resources" above for information regarding recent downgrades of our issuer credit rating and senior unsecured debt rating that resulted in a change in the interest rate premiums under our revolving credit facility and term loans.
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

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board of directors and a managing director of Five Star; Jennifer Clark, our other Managing Trustee and our Secretary, is a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC, an officer of ABP Trust and a managing director and the secretary of Five Star; and each of our officers is also an officer and employee of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services, and some of which have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. and some of our Trustees and officers serve as trustees, directors or officers of these companies. For example, Five Star is our former subsidiary and former largest tenant, and it currently manages most of our senior living communities and we and Five Star restructured our business arrangements as of January 1, 2020. We and Adam Portnoy, directly and indirectly through ABP Trust and its subsidiaries, are significant stockholders of Five Star, owning, as of March 31, 2020, 33.9% and 6.3%, respectively, of outstanding Five Star common shares.
For further information about these and other such relationships and related person transactions, see Notes 10, 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with Five Star, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Impact of Government Reimbursement
For the three months ended March 31, 2020, approximately 99% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 1% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2019. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Although we have no present plans to do so, we may in the future enter into hedge arrangements or derivative contracts from time to time to mitigate our exposure to changes in interest rates.

Fixed Rate Debt
At March 31, 2020, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes (2)	$200,000	6.75%	$13,500	2020	Semi-Annually
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	500,000	4.75%	23,750	2028	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Mortgage note (3)	1,267	7.49%	95	2022	Monthly
Mortgage note	12,348	6.28%	775	2022	Monthly
Mortgage note	10,901	4.85%	529	2022	Monthly
Mortgage note	16,050	5.75%	923	2022	Monthly
Mortgage note	15,954	6.64%	1,059	2023	Monthly
Mortgage notes (4)	620,000	3.53%	21,886	2026	Monthly
Mortgage note	10,634	4.44%	472	2043	Monthly
	$2,537,154		$130,444

(1)
The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts. This table does not include obligations under capital leases.

(2)	In April 2020, we redeemed at par plus accrued interest these senior unsecured notes, using cash on hand and borrowings under our revolving credit facility.

(3)	The property encumbered by this mortgage is classified as held for sale as of March 31, 2020. We prepaid this mortgage in May 2020.

(4)
The life science property encumbered by these mortgages is owned in a joint venture arrangement in which we own a 55% equity interest. The principal amounts listed in the table for these debts have not been adjusted to reflect the equity interest in the joint venture that we do not own.

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
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2020, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $40.5 million.
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

Floating Rate Debt
At March 31, 2020, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had $585.0 million outstanding, our $250.0 million term loan and our $200.0 million term loan. Our revolving credit facility matures in January 2022, and, subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2023. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $250.0 million term loan matures in June 2020 and our $200.0 million term loan matures in September 2022. Subject to our payment of an extension fee and our meeting other conditions, we have an option to extend the maturity date of our $250.0 million term loan by six months to December 2020. Our $250.0 million term loan and our $200.0 million term loan are prepayable without penalty at any time.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2020 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2020	1.94%	$1,035,000	$20,079	$0.08
One percentage point increase	2.94%	$1,035,000	$30,429	$0.13

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of March 31, 2020.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the three months ended March 31, 2020.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2020 if we were fully drawn on our revolving credit facility and our term loans remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2020	1.91%	$1,450,000	$27,695	$0.12
One percentage point increase	2.91%	$1,450,000	$42,195	$0.18

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of March 31, 2020.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the three months ended March 31, 2020.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us, our tenants and our residents,

•	The likelihood and extent to which our tenants and residents will be negatively impacted by the COVID-19 pandemic and its aftermath and their ability to pay rent,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•
The ability of Five Star, the manager of our managed senior living communities, to manage our senior living communities during the COVID-19 pandemic and to manage them profitably and maintain or increase our returns from our managed senior living communities,

•
Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities, wellness centers and other medical and healthcare related properties and healthcare services,

•	Our ability to retain our existing tenants, attract new tenants and maintain or increase current rental rates on terms as favorable to us as our prior leases,

•	The credit qualities of our tenants,

•	Our ability to compete for tenancies and acquisitions effectively,

•	Our ability to maintain and increase occupancy, revenues and NOI at our properties,

•	Our expectations regarding the impact of the COVID-19 pandemic on our tenants, the healthcare sector and our financial condition,

•	The expectation that, as a result of the COVID-19 pandemic, overall tenant retention levels may increase,

•	Our acquisitions and sales of properties,

•	Our ability to raise debt or equity capital,

•	Our ability to complete our target dispositions in accordance with our stated plan,

•	The future availability of borrowings under our revolving credit facility,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our credit ratings,

•	Our expectation that we benefit from our relationships with RMR Inc.,

•	Our qualification for taxation as a REIT, and

•	Other matters.

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of the COVID-19 pandemic and its aftermath on us and our tenants and managers,

•	The impact of conditions in the economy and the capital markets on us and our tenants and managers,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify for taxation as a REIT for U.S. federal income tax purposes,

•	Competition within the healthcare and real estate industries, particularly in those markets in which our properties are located,

•	Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Five Star, RMR LLC, RMR Inc. and others affiliated with them, and

•	Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:

•
If the severity of the COVID-19 pandemic continues for an extended period or if business activity and the economy fail to sufficiently improve if and when the negative impacts of the COVID-19 pandemic abate, we may realize sustained losses and liquidity challenges. Further, we may incur increased operating expenses, particularly at our senior living communities, for supplies and personnel to address the current COVID-19 pandemic and we may be prevented from accepting additional residents at certain of our senior living communities if we become restricted from doing so due to the COVID-19 pandemic. In addition, recent and upcoming debt maturities, including our $200.0 million unsecured senior notes that we redeemed on April 15, 2020 and our $250.0 million aggregate principal term loan that matures on June 12, 2020, but is subject to a possible six-month extension, will reduce our available liquidity to fund our operations and would challenge our belief that our liquidity and capital resources will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. In addition, under the current economic conditions, our tenants and managers may not be able to profitably operate their businesses at our properties, our tenants may become unable or unwilling to pay rent owed to us, or the managers of our senior living communities may be unable to generate our minimum returns for sustained periods. Additionally, our ability to borrow under our credit facility is subject to us satisfying financial and other covenants, and if we default under our credit facility or other debt obligations due to the impact of the COVID-19 pandemic or otherwise, we may be required to repay our outstanding borrowings and other debt. Further, although we have taken steps to enhance our ability to maintain sufficient liquidity, unanticipated events, such as emergencies in addition to, or as an expansion of, the current impact of the COVID-19 pandemic, may require us to expend amounts not currently planned,

•
The Conversion was a significant change in our business arrangements with Five Star and has resulted, and will likely continue to result in the future, in our realizing significantly different operating results from our senior living communities operated by Five Star, including increased variability in such results,

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

•
Five Star, the manager of our managed senior living communities, has experienced significant operating and financial challenges, resulting from a number of factors, some of which are beyond Five Star's control, and which challenges directly impact our operating results from our managed senior living communities, including, but not limited to:

•	The impact of the COVID-19 pandemic,

•	Increases in Five Star’s labor costs or in costs Five Star pays for goods and services,

•	Competition within the senior living industry,

•	Seniors delaying or forgoing moving into senior living communities or purchasing healthcare services,

•	The impact of changes in the economy and the capital markets on Five Star and its residents and other customers,

•	Changes in Medicare or Medicaid policies and regulations or the possible future repeal, replacement or modification of these or other existing or proposed legislation or regulations,

•	Increases in compliance costs,

•	Continued efforts by third party payers to reduce healthcare costs,

•	Increases in tort and insurance liability costs, and

•	Five Star’s exposure to litigation and regulatory and government proceedings due to the nature of its business.

•	If Five Star’s other operations are not profitable or if it does not operate our managed senior living communities successfully, it could become insolvent,

•
We own a significant number of Five Star common shares and we expect to own these shares for the foreseeable future. However, we may sell some or all of our Five Star common shares, or our ownership interest in Five Star may otherwise be diluted in the future,

•
On April 2, 2020, we reduced our regular quarterly distribution rate to $0.01 per common share ($0.04 per common share annually) due to the operating challenges and uncertain economic challenges as a result of the COVID-19 pandemic. Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees will consider many factors when setting or resetting our distribution rate, including our historical and projected net income, Normalized FFO, our then current and expected needs and availability of cash to pay our obligations, distributions which we may be required to pay to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution may change and may vary from our expectations. Accordingly, future distributions to our shareholders may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
We plan to selectively sell certain properties from time to time to fund future acquisitions and to strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. In addition, to reduce our leverage, we have sold properties and other assets and have identified additional properties to sell. We expect that the pace of our future asset sales will slow considerably because of current market conditions related to the COVID-19 pandemic. We cannot be sure we will sell any of these properties or what the terms or timing of any such sales may be. In addition, in the case of our capital recycling program, we cannot be sure that we will acquire replacement properties that improve the quality of our portfolio or our ability to increase our distributions to shareholders, and, we may sell properties at prices that are less than expected and less than their carrying values and therefore incur losses,

•
Contingencies in our acquisition and sale agreements may not be satisfied and our pending acquisitions and sales and any related management arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•
We plan to conserve capital by deferring certain previously planned non-essential capital investments in order to maintain sufficient liquidity during the COVID-19 pandemic. We cannot be sure we will realize sufficient liquidity from this practice,

•
The essential capital investments we are making at our senior living communities and our plan to invest additional capital into our senior living communities to better position them in their respective markets in order to increase our future returns may not be successful and may not achieve our expected results. Our senior living communities may not be competitive, despite these capital investments,

•
Our redevelopment projects may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects,

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

•
The maximum borrowing availability under our revolving credit facility and our $200.0 million term loan may be increased to up to $2.4 billion on a combined basis in certain circumstances. However, increasing the maximum borrowing availability under our revolving credit facility and this term loan is subject to our obtaining additional commitments from lenders, which may not occur,

•
We have the option to extend the maturity date of our revolving credit facility or our $250.0 million term loan upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,

•
The premiums used to determine the interest rate payable on our revolving credit facility and term loans and the facility fee payable on our revolving credit facility are based on our credit ratings. In March 2020, our issuer credit rating was downgraded as a result of which our revolving credit facility premium and facility fee increased,

•	We may be unable to repay our debt obligations when they become due,

•
We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,

•
For the three months ended March 31, 2020, approximately 99% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments,

•
Circumstances that adversely affect the ability of seniors or their families to pay for our tenants' and managers' services, such as economic downturns, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,

•
It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,

•
Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes experience deficiencies in the operation of our senior living communities and some of our communities may be prohibited from admitting new residents or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to obtain licenses for or attract residents to our other communities,

•
We believe that our relationships with our related parties, including Five Star, RMR LLC, RMR Inc., ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, new legislation or regulations affecting our business or the businesses of our tenants or managers, changes in our tenants’ or managers’ revenues or costs, worsening or lack of improvement of Five Star's financial condition or changes in our other tenants’ financial conditions, deficiencies in operations by a tenant or manager of one or more of our senior living communities, changed Medicare or Medicaid rates, acts of terrorism, pandemics, natural disasters or changes in capital markets or the economy generally.
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

Statement Concerning Limited Liability
The Amended and Restated Declaration of Trust establishing Diversified Healthcare Trust, dated September 20, 1999, as amended and supplemented, as filed with the State Department of Assessments and Taxation of Maryland, provides that no trustee, officer, shareholder, employee or agent of Diversified Healthcare Trust shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, Diversified Healthcare Trust. All persons dealing with Diversified Healthcare Trust in any way shall look only to the assets of Diversified Healthcare Trust for the payment of any sum or the performance of any obligation.

PART II.   Other Information

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report. The COVID-19 pandemic may subject us to additional risks that are described below. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Our business, operations, financial results and liquidity have been adversely impacted by the COVID-19 pandemic, and it is not known what the duration of this pandemic will be or what its ultimate adverse impact on us and our business will be, but we expect it will be substantial.

COVID-19 has been declared a pandemic by the World Health Organization, and in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. The COVID-19 pandemic has had a devastating impact on the global economy, including the U.S. economy, and has resulted, or is expected to result, in a global economic recession. These conditions have materially and adversely impacted our and our tenants’ and our senior living communities' managers’ businesses, results of operations and liquidity.

Our senior living communities have experienced increased operating costs. These increased costs result from staffing, including overtime, particularly if a community experiences a reduction in available personnel due to illness or otherwise, the increased need and cost for supplies, including personal protective equipment, adopting enhanced disinfection measures and/or implementing quarantines for residents. In addition, our senior living communities are experiencing downward pressures on occupancy as a result of restrictions on allowing outside persons to enter senior living communities due to social distancing and other containment measures, limitations on prospective residents being able to visit our senior living communities and perceptions that senior living communities are unsafe during a pandemic or other widespread illness. The occupancy at senior living communities may significantly decrease and the costs for operating those senior living communities may significantly increase during the COVID-19 pandemic and its aftermath. Those conditions would reduce the returns we realize from our senior living communities and the fees earned by the manager of our senior living communities, and these conditions may result in residents at our senior living communities being unable or unwilling to pay us rent and resident fees. Further, our manager and tenants may be limited in operating our senior living communities if they are unable to obtain the necessary staffing and supplies, such as a result of illness of staff, shortages of supplies due to supply chain or production challenges, or for other reasons. Additionally, downturns or stagnation in the U.S. housing market as a result of an economic downturn could adversely affect the ability, or perceived ability, of seniors to afford the resident fees and services at our senior living communities as prospective residents may use the proceeds from the sale of their homes to cover the cost of such fees.

In addition, economic downturns and recessions in the United States have historically negatively impacted the commercial office real estate market, including increased tenant defaults, decreased occupancies and reduced rental rates. We expect that the current economic conditions will have similar negative impacts on our office portfolio and that the extent of those negative consequences will depend to a large extent on the duration and depth of the economic recession in the United States and the strength and sustainability of any economic recovery that may follow.

We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact, but we expect it will be substantial. Potential consequences of the current unprecedented measures taken in response to the spread of the COVID-19 virus, and current market disruptions and volatility affecting us include, but are not limited to:

•
our tenants’ and manager’s inability to operate their businesses and our properties if the health of their and our respective management personnel and other employees is affected, particularly if a significant number of individuals are impacted;

•
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of the COVID-19 virus, which could impact the continued viability of our tenants and managers;

•
increased risk of our tenants and manager being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern and to pay rent and returns to us;

•	increased risk of default or bankruptcy of our tenants and manager;

•
our inability to execute improvements to our properties due to a construction moratorium or decrease in available construction workers or construction activity, including required inspectors and governmental personnel for permitting and other requirements, and due to our need to maintain our liquidity;

•	possible significant declines in the value of our properties;

•	our inability to accurately or reliably value our portfolio;

•	our inability to comply with financial covenants that could result in our defaulting under our debt agreements;

•
our failure to pay interest and principal when due under our outstanding debt, which may result in the acceleration of payment for our outstanding debt and our possible loss of our revolving credit facility;

•	our maintaining the current reduced rate of distributions on our common shares for an extended period of time or suspending our payment of distributions entirely;

•	the current low market price of our common shares may continue for an indefinite period and could decline further;

•	further downgrades of our credit ratings by nationally recognized credit rating agencies;

•	our inability to access debt and equity capital on attractive terms, or at all; and

•	our inability to sell properties we may identify for sale due to a general decline in business activity and demand for real estate transactions and, as a result, our inability to reduce our leverage.

Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates are uncertain and subject to various factors and conditions. Our, the manager of our senior living communities and our tenants’ businesses, operations and financial positions may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.

We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, and we continue to assess and explore other actions, but those actions and plans may not be sufficient to avoid continued and potentially increased substantial harm to our business, operations and financial condition.

We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:

•	we reduced our quarterly distribution rate to $0.01 per share payable to our common shareholders;

•	we deferred what we expect will be up to $150 million of capital projects to conserve cash and liquidity;

•	we have been in regular, frequent contact with our senior living communities' manager to adopt measures to minimize losses, preserve liquidity and maintain operations; and

•
we have communicated with many of our medical office, life science and other tenants regarding their operation of or at our properties in the current challenging economic conditions, and we have agreed to provide deferrals of approximately $4.8 million of rent owed to us that are generally required to be repaid in installments beginning later this year.

There can be no assurance that these actions or others that we may take will be successful or that they will enable us to maintain sufficient liquidity and withstand the current economic challenges.

We recently reduced our quarterly distribution rate on our common shares to $0.01 per share; future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.

We announced on April 2, 2020 that we had reduced our quarterly cash distributions on our common shares to $0.01 per share. We currently intend to continue to make quarterly distributions to our shareholders. However:

•
our ability to make or sustain the rate of distributions may continue to be adversely affected by the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;

•
our making of distributions is subject to restrictions contained in our credit agreement and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders; and

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our historical and projected net income, Normalized FFO, our then current and expected needs and availability of cash to pay our obligations, distributions which we may be required to pay to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees in its discretion.

For these reasons, among others, our distribution rate may not increase for an indefinite period and could be eliminated.

In order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.

Our investment activities, other than maintenance and any urgent capital expenditures at our existing properties, have been significantly curtailed and we expect that to continue for an indefinite period.

We are not actively pursuing acquisitions at this time. In addition, we have reduced our planned capital spending significantly. We expect to defer certain previously planned non-essential capital investments of up to approximately $150.0 million to conserve capital. As a result, we will be limited in pursuing investments, which may limit our ability to grow and to act upon opportunities we believe would benefit us. Further, to the extent we defer capital expenditures, we may be required to make increased capital expenditures in later periods as a result and some of the expenditures may be greater in scope and amount than they may have been if made sooner.

We expect that the sale of assets that we previously announced an intention to sell will be delayed and could be changed or abandoned.

We expect that the sales of assets that we had previously identified for sale will be delayed until 2021 as a result of current market conditions. However, any sales of these assets may be delayed beyond our current expectations, they may not occur or, if they do occur, they may be sold at prices less than previously expected and we may realize losses from those assets. Our ability to sell these assets, and the prices we receive upon a sale, may continue to be affected by the impact of the COVID-19 pandemic, and we may be unable to execute our strategy.

Some of our tenants have requested relief from their obligation to pay rent due to us as a result of market disruptions due to the COVID-19 pandemic and we expect to receive additional similar requests in the future; we have provided certain limited relief in response to these requests and may determine to grant additional relief in the future if we determine it prudent or appropriate to do so.

The current economic conditions resulting from the COVID-19 pandemic have negatively impacted our tenants’ businesses, operations and liquidity. As a result of market disruptions due to the COVID-19 pandemic, some of our tenants have requested relief from their obligation to pay rent due to us. As of May 4, 2020, we granted requests for certain of our tenants to defer rent payments totaling $4.8 million. These tenants will be obligated to pay, in most cases, the deferred rents in 12 equal monthly installments commencing in September 2020. We expect to receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if our tenants and senior living communities' manager are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents and returns received and we may be unable to find suitable replacement tenants and managers for an extended period or at all and the terms of our agreements with those replacement tenants and managers may not be as favorable to us as the terms of our agreements with our existing tenants and manager.

We may need waivers or amendments from our lenders in order to avoid defaulting under our revolving credit facility.

We may need to obtain waivers or amendments from our lenders under our revolving credit facility in the future in order to avoid failing to satisfy certain financial covenants under our credit agreement, but our lenders are not required to grant any such waivers and may determine not to do so. If we fail to receive any required waiver, we may default under our credit agreement and the lenders could terminate the credit facility and require us to pay our then outstanding borrowings under our credit facility. Any future waiver we may obtain may impose restrictions, which may limit our ability to pay distributions to our shareholders, make investments that we believe we should make and could reduce our ability to pursue business opportunities, grow our business and improve our operating results.

We do not expect to reduce our debt leverage in accordance with the timing contemplated by our previous plans and our debt leverage may remain at or above current levels for an indefinite period.

We previously announced an intention to reduce our debt leverage from proceeds from the planned sales of certain of our assets. As noted elsewhere in this Quarterly Report on Form 10-Q, we expect that the sale of these assets will be delayed, they may not occur and, if they do occur, they may be sold at prices less than previously expected. We expect the delay in these sales will also delay our ability to reduce our debt leverage. Further, if we realize a lower amount of proceeds from any asset sales than we previously expected, any corresponding reduction in our debt leverage would be similarly reduced. In addition, we may elect to incur additional debt in order to try to ensure that we have sufficient liquidity to manage through the current economic conditions and any extended economic downturn or recession that may result.

The COVID-19 pandemic may have significant impacts on workplace practices and those changes could be detrimental to our business.

Temporary closures of businesses and stay in place orders and the resulting remote working arrangements for nonessential personnel in response to the COVID-19 pandemic may result in long-term changed work practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices could result in decreased demand for office space, which could materially adversely impact our office portfolio and the values of our office properties. In addition, certain of our tenants’ businesses depend on people gathering in close proximity, including fitness centers, among others. To the extent that social distancing practices that have been adopted in response to the COVID-19 pandemic become sustained practices, those tenants’ businesses may be materially adversely impacted, which will reduce their ability to pay us rent, increase the likelihood they will default in paying us rent and likely reduce the value of those properties.

The high levels of infected COVID-19 patients and deaths at senior living communities and resulting negative publicity may have a long term significant detrimental impact on the senior living industry, including us, even if our senior living communities do not experience similar levels of COVID-19 infections and deaths as others in the industry.

COVID-19 has proven to be particularly harmful to seniors and persons with other pre-existing health conditions. If the senior living industry continues to experience high levels of residents infected with COVID-19 and related deaths, and news accounts emphasize these experiences, seniors may increasingly delay or forego moving into senior living communities or using other services provided by senior living operators. These trends could be realized across the senior living industry and not discriminate among owners and operators that have higher or lower levels of residents experiencing COVID-19 infections and related deaths. As a result, our operating results from our senior living communities, and the values of those communities, may experience a long term significant detrimental impact.

We, our manager or our tenants may not be eligible to participate in the relief programs provided under the recently adopted Coronavirus Aid Relief, and Economic Security (CARES) Act, and even if we are eligible, any benefits we or they realize from participating in such programs may not be sufficient to enable us and our manager and tenants to withstand the current economic conditions and any extended economic downturn or recession which may result from the COVID-19 pandemic.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, provides billions of dollars of relief to individuals and businesses suffering from the impact of the COVID-19 pandemic. However, we, our manager, or our tenants may not meet any eligibility requirements, funds may not be available to us, our manager or our tenants (if at all), and the effect these funds may have in offsetting the cash flow disruptions experienced by us, our manager or our tenants is unclear. Further, there can be no guarantee that any relief provided by the CARES Act, either directly through participation in government programs, or indirectly through increased revenues attributable to a possible economic recovery generated by the CARES Act, will enable us and our manager and tenants to withstand the current economic conditions and any extended economic downturn or recession which may result from the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2020:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	1,938	$8.10	—	$—
March 2020	1,500	3.79	—	—
Total	3,438	$6.22	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former officers and employees of RMR LLC in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these shares at their fair market value based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

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

4.10
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED HEALTHCARE TRUST

	By:	/s/ Jennifer F. (Francis) Mintzer
Jennifer F. (Francis) Mintzer
President and Chief Operating Officer

Dated: May 7, 2020

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: May 7, 2020