Form 10-Q
period 2020-09-30
DIVERSIFIED HEALTHCARE TRUST
filed 2020-11-05
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of November 2, 2020: 238,268,478

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

September 30, 2020

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Real estate properties:
Land	$792,343	$793,123
Buildings and improvements	6,579,388	6,668,463
Total real estate properties, gross	7,371,731	7,461,586
Accumulated depreciation	(1,651,864)	(1,570,801)
Total real estate properties, net	5,719,867	5,890,785

Assets of properties held for sale	164,363	209,570
Cash and cash equivalents	82,241	37,357
Restricted cash	16,134	14,867
Acquired real estate leases and other intangible assets, net	298,429	337,875
Other assets, net	254,084	163,372
Total assets	$6,535,118	$6,653,826

Liabilities and Equity
Unsecured revolving credit facility	$—	$537,500
Unsecured term loans, net	198,913	448,741
Senior unsecured notes, net	2,606,550	1,820,681
Secured debt and finance leases, net	692,385	694,739
Liabilities of properties held for sale	7,834	6,758
Accrued interest	53,681	24,060
Assumed real estate lease obligations, net	70,046	76,705
Other liabilities	264,003	167,592
Total liabilities	3,893,412	3,776,776

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 238,268,478 and 237,897,163 shares issued and outstanding, respectively	2,383	2,379
Additional paid in capital	4,613,501	4,612,511
Cumulative net income	1,929,337	2,052,562
Cumulative distributions	(4,031,177)	(3,930,933)
Total equity attributable to common shareholders	2,514,044	2,736,519
Noncontrolling interest:
Total equity attributable to noncontrolling interest	127,662	140,531
Total equity	2,641,706	2,877,050
Total liabilities and equity	$6,535,118	$6,653,826
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$104,238	$148,011	$320,943	$459,349
Residents fees and services	290,101	107,816	926,174	324,767
Total revenues	394,339	255,827	1,247,117	784,116

Expenses:
Property operating expenses	315,650	125,083	934,150	362,498
Depreciation and amortization	67,211	73,368	204,466	219,522
General and administrative	6,988	9,604	23,132	28,287
Acquisition and certain other transaction related costs	53	2,492	803	11,209
Impairment of assets	64,202	33,099	106,611	41,518
Total expenses	454,104	243,646	1,269,162	663,034

(Loss) gain on sale of properties	(211)	4,183	2,403	21,893
Dividend income	—	—	—	1,846
Gains and losses on equity securities, net	12,510	40	14,541	(41,476)
Interest and other income	134	238	8,008	590
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,448, $1,421, $5,574 and $4,592, respectively)	(58,091)	(44,817)	(143,715)	(136,840)
Gain on lease termination	—	—	22,896	—
Loss on early extinguishment of debt	—	—	(427)	(17)
Loss from continuing operations before income tax (expense) benefit and equity in earnings of an investee	(105,423)	(28,175)	(118,339)	(32,922)
Income tax (expense) benefit	(365)	146	(1,048)	47
Equity in earnings of an investee	—	83	—	617
Net loss	(105,788)	(27,946)	(119,387)	(32,258)
Net income attributable to noncontrolling interest	(1,100)	(1,444)	(3,838)	(4,279)
Net loss attributable to common shareholders	$(106,888)	$(29,390)	$(123,225)	$(36,537)

Other comprehensive (loss) income:
Equity in unrealized (loss) gain of an investee	—	(46)	—	91
Other comprehensive (loss) income	—	(46)	—	91
Comprehensive loss	(105,788)	(27,992)	(119,387)	(32,167)
Comprehensive income attributable to noncontrolling interest	(1,100)	(1,444)	(3,838)	(4,279)
Comprehensive loss attributable to common shareholders	$(106,888)	$(29,436)	$(123,225)	$(36,446)

Weighted average common shares outstanding (basic)	237,752	237,608	237,707	237,585
Weighted average common shares outstanding (diluted)	237,752	237,608	237,707	237,585

Per common share amounts (basic and diluted):
Net loss attributable to common shareholders	$(0.45)	$(0.12)	$(0.52)	$(0.15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2019:	237,897,163	$2,379	$4,612,511	$2,052,562	$(3,930,933)	$2,736,519	$140,531	$2,877,050
Net income	—	—	—	9,735	—	9,735	1,408	11,143
Distributions	—	—	—	—	(35,684)	(35,684)	—	(35,684)
Distribution to common shareholders of the right to receive Five Star Senior Living Inc. common stock	—	—	—	—	(59,801)	(59,801)	—	(59,801)
Share grants	—	—	249	—	—	249	—	249
Share repurchases	(3,438)	—	(21)	—	—	(21)	—	(21)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,767)	(5,767)
Balance at March 31, 2020:	237,893,725	2,379	4,612,739	2,062,297	(4,026,418)	2,650,997	136,172	2,787,169
Net (loss) income	—	—	—	(26,072)	—	(26,072)	1,330	(24,742)
Distributions	—	—	—	—	(2,379)	(2,379)	—	(2,379)
Share grants	60,000	1	415	—	—	416	—	416
Share repurchases	(1,757)	—	(8)	—	—	(8)	—	(8)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,616)	(5,616)
Balance at June 30, 2020:	237,951,968	2,380	4,613,146	2,036,225	(4,028,797)	2,622,954	131,886	2,754,840
Net (loss) income	—	—	—	(106,888)	—	(106,888)	1,100	(105,788)
Distributions	—	—	—	—	(2,380)	(2,380)	—	(2,380)
Share grants	360,000	3	503	—	—	506	—	506
Share repurchases	(42,180)	—	(142)	—	—	(142)	—	(142)
Share forfeitures	(1,310)	—	(6)	—	—	(6)	—	(6)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,324)	(5,324)
Balance at September 30, 2020:	238,268,478	$2,383	$4,613,501	$1,929,337	$(4,031,177)	$2,514,044	$127,662	$2,641,706
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2018:	237,729,900	$2,377	$4,611,419	$2,140,796	$(266)	$(3,731,214)	$3,023,112	$156,758	$3,179,870
Net income	—	—	—	30,082	—	—	30,082	1,422	31,504
Other comprehensive income	—	—	—	—	66	—	66	—	66
Distributions	—	—	—	—	—	(92,714)	(92,714)	—	(92,714)
Share grants	—	—	215	—	—	—	215	—	215
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,503)	(5,503)
Balance at March 31, 2019:	237,729,900	2,377	4,611,634	2,170,878	(200)	(3,823,928)	2,960,761	152,677	3,113,438
Net (loss) income	—	—	—	(37,229)	—	—	(37,229)	1,413	(35,816)
Other comprehensive income	—	—	—	—	71	—	71	—	71
Distributions	—	—	—	—	—	(35,659)	(35,659)	—	(35,659)
Share grants	15,000	—	395	—	—	—	395	—	395
Share repurchases	(3,529)	—	(33)	—	—	—	(33)	—	(33)
Share forfeitures	(610)	—	(3)	—	—	—	(3)	—	(3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,684)	(5,684)
Balance at June 30, 2019:	237,740,761	2,377	4,611,993	2,133,649	(129)	(3,859,587)	2,888,303	148,406	3,036,709
Net (loss) income	—	—	—	(29,390)	—	—	(29,390)	1,444	(27,946)
Other comprehensive loss	—	—	—	—	(46)	—	(46)	—	(46)
Distributions	—	—	—	—	—	(35,661)	(35,661)	—	(35,661)
Share grants	187,500	2	530	—	—	—	532	—	532
Share repurchases	(27,984)	—	(259)	—	—	—	(259)	—	(259)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,107)	(5,107)
Balance at September 30, 2019:	237,900,277	$2,379	$4,612,264	$2,104,259	$(175)	$(3,895,248)	$2,823,479	$144,743	$2,968,222
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(119,387)	$(32,258)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	204,466	219,522
Amortization of debt issuance costs and debt discounts and premiums	5,574	4,592
Straight line rental income	(3,029)	(3,550)
Amortization of acquired real estate leases and other intangible assets	(5,559)	(4,922)
Loss on early extinguishment of debt	51	17
Gain on lease termination	(22,896)	—
Impairment of assets	106,611	41,518
Gain on sale of properties	(2,403)	(21,893)
Gains and losses on equity securities, net	(14,541)	41,476
Other non-cash adjustments, net	(1,662)	(2,828)
Equity in earnings of an investee	—	(617)
Change in assets and liabilities:
Other assets	(39,358)	(6,139)
Accrued interest	29,604	4,126
Other liabilities	21,508	(43,374)
Net cash provided by operating activities	158,979	195,670

Cash flows from investing activities:
Real estate acquisitions and deposits	(2,526)	—
Real estate improvements	(118,141)	(175,146)
Proceeds from sale of properties, net	78,244	50,355
Proceeds from sale of RMR Inc. common shares, net	—	98,557
Distributions in excess of earnings from Affiliates Insurance Company	287	—
Net cash used in investing activities	(42,136)	(26,234)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net	985,000	—
Proceeds from borrowings on revolving credit facility	430,500	803,000
Repayments of borrowings on revolving credit facility	(968,000)	(353,000)
Repayment of senior unsecured notes	(200,000)	(400,000)
Repayment of unsecured term loan	(250,000)	—
Repayment of other debt	(5,189)	(45,438)
Loss on early extinguishment of debt settled in cash	(376)	—
Payment of debt issuance costs	(5,306)	—
Repurchase of common shares	(171)	(292)
Distributions to noncontrolling interest	(16,707)	(16,294)
Distributions to shareholders	(40,443)	(164,034)
Net cash used in financing activities	(70,692)	(176,058)

Increase (decrease) in cash and cash equivalents and restricted cash	46,151	(6,622)
Cash and cash equivalents and restricted cash at beginning of period	52,224	70,071
Cash and cash equivalents and restricted cash at end of period	$98,375	$63,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information:
Interest paid	$109,689	$129,010
Income taxes paid	$381	$452

Non-cash investing activities:
Five Star Senior Living Inc. common stock	$97,896	$—
Transaction Agreement additional consideration	(75,000)	—
Capitalized interest	$1,152	$888

Non-cash financing activities:
Distribution to common shareholders of the right to receive Five Star Senior Living Inc. common stock	$(59,801)	$—
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of September 30,
	2020	2019
Cash and cash equivalents	$82,241	$49,462
Restricted cash (1)	16,134	13,987
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$98,375	$63,449
(1) Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties and cash held for the operations of one of our life science properties that is owned in a joint venture arrangement in which we own a 55% equity interest.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with FASB ASC Topic 450, Contingencies, or ASC 450. Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; and then, as information becomes known, the minimum loss amount is updated, as appropriate. A minimum or best estimate amount may be increased or decreased when events result in a changed expectation.
We have a joint venture arrangement with an institutional investor for one of our life science properties located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE's economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $981,204 and $1,015,661 as of September 30, 2020 and December 31, 2019, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $698,667 and $704,344 as of September 30, 2020 and December 31, 2019, respectively, and consist primarily of mortgage debts secured by the property. The investor's interest in this consolidated entity is reflected as a noncontrolling interest in our condensed consolidated financial statements. See Note 7 for further information about this joint venture.

Note 2.  Recent Events and Accounting Pronouncements
Recent Events. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. Various governmental and market responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy, and our results of operations, financial position and cash flow. In the United States, individuals are being encouraged to practice social distancing, are generally restricted from gathering in groups and, in

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
some areas, either have been or are subject to stay at home orders, which restrict or prohibit social gatherings, travel and non-essential activities outside of their homes. We do not know when these restrictions will abate.
Our result of operations and cash flows from our senior living communities are dependent on our operators' ability to generate returns to us. Senior living community operators have experienced disruptions, including limitations on in-person tours and new move-ins, and are experiencing challenges in attracting new residents to our communities. In addition, our operators are experiencing increased expenses due to increased labor costs, including higher health benefits costs, and increased costs and consumption of supplies, including personal protective equipment, which costs reduce our returns.
As a result of the disruptions caused by the pandemic, we have taken various measures to improve our liquidity and financial flexibility. Since March 2020, we have reduced our quarterly cash distribution rate on our common shares to $0.01 per common share, reduced our planned capital expenditures, issued $1,000,000 of senior notes, repaid all amounts outstanding under our $1,000,000 unsecured revolving credit facility, sold assets for aggregate sales prices of $120,776 and entered agreements to sell additional properties for $167,392. In addition, on June 30, 2020, we amended the agreements that govern our revolving credit facility and our $200,000 term loan. Among other things, the amendments require that we maintain $200,000 of unrestricted cash and/or undrawn availability under our revolving credit facility and restrict our ability to incur additional debt (with the exception of borrowings under our revolving credit facility).
Recent Accounting Pronouncements. In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We adopted this standard which was effective as of January 1, 2020 using the modified retrospective approach. The implementation of this standard did not have a material impact in our condensed consolidated financial statements.

Note 3.  Real Estate Properties
As of September 30, 2020, we owned 407 properties located in 37 states and Washington, D.C., including 22 properties classified as held for sale, 10 properties scheduled for closure and/or sale and one life science property owned in a joint venture arrangement in which we own a 55% equity interest.
We regularly evaluate our assets for indicators of impairment. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected assets by comparing it to the expected future cash flows to be generated from those assets. The future cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value.
Acquisition Activities:
In January 2020, we acquired a vacant land parcel adjacent to a property we own in our portfolio of medical office and life science properties, or our Office Portfolio, segment located in Tempe, Arizona for $2,600, excluding acquisition costs.
Disposition Activities:
During the nine months ended September 30, 2020, we sold 17 properties for an aggregate sales price of $80,601, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions individually or in the aggregate, nor do we believe they represent a strategic shift in our business. As a result, the results of the

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
operation for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Square Feet or Number of Units		Sales Price (1)	Gain (loss) on Sale	Impairment of Assets
January 2020	Louisiana	Medical Office	6	40,575	sq. ft.	$5,925	$(81)	$—
February 2020	Pennsylvania	Medical Office	1	50,000	sq. ft.	2,900	—	(47)
March 2020	Texas	Medical Office	1	70,229	sq. ft.	8,779	2,863	—
April 2020	California	Managed Senior Living	3	599	units	47,000	(168)	5,465
June 2020	South Carolina	Medical Office	1	49,242	sq. ft.	3,550	—	2,753
July 2020	Texas	Medical Office	1	6,849	sq. ft.	2,072	(30)	—
July 2020	Connecticut	Medical Office	1	32,162	sq. ft.	625	(25)	267
August 2020	Mississippi	Managed Senior Living	2	116	units	2,500	(42)	227
September 2020	Mississippi	Medical Office	1	78,747	sq. ft.	7,250	(114)	148
			17			$80,601	$2,403	$8,813
(1)Sales price excludes closing costs.

As of September 30, 2020, we had 22 properties classified as held for sale in our condensed consolidated balance sheet as follows:

Type of Property	Number of Properties	Gross Book Value	Impairment of Assets(1)
Managed Senior Living	14	$52,958	$33,356
Medical Office	5	69,230	1,524
Triple Net Leased, Senior Living	3	43,603	—
	22	$165,791	$34,880
(1)We recorded an aggregate of $34,880 impairment of real estate during the nine months ended September 30, 2020 to adjust the carrying values of certain of these properties to their estimated fair values less costs to sell.
In October and November 2020, the three triple net leased senior living communities and one of the 14 managed senior living communities classified as held for sale in the table above were sold for an aggregate sales price of $49,000, excluding closing costs.
We recorded impairment charges of $3,071 related to six medical office properties and one senior living community that were classified as held for sale during the three months ended March 31, 2020. These properties were subsequently reclassified to held and used as of June 30, 2020.
We also recorded impairment charges of $59,847 during the three and nine months ended September 30, 2020 related to nine of the 10 senior living communities that were scheduled for closure and/or sale as of September 30, 2020.
As of November 2, 2020, we had 21 properties under agreements to sell for an aggregate sales price of approximately $167,392, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.

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
We increased rental income to record revenue on a straight line basis by $491 and $1,186 for the three months ended September 30, 2020 and 2019, respectively, and $3,029 and $3,550 for the nine months ended September 30, 2020 and 2019, respectively. Rents receivable, excluding properties classified as held for sale, include $102,691 and $99,297 of straight line rent receivables at September 30, 2020 and December 31, 2019, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. We recognized such payments totaling $18,501 and $19,317 for the three months ended September 30, 2020 and 2019, respectively, of which tenant reimbursements totaled $1,428 and $1,506, respectively, and $56,792 and $57,687 for the nine months ended September 30, 2020 and 2019, respectively, of which tenant reimbursements totaled $3,522 and $3,906, respectively.
Certain of our tenants have requested relief from their obligations to pay rent due to us in response to the current economic conditions resulting from the COVID-19 pandemic. As of November 2, 2020, we granted requests for certain of our tenants to defer rent payments totaling $2,152. These tenants are obligated to pay, in most cases, the deferred rents in 12 equal monthly installments beginning in 2020. We have elected to use the FASB relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The FASB relief package provides entities with the option to account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance if the resulting cash flows from the modified lease are substantially the same as the original lease. Because the majority of the deferred rents referenced above will generally be repaid, the cash flows from the respective leases are substantially the same as before the rent deferrals. These deferred amounts did not negatively impact our operating results for the three and nine months ended September 30, 2020 and, as of September 30, 2020, we recognized $4,467 in our accounts receivable related to these deferred amounts.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $4,256 and $4,423, respectively, as of September 30, 2020, and $4,319 and $4,461, respectively, as of December 31, 2019. The right of use asset and related lease liability are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.

Note 5.  Indebtedness
Our principal debt obligations at September 30, 2020 were: (1) $2,650,000 outstanding principal amount of senior unsecured notes; (2) $200,000 outstanding principal amount under our term loan; and (3) $684,962 aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by seven properties, of which $620,000 is related to a joint venture arrangement in which we own a 55% equity interest. These seven mortgaged properties had a gross book value of $946,037 at September 30, 2020. We also had two properties subject to finance leases with lease obligations totaling $8,084 at September 30, 2020; these two properties had gross book value and accumulated depreciation of $35,611 and $17,429, respectively, at September 30, 2020, and the finance leases expire in 2026.
We have a $1,000,000 unsecured revolving credit facility that is available for general business purposes. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the maturity date of the facility for an additional year. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2020, our revolving credit facility required interest to be paid on

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
borrowings at the annual rate of 2.6%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility.
The weighted average annual interest rates for borrowings under our revolving credit facility were 2.6% and 3.5% for the three months ended September 30, 2020 and 2019, respectively, and 2.2% and 3.5% for the nine months ended September 30, 2020 and 2019, respectively. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. As of September 30, 2020 and November 2, 2020, we had no outstanding borrowings and $1,000,000 available for borrowing under our revolving credit facility.
We have a $200,000 unsecured term loan that matures in September 2022 and is prepayable without penalty at any time. At September 30, 2020, the annual interest rate payable on amounts outstanding under this term loan was 2.8%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.7% and 3.6% for the three months ended September 30, 2020 and 2019, respectively, and 2.7% and 3.8% for the nine months ended September 30, 2020 and 2019, respectively. The interest rate premium is subject to adjustment based upon changes to our credit ratings.
In February 2020, we prepaid a mortgage note secured by one of our life science properties with an outstanding principal balance of approximately $1,554, a maturity date in March 2026 and an annual interest rate of 6.25%. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $246 for the nine months ended September 30, 2020. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
In April 2020, we redeemed all of our outstanding 6.75% senior notes due 2020 for a redemption price equal to the principal amount of $200,000 plus accrued and unpaid interest of $6,750. We funded this redemption with cash on hand and borrowings under our revolving credit facility.
In May 2020, we prepaid a mortgage note secured by one of our medical office properties with an outstanding principal balance of approximately $1,213, a maturity date in January 2022 and an annual interest rate of 7.49%. As a result of the prepayment of this mortgage note, we recorded a loss on early extinguishment of debt of $155 for the nine months ended September 30, 2020. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
In June 2020, we issued $1,000,000 aggregate principal amount of our 9.75% senior notes due 2025 in an underwritten public offering raising net proceeds of $982,300, after deducting estimated offering expenses and underwriters' discounts. These notes are guaranteed by all of our subsidiaries, except for certain excluded subsidiaries, and require semi-annual interest payments through maturity. Prior to June 15, 2022, we may, at our option, redeem all or a portion of these notes at a redemption price equal to the outstanding principal amount of these notes, plus accrued and unpaid interest, plus the make-whole amount set forth in the indenture which governs these notes, as supplemented, or our 2025 Notes Indenture. Prior to June 15, 2022, we may also, at our option, redeem up to 40% of the aggregate principal amount of these notes with the net proceeds of certain equity offerings at the redemption price set forth in the 2025 Notes Indenture, so long as at least 50% of the original aggregate principal amount of these notes remains outstanding after each such redemption. In addition, we have the option to redeem all or a portion of these notes at any time on or after June 15, 2022 at the redemption prices set forth in the 2025 Notes Indenture. We used the net proceeds from this offering to prepay in full our $250,000 unsecured term loan which was scheduled to mature in June 2020 and to reduce amounts outstanding under our revolving credit facility. The weighted average interest rate under our $250,000 senior unsecured term loan was 2.4% for the period from January 1, 2020 to June 2, 2020. As a result of the repayment of our $250,000 senior unsecured term loan, we recorded a loss on early extinguishment of debt of $26 for the nine months ended September 30, 2020.
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
During the Amendment Period:
•our interest rate premium over LIBOR under our revolving credit facility and term loan increased by 50 basis points;

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
•we will generally be required to apply the net cash proceeds from the disposition of assets, capital markets transactions, debt financings or COVID-19 government stimulus programs, if allowed, to the repayment of outstanding loans under the revolving credit facility, if any;
•we will be subject to certain additional covenants, including additional restrictions on our ability to incur indebtedness (with exceptions for borrowings under our revolving credit facility and certain other categories of secured and unsecured indebtedness), and to acquire real property or make other investments (with exceptions for, among other things, certain categories of capital expenditures and costs);
•we will be required to maintain unrestricted liquidity (unrestricted cash and undrawn availability under our revolving credit facility) of not less than $200,000; and
•our ability to pay distributions on our common shares will be limited to paying a cash dividend of $0.01 per common share per quarter and amounts required to maintain our qualification for taxation as a real estate investment trust, or REIT, and to avoid the payment of certain income and excise taxes.
Our credit and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit and term loan agreements, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit and term loan agreements and our senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our credit and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit and term loan agreements and our senior unsecured notes indentures and their supplements at September 30, 2020. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants.

Note 6.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at September 30, 2020, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in Five Star (1)	$54,207	$54,207	$—	$—
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (2)	$56,673	$—	$56,673	$—
Real estate properties at fair value (3)	$31,010	$—	$—	$31,010
(1)Our 10,691,658 shares of common stock of Five Star Senior Living Inc., or Five Star, are included in other assets, net in our condensed consolidated balance sheets, and are reported at fair value, which is based upon quoted market prices on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs). On April 1, 2019, we entered into a transaction agreement with Five Star, or the Transaction Agreement, to restructure our business arrangements with Five Star, or the Restructuring Transaction. Pursuant to the Transaction Agreement, on January 1, 2020, Five Star issued 10,268,158 Five Star common shares to us. The fair value and initial cost basis of the Five Star common shares issued to us on January 1, 2020 was $38,095. Our adjusted cost basis inclusive of the 423,500 Five Star common shares we owned as of December 31, 2019 and the 10,268,158 Five Star common shares issued to us on January 1, 2020 was $44,448 as of September 30, 2020. During the three and nine months ended September 30, 2020, we recorded unrealized gains of $12,510 and $14,541, respectively, which is included in gains and losses on equity securities, net in

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
our condensed consolidated statements of comprehensive income (loss), to adjust the carrying value of our investment in Five Star common shares to their fair value. See Note 12 for further information about our investment in Five Star.
(2)We have assets in our condensed consolidated balance sheets that are measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2020, we recorded impairment charges of $1,524 to reduce the carrying value of one medical office property that is classified as held for sale to its estimated sales price, less estimated costs to sell of $160, based on the sales price under a purchase and sale agreement that we have entered into with a third party buyer for this medical office property of $3,875. We also recorded impairment charges of $33,356 to reduce the carrying value of 14 senior living communities that are classified as held for sale to their estimated sales price, less estimated costs to sell of $1,142, based on the aggregate sales prices under the purchase and sale agreements that we have entered into with third party buyers for these senior living communities of $54,100. See Note 3 for further information about impairment charges and these and other properties we have classified as held for sale.
(3)We recorded impairment charges of $59,847 to reduce the carrying value of nine of our senior living communities scheduled for closure and/or sale to their estimated fair value of $31,010 based upon a combination of the market approach and the income approach and unobservable inputs such as estimated market rent, operating expense assumptions, vacancy data and capitalization rates. We also engaged an external third party to assist us in our estimation of fair value of these communities. The valuation techniques and significant unobservable inputs used in the valuation of these communities are considered Level 3 inputs as defined in the fair value hierarchy under GAAP.
In addition to the assets described in the table above, our financial instruments at September 30, 2020 and December 31, 2019 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and finance leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of September 30, 2020		As of December 31, 2019
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$2,606,550	$2,558,483	$1,820,681	$1,890,386
Secured debts(2) (3)	692,385	705,503	697,729	697,142
	$3,298,935	$3,263,986	$2,518,410	$2,587,528
(1)Includes unamortized debt issuance costs, premiums and discounts.
(2)We assumed certain of these secured debts in connection with our acquisition of certain properties. We recorded the assumed mortgage notes at estimated fair value on the date of acquisition and we are amortizing the fair value adjustments, if any, to interest expense over the respective terms of the mortgage notes to adjust interest expense to the estimated market interest rates as of the date of acquisition.
(3)Includes $3,015 of principal mortgage obligations and $25 of unamortized debt issuance costs for properties classified as held for sale as of December 31, 2019. These debts are included in liabilities of properties held for sale in our condensed consolidated balance sheet as of December 31, 2019.
We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 input) as of September 30, 2020. We estimated the fair values of our four issuances of senior unsecured notes due 2021, 2024, 2025 and 2028 using an average of the bid and ask price on Nasdaq on or about September 30, 2020 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Realized and unrealized gains and losses for our equity securities for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Realized gains and losses on equity securities sold (1)	$—	$—	$—	$(41,436)
Unrealized gains and losses on equity securities held	12,510	40	14,541	(40)
Gains and losses on equity securities, net	$12,510	$40	$14,541	$(41,476)
(1)This amount relates to our sale of our former investment in The RMR Group Inc., or RMR Inc., on July 1, 2019. For further information about our former investment in RMR Inc. see our Annual Report.

Note 7. Noncontrolling Interest
We have a joint venture arrangement with an institutional investor for one of our life science properties located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We continue to control this property and therefore continue to account for this property on a consolidated basis in our condensed consolidated financial statements under the VIE model. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,100 and $1,444 for the three months ended September 30, 2020 and 2019, respectively, and $3,838 and $4,279 for the nine months ended September 30, 2020 and 2019, respectively, is reported as a noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). The joint venture made aggregate cash distributions to the other joint venture investor of $5,324 and $5,107 for the three months ended September 30, 2020 and 2019, respectively, and $16,707 and $16,294 for the nine months ended September 30, 2020 and 2019, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of September 30, 2020, this joint venture held real estate assets with an aggregate net book value of $710,001, subject to mortgage notes of $620,000.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8.  Shareholders' Equity
Common Share Awards:
During the nine months ended September 30, 2020, we awarded our common shares, valued at the closing price of our common shares on Nasdaq on the applicable award date, as follows:

Date Awarded	Number of Shares	Price per Share
May 19, 2020 (1)	60,000	$2.94
September 17, 2020 (2)	360,000	$3.77
(1)In accordance with our Trustee compensation arrangements, we awarded to each of our six Trustees 10,000 of our common shares.
(2)We awarded under our equity compensation plan an aggregate of 360,000 of our common shares to our officers and certain other employees of RMR LLC.
Common Share Purchases:
During the nine months ended September 30, 2020, we purchased our common shares from our officers and certain current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the purchase dates, as follows:

Date Purchased	Number of Shares	Price per Share
January 9, 2020	1,938	$8.10
March 13, 2020	1,500	$3.79
June 30, 2020	1,757	$4.43
September 21, 2020	42,180	$3.38
Distributions:
During the nine months ended September 30, 2020, we declared and paid quarterly distributions to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distributions
January 27, 2020	February 20, 2020	$0.15	$35,684
April 13, 2020	May 21, 2020	$0.01	$2,379
July 27, 2020	August 20, 2020	$0.01	$2,380
On October 15, 2020, we declared a quarterly distribution payable to our common shareholders of record on October 26, 2020 in the amount of $0.01 per share, or approximately $2,382. We expect to pay this distribution on or about November 19, 2020.
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
We also report “non-segment” operations, which consists of triple net leased senior living communities, which are leased to operators other than Five Star from which we receive rents, and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

	For the Three Months Ended September 30, 2020
	Office Portfolio	SHOP (1)	Non-Segment	Consolidated
Revenues:
Rental income	$94,235	$—	$10,003	$104,238
Residents fees and services	—	290,101	—	290,101
Total revenues	94,235	290,101	10,003	394,339

Expenses:
Property operating expenses	33,448	282,202	—	315,650
Depreciation and amortization	32,816	31,570	2,825	67,211
General and administrative	—	—	6,988	6,988
Acquisition and certain other transaction related costs	—	—	53	53
Impairment of assets	1,334	62,868	—	64,202
Total expenses	67,598	376,640	9,866	454,104

Loss on sale of properties	(169)	(42)	—	(211)
Gains on equity securities, net	—	—	12,510	12,510
Interest and other income	—	—	134	134
Interest expense	(6,068)	(552)	(51,471)	(58,091)
Income (loss) from continuing operations before income tax expense	20,400	(87,133)	(38,690)	(105,423)
Income tax expense	—	—	(365)	(365)
Net income (loss)	20,400	(87,133)	(39,055)	(105,788)
Net income attributable to noncontrolling interest	(1,100)	—	—	(1,100)
Net income (loss) attributable to common shareholders	$19,300	$(87,133)	$(39,055)	$(106,888)
(1)Residents fees and services for the three months ended September 30, 2020 for our SHOP segment is net of a $4,005 reserve for an estimated Medicare refund we expect to pay. Property operating expenses for the three months ended September 30, 2020 for our SHOP segment includes $2,167 of estimated penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, related to the Medicare refund we expect to pay.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2020
	Office Portfolio	SHOP (1)	Non-Segment	Consolidated
Revenues:
Rental income	$288,515	$—	$32,428	$320,943
Residents fees and services	—	926,174	—	926,174
Total revenues	288,515	926,174	32,428	1,247,117

Expenses:
Property operating expenses	97,047	837,103	—	934,150
Depreciation and amortization	97,213	98,385	8,868	204,466
General and administrative	—	—	23,132	23,132
Acquisition and certain other transaction related costs	—	—	803	803
Impairment of assets	8,090	98,521	—	106,611
Total expenses	202,350	1,034,009	32,803	1,269,162

Gain (loss) on sale of properties	2,613	(210)	—	2,403
Gains on equity securities, net	—	—	14,541	14,541
Interest and other income	—	7,346	662	8,008
Interest expense	(18,140)	(1,676)	(123,899)	(143,715)
Gain on lease termination	—	—	22,896	22,896
Loss on early extinguishment of debt	(401)	—	(26)	(427)
Income (loss) from continuing operations before income tax expense	70,237	(102,375)	(86,201)	(118,339)
Income tax expense	—	—	(1,048)	(1,048)
Net income (loss)	70,237	(102,375)	(87,249)	(119,387)
Net income attributable to noncontrolling interest	(3,838)	—	—	(3,838)
Net income (loss) attributable to common shareholders	$66,399	$(102,375)	$(87,249)	$(123,225)
(1)Residents fees and services for the nine months ended September 30, 2020 for our SHOP segment is net of a $4,005 reserve for an estimated Medicare refund we expect to pay. Property operating expenses for the nine months ended September 30, 2020 for our SHOP segment includes $2,167 of estimated penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, related to the Medicare refund we expect to pay.
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services, or HHS, established the Provider Relief Fund. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned to HHS. As of September 30, 2020, we had received $15,459 in funds from the Provider Relief Fund to be used to support the operations of our managed senior living communities; we have currently determined that $7,346 of such funds meet the required terms and conditions. We have recognized $7,346 as other income with respect to our SHOP segment for the nine months ended September 30, 2020. We currently expect to return the remaining $8,113 of such funds to HHS in November 2020 unless and to the extent we determine that such funds meet the required terms and conditions and have therefore included that amount in other liabilities in our condensed consolidated financial statements as of September 30, 2020. We have applied for additional funds that may be available under the CARES Act Provider Relief Fund; however, we may not receive any additional funding.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	As of September 30, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,105,760	$2,914,966	$514,392	$6,535,118

	For the Three Months Ended September 30, 2019
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$100,010	$32,738	$15,263	$148,011
Residents fees and services	—	107,816	—	107,816
Total revenues	100,010	140,554	15,263	255,827

Expenses:
Property operating expenses	34,184	90,899	—	125,083
Depreciation and amortization	33,801	34,901	4,666	73,368
General and administrative	—	—	9,604	9,604
Acquisition and certain other transaction related costs	—	—	2,492	2,492
Impairment of assets	26,037	718	6,344	33,099
Total expenses	94,022	126,518	23,106	243,646

Gain on sale of properties	4,183	—	—	4,183
Gains on equity securities, net	—	—	40	40
Interest and other income	—	—	238	238
Interest expense	(6,239)	(585)	(37,993)	(44,817)
Income (loss) from continuing operations before income tax benefit and equity in earnings of an investee	3,932	13,451	(45,558)	(28,175)
Income tax benefit	—	—	146	146
Equity in earnings of an investee	—	—	83	83
Net income (loss)	3,932	13,451	(45,329)	(27,946)
Net income attributable to noncontrolling interest	(1,444)	—	—	(1,444)
Net income (loss) attributable to common shareholders	$2,488	$13,451	$(45,329)	$(29,390)

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2019
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$307,616	$105,451	$46,282	$459,349
Residents fees and services	—	324,767	—	324,767
Total revenues	307,616	430,218	46,282	784,116

Expenses:
Property operating expenses	98,886	263,612	—	362,498
Depreciation and amortization	104,939	100,080	14,503	219,522
General and administrative	—	—	28,287	28,287
Acquisition and certain other transaction related costs	—	—	11,209	11,209
Impairment of assets	26,133	9,041	6,344	41,518
Total expenses	229,958	372,733	60,343	663,034

Gain on sale of properties	6,686	15,207	—	21,893
Dividend income	—	—	1,846	1,846
Losses on equity securities, net	—	—	(41,476)	(41,476)
Interest and other income	—	—	590	590
Interest expense	(18,257)	(2,481)	(116,102)	(136,840)
Loss on early extinguishment of debt	—	(17)	—	(17)
Income (loss) from continuing operations before income tax benefit and equity in earnings of an investee	66,087	70,194	(169,203)	(32,922)
Income tax benefit	—	—	47	47
Equity in earnings of an investee	—	—	617	617
Net income (loss)	66,087	70,194	(168,539)	(32,258)
Net income attributable to noncontrolling interest	(4,279)	—	—	(4,279)
Net income (loss) attributable to common shareholders	$61,808	$70,194	$(168,539)	$(36,537)

	As of December 31, 2019
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,165,577	$3,044,989	$443,260	$6,653,826

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
•our previously existing master leases with Five Star for all of our senior living communities that Five Star leased, as well as our previously existing management agreements and pooling agreements with Five Star for our senior living communities that Five Star managed, were terminated and replaced, or the Conversion, with the New Management Agreements;

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
•Five Star issued to us 10,268,158 Five Star common shares and an aggregate of 16,118,849 Five Star common shares to our shareholders of record as of December 13, 2019; and
•as consideration for these share issuances, we provided Five Star with $75,000 of additional consideration by assuming certain of Five Star's working capital liabilities and through cash payments, resulting in a gain on lease termination of $22,896 for the nine months ended September 30, 2020 in our condensed consolidated statements of comprehensive income (loss).
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
Under our previously existing leases with Five Star, Five Star paid us annual rent plus percentage rent equal to 4.0% of the increase in gross revenues at certain of our senior living communities over base year gross revenues as specified in the applicable leases. We recognized rental income payable by Five Star of $32,738 and $105,451 for the three and nine months ended September 30, 2019, respectively. Rental income for the nine months ended September 30, 2019 includes $538 of percentage rent payments we received from Five Star. Rental income from Five Star represented 12.8% and 13.4% of our total revenues for the three and nine months ended September 30, 2019, respectively, and the properties Five Star leased from us represented 27.0%, excluding properties held for sale, of our real estate investments, at cost, as of September 30, 2019. Pursuant to the Transaction Agreement, commencing February 1, 2019, no percentage rent was payable to us by Five Star and annual

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
rent payable to us by Five Star was adjusted as noted above. We previously determined percentage rent due under these leases annually and recognized it when all contingencies were met, which was typically at year end.
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
For the nine months ended September 30, 2019, we funded $97,480 of improvements to communities leased to Five Star, including $49,155 of fixed assets and improvements that we purchased pursuant to the Transaction Agreement as discussed above. Also pursuant to the Transaction Agreement, Five Star's rent did not increase as a result of these purchases.
Our Senior Living Communities Managed by Five Star. Five Star managed 239 and 77 senior living communities for our account as of September 30, 2020 and 2019, respectively. We lease our senior living communities that are managed by Five Star to our TRSs, and Five Star manages these communities pursuant to long term management agreements. As described above, pursuant to the Transaction Agreement, effective January 1, 2020, we replaced our long term management and pooling agreements with Five Star with the New Management Agreements, the terms of which are described above.
We incurred management fees payable to Five Star of $15,182 and $3,832 for the three months ended September 30, 2020 and 2019, respectively, and $47,937 and $11,492 for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
The following table presents residents fees and services revenue disaggregated by type of contract and payer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue from contracts with customers:	2020	2019	2020	2019
Basic housing and support services	$208,941	$88,623	$659,240	$265,117
Medicare and Medicaid programs	38,882	6,902	131,460	23,333
Private pay and other third party payer SNF services	42,278	12,291	135,474	36,317
Total residents fees and services	$290,101	$107,816	$926,174	$324,767
In addition to providing management services to us, Five Star also provides certain other services to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for those rehabilitation services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees of $5,972 and $1,478 for the three months ended September 30, 2020 and 2019, respectively, and $19,843 and $4,666 for the nine months ended September 30, 2020 and 2019, respectively, with respect to rehabilitation services Five Star provided at senior living communities it manages for us that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
As a result of routine monitoring protocols that are a part of Five Star's compliance program activities related to Medicare billing, Five Star discovered potentially inadequate documentation at a skilled nursing facility at one of our senior living communities that Five Star manages. This monitoring was not initiated in response to any specific complaint or allegation but rather was of the type that Five Star periodically undertakes to test its compliance with applicable Medicare billing rules. As a result of this discovery, we and Five Star made an initial voluntary disclosure to the United States Department of Health and Human Services, Office of the Inspector General, or the OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol. Five Star has since completed its review and assessment of these matters and we and Five Star will submit a final supplemental disclosure to the OIG in November 2020. At September 30, 2020, we had accrued a revenue reserve of $4,005 for historical Medicare payments we received that we expect to repay as a result of the inadequate documentation Five Star identified. In addition, we have recorded expenses for additional costs incurred or expected to be incurred, including OIG-imposed penalties,

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
as a result of this matter totaling $2,167 for the three and nine months ended September 30, 2020, of which the entire $2,167 remained accrued and not paid at September 30, 2020.
Since January 1, 2020, we sold certain senior living communities that were then managed by Five Star. We and Five Star terminated our management agreements for these senior living communities in connection with these sales. We have also identified additional senior living communities for sale that are currently managed by Five Star. If these sales are consummated, we and Five Star will terminate the management agreements for these senior living communities. See Note 3 for further information regarding these sales. In addition, we and Five Star have determined to close and/or sell 10 of our senior living communities that Five Star manages.
We lease to Five Star space at certain of our senior living communities that Five Star manages, which it uses to provide certain inpatient and outpatient rehabilitation and wellness services. We recognized a reduction in property operating expenses of $393 and $1,175 for the three and nine months ended September 30, 2020, respectively, with respect to these leases.

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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $5,004 and $6,616 for the three months ended September 30, 2020 and 2019, respectively, and $15,614 and $20,917 for the nine months ended September 30, 2020 and 2019, respectively. The net business management fees we recognized include $725 and $2,175 of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement for the three and nine months ended September 30, 2020 and 2019, respectively. Based on our common share total return, as defined in our business management agreement, as of each of September 30, 2020 and 2019, no estimated incentive fees are included in the net business management fees we recognized for the three or nine months ended September 30, 2020 or 2019. The actual amount of annual incentive fees for 2020, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2020, and will be payable in 2021. We did not incur any incentive fee payable for the year ended December 31, 2019. We recognize business management and incentive fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,477 and $3,289 for the three months ended September 30, 2020 and 2019, respectively, and $10,076 and $9,844 for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC's employment, office or administrative expenses incurred to provide management services to us, except for the applicable employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our medical office and life science properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC's costs for providing internal audit services, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $3,571 and $3,419 for these expenses and costs for the three months ended September 30, 2020 and 2019, respectively, and $10,433 and $10,145 for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

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
Five Star. We are currently Five Star's largest stockholder. As of September 30, 2020, we owned 10,691,658 Five Star common shares, or approximately 33.9% of Five Star's outstanding common shares. Five Star manages for us most of the senior living communities we own. RMR LLC provides management services to both us and Five Star. Five Star participates in our property insurance program for the senior living communities Five Star owns and leases. The premiums Five Star pays for this coverage are allocated pursuant to a formula based on the profiles of the properties included in the program. Five Star's program cost for the policy year ending June 30, 2021 is $500. See Note 10 for further information regarding our relationships, agreements and transactions with Five Star and Note 6 for further information regarding our investment in Five Star.
As of September 30, 2020, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., together with ABP Trust, owned approximately 6.4% of Five Star's outstanding common shares. RMR LLC provides management services to both us and Five Star and Adam Portnoy is the chair of the board of directors and a managing director of Five Star. Jennifer Clark is a managing director and the secretary of Five Star. Five Star's president and chief executive officer and executive vice president, chief financial officer and treasurer are officers and employees of RMR LLC.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. RMR LLC also leases office space from us pursuant to a lease agreement that is terminable on 30 days' notice, subject to certain conditions. See Note 11 for further information regarding our management agreements with RMR LLC.
See Note 8 for information relating to the annual share awards we made in September 2020 to our officers and certain other employees of RMR LLC and common shares we purchased from our officers and certain current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for share awards to RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
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
As of each of September 30, 2020 and December 31, 2019, our investment in AIC had a carrying value of $11 and $298, respectively. These amounts are included in other assets, net in our condensed consolidated balance sheets. In June 2020, we received an additional liquidating distribution of approximately $287 from AIC in connection with its dissolution. We did not recognize any income related to our investment in AIC for the three and nine months ended September 30, 2020 and recognized

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
$83 and $617 related to our investment in AIC for the three and nine months ended September 30, 2019, respectively. These amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income (loss). Our other comprehensive income (loss) included our proportionate share of unrealized gains (losses) on securities that were owned by AIC, related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.

Note 13.  Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. During the three months ended September 30, 2020 and 2019, we recognized income tax expense of $365 and benefit of $146, respectively, and during the nine months ended September 30, 2020 and 2019, we recognized income tax expense of $1,048 and benefit of $47, respectively.

Note 14. Weighted Average Common Shares (share amounts in thousands)
We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three months ended September 30, 2020 and 2019, 237 and 42 unvested common shares, respectively, and for the nine months ended September 30, 2020 and 2019, 235 and 26 unvested common shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. The virus that causes COVID-19 has continued to spread throughout the United States and the world. Various governmental and market responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy. As a result, most market observers believe the global economy and the U.S. economy are in a recession. States and municipalities across the United States have generally allowed most businesses to re-open and have generally eased certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time, although some states and municipalities have imposed or re-imposed certain restrictions in response to increases in COVID-19 infections experienced since then. Recently, economic data have indicated that the U.S. economy has increasingly improved since the lowest periods experienced in March and April 2020, although the U.S. gross domestic product remains below pre-pandemic levels. It is unclear whether the increases in the number of COVID-19 infections will continue or amplify in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, our manager and tenants or our business.
Our business is focused on healthcare related properties, including medical office and life science properties, senior living communities, wellness centers and other medical and healthcare related properties. We believe that the healthcare sector and many of our tenants provide essential services across the United States. Due to restrictions intended to prevent the spread of the virus that causes COVID-19, certain of our medical office and wellness center tenants, which include physician practices that had discontinued non-essential surgeries and procedures and fitness centers, that had been ordered closed by state executive orders have experienced disruptions to their businesses. Our senior living community operators have also experienced disruptions, including limitations on in-person tours and new admissions, and are experiencing challenges in attracting new residents to their communities in addition to experiencing increased expenses due to increased labor costs, including higher health benefits costs, and increased costs and consumption of supplies, including personal protective equipment. There will be lasting impacts of the COVID-19 pandemic, even as states and municipalities have eased and may further ease restrictions. Our tenants and their businesses may become increasingly negatively impacted, which may result in our tenants seeking assistance from us regarding their rent obligations owed to us, their being unable or unwilling to pay us rent, their ceasing to pay us rent and their ceasing to continue as going concerns. We expect that our senior living community operators will be operating our communities at lower average occupancy with higher operating expenses, which will likely lead to decreased returns to us as a result of this pandemic. As of October 31, 2020, we have been notified that 1.0% of residents in our senior living communities have active COVID-19 cases. Our operators continue to follow federal, state and local health department guidelines and their own infection prevention protocols but we expect to see additional cases of COVID-19 in our senior living communities.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including:
•our tenants and their ability to withstand the current economic conditions and continue to pay us rent;
•our senior living community operators' ability to operate our communities, mitigate and contain the spread of the virus that causes COVID-19 at our communities and to keep the residents and our operators' employees at our communities safe and healthy;
•our operations, liquidity and capital needs and resources;
•conducting financial modeling and sensitivity analyses;
•actively communicating with our tenants, our operators and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts; and
•monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us, our tenants, or our operators to enable us and them to operate through the current economic conditions and enhance our tenants' ability to pay us rent or our operators' ability to operate our communities.

We believe that our current financial position and recent financing activities will enable us to withstand the COVID-19 pandemic and its aftermath due in part to the following:
•On June 2, 2020, we issued $1.0 billion aggregate principal amount of our 9.75% senior notes due 2025. We used the net proceeds from this offering to prepay in full our $250.0 million unsecured term loan that was scheduled to mature on June 12, 2020 and to reduce amounts outstanding under our revolving credit facility;
•Beginning in the second quarter of 2020, we reduced our quarterly cash distribution rate on our common shares to $0.01 per share, conserving approximately $33.3 million of cash per calendar quarter compared to our prior quarterly distribution rate;
•As of November 2, 2020, we had $1.0 billion of availability under our revolving credit facility; and
•Our next debt maturity does not occur until our $300.0 million senior unsecured notes mature in December 2021.
In light of the above actions, resources, expectations and conditions, we believe that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including senior living. However, as a result of the COVID-19 pandemic, some of our tenants have requested relief from their obligations to pay rent due to us. While the number and value of these monthly requests have been declining, we continue to evaluate these requests as they are made on a tenant-by-tenant basis. As of November 2, 2020, we granted requests to 74 of our tenants to defer rent payments totaling $2.2 million with respect to leases that represent, as of September 30, 2020, approximately 5.3% of our annualized rental income. Those 74 of our tenants consist of 73 tenants in our Office Portfolio segment, which accounted for $1.8 million of deferrals, and one triple net senior living tenant. As of September 30, 2020, we recognized an increase in our accounts receivable balance related to these deferred rent payments of $4.5 million. These tenants are obligated to pay, in most cases, the deferred rents in 12 equal monthly installments beginning in 2020. For the three months ended September 30, 2020, we collected approximately 99% of our contractual rents due from tenants in our Office Portfolio segment. These deferred amounts did not negatively impact our results for the three and nine months ended September 30, 2020. However, the deferred rents have temporarily reduced our operating cash flows.
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
With respect to our properties where property management is provided by RMR LLC, all RMR LLC property management and engineering personnel have been trained on COVID-19 precaution procedures. As states and local communities across the United States moved to stay at home orders, RMR LLC worked to reduce and optimize our operating costs at our properties by:
•deferring non-emergency work;
•implementing energy reduction protocols for lighting and HVAC systems;
•reducing non-essential building services and staff; and
•reducing the frequency of trash removal.
RMR LLC’s property management teams have also established business continuity plans to ensure operational stability at our properties. RMR LLC regional management offices limit walk-in visitors and maintain maximum office occupancy limits as required by state and local guidelines, including weekly rotations of employees as needed.
As stay at home orders were and may be lifted or loosened across the United States, RMR LLC has implemented additional procedures at our properties based on recommended guidelines from the U.S. Centers for Disease Control and Prevention and other regulatory agencies. For example:
•focusing on sanitizing high touch points in common areas and restrooms;
•shutting down certain building amenities;

•prudently managing the execution or deferment of tenant work orders to limit RMR LLC staff and tenant interactions at our properties;
•installing signage throughout our properties with social distancing reminders;
•changing certain building HVAC systems and equipment, including adjusting outdoor air control programs to increase the amount of outside air delivered to interior spaces and to adjust control sequences to maintain space relative humidity in order to help minimize the concentration of the virus;
•flushing domestic water systems to prepare for re-occupancy;
•performing service calls and preventative maintenance after business hours to limit social interactions;
•requiring vendors to follow best practices under COVID-19 pandemic conditions, including providing RMR LLC with documented preventative measures for their employees and requiring staff to wear appropriate personal protective equipment when working at our properties; and
•altering cleaning schedules to perform vacuuming at times intended to reduce the potential airborne spread of the virus.
RMR LLC has significantly reduced non-essential work travel and its regional leadership personnel have not been allowed to work in the same locations at the same time. RMR LLC also requires its employees who work at our properties to use personal protective equipment and business continuity bonus payments have been provided by RMR LLC to certain essential workers at our properties.
With respect to our SHOP segment, Five Star has taken a number of proactive measures to protect the health and safety of their staff and our residents and patients, including:
•restricting access to our senior living communities to essential visitors and team members and only reopening communities when it is determined safe to do so in accordance with applicable federal, state and local regulations and guidelines, and Five Star's internal criteria;
•enhancing infectious disease prevention and control policies, procedures and protocols;
•providing additional and enhanced training to team members at all levels of the organization;
•working with vendors to provide adequate supplies and personal protective equipment to our senior living communities; and
•effectively transitioning to virtual sales and marketing activities and thoughtfully proceeding with resident move-ins, when appropriate.
We also believe that we, Five Star and our impacted tenants may benefit from provisions of the CARES Act, signed into law in March 2020, or other federal or state relief programs allowing them to continue or resume business activity. During the nine months ended September 30, 2020, we recognized other income of $7.3 million related to funds received under the CARES Act.
There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath. These uncertainties include, among others:
•the duration and severity of the negative economic impact;
•the strength and sustainability of any economic recovery;
•the timing and process for how federal, state and local governments and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and

•the responses of governments, businesses and the general public to any increased level or rates of COVID-19 infections.
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
OVERVIEW
We are a REIT organized under Maryland law and own medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of September 30, 2020, we owned 407 properties, including 22 properties classified as held for sale and 10 properties scheduled for closure and/or sale, located in 37 states and Washington, D.C., including one life science property owned in a joint venture arrangement in which we own a 55% equity interest. At September 30, 2020, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $8.2 billion, including $172.1 million of gross book value classified as held for sale in our condensed consolidated balance sheet. For the three months ended September 30, 2020, substantially all of our net operating income, or NOI, came from properties where a majority of the revenues are derived from our tenants' and residents' private resources.
RESTRUCTURING OF BUSINESS ARRANGEMENTS WITH FIVE STAR
As of December 31, 2019, Five Star operated 244 of our senior living communities in our SHOP segment, of which 166 communities were leased to Five Star and 78 communities were managed by Five Star for our account. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the New Management Agreements for all of our senior living communities operated by Five Star. The Conversion was a significant change in our historical arrangements with Five Star and has resulted, and likely will continue to result in future periods, in our realizing significantly different operating results from our senior living communities, including increased variability. As of September 30, 2020, Five Star managed 239 senior living communities for our account.
For further information regarding the Restructuring Transaction, the Transaction Agreement and our other business arrangements with Five Star, see Notes 10 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

(As of September 30, 2020)	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q3 2020 Revenues(3)	% of Q3 2020 Revenues	Q3 2020 NOI (3)(4)	% of Q3 2020 NOI
Office Portfolio (5)	126	11,572,503	sq. ft.	$3,749,460	45.5%	$324	$94,235	23.9%	$60,787	77.2%
SHOP (6) (7)	239	28,232	units	4,014,777	48.7%	$142,207	290,101	73.6%	7,899	10.0%
Other triple net leased senior living communities	32	2,605	units	296,337	3.6%	$113,757	7,114	1.8%	7,114	9.0%
Wellness centers	10	812,000	sq. ft.	178,110	2.2%	$219	2,889	0.7%	2,889	3.8%
Total	407			$8,238,684	100.0%		$394,339	100.0%	$78,689	100.0%

	Occupancy
	As of and For the Twelve Months Ended September 30,
	2020	2019
Office Portfolio (8)	91.3%	92.3%
SHOP (6)	80.0%	84.6%
Other triple net leased senior living communities (9)(10)	85.4%	87.2%
Wellness centers	100.0%	100.0%

(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any. Amounts include $172,126 of gross book value of 22 properties classified as held for sale as of September 30, 2020, which amounts are included in assets of properties held for sale in our condensed consolidated balance sheet.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at September 30, 2020.
(3)Includes $551 of revenues and $(215) of NOI from properties that we sold and $19,434 of revenues and $904 of NOI from properties classified as held for sale in our condensed consolidated balance sheet as of September 30, 2020.
(4)We calculate our NOI on a consolidated basis and by reportable segment. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
(5)Our medical office and life science property leases include some triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible for the operation and maintenance of the properties and we charge tenants for some or all of the property operating costs. A small percentage of our medical office and life science property leases are full-service leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.
(6)Includes 920 units for communities scheduled for closure and/or sale.
(7)Residents fees and services for the three and nine months ended September 30, 2020 for our SHOP segment is net of a $4,005 reserve for an estimated Medicare refund we expect to pay. Property operating expenses for the three and nine months ended September 30, 2020 for our SHOP segment includes $2,167 of estimated penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, related to the Medicare refund we expect to pay.
(8)Medical office and life science property occupancy data is as of September 30, 2020 and 2019 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(9)Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale and data for which there was a transfer of operations during the periods presented.
(10)Operating data for other triple net leased senior living communities leased to third party operators other than Five Star and wellness centers are presented based upon the operating results provided by our tenants for the 12 months ended June 30, 2020 and 2019, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.
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
During the three months ended September 30, 2020, we entered into lease renewals for 135,177 square feet and new leases for 66,544 square feet at our medical office and life science properties. The weighted average annual rental rate for leases entered during the quarter was $33.21 per square foot, which was 4.12% higher than the previous weighted average annual rental rate for the same space. Weighted (by annualized rental income) average lease term for leases entered during the third quarter of 2020 was 7.0 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered during the third quarter of 2020 totaled $5.0 million, or $24.60 per square foot on average (approximately $3.51 per square foot per year of the lease term).

Lease Expiration Schedules
As of September 30, 2020, lease expirations at our medical office and life science properties in our Office Portfolio segment are as follows (dollars in thousands):

Year	Number of Tenants	Square Feet	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2020	62	385,486	3.6%	3.6%	$14,246	3.8%	3.8%
2021	99	855,884	8.1%	11.7%	29,212	7.8%	11.6%
2022	103	1,143,413	10.8%	22.5%	34,122	9.1%	20.7%
2023	58	1,068,905	10.1%	32.6%	20,856	5.6%	26.3%
2024	77	1,831,904	17.3%	49.9%	50,093	13.4%	39.7%
2025	78	1,201,443	11.4%	61.3%	26,687	7.1%	46.8%
2026	45	718,298	6.8%	68.1%	21,774	5.8%	52.6%
2027	28	476,458	4.5%	72.6%	11,826	3.2%	55.8%
2028	19	1,444,954	13.7%	86.3%	115,003	30.7%	86.5%
2029 and thereafter	67	1,434,989	13.7%	100.0%	50,919	13.5%	100.0%
Total	636	10,561,734	100.0%		$374,738	100.0%

Weighted average remaining lease term (in years)		5.2			6.0
(1)Annualized rental income is based on rents pursuant to existing leases as of September 30, 2020, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties. Annualized rental income also includes 100% of rental income as reported under GAAP from our life science property owned in a joint venture arrangement in which we own a 55% equity interest.
Lease expiration data for our other triple net leased senior living communities leased to third party operators and wellness centers has not been provided because there were no changes to the lease expiration schedules from those reported in our Annual Report, except for (i) the renewal of a lease for four of our wellness centers for a 12 year term, expiring in August 2040, and (ii) the sale of three senior living communities. As a result of the COVID-19 pandemic's impact on operations at our wellness centers, we are evaluating our options with respect to the tenant of six of our wellness centers with total annualized rental income of approximately $7.9 million and, which tenant was in default under the applicable leases with us as of September 30, 2020.

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
The following table summarizes the results of operations of each of our segments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Office Portfolio	$94,235	$100,010	$288,515	$307,616
SHOP (1)	290,101	140,554	926,174	430,218
Non-Segment	10,003	15,263	32,428	46,282
Total revenues	$394,339	$255,827	$1,247,117	$784,116

Net income (loss) attributable to common shareholders:
Office Portfolio	$19,300	$2,488	$66,399	$61,808
SHOP (1)	(87,133)	13,451	(102,375)	70,194
Non-Segment	(39,055)	(45,329)	(87,249)	(168,539)
Net income (loss) attributable to common shareholders	$(106,888)	$(29,390)	$(123,225)	$(36,537)
(1)Residents fees and services for the three and nine months ended September 30, 2020 for our SHOP segment is net of a $4,005 reserve for an estimated Medicare refund we expect to pay. Property operating expenses for the three and nine months ended September 30, 2020 for our SHOP segment includes $2,167 of estimated penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, related to the Medicare refund we expect to pay.
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended September 30, 2020 to the three months ended September 30, 2019. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
NOI by segment:
Office Portfolio	$60,787	$65,826	$(5,039)	(7.7)%
SHOP (1)	7,899	49,655	(41,756)	(84.1)%
Non-Segment	10,003	15,263	(5,260)	(34.5)%
Total NOI	78,689	130,744	(52,055)	(39.8)%

Depreciation and amortization	67,211	73,368	(6,157)	(8.4)%
General and administrative	6,988	9,604	(2,616)	(27.2)%
Acquisition and certain other transaction related costs	53	2,492	(2,439)	(97.9)%
Impairment of assets	64,202	33,099	31,103	94.0%
(Loss) gain on sale of properties	(211)	4,183	4,394	105.0%
Gains on equity securities, net	12,510	40	12,470	nm
Interest and other income	134	238	(104)	(43.7)%
Interest expense	(58,091)	(44,817)	13,274	29.6%
Loss from continuing operations before income tax (expense) benefit and equity in earnings of an investee	(105,423)	(28,175)	77,248	274.2%
Income tax (expense) benefit	(365)	146	511	nm
Equity in earnings of an investee	—	83	(83)	(100.0)%
Net loss	(105,788)	(27,946)	77,842	278.5%
Net income attributable to noncontrolling interest	(1,100)	(1,444)	(344)	(23.8)%
Net loss attributable to common shareholders	$(106,888)	$(29,390)	$77,498	263.7%
    nm - not meaningful
(1)Residents fees and services for the three months ended September 30, 2020 for our SHOP segment is net of a $4,005 reserve for an estimated Medicare refund we expect to pay. Property operating expenses for the three months ended September 30, 2020 for our SHOP segment includes $2,167 of estimated penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, related to the Medicare refund we expect to pay.
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2020	2019	2020	2019
Total buildings	116	116	126	140
Total square feet (2)	10,923	10,923	11,573	12,179
Occupancy (3)	93.3%	93.7%	91.3%	92.3%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since July 1, 2019, including our life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.
(2)Prior periods exclude space remeasurements made subsequent to those periods.
(3)Medical office and life science property occupancy includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants, and (iii) space being fitted out for occupancy. Comparable property occupancy excludes out of service assets undergoing redevelopment.

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$90,736	$92,588	$(1,852)	(2.0)%	$3,499	$7,422	$94,235	$100,010	$(5,775)	(5.8)%
Property operating expenses	(32,417)	(31,964)	453	1.4%	(1,031)	(2,220)	(33,448)	(34,184)	(736)	(2.2)%
NOI	$58,319	$60,624	$(2,305)	(3.8)%	$2,468	$5,202	$60,787	$65,826	$(5,039)	(7.7)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since July 1, 2019, including our life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.
Rental income. Rental income decreased primarily due to our disposition of 19 properties since July 1, 2019 and a decrease in rental income at our comparable properties. Rental income decreased at our comparable properties primarily due to increased bad debt and reduced parking revenue at certain of our comparable properties related to the COVID-19 pandemic, partially offset by higher average rents achieved from our new leasing activity at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses is primarily due to our disposition of 19 properties since July 1, 2019, partially offset by an increase in property operating expenses at our comparable properties. Property operating expenses at our comparable properties increased primarily due to increases in real estate taxes and insurance expense, partially offset by decreases in utility expenses, parking expenses and other direct costs at certain of our comparable properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Total properties	214	214	239	243
# of units	25,656	25,656	28,232	28,844
Occupancy	76.3%	85.4%	75.2%	86.0%
Average monthly rate (2)	$4,515	$4,508	$4,508	$4,549
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since July 1, 2019; excludes communities classified as held for sale or scheduled for closure and/or sale, if any.
(2)Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$—	$31,376	$(31,376)	(100.0)%	$—	$1,362	$—	$32,738	$(32,738)	(100.0)%
Residents fees and services	267,141	101,223	165,918	163.9%	22,960	6,593	290,101	107,816	182,285	169.1%
Property operating expenses	(252,931)	(84,182)	168,749	200.5%	(29,271)	(6,717)	(282,202)	(90,899)	191,303	210.5%
NOI	$14,210	$48,417	$(34,207)	(70.7)%	$(6,311)	$1,238	$7,899	$49,655	$(41,756)	(84.1)%
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since July 1, 2019; excludes communities classified as held for sale or scheduled for closure and/or sale, if any.
As a result of routine monitoring protocols that are a part of Five Star's compliance program activities related to Medicare billing, Five Star discovered potentially inadequate documentation at a skilled nursing facility at one of our senior living communities that Five Star manages. This monitoring was not initiated in response to any specific complaint or allegation but rather was of the type that Five Star periodically undertakes to test its compliance with applicable Medicare billing rules. As a result of this discovery, we and Five Star made an initial voluntary disclosure to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol. Five Star has since completed its review and assessment of these matters and we and Five Star will submit a final supplemental disclosure to the OIG in November 2020. At September 30, 2020, we had accrued a revenue reserve of $4,005 for historical Medicare payments we received that we expect to repay as a result of the inadequate documentation Five Star identified. In addition, we have recorded expenses for additional costs incurred or expected to be incurred, including OIG-imposed penalties, as a result of this matter totaling $2,167 for the three and nine months ended September 30, 2020, of which the entire $2,167 remains accrued and not paid at September 30, 2020.
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
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to the Restructuring Transaction and the resulting change to our management arrangement with Five Star for all of our senior living communities that it operates, our acquisition of one active adult rental property since July 1, 2019 and increased average monthly rates at our comparable properties, partially offset by decreases in occupancy primarily due to the impact of the COVID-19 pandemic at both comparable and non-comparable properties for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. We expect to experience continued downward pressure on our occupancy and average monthly rates as normal resident move-outs may not be replaced by new resident move-ins and potential residents may increasingly delay or forgo moving into senior living communities as a result of the COVID-19 pandemic. Residents fees and services for the three months ended September 30, 2020 is net of a $4,005 reserve for an estimated Medicare refund we expect to pay.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to the Restructuring Transaction and the resulting change to our management arrangement with Five Star for all of our senior living communities that it operates, our acquisition of one active adult rental property since July 1, 2019 and increased costs associated with staffing and supplies due to the COVID-19 pandemic at both comparable and non-comparable properties for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. As a result of the COVID-19 pandemic, we expect to continue experiencing higher operating expenses primarily driven by increased labor costs and increased cost and consumption of supplies, including personal protective equipment. Property operating expenses for the three months ended September 30, 2020 includes $2,167 of estimated penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, related to the Medicare refund we expect to pay.
Net operating income. The change in NOI reflects the net changes in rental income, residents fees and services and property operating expenses described above.

Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Three Months Ended September 30,				As of and For the Three Months Ended September 30,
	2020		2019		2020		2019
Total properties:
Other triple net leased senior living communities	29		29		32		43
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.63	x	1.76	x	1.63	x	1.76	x
Wellness centers (3)	1.59	x	2.36	x	1.59	x	2.36	x
(1)Non-segment operations consists of all of our other operations, including certain senior living communities leased to third party operators other than Five Star and wellness centers, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since July 1, 2019; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended June 30, 2020 and 2019 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented. Excludes rent coverage for our six wellness centers that are in default under the applicable leases with us.

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$9,044	$10,788	$(1,744)	(16.2)%	$959	$4,475	$10,003	$15,263	$(5,260)	(34.5)%
NOI	$9,044	$10,788	$(1,744)	(16.2)%	$959	$4,475	$10,003	$15,263	$(5,260)	(34.5)%
(1)Consists of properties that we have owned and which have been leased to the same operator continuously since July 1, 2019; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the sale of 11 senior living communities leased to private operators since July 1, 2019 and a decrease in rental income at our comparable properties, partially offset by increased rents resulting from our purchase of improvements at our comparable properties since July 1, 2019. Rental income decreased at our comparable properties primarily due to a tenant default under leases for six of our wellness centers. As a result of the COVID-19 pandemic, many of our wellness centers had been ordered closed by state or local executive orders. In April 2020, we agreed to defer rent payments for four wellness centers in the second quarter of 2020 in exchange for the tenant agreeing to pay the deferred rents in 12 equal monthly installments which commenced in September 2020. In October 2020, the lease for these four wellness centers was renewed for a 12-year term. We continue to evaluate our options for our wellness centers operated by tenants in default of their lease obligations.
Net operating income. The change in NOI reflects the net changes in rental income described above.
Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to our disposition of 50 properties, certain depreciable leasing related assets becoming fully depreciated and certain of our acquired resident agreements becoming fully amortized since July 1, 2019, partially offset by our acquisition of an active adult rental property and the purchase of capital improvements at certain of our properties since July 1, 2019.
General and administrative expense. General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in our business management fees expense as a result of lower trading prices for our common shares during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
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
(Loss) gain on sale of properties. (Loss) gain on sale of properties is the result of our sale of certain of our properties during the three months ended September 30, 2020 and 2019. For further information regarding (loss) gain on sale of properties, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gains on equity securities, net. Gains on equity securities, net, represent the net unrealized gains to adjust our investment in Five Star to its fair value.
Interest and other income. Interest and other income represents interest earned on investable cash on hand and restricted cash.
Interest expense. Interest expense increased primarily due to our issuance in June 2020 of $1,000,000 aggregate principal amount of our 9.75% senior notes due in 2025. This increase was partially offset by a decrease in average borrowings under our revolving credit facility, our redemption in April 2020 of all $200,000 of our 6.75% senior notes due 2020, our prepayment in December 2019 of our $350,000 term loan, a lower interest rate, as compared to our $350,000 term loan, on our new $250,000 term loan we obtained in December 2019, which we subsequently repaid in June 2020, and decreases in LIBOR, resulting in a decrease in interest expense with respect to our floating rate debt.
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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 (dollars in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the nine months ended September 30, 2020 to the nine months ended September 30, 2019. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
NOI by segment:
Office Portfolio	$191,468	$208,730	$(17,262)	(8.3)%
SHOP (1)	89,071	166,606	(77,535)	(46.5)%
Non-Segment	32,428	46,282	(13,854)	(29.9)%
Total NOI	312,967	421,618	(108,651)	(25.8)%

Depreciation and amortization	204,466	219,522	(15,056)	(6.9)%
General and administrative	23,132	28,287	(5,155)	(18.2)%
Acquisition and certain other transaction related costs	803	11,209	(10,406)	(92.8)%
Impairment of assets	106,611	41,518	65,093	156.8%
Gain on sale of properties	2,403	21,893	(19,490)	(89.0)%
Dividend income	—	1,846	(1,846)	(100.0)%
Gains and losses on equity securities, net	14,541	(41,476)	56,017	135.1%
Interest and other income	8,008	590	7,418	nm
Interest expense	(143,715)	(136,840)	6,875	5.0%
Gain on lease termination	22,896	—	22,896	nm
Loss on early extinguishment of debt	(427)	(17)	410	nm
Loss from continuing operations before income tax (expense) benefit and equity in earnings of an investee	(118,339)	(32,922)	85,417	259.5%
Income tax (expense) benefit	(1,048)	47	1,095	nm
Equity in earnings of an investee	—	617	(617)	(100.0)%
Net loss	(119,387)	(32,258)	87,129	270.1%
Net income attributable to noncontrolling interest	(3,838)	(4,279)	(441)	(10.3)%
Net loss attributable to common shareholders	$(123,225)	$(36,537)	$86,688	237.3%
    nm - not meaningful
(1)Residents fees and services for the nine months ended September 30, 2020 for our SHOP segment is net of a $4,005 reserve for an estimated Medicare refund we expect to pay. Property operating expenses for the nine months ended September 30, 2020 for our SHOP segment includes $2,167 of estimated penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, related to the Medicare refund we expect to pay.
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2020	2019	2020	2019
Total buildings	116	116	126	140
Total square feet (2)	10,923	10,923	11,573	12,179
Occupancy (3)	93.3%	93.7%	91.3%	92.3%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2019, including our life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.
(2)Prior periods exclude space remeasurements made subsequent to those periods.
(3)Medical office and life science property occupancy includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants, and (iii) space being fitted out for occupancy. Comparable property occupancy excludes out of service assets undergoing redevelopment.

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$275,318	$277,163	$(1,845)	(0.7)%	$13,197	$30,453	$288,515	$307,616	$(19,101)	(6.2)%
Property operating expenses	(93,373)	(92,028)	1,345	1.5%	(3,674)	(6,858)	(97,047)	(98,886)	(1,839)	(1.9)%
NOI	$181,945	$185,135	$(3,190)	(1.7)%	$9,523	$23,595	$191,468	$208,730	$(17,262)	(8.3)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2019, including our life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.
Rental income. Rental income decreased primarily due to our disposition of 29 properties since January 1, 2019 and a decrease in rental income at our comparable properties. Rental income decreased at our comparable properties primarily due to reduced parking revenue at certain of our comparable properties related to the COVID-19 pandemic, partially offset by increases in tax escalation income and other expense reimbursement income and higher average rents achieved from our new and renewal leasing activity at certain of our comparable properties.
Property operating expenses. The decrease in property operating expenses is primarily due to our disposition of 29 properties since January 1, 2019, partially offset by increases in property operating expenses at our comparable properties. Property operating expenses at our comparable properties increased primarily due to increases in real estate taxes and insurance expense, partially offset by decreases in utility expenses and other direct costs at certain of our comparable properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Nine Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total properties	213	213	239	243
# of units	25,338	25,338	28,232	28,844
Occupancy	80.3%	85.7%	78.9%	84.8%
Average monthly rate (2)	$4,546	$4,584	$4,526	$4,635
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2019; excludes communities classified as held for sale or scheduled for closure and/or sale, if any.
(2)Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$—	$99,296	$(99,296)	(100.0)%	$—	$6,155	$—	$105,451	$(105,451)	(100.0)%
Residents fees and services	840,499	299,013	541,486	181.1%	85,675	25,754	926,174	324,767	601,407	185.2%
Property operating expenses	(739,580)	(238,777)	500,803	209.7%	(97,523)	(24,835)	(837,103)	(263,612)	573,491	217.6%
NOI	$100,919	$159,532	$(58,613)	(36.7)%	$(11,848)	$7,074	$89,071	$166,606	$(77,535)	(46.5)%
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2019; excludes communities classified as held for sale or scheduled for closure and/or sale, if any.
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
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to the Restructuring Transaction and the resulting change to our management arrangement with Five Star for all of our senior living communities that it operates and our acquisition of one active adult rental property since January 1, 2019, partially offset by decreases in occupancy and average monthly rates primarily due to the impact of the COVID-19 pandemic at both comparable and non-comparable properties for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. We expect to experience continued downward pressure on our occupancy and average monthly rates as normal resident move-outs may not be replaced by new resident move-ins and potential residents may increasingly delay or forgo moving into senior living communities as a result of the COVID-19 pandemic. Residents fees and services for the nine months ended September 30, 2020 is net of a $4,005 reserve for an estimated Medicare refund we expect to pay.
Property operating expenses. Property operating expenses increased primarily due to the Restructuring Transaction and the resulting change to our management arrangement with Five Star for all of our senior living communities that it operates, our acquisition of one active adult rental property since January 1, 2019 and increased costs associated with staffing and supplies due to the COVID-19 pandemic at both comparable and non-comparable properties for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. As a result of the COVID-19 pandemic, we expect to continue experiencing higher operating expenses primarily driven by increased labor costs and increased cost and consumption of supplies, including personal protective equipment. Property operating expenses for the nine months ended September 30, 2020 includes $2,167 of estimated penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, related to the Medicare refund we expect to pay.
Net operating income. The change in NOI reflects the net changes in rental income, residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Nine Months Ended September 30,				As of and For the Nine Months Ended September 30,
	2020		2019		2020		2019
Total properties:
Other triple net leased senior living communities	29		29		32		43
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.63	x	1.76	x	1.63	x	1.76	x
Wellness centers (3)	1.59	x	2.36	x	1.59	x	2.36	x
(1)Non-segment operations consists of all of our other operations, including certain senior living communities leased to third party operators other than Five Star and wellness centers, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2019; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended June 30, 2020 and 2019 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented. Excludes rent coverage for our six wellness centers that are in default under the applicable leases with us.

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$29,549	$32,390	$(2,841)	(8.8)%	$2,879	$13,892	$32,428	$46,282	$(13,854)	(29.9)%
NOI	$29,549	$32,390	$(2,841)	(8.8)%	$2,879	$13,892	$32,428	$46,282	$(13,854)	(29.9)%
(1)Consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2019; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the sale of 11 senior living communities leased to private operators, the transfer of one senior living community we own from a triple net leased senior living community to a managed senior living community now included in our SHOP segment since January 1, 2019 and a decrease in rental income at our comparable properties, partially offset by increased rents resulting from our purchase of improvements at our comparable properties since January 1, 2019. Rental income decreased at our comparable properties primarily due to a tenant default under leases for six of our wellness centers. As a result of the COVID-19 pandemic, many of our wellness centers had been ordered closed by state or local executive orders. In April 2020, we agreed to defer rent payments for four wellness centers in the second quarter of 2020 in exchange for the tenant agreeing to pay the deferred rents in 12 equal monthly installments which commenced in September 2020. In October 2020, the lease for these four wellness centers was renewed for a 12-year term. We continue to evaluate our options for our wellness centers operated by tenants in default of their lease obligations.
Net operating income. The change in NOI reflects the net changes in rental income described above.
Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to our disposition of 63 properties, certain depreciable leasing related assets becoming fully depreciated and certain of our acquired resident agreements becoming fully amortized since January 1, 2019, partially offset by our acquisition of an active adult rental property and the purchase of capital improvements at certain of our properties since January 1, 2019.
General and administrative expense. General and administrative expense decreased primarily due to a decrease in our business management fees expense as a result of lower trading prices for our common shares during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
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
Gain on sale of properties. Gain on sale of properties is the net result of our sale of certain of our properties during the nine months ended September 30, 2020 and 2019. For further information regarding gain on sale of properties, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Dividend income. The decrease in dividend income is the result of our sale on July 1, 2019 of all of the RMR Inc. class A common stock that we owned.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represent the net gains and losses to adjust our investment in Five Star and former investment in RMR Inc. to their fair values.
Interest and other income. The increase in interest and other income is primarily due to $7,346 of funds we received from the U.S. Government pursuant to the CARES Act during the nine months ended September 30, 2020.
Interest expense. Interest expense increased primarily due to our issuance in June 2020 of $1,000,000 aggregate principal amount of our 9.75% senior notes due in 2025. This increase was partially offset by our redemption in May 2019 of all $400,000 of our 3.25% senior notes due 2019, our prepayment in December 2019 of our $350,000 term loan, a lower interest rate, as compared to our $350,000 term loan, on our new $250,000 term loan we obtained in December 2019, which we subsequently repaid in June 2020, our redemption in April 2020 of all $200,000 of our 6.75% senior notes due 2020, a decrease in average borrowings under our revolving credit facility and decreases in LIBOR, resulting in a decrease in interest expense with respect to our floating rate debt.
Gain on lease termination. Gain on lease termination represents the gain recognized in connection with the Restructuring Transaction. For information regarding the Restructuring Transaction, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt in connection with our prepayment of our $250,000 term loan and mortgage notes during the nine months ended September 30, 2020. We recorded a loss on early extinguishment of debt in connection with our prepayment of mortgage notes during the nine months ended September 30, 2019.
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

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the Securities and Exchange Commission, or SEC, including funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, and NOI for the three and nine months ended September 30, 2020 and 2019. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2020 and 2019 and reconciliations of net income (loss) attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income (loss) attributable to common shareholders per share for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders	$(106,888)	$(29,390)	$(123,225)	$(36,537)
Depreciation and amortization	67,211	73,368	204,466	219,522
Loss (gain) on sale of properties	211	(4,183)	(2,403)	(21,893)
Impairment of assets	64,202	33,099	106,611	41,518
Gains and losses on equity securities, net	(12,510)	(40)	(14,541)	41,476
FFO adjustments attributable to noncontrolling interest	(5,275)	(5,277)	(15,825)	(15,871)
FFO attributable to common shareholders	6,951	67,577	155,083	228,215

Acquisition and certain other transaction related costs	53	2,492	803	11,209
Costs and payment obligations related to compliance assessment at one of our senior living communities(1)	6,172	—	6,172	—
Gain on lease termination	—	—	(22,896)	—
Loss on early extinguishment of debt	—	—	427	17
Normalized FFO attributable to common shareholders	$13,176	$70,069	$139,589	$239,441

Weighted average common shares outstanding (basic)	237,752	237,608	237,707	237,585
Weighted average common shares outstanding (diluted)	237,752	237,608	237,707	237,585

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.45)	$(0.12)	$(0.52)	$(0.15)
FFO attributable to common shareholders	$0.03	$0.28	$0.65	$0.96
Normalized FFO attributable to common shareholders	$0.06	$0.29	$0.59	$1.01
Distributions declared	$0.01	$0.15	$0.17	$0.69
(1)Costs and payment obligations related to compliance assessment at one of DHC’s senior living communities consist of residents fees and services as well as property operating expenses. Residents fees and services for the three and nine months ended September 30, 2020 for our SHOP segment is net of a $4,005 reserve for an estimated Medicare refund we expect to pay. Property operating expenses for the three and nine months ended September 30, 2020 for our SHOP segment includes $2,167 of estimated penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, related to the Medicare refund we expect to pay.
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Net Income (Loss) to NOI:
Net loss	$(105,788)	$(27,946)	$(119,387)	$(32,258)

Equity in earnings of an investee	—	(83)	—	(617)
Income tax expense (benefit)	365	(146)	1,048	(47)
Loss from continuing operations before income tax (expense) benefit and equity in earnings of an investee	(105,423)	(28,175)	(118,339)	(32,922)
Loss on early extinguishment of debt	—	—	427	17
Gain on lease termination	—	—	(22,896)	—
Interest expense	58,091	44,817	143,715	136,840
Interest and other income	(134)	(238)	(8,008)	(590)
Gains and losses on equity securities, net	(12,510)	(40)	(14,541)	41,476
Dividend income	—	—	—	(1,846)
Loss (gain) on sale of properties	211	(4,183)	(2,403)	(21,893)
Impairment of assets	64,202	33,099	106,611	41,518
Acquisition and certain other transaction related costs	53	2,492	803	11,209
General and administrative	6,988	9,604	23,132	28,287
Depreciation and amortization	67,211	73,368	204,466	219,522
Total NOI	$78,689	$130,744	$312,967	$421,618

Office Portfolio NOI	$60,787	$65,826	$191,468	$208,730
SHOP NOI (1)	7,899	49,655	89,071	166,606
Non-Segment NOI	10,003	15,263	32,428	46,282
Total NOI	$78,689	$130,744	$312,967	$421,618
(1)Residents fees and services for the three and nine months ended September 30, 2020 for our SHOP segment is net of a $4,005 reserve for an estimated Medicare refund we expect to pay. Property operating expenses for the three and nine months ended September 30, 2020 for our SHOP segment includes $2,167 of estimated penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, related to the Medicare refund we expect to pay.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of cash to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, borrowings under our revolving credit facility and proceeds from the disposition of certain properties. We believe that these sources will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:
•our ability to receive rents from our tenants in light of the COVID-19 pandemic and resulting economic downturn and generally;
•our ability to maintain or increase the occupancy of, and the rental rates at, our properties or reduce the extent of the declines in occupancy and rental rates in response to the COVID-19 pandemic and resulting economic downturn, particularly at our senior living communities;

•our ability to control operating expenses and capital expenses at our properties, including increased operating expenses in response to the COVID-19 pandemic; and
•our manager's ability to operate our managed senior living communities during the COVID-19 pandemic and generally so as to maintain or increase our returns or, during the COVID-19 pandemic and resulting economic downturn, to reduce the extent of the declines in our returns.
We continue to carefully monitor the developments of the COVID-19 pandemic and resulting economic downturn and their impact on our tenants, operators and other stakeholders, including at our senior living communities.
In response to the operating challenges and uncertain economic challenges as a result of the COVID-19 pandemic, in June 2020, we issued $1.0 billion aggregate principal amount of our 9.75% senior notes due 2025. We used the net proceeds from this offering to prepay in full our $250.0 million unsecured term loan that was scheduled to mature on June 12, 2020 and to reduce amounts outstanding under our revolving credit facility. Additionally, beginning in the second quarter of 2020, we reduced our quarterly cash distribution rate on our common shares to $0.01 per share. As of November 2, 2020, we granted requests for certain of our tenants to defer rent payments totaling $2.2 million with respect to leases that represent, as of September 30, 2020, approximately 5.3% of our annualized rental income. These tenants are obligated to pay, in most cases, the deferred rents in 12 equal monthly installments beginning in 2020. For the three months ended September 30, 2020, we collected approximately 99% of our contractual rents due from tenants in our Office Portfolio segment.
During the nine months ended September 30, 2020, we sold 17 properties for an aggregate sales price of $80.6 million, excluding closing costs. In October and November 2020, we sold four properties for an aggregate sales price of $49.0 million, excluding closing costs, and as of November 2, 2020, we had 21 properties under agreements to sell for an aggregate sales price of approximately $167.4 million, excluding closing costs. The impact of the COVID-19 pandemic and the resulting economic conditions is likely to cause many of these property sales to be delayed or occur over a protracted period of time or not at all. The measures noted above and anticipated sales of our properties may not sufficiently offset the decrease in cash flows from operations and essential capital investments we make during the COVID-19 pandemic, which may negatively impact our liquidity and result in increased borrowings under our revolving credit facility.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents and restricted cash at beginning of period	$52,224	$70,071
Net cash provided by (used in):
Operating activities	158,979	195,670
Investing activities	(42,136)	(26,234)
Financing activities	(70,692)	(176,058)
Cash and cash equivalents and restricted cash at end of period	$98,375	$63,449
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from certain of our senior living community tenants monthly, quarterly or annually.
The decrease in cash provided by operating activities for the nine months ended September 30, 2020 compared to the prior period was primarily due to the Restructuring Transaction and the results from the converted managed communities for the 2020 period being less than our rental income for these communities in the 2019 period, as well as reduced NOI as a result of dispositions of properties during 2019 and 2020 and resulting changes in our working capital assets and liabilities from the converted managed communities which are now included in our condensed consolidated balance sheets commencing in the 2020 period. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the New Management Agreements for all of our senior living communities operated by Five Star, as described in Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The decreases noted above are partially offset by a decrease in business management fee expenses in the 2020 period compared to the 2019 period, particularly as a result of no business management incentive fee expense having been paid in the 2020 period.

As noted elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic has had a substantial adverse impact on the global economy. Depending on the duration and severity of this pandemic and the resulting economic downturn, our tenants' and operators' businesses may become significantly adversely impacted, which may result in their failing to pay rent to us or to renew their leases upon expiration, and we will realize decreased returns from our senior living communities. We have granted requests for certain of our tenants to defer rent payments totaling $2.2 million. As of September 30, 2020, we recognized an increase in our accounts receivable balance related to these deferred rent payments of $4.5 million. These tenants are obligated to pay, in most cases, the deferred rents in 12 equal monthly installments beginning in 2020. For the three months ended September 30, 2020, we collected approximately 99% of our contractual rents due from tenants in our Office Portfolio segment. We are handling requests from our tenants for relief on an individual basis. We also believe that, other than in our SHOP segment, overall tenant retention levels may increase as a result of the COVID-19 pandemic.
Our Investing Liquidity and Resources
The increase in cash used in investing activities for the nine months ended September 30, 2020 compared to the prior year period was primarily due to proceeds from our sale of all of the RMR Inc. class A common stock that we owned in the 2019 period, partially offset by a decrease in real estate improvements and higher proceeds from the sale of real estate properties in the 2020 period compared to the 2019 period.
The following is a summary of cash used for capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Office Portfolio segment capital expenditures:
Lease related costs (1)	$4,411	$4,622	$13,293	$16,906
Building improvements (2)	4,990	5,673	11,363	9,597
SHOP segment fixed assets and capital improvements	15,988	4,997	37,411	11,796
Recurring capital expenditures	$25,389	$15,292	$62,067	$38,299

Development, redevelopment and other activities - Office Portfolio segment (3)	$14,832	$8,220	$37,987	$23,564
Development, redevelopment and other activities - SHOP segment (3)(4)	4,927	7,509	19,926	26,386
Total development, redevelopment and other activities	$19,759	$15,729	$57,913	$49,950
(1)Office Portfolio segment lease related costs generally include capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space and other leasing related costs, such as brokerage commissions and tenant inducements.
(2)Office Portfolio segment building improvements generally include expenditures to replace obsolete building components that extend the useful life of existing assets or other improvements to increase the marketability of the property.
(3)Development, redevelopment and other activities generally include capital expenditures that reposition a property or result in new sources of revenue.
(4)Prior period includes capital improvements for communities that were previously leased to Five Star.
During the three and nine months ended September 30, 2020, we invested $0.5 million and $1.3 million, respectively, in revenue producing capital improvements at certain of our triple net leased senior living communities leased to private operators, and, as a result, annual rent payable to us increased by approximately $0.03 million and $0.07 million, respectively, pursuant to the terms of the applicable leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases. These capital improvement amounts are not included in the table above.

During the three months ended September 30, 2020, commitments made for expenditures in connection with leasing space in our medical office and life science properties, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	67	135	202
Total leasing costs and concession commitments (1)	$3,632	$1,331	$4,963
Total leasing costs and concession commitments per square foot (1)	$54.57	$9.85	$24.60
Weighted average lease term (years) (2)	8.8	5.7	7.0
Total leasing costs and concession commitments per square foot per year (1)	$6.20	$1.73	$3.51
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
(2)Weighted based on annualized rental income pursuant to existing leases as of September 30, 2020, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.
We plan to continue investing essential capital in our senior living communities to better position these communities in their respective markets in order to increase our returns in future years, but certain projects have been delayed and may continue to be delayed in the future due to COVID-19 related community access restrictions and other state and local ordinances that may limit our ability to proceed with these projects on a timely basis.
As of September 30, 2020, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our medical office and life science properties of approximately $18.4 million.
We are currently in the process of redeveloping three properties in our Office Portfolio located in Tempe, AZ, San Diego, CA and Lexington, MA. These redevelopment projects may require significant capital expenditures and time to complete. During the three months ended September 30, 2020, we entered into a new 10-year lease at a rental rate that is approximately 20% higher than the prior rental rate for the same space at one of these buildings located in San Diego, CA. We have continued to progress on these redevelopments during 2020.
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
Our Financing Liquidity and Resources
The decrease in cash used in financing activities for the nine months ended September 30, 2020 compared to the prior period was primarily due to net proceeds from our issuance in June 2020 of $1.0 billion aggregate principal amount of our 9.75% senior notes, decreased repayments of senior unsecured notes in the 2020 period and a reduction in distributions paid to our shareholders in the 2020 period, partially offset by our repayment in June 2020 of our $250.0 million senior unsecured term loan and increased repayments of borrowings under our revolving credit facility in the 2020 period compared to the 2019 period.
As of September 30, 2020, we had $82.2 million of cash and cash equivalents and $1.0 billion available to borrow under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes.
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

Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. The facility also includes a feature pursuant to which, following the termination of the Amendment Period, in certain circumstances maximum borrowings under the facility may be increased to up to $2.0 billion. At September 30, 2020, our revolving credit facility required interest to be paid on borrowings at the annual rate of 2.6%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. As of September 30, 2020 and November 2, 2020, we had no outstanding borrowings under our revolving credit facility.
In June 2020, we amended our credit and term loan agreements. The amendments modify certain of the financial covenants under these agreements through the Amendment Period, during which, subject to certain conditions, we will continue to have access to undrawn amounts under our revolving credit facility. We have the right to terminate the Amendment Period prior to June 30, 2021, subject to certain conditions. During the Amendment Period:
•our interest rate premium over LIBOR under our revolving credit facility and term loan increased by 50 basis points;
•we will generally be required to apply the net cash proceeds from the disposition of assets, capital markets transactions, debt financings or COVID-19 government stimulus programs, if allowed, to the repayment of outstanding loans under our revolving credit facility, if any;
•we will be subject to certain additional covenants, including additional restrictions on our ability to incur indebtedness (with exceptions for borrowings under our revolving credit facility and certain other categories of secured and unsecured indebtedness), and to acquire real property or make other investments (with exceptions for, among other things, certain categories of capital expenditures and costs);
•we will be required to maintain unrestricted liquidity (unrestricted cash and undrawn availability under our revolving credit facility) of not less than $200.0 million; and
•our ability to pay distributions on our common shares will be limited to paying a cash dividend of $0.01 per common share per quarter and amounts required to maintain our qualification for taxation as a REIT and to avoid the payment of certain income and excise taxes.
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
We have a $200.0 million unsecured term loan that matures on September 28, 2022. This term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. At September 30, 2020, this term loan required interest to be paid at the annual rate of 2.8%. The interest rate premium is subject to adjustment based upon changes to our credit ratings.
During the nine months ended September 30, 2020, we paid quarterly cash distributions to our shareholders totaling approximately $40.4 million using existing cash balances and borrowings under our revolving credit facility. On October 15, 2020, we declared a quarterly distribution payable to common shareholders of record on October 26, 2020, of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about November 19, 2020 using cash on hand. For further information regarding the distribution we paid during 2020, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Off Balance Sheet Arrangements
As of September 30, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at September 30, 2020 were: (1) $2.7 billion outstanding principal amount of senior unsecured notes; (2) $200.0 million outstanding principal amount under our term loan; and (3) $685.0 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by seven properties. For further information regarding our indebtedness, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our credit and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit and term loan agreements, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit and term loan agreements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit and term loan agreements contain covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of September 30, 2020, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our credit and term loan agreements and our other debt obligations. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. If we believe we would not be able to satisfy our financial or other covenants, we would seek waivers or amendments prior to any covenant violation, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We can provide no assurance that we would be able to obtain these waivers or amendments or repay the related debt facilities, which would lead to an event of default or potential acceleration of amounts due on our outstanding debt.
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
All $1.0 billion of our 9.75% senior notes due 2025 are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.65 billion of senior unsecured notes do not have the benefit of any guarantees.
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
The following tables present summarized financial information for guarantor entities, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

	September 30, 2020	December 31, 2019
Real estate properties, net	$5,062,743	$5,212,252
Other assets, net	380,278	260,169
Total assets	$5,443,021	$5,472,421

Indebtedness, net	$2,813,547	$2,815,796
Other liabilities	311,746	182,092
Total liabilities	$3,125,293	$2,997,888

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Revenues	$1,149,167	$888,704
Expenses	1,195,697	819,054
Loss from continuing operations	(123,492)	(84,136)
Net loss	(124,540)	(84,172)
Net loss attributable to DHC	(124,540)	(84,172)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board of directors and a managing director of Five Star; Jennifer Clark, our other Managing Trustee and our Secretary, is a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC, an officer of ABP Trust and a managing director and the secretary of Five Star; and each of our officers is also an officer and employee of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services, and some of which have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. and some of our Trustees and officers serve as trustees, directors or officers of these companies. For example, Five Star is our former subsidiary and former largest tenant, and it currently manages most of our senior living communities and we and Five Star restructured our business arrangements as of January 1, 2020. We and Adam Portnoy, directly and indirectly through ABP Trust and its subsidiaries, are significant stockholders of Five Star, owning, as of September 30, 2020, 33.9% and 6.4%, respectively, of outstanding Five Star common shares.
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

Impact of Government Reimbursement
For the nine months ended September 30, 2020, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and the remainder of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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
Fixed Rate Debt
At September 30, 2020, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$300,000	6.75%	$20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	1,000,000	9.75%	97,500	2025	Semi-Annually
Senior unsecured notes	500,000	4.75%	23,750	2028	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Mortgage note	12,011	6.28%	754	2022	Monthly
Mortgage note	10,784	4.85%	523	2022	Monthly
Mortgage note	15,889	5.75%	914	2022	Monthly
Mortgage note	15,752	6.64%	1,046	2023	Monthly
Mortgage notes (2)	620,000	3.53%	21,886	2026	Monthly
Mortgage note	10,526	4.44%	467	2043	Monthly
	$3,334,962		$214,295
(1)The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts. This table does not include obligations under finance leases.
(2)The life science property encumbered by these mortgages is owned in a joint venture arrangement in which we own a 55% equity interest. The principal amounts listed in the table for these debts have not been adjusted to reflect the equity interest in the joint venture that we do not own.
No principal repayments are due under our unsecured notes until maturity. Our mortgage notes generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $33.3 million.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2020, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $35.4 million.
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
Floating Rate Debt
At September 30, 2020, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had no outstanding borrowings, and our $200.0 million term loan. Our revolving credit facility matures in January 2022, and, subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2023. Generally, no principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $200.0 million term loan matures in September 2022 and is prepayable without penalty at any time.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2020 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2020	2.75%	$200,000	$5,500	$0.02
One percentage point increase	3.75%	$200,000	$7,500	$0.03
(1)Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loan as of September 30, 2020.
(2)Based on weighted average number of shares outstanding (basic and diluted) for the nine months ended September 30, 2020.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2020 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2020	2.58%	$1,200,000	$30,960	$0.13
One percentage point increase	3.58%	$1,200,000	$42,960	$0.18
(1)Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loan as of September 30, 2020.
(2)Based on weighted average number of shares outstanding (basic and diluted) for the nine months ended September 30, 2020.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our tenants' and operators' businesses,
•The likelihood and extent to which the COVID-19 pandemic and its aftermath will negatively impact our tenants' and senior living community residents' ability to pay rent,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•The ability of Five Star, the manager of our managed senior living communities, to manage our senior living communities during the COVID-19 pandemic and to manage them profitably and maintain or increase our returns from our managed senior living communities, or to limit the extent of decreases in our returns during the COVID-19 pandemic and economic downturn,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Our ability to retain our existing tenants, attract new tenants and maintain or increase current rental rates on terms as favorable to us as our prior leases,
•The credit qualities of our tenants,
•Our ability to compete for tenancies and acquisitions effectively,
•Our ability to maintain and increase occupancy, revenues and NOI at our properties, or to limit their decline during the COVID-19 pandemic and economic downturn,
•Our expectations regarding the impact of the COVID-19 pandemic on our tenants, the healthcare sector and our financial condition,
•The expectation that, as a result of the COVID-19 pandemic, overall tenant retention levels may increase,
•Our application for additional funds that may be available under the CARES Act Provider Relief Fund may be denied and we may not receive any additional funding,
•Our acquisitions and sales of properties,
•Our closures of senior living communities,
•Our ability to raise debt or equity capital,
•Our ability to complete our target dispositions,
•The future availability of borrowings under our revolving credit facility,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to pay interest on and principal of our debt,
•Our ability to appropriately balance our use of debt and equity capital,

•Our credit ratings,
•Our expectation that we benefit from our relationships with RMR LLC and RMR Inc.,
•Our qualification for taxation as a REIT, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of the COVID-19 pandemic and its aftermath on us and our tenants' and operators' businesses,
•The impact of conditions in the economy and the capital markets on us and our tenants and operators,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Competition within the healthcare and real estate industries, particularly in those markets in which our properties are located,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Five Star, RMR LLC, RMR Inc. and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•If the severity of the COVID-19 pandemic continues for an extended period or if business activity and the economy fail to sufficiently improve if and when the substantial adverse impacts of the COVID-19 pandemic abate, we may realize sustained losses and liquidity challenges. Further, we may incur increased operating expenses, particularly at our senior living communities, for supplies and personnel to address the current COVID-19 pandemic and we may be prevented from accepting additional residents at certain of our senior living communities if we become restricted from doing so due to the COVID-19 pandemic. In addition, under the current economic conditions, our tenants and operators may not be able to profitably operate their businesses at our properties, our tenants may become unable or unwilling to pay rent owed to us, or the manager of our senior living communities may be unable to generate our minimum returns for sustained periods. Additionally, our ability to borrow under our credit facility is subject to us satisfying financial and other covenants, and if we default under our credit facility or other debt obligations due to the impact of the COVID-19 pandemic or otherwise, we may be required to repay our outstanding borrowings and other debt. Further, although we have taken steps to enhance our ability to maintain sufficient liquidity, unanticipated events, such as emergencies in addition to, or as an expansion of, the current impact of the COVID-19 pandemic, may require us to expend amounts not currently planned,
•The Conversion was a significant change in our business arrangements with Five Star and has resulted, and will likely continue to result in the future, in our realizing significantly different operating results from our senior living communities managed by Five Star, including increased variability in such results,
•If Five Star fails to provide quality services at our senior living communities, the NOI generated by these communities may be adversely affected,

•Five Star, the manager of our managed senior living communities, has experienced significant operating and financial challenges, resulting from a number of factors, some of which are beyond Five Star's control, and which challenges directly impact our operating results from our managed senior living communities, including, but not limited to:
•The impact of the COVID-19 pandemic,
•Increases in Five Star's labor costs or in costs Five Star pays for goods and services,
•Competition within the senior living industry,
•Seniors delaying or forgoing moving into senior living communities or purchasing healthcare services that Five Star provides,
•The impact of changes in the economy and the capital markets on Five Star and its residents and other customers,
•Changes in Medicare or Medicaid policies and regulations or the possible future repeal, replacement or modification of these or other existing or proposed legislation or regulations,
•Increases in compliance costs,
•Continued efforts by third party payers to reduce healthcare costs,
•Increases in tort and insurance liability costs, and
•Five Star's exposure to litigation and regulatory and government proceedings due to the nature of its business.
•If Five Star's other operations are not profitable or if it does not operate our managed senior living communities successfully, it could become insolvent,
•We own a significant number of Five Star common shares and we expect to own these shares for the foreseeable future. However, we may sell some or all of our Five Star common shares, or our ownership interest in Five Star may otherwise be diluted in the future,
•Beginning in the second quarter of 2020, we reduced our quarterly cash distribution rate on our common shares to $0.01 per share ($0.04 per common share annually) due to the operating challenges and uncertain economic challenges as a result of the COVID-19 pandemic. Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees will consider many factors when setting or resetting our distribution rate, including our historical and projected net income, Normalized FFO, our then current and expected needs and availability of cash to pay our obligations, distributions which we may be required to pay to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution may change and may vary from our expectations. Accordingly, future distributions to our shareholders may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•We plan to selectively sell certain properties from time to time to fund future acquisitions, subject to limitations on acquisitions in agreements governing our debt, and to strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. In addition, to reduce our leverage, we have sold properties and other assets and have identified additional properties to sell. We expect that the pace of our future asset sales will slow considerably because of current market conditions related to the COVID-19 pandemic. We cannot be sure we will sell any of these properties or what the terms or timing of any such sales may be. In addition, in the case of our capital recycling program, we cannot be sure that we will acquire replacement properties that improve the quality of our portfolio or our ability to increase our distributions to shareholders, and, we may sell properties at prices that are less than expected and less than their carrying values and therefore incur losses,

•We expect to selectively close certain of our senior living communities from time to time to reduce future operating losses. We cannot be sure we will close any of these communities or what the terms or timing of any such closures may be. In addition, we cannot be sure that we will reduce operating losses or otherwise improve the quality of our portfolio through any such closures,
•Contingencies in our acquisition and sale agreements that we may enter may not be satisfied and any acquisitions and sales pursuant to such agreements and any related management arrangements we may expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•The essential capital investments we are making at our senior living communities and our plan to invest additional capital into our senior living communities to better position them in their respective markets in order to increase our future returns may not be successful and may not achieve our expected results. Our senior living communities may not be competitive, despite these capital investments, or these capital investments may be delayed due to the COVID-19 pandemic,
•Our redevelopment projects may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects,
•We may spend more for capital expenditures than we currently expect,
•Our existing joint venture and any other joint ventures that we may enter may not be successful,
•Our tenants may experience losses and default on their rent obligations to us,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Our ability to grow our business and maintain or increase our distributions to shareholders depends in large part upon our ability to buy properties and arrange for their profitable operation or lease them for rents, less their property operating expenses, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and are currently subject to limitations from making acquisitions under the agreements governing our debt, and we may fail to reach agreement with the sellers and complete the purchase of any properties we do want to acquire. In addition, any properties we may acquire may not provide us with rents or revenues less property operating costs that exceed our capital costs or achieve our expected returns. If our cash flows are reduced and our leverage increases, we may need to sell additional properties,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•We expect to enter into additional management arrangements with Five Star for additional senior living communities that we own or may acquire in the future. However, we cannot be sure that we will enter into any additional management or other arrangements with Five Star,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The maximum borrowing availability under our revolving credit facility and our $200.0 million term loan may be increased to up to $2.4 billion on a combined basis in certain circumstances. However, increasing the maximum borrowing availability under our revolving credit facility and this term loan is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,

•The premiums used to determine the interest rate payable on our revolving credit facility and term loan and the facility fee payable on our revolving credit facility are based on our credit ratings. In March 2020, our issuer credit rating was downgraded as a result of which our revolving credit facility and term loan premiums and facility fee increased,
•We may be unable to repay our debt obligations when they become due,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•For the three months ended September 30, 2020, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments,
•We and Five Star have made a voluntary disclosure to the OIG of certain inadequate documentation Five Star identified related to Medicare billing and other issues at a senior living community Five Star manages for us, and we have accrued a revenue reserve of $4.0 million for Medicare payments we expect to repay and recognized $2.2 million of estimated related penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, with respect to this matter. There can be no assurance that the OIG will agree with the amounts of repayments and penalties which we have estimated. Accordingly, the revenue reserve of $4.0 million and the other related penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, of $2.2 million may be inadequate to resolve these matters, and any increased amounts may be material,
•Circumstances that adversely affect the ability of seniors or their families to pay for our manager's and other operators' services, such as economic downturns, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,
•It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,
•Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes experience deficiencies in the operation of our senior living communities and some of our communities may be prohibited from admitting new residents or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to obtain licenses for or attract residents to our other communities,
•We believe that our relationships with our related parties, including Five Star, RMR LLC, RMR Inc., ABP Trust and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.
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

Further, the extent and strength of any economic recovery after the COVID-19 pandemic ends or otherwise are uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic ends and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.

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

We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:

•we reduced our quarterly cash distribution rate on our common shares to $0.01 per share payable;

•we amended certain financial covenants under our credit and term loan agreements through June 30, 2021 in order to provide us with additional flexibility;

•we have been in regular, frequent contact with our senior living communities' manager to adopt measures to minimize losses, preserve liquidity and maintain operations; and

•we have communicated with many of our medical office, life science and other tenants regarding their operation of or at our properties in the current challenging economic conditions, and we have agreed to provide deferrals of approximately $2.2 million of rent owed to us that are generally required to be repaid in installments beginning later this year.

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

Beginning in the second quarter of 2020, we reduced our quarterly cash distributions on our common shares to $0.01 per share. We currently intend to continue to make quarterly distributions to our shareholders at this rate for at least the Amendment Period, subject to applicable REIT tax requirements. However:

•our ability to make or sustain the rate of distributions may continue to be adversely affected by the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;

•our making of distributions is subject to restrictions contained in our credit and term loan agreements, including being limited to amounts required to maintain our qualification for taxation as a REIT and $0.01 per common share per quarter during the Amendment Period, and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under our credit and term loan agreements, we may be limited or in some cases prohibited from making distributions to our shareholders; and

•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our historical and projected net income, Normalized FFO, our then current and expected needs and availability of cash to pay our obligations, distributions which we may be required to pay to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt and other factors deemed relevant by our Board of Trustees in its discretion.

For these reasons, among others, our distribution rate may not increase for an indefinite period and could be eliminated.

In order to preserve liquidity, we may elect to pay distributions to our shareholders, in part, in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.

Our investment activities, other than capital expenditures at our existing properties, have been significantly curtailed and we expect that to continue for an indefinite period.

We are not actively pursuing acquisitions at this time. In addition, we have reduced our expectations for capital spending significantly. In addition, our credit and term loan agreements limit our ability to make acquisitions. As a result, we will be limited in pursuing investments, which may limit our ability to grow and to act upon opportunities we believe would benefit us.

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

The current economic conditions resulting from the COVID-19 pandemic have negatively impacted our tenants' businesses, operations and liquidity. As a result of market disruptions due to the COVID-19 pandemic, some of our tenants have requested relief from their obligations to pay rent due to us. As of November 2, 2020, we granted requests for certain of our tenants to defer rent payments totaling $2.2 million. These tenants are obligated to pay, in most cases, the deferred rents in 12 equal monthly installments beginning in 2020. We expect to receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. If conditions do not sufficiently and sustainably improve for these tenants, they may be unable to pay deferred or future rent owed to us when due or otherwise. In addition, if our tenants and senior living communities' manager are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents and returns received and we may be unable to find suitable replacement tenants and managers for an extended period or at all and the terms of our agreements with those replacement tenants and managers may not be as favorable to us as the terms of our agreements with our existing tenants and manager.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2020:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2020	42,180	$3.38	—	$—
Total	42,180	$3.38	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain other employees of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Item 6. Exhibits.

Exhibit Number	Description
3.1
Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary, dated June 30, 2017. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 30, 2017.)
3.4	Articles Supplementary, dated May 19, 2020. (Incorporated by reference to the Company's Current Report on Form 8-K filed May 20, 2020.)
3.5	Amended and Restated Bylaws of the Company, adopted January 1, 2020. (Incorporated by reference to the Company's Current Report on Form 8-K filed January 2, 2020.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K filed January 2, 2020.)
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

4.5
Supplemental Indenture No. 7, dated as of July 20, 2012, between the Company and U.S. Bank National Association, related to 5.625% Senior Notes due 2042, including form thereof (Incorporated by reference to the Company's Registration Statement on Form 8-A filed July 20, 2012.)

4.6
Supplemental Indenture No. 9, dated as of April 28, 2014, between the Company and U.S. Bank National Association, related to 4.75% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.7	Indenture, dated as of February 18, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company's Current Report on Form 8-K filed February 18, 2016.)
4.8
First Supplemental Indenture, dated as of February 18, 2016, between the Company and U.S. Bank National Association, related to 6.25% Senior Notes due 2046, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K filed February 18, 2016.)

4.9
Second Supplemental Indenture, dated as of February 12, 2018, between the Company and U.S. Bank National Association, related to 4.75% Senior Notes due 2028, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.)

4.10
Third Supplemental Indenture, dated as of June 2, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 9.750% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 5, 2020.)

4.11
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 8, 2015.)

10.1	Form of Share Award Agreement. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED HEALTHCARE TRUST

	By:	/s/ Jennifer F. (Francis) Mintzer
Jennifer F. (Francis) Mintzer
President and Chief Operating Officer

Dated: November 5, 2020

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: November 5, 2020