Form 10-K
period 2020-12-31
DIVERSIFIED HEALTHCARE TRUST
filed 2021-02-25
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.0 billion based on the $4.43 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2020. For purposes of this calculation, an aggregate of 3,014,390 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
    Number of the registrant's common shares outstanding as of February 23, 2021: 238,268,478.
    References in this Annual Report on Form 10-K to the Company, DHC, we, us or our mean Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
    Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our tenants' and operators' businesses, including the ability of our tenants and senior living community residents to pay rent to us,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•The ability of Five Star Senior Living Inc., or Five Star, the manager of our managed senior living communities, to minimize the negative impact from the COVID-19 pandemic on our senior living communities and to manage them profitably and increase our returns,
•Our belief that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including the senior living industry,
•Our belief that the healthcare sector and many of our tenants and our manager provide essential services across the United States and the implication that our and our tenants' and managers' businesses will remain open to provide such essential services,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Our ability to retain our existing tenants, attract new tenants and maintain or increase current rental rates on terms as favorable to us as our prior leases,
•The credit qualities of our tenants,
•Our ability to compete for tenancies and acquisitions effectively,
•Our ability to maintain and increase occupancy, revenues and net operating income, or NOI, at our properties, or to limit their decline during the COVID-19 pandemic and economic downturn,
•The expectation that, other than in our senior housing operating portfolio, or SHOP, segment, overall tenant retention levels may increase as a result of the COVID-19 pandemic and its aftermath,
•Our application for additional funds under the Coronavirus Aid, Relief, and Economic Security Act Provider Relief Fund may be denied and we may not receive any additional funding,
•Our acquisitions and sales of properties,
•Our closures of senior living communities,
•Our ability to raise debt or equity capital,
•Our ability to complete dispositions,
•The future availability of borrowings under our revolving credit facility,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to pay interest on and principal of our debt,
i

•Our ability to appropriately balance our use of debt and equity capital,
•Our credit ratings,
•Our expectation that we benefit from our relationships with The RMR Group LLC, or RMR LLC,
•Our qualification for taxation as a real estate investment trust, or REIT, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impacts of the COVID-19 pandemic and its aftermath on us and our tenants' and operators' businesses,
•The impact of conditions in the economy and the capital markets on us and our tenants and operators,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Competition within the healthcare and real estate industries, particularly in those markets in which our properties are located,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Five Star, RMR LLC and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•If the severity of the COVID-19 pandemic continues for an extended period or if business activity and the economy fail to sufficiently improve if and when the substantial adverse impacts of the COVID-19 pandemic abate, we may realize sustained losses and liquidity challenges. Further, we may incur increased operating expenses, particularly at our senior living communities, for supplies and personnel to address the current COVID-19 pandemic and we may be prevented from accepting additional residents at certain of our senior living communities if we become restricted from doing so due to the COVID-19 pandemic. In addition, under the current economic conditions, our tenants and operators may not be able to profitably operate their businesses at our properties, our tenants may become unable or unwilling to pay rent owed to us, or the manager of our senior living communities may be unable to generate our minimum returns for sustained periods. Additionally, our ability to borrow under our credit facility is subject to us satisfying financial and other covenants, and if we default under our credit facility or other debt obligations due to the impacts of the COVID-19 pandemic or otherwise, we may be required to repay our outstanding borrowings and other debt. Further, although we have taken steps to enhance our ability to maintain sufficient liquidity, unanticipated events, such as emergencies in addition to, or as an expansion of, the current impacts of the COVID-19 pandemic, may require us to expend amounts not currently planned,
•This Annual Report on Form 10-K states that, as of February 20, 2021, more than 87% of residents and more than 43% of staff at our SHOP communities have received vaccinations and that we expect vaccination clinics for SHOP community residents and staff to be substantially complete by the end of the first quarter of 2021; however, the availability and rate of vaccinations may not continue at the current pace and may be delayed, including for reasons beyond our control,

•This Annual Report on Form 10-K discusses recent increases in sales leads; however, recent increases in sales leads may not result in substantial move-ins by residents in the future, SHOP segment occupancy rates may not improve and could decline further and senior living performance may take longer to recover than we expect,
•Five Star, the manager of our managed senior living communities, has experienced significant operating and financial challenges, resulting from a number of factors, some of which are beyond Five Star's control, and which challenges directly impact our operating results from our managed senior living communities, including, but not limited to:
◦The impacts of the COVID-19 pandemic,
◦Increases in Five Star's labor costs or in costs Five Star pays for goods and services,
◦Competition within the senior living industry,
◦Seniors delaying or forgoing moving into senior living communities or purchasing healthcare services that Five Star provides,
◦The impact of changes in the economy and the capital markets on Five Star and its residents and other customers,
◦Changes in Medicare or Medicaid policies and regulations or the possible future repeal, replacement or modification of these or other existing or proposed legislation or regulations,
◦Increases in compliance costs,
◦Continued efforts by third party payers to reduce healthcare costs,
◦Increases in tort and insurance liability costs, and
◦Five Star's exposure to litigation and regulatory and government proceedings due to the nature of its business.
•We cannot be sure that the vaccination clinics that are being conducted by Five Star for SHOP community residents and staff will be substantially complete by the end of the first quarter of 2021,
•We own a significant number of Five Star common shares and we expect to own these shares for the foreseeable future. However, we may sell some or all of our Five Star common shares, or our ownership interest in Five Star may otherwise be diluted in the future,
•Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year, due to the operating challenges and uncertain economic challenges as a result of the COVID-19 pandemic. Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees will consider many factors when setting or resetting our distribution rate, including our historical and projected net income, Normalized FFO, our then current and expected needs and availability of cash to pay our obligations, distributions which we may be required to pay to satisfy our REIT distribution requirements, limitations in the agreements governing our debt and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution may change and may vary from our expectations. Accordingly, future distributions to our shareholders may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•We may be unable to repay our debt obligations when they become due,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,

•Subject to limitations on acquisitions in agreements governing our debt, we plan to selectively sell certain properties from time to time to fund future acquisitions, and to strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. In addition, to reduce our leverage, we have sold properties and other assets and have identified additional properties to sell. We expect that the pace of our future asset sales will slow considerably because of current market conditions related to the COVID-19 pandemic. We cannot be sure we will sell any of these properties or what the terms or timing of any such sales may be. In addition, in the case of our capital recycling program, we cannot be sure that we will acquire replacement properties that improve the quality of our portfolio or our ability to increase our distributions to shareholders, and, we may sell properties at prices that are less than expected and less than their carrying values and therefore incur losses,
•Contingencies in our acquisition and sale agreements that we may enter may not be satisfied and any acquisitions and sales pursuant to such agreements and any related management arrangements we may expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•The capital investments we are making at our senior living communities and our plan to invest additional capital into our senior living communities to better position them in their respective markets in order to increase our future returns may not be successful and may not achieve our expected results. Our senior living communities may not be competitive, despite these capital investments, or these capital investments may be delayed due to the COVID-19 pandemic,
•Our redevelopment projects may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects,
•We may spend more for capital expenditures than we currently expect,
•Our existing joint venture and any other joint ventures that we may enter may not be successful,
•Our tenants may experience losses and default on their rent obligations to us,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Our ability to grow our business and maintain or increase our distributions to shareholders depends in large part upon our ability to buy properties and arrange for their profitable operation or lease them for rents, less their property operating expenses, that exceed our capital costs. We are currently generally prohibited from making acquisitions pursuant to the agreement governing our revolving credit facility, or our credit agreement, during the Amendment Period (as defined below). In addition, even after these restrictions expire, we may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchase of any properties we do want to acquire. In addition, we may not realize the returns we expect on any properties we acquire,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•We expect to enter into additional management arrangements with Five Star for additional senior living communities that we own or may acquire in the future. However, we cannot be sure that we will enter into any additional management or other arrangements with Five Star,
•Although we obtained a limited waiver of certain financial covenants under our credit agreement through June 2022, or the Amendment Period, we may fail to satisfy other covenants or conditions contained in such agreement or in the agreements governing our public debt. Our ability to borrow under our revolving credit facility is subject to our satisfying financial covenants and other conditions. If our operating results and financial condition are further significantly and adversely impacted by the COVID-19 pandemic and its aftermath or otherwise, we may fail to satisfy those covenants and condition, including the ratio of income available for debt service to debt service covenant, in which case we may be unable to borrow additional amounts under our revolving credit facility,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,

•We have options to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•The premiums used to determine the interest rate payable on our revolving credit facility and term loan and the facility fee payable on our revolving credit facility are based on our credit ratings, which are subject to change,
•For the year ended December 31, 2020, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments,
•Circumstances that adversely affect the ability of seniors or their families to pay for our manager's and other operators' services, such as economic downturns, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,
•It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,
•Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes experience deficiencies in the operation of our senior living communities and some of our communities may be prohibited from admitting new residents or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to obtain licenses for or attract residents to our other communities,
•We believe that our relationships with our related parties, including Five Star and RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.
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
The information contained elsewhere in this Annual Report on Form 10-K or in our other filings with the Securities and Exchange commission, or SEC, including under the caption “Risk Factors,” or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our other filings with the SEC are available on the SEC's website at www.sec.gov.
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

DIVERSIFIED HEALTHCARE TRUST
2020 FORM 10-K ANNUAL REPORT

PART I
Item 1.  Business.
Our Company
We are a real estate investment trust, or REIT, that was organized under Maryland law in 1998. We own medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2020, we owned 397 properties located in 36 states and Washington, D.C. On that date, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $8.2 billion.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8350.
Our Business Strategy
We believe that the aging of the U.S. population benefits our portfolio of healthcare real estate. According to U.S. Census data, between now and 2030, more than 20% of the total U.S. population will reach age 65, or the equivalent of 10,000 people per day. We believe that this will increase demand for healthcare services and products supplied by the tenants in our medical office and life science properties. The primary market for senior living services is individuals age 80 and older. According to U.S. Census data, the age 75+ demographic is projected to be among the fastest growing age cohorts in the United States over the next 20 years, and according to the Centers for Medicare & Medicaid Services, or CMS, the age 85+ demographic is projected to grow over 30% over the next five years. Also, as a result of medical advances, seniors are living longer, and CMS reports that healthcare spending is projected to grow at an average rate of 5.7% per year and reach $6.0 trillion by 2027.
In light of these demographic trends, we believe that the aging of the U.S. population will increase demand for existing medical office and life science properties, senior living communities (including active adult rental properties) and other medical and healthcare related properties. Although we are currently generally prohibited from making acquisitions or other capital investments pursuant to the terms of the agreements governing our revolving credit facility and our $200.0 million term loan, or collectively, our credit and term loan agreements, which are described below, we plan to seek to profit from this demand in the future by, over time, acquiring additional properties and entering into leases and management arrangements with qualified tenants and managers which generate returns to us that exceed our operating and capital costs, including structuring leases that provide for or permit periodic rent increases. Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our potential residents’ family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford the resident fees at our senior living communities. Further, as discussed further elsewhere in this Annual Report on Form 10-K, the COVID-19 pandemic and expected economic impacts therefrom may negatively impact our senior living operations.
We seek to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining these properties. We also expect to use future sales proceeds, at such time as we are no longer prohibited from doing so pursuant to the agreement governing our revolving credit facility, or our credit agreement, to acquire new properties that we believe will help us reduce the average age of our properties, increase our weighted average lease term, reduce our ongoing capital requirements and/or increase our distributions to shareholders. We refer to this as our capital recycling program.
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
Senior Living Communities
Independent Living Communities.  Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living community usually bundles several services as part of a regular monthly charge. For example, an independent living community may include one or two meals per day in a central dining room, daily or weekly maid service or a social director in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some of our independent living communities, separate parts of the property are dedicated to assisted living and/or nursing services. We also own an active adult rental property, which we have classified as an independent living community.
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
Wellness Centers
Wellness centers typically have gymnasiums, strength and cardiovascular equipment areas, tennis and racquet sports facilities, pools, spas and children's centers. Professional sports training and therapist services are often available. Wellness centers often market themselves as clubs for which members may pay monthly fees plus additional fees for specific services.
Other Types of Real Estate
In the past, we have considered investing in real estate different from our existing property types and some properties located outside the United States. For example, we recently acquired an age restricted active adult rental property which we have classified as an independent living community, to diversify our portfolio of senior living communities. We may explore these or other alternative investments in the future.
Lease Terms
Our medical office and life science property leases include both “triple net” leases, as described below, and “net” and “modified gross” leases, where we are responsible for operating and maintaining the properties and we charge the tenants for some or all of the property operating expenses. A small percentage of our medical office and life science property leases are “full service” leases where we receive fixed rent from the tenants and do not charge the tenants for any property operating expenses. The leases for some of our senior living communities and all of our wellness centers are “triple net” leases.
Triple net leases generally require the tenants to pay rent and all property operating expenses, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the properties at their expense, to remove and dispose of hazardous substances on the properties in compliance with applicable law and to maintain insurance on the properties for their and our benefit. In the event of any damage, or immaterial condemnation, of a leased property, the tenants are generally required to rebuild with insurance or condemnation proceeds or, if such proceeds are insufficient, other amounts made available by us, if any, but if other amounts are made available by us, the rent will be increased accordingly. In the event of any material or total condemnation of a leased property, generally the lease will terminate with respect to that leased property, in which event we will be entitled to the condemnation proceeds and the rent will be reduced accordingly. In the event of any material or total destruction of a leased property, in certain cases the applicable tenant may terminate the lease with respect to that leased property, in which event the tenant will be required to pay us any shortfall in the amount of proceeds we receive from insurance compared to the replacement cost of that leased property.
Senior Housing Operating Portfolio Management Agreements
Because we are a REIT for U.S. federal income tax purposes, we generally may not operate our senior living communities. For most of our senior living communities, we use a taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, we lease certain of our communities to our TRSs and our TRSs enter into long term management agreements with third parties for the operation of such communities. These management agreements provide the manager with a management fee, which is a percentage of the gross revenues realized at the communities, plus reimbursement for the manager's direct costs and expenses related to the communities. The manager may also receive an annual incentive fee equal to a percentage of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than a percentage of the gross revenues realized.
Effective January 1, 2020, we completed a restructuring of our business arrangements, or the Restructuring Transaction, with Five Star Senior Living Inc., or Five Star, pursuant to which, among other things, our previously existing master leases with Five Star for 166 of our senior living communities and our previously existing management and pooling agreements for 78 of our senior living communities were terminated and replaced, or the Conversion, with new management agreements and a related omnibus agreement, or collectively, the Five Star management agreements.
Although we have various rights as owner under the Five Star management agreements, we rely on the manager's personnel, good faith, expertise, performance, technical resources, operating efficiencies, information systems, proprietary information and judgment to manage our managed senior living communities efficiently and effectively. We also rely on the manager to set resident fees and otherwise operate our managed senior living communities in compliance with the Five Star management agreements.
Under the Five Star management agreements, we assume the operational risks and fund the operations and capital and maintenance requirements for all those senior living communities that Five Star previously leased from us and now manages for our account. As a result, we are required to maintain sufficient funding for these purposes. Further, any funding we maintain for these purposes will not be available for other business purposes, which may limit our ability to pursue other business opportunities and could limit the amount of distributions we can pay to our shareholders. As a result of the Restructuring Transaction and the terms of the Five Star management agreements commencing January 1, 2020, the operating results of our senior living communities that were previously leased from us and operated by Five Star and are now managed by Five Star for our account are included in our operating results. The operating results of our other pre-existing and subsequently acquired or transitioned senior living communities managed by Five Star for our account are similarly included in our operating results. The change in our historical arrangements with Five Star from mostly leased to now managed has resulted, and likely will continue to result in future periods, in our realizing significantly increased variability in our operating results from our senior living communities from what we experienced in the past.
For more information about the Restructuring Transaction and the terms of the Five Star management agreements, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
COVID-19 Pandemic
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
We are closely monitoring the impacts of the COVID-19 pandemic on all aspects of our business, including:
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
With respect to our SHOP segment, we expect that our senior living community operators will be operating our communities at lower average occupancy with higher operating expenses per resident, which will likely lead to decreased returns to us as a result of the COVID-19 pandemic. Our operators continue to follow federal, state and local health department guidelines and their own infection prevention protocols but we expect to see additional cases of COVID-19 in our senior living communities.
Five Star, the manager of our senior living communities, has taken a number of proactive measures to protect the health and safety of their staff and our residents and patients, including:
•restricting access to our senior living communities to essential visitors and team members and only reopening communities when it is determined safe to do so in accordance with applicable federal, state and local regulations and guidelines and Five Star's internal criteria;
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
In December 2020, the U.S. Food and Drug Administration issued emergency use authorizations, or EUAs, to Pfizer Inc. / BioNTech SE and Moderna, Inc. for vaccines for the prevention of COVID-19. The Centers for Disease Control and Prevention's, or CDC's, Advisory Committee on Immunization Practices, or ACIP, has placed long-term care facility residents and healthcare personnel in the highest priority group to receive COVID-19 vaccines during "Phase 1a." Despite the issuances of these EUAs, and potentially others for additional vaccines in the future, it is expected to take an extended period of time, and considerable effort and expense, to vaccinate residents and employees at our senior living communities who wish to be vaccinated and several months for the vaccines to be produced, distributed and administered to a sufficient number of people to enable the cessation of the COVID-19 pandemic. Five Star has partnered with CVS Health Corporation to administer vaccines to SHOP community residents and staff, which commenced in December 2020. We expect vaccination clinics for SHOP community residents and staff to be substantially complete by the end of the first quarter of 2021. As it pertains to our SHOP segment, as of February 20, 2021:

•approximately 23,500 total residents and staff, or more than 87% of residents and more than 43% of staff, of our senior living communities have received one or more doses of the vaccine, including over 14,500 residents and staff who have received both doses of the vaccine;
•approximately 99% of our senior living communities are currently open to new admissions; and
•approximately 2.5% of our senior living community residents have active cases of COVID-19, and approximately 72% of those who have tested positive for COVID-19 during the pandemic have since recovered, as defined by CDC guidelines.
We may be subject to claims by residents and staff related to vaccines our manager administers or the care our manager provides following administration of the vaccine. However, any such potential liability will be limited by the Public Readiness and Emergency Preparedness, or PREP, Act, which provides immunity protections under federal and state law for individuals and entities, or Covered Persons, against claims of loss relating to certain COVID-19 countermeasures, or Covered Countermeasures. We and our manager's personnel that administer Covered Countermeasures such as the COVID-19 vaccine are classified as Covered Persons immune to claims arising from COVID-19 vaccine administration with the exception of death or serious physical injury caused by willful misconduct.
We also believe that we, Five Star and our impacted tenants may benefit from provisions of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, signed into law in March 2020, or other federal or state relief programs allowing them to continue or resume business activity. During the year ended December 31, 2020, we recognized $17.5 million in interest and other income in our consolidated statement of comprehensive income (loss) related to funds received under the CARES Act and also deferred $22.2 million in payroll taxes as allowed under the CARES Act and recognized these taxes in other liabilities in our consolidated balance sheet as of December 31, 2020.
We believe that our current financial position and recent financing activities will enable us to withstand the COVID-19 pandemic and its aftermath due in part to the following:
•In June 2020, we issued $1.0 billion aggregate principal amount of 9.75% senior notes due 2025. We used the net proceeds from this offering to prepay in full our $250.0 million term loan that was scheduled to mature on June 12, 2020 and to reduce amounts outstanding under our revolving credit facility;
•In February 2021, we issued $500.0 million aggregate principal amount of 4.375% senior notes due 2031. We used the net proceeds from this offering to prepay our $200.0 million term loan and expect to use the remaining net proceeds to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when those notes become redeemable with no prepayment premium;
•Also in June 2020, we amended certain financial covenants under our credit and term loan agreements through June 30, 2021 in order to provide us with additional flexibility, and in January 2021, we further amended our credit and term loan agreements to, among other things, obtain waivers from compliance with certain financial covenants through June 2022, or the Amendment Period; and
•Beginning in the second quarter of 2020, we reduced our quarterly cash distribution rate on our common shares to $0.01 per share, conserving approximately $33.3 million of cash per calendar quarter compared to our prior quarterly distribution rate.
In light of the above actions, resources, expectations and conditions, we believe that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including senior living. However, as a result of the COVID-19 pandemic, some of our tenants have requested relief from their obligations to pay rent due to us. While the number and value of these monthly requests have been declining, we continue to evaluate these requests as they are made on a tenant-by-tenant basis. For further information concerning these requests, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.
We do not have any employees and the personnel and various services we require to operate our business are provided to us by The RMR Group LLC, or RMR LLC, pursuant to our business management agreement, and with respect to our Office Portfolio, our property management agreement, with RMR LLC. RMR LLC has implemented enhanced cleaning protocols and social distancing guidelines at its corporate headquarters and regional offices, as well as business continuity plans to ensure that

RMR LLC employees remain safe and able to support us and other companies managed by RMR LLC or its subsidiaries, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support.
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
As stay at home orders were and may be lifted or loosened across the United States, RMR LLC has implemented additional procedures at our properties based on recommended guidelines from the CDC and other regulatory agencies. For example:
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
As a result of these uncertainties, we are unable to determine what the ultimate impacts will be on our, our tenants’, our operators’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic and its aftermath on us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1A, “Risk Factors” and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Our Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to make distributions to our shareholders. To seek to achieve these objectives, we seek to: maintain a strong capital base of shareholders' equity; invest in strong credit quality properties with strong credit quality tenants and managers; use debt leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations comes from diverse properties and tenants.
Our Board of Trustees may change our investment and operating policies at any time without a vote of, or notice to, our shareholders.
Acquisition Policies
Subject to the current limitations on acquisitions imposed by our credit agreement discussed elsewhere in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, our acquisition strategy is to seek to acquire additional properties primarily for income and secondarily for appreciation potential. We may purchase individual properties or multiple properties in one portfolio. In implementing this acquisition strategy, we consider a range of factors relating to each proposed acquisition, including, but not limited to:
•the use and size of the property;
•the location of the property;
•the proposed acquisition price;
•the existing or proposed lease or management terms;
•the availability and reputation of experienced and financially qualified tenants, managers or guarantors;
•the historical and projected cash flows from the operations of the property;
•the estimated replacement cost of the property;
•the design, construction quality, physical condition and age of the property and expected capital expenditures or improvements that may be needed at the property;
•the competitive market environment of the property;
•the growth, tax and regulatory environments of the market in which the property is located;

•the price segment and payment sources in which the property is operated;
•the strategic fit of the property within our portfolio;
•our weighted average long term cost of capital compared to projected returns we may realize by owning the property;
•the level of permitted services and regulatory history of the property and its historical tenants and managers; and
•the existence of alternative sources, uses or needs for capital.
An important part of our acquisition strategy is to identify and select, or create, qualified, experienced and financially stable tenants and managers.
Disposition Policies
We plan to selectively sell certain properties from time to time to fund future acquisitions and to strategically update, rebalance and reposition our investment portfolio, and to achieve and maintain leverage consistent with our investment grade rated peers with a goal of (1) improving the asset quality of our portfolio by reducing the average age, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our distributions to shareholders. We expect further disruptions to future disposition activity due to uncertain market conditions as a result of the COVID-19 pandemic and its resulting economic conditions.
Other than as described, we generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties and stability of our portfolio than selling properties for short term gains. However, from time to time, we may consider the sale of all or a stake in one or more of our properties or other investments. We make disposition decisions based on a number of factors, including, but not limited to, the following:
•our ability to lease or operate the affected property on terms acceptable to us or have the affected property managed with our realizing acceptable returns;
•our ability to lease or operate the affected property on terms acceptable to us or have the affected property managed with our realizing acceptable returns;
•the manager's or tenant's desire to operate the affected property;
•the manager's or tenant's desire to dispose of or cease operating the affected property;
•the proposed sale price;
•the remaining length of the lease relating to the property and its other terms;
•our evaluation of future cash flows which may be achieved from the property;
•the strategic fit of the property or investment within our portfolio;
•the capital required to maintain the property;
•the estimated value we may receive by selling the property;
•our intended use of the proceeds we may realize from the sale of a property; and
•the existence of alternative sources, uses or needs for capital.
Other Investments
We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties leased to any one tenant or to an affiliated group of tenants or in properties operated by any one tenant or manager or by an affiliated group of tenants or managers or in securities of one or more persons.

We own a significant number of common shares of Five Star, and we expect to own these shares for the foreseeable future. However, we may sell some or all of our Five Star common shares, or our ownership interest in Five Star may otherwise be diluted in the future. We may also in the future acquire additional common shares or securities of other entities, including entities engaged in real estate activities. We may invest in the securities of other entities for the purpose of exercising control, or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities. As of December 31, 2020, Five Star managed 235 senior living communities for our account.
We prefer wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. For example, in March 2017, we entered a joint venture with an institutional investor for one of our life science properties located in Boston, Massachusetts. Further, we may acquire interests in joint ventures as part of an acquisition of properties or entities or we may contribute wholly owned properties into existing or new joint ventures. We also may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.
Mergers and Strategic Combinations
In the past, we have considered the possibility of entering into mergers or strategic combinations with other companies and we may explore such possibilities in the future, subject to the current limitations on acquisitions imposed by our credit agreement discussed further elsewhere in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our Financing Policies
Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, the agreement governing our $800.0 million revolving credit facility and our unsecured senior notes indentures and their supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios. For further information relating to our indebtedness, see elsewhere in this Annual Report on Form 10-K, including Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We may seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders, sales of properties or a combination of these methods or other transactions. To the extent we obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, some of which may be convertible into our common shares or be accompanied by warrants to purchase our common shares. We may also finance acquisitions by assuming debt, through an exchange of properties or through the issuance of equity or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and improvements of existing or new properties, subject to limitations in agreements governing our debt.
As of December 31, 2020, we had a $1.0 billion revolving credit facility. Pursuant to the January 2021 amendment to our credit agreement, the revolving credit facility commitments have been reduced from $1.0 billion to $800.0 million. We use our revolving credit facility for working capital and general business purposes and for funding investments on an interim basis until we are able to refinance them with equity or long term debt. In some instances, we may assume debt in connection with our acquisition of properties or place new mortgages on properties we own. For more information regarding our financing sources and activities, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” in Part II, Item 7 of this Annual Report on Form 10-K.
Generally, we intend to manage our leverage in a way that may allow us to eventually regain “investment grade” ratings from nationally recognized statistical rating organizations; however, we cannot be sure that we will be able to regain investment grade ratings.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Our Manager
The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR LLC. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Jennifer B. Clark, our other Managing Trustee and our Secretary, also serves as a managing director and as executive vice president, general counsel and secretary of RMR Inc., an officer of ABP Trust and an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634, and its telephone number is (617) 796-8390. RMR LLC is an alternative asset management company that is focused on commercial real estate and related businesses. RMR LLC or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. In addition, our Chief Financial Officer and Treasurer, Richard W. Siedel, Jr., is a Senior Vice President of RMR LLC. Mr. Siedel and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provides management services.
In July 2020, our manager, RMR LLC, released its first annual Sustainability Report, which summarizes the environmental, social and governance initiatives RMR LLC and its client companies, including us, employ. RMR LLC's Sustainability Report may be accessed on RMR Inc.'s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.'s website is not incorporated by reference into this Annual Report on Form 10-K.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2020, RMR LLC had more than 600 full time employees in its headquarters and regional offices located throughout the United States.
Government Regulation and Reimbursement
The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. Although most of these laws and regulations affect the manner in which our tenants and managers operate our properties, some of them also impact us and the values of our properties. Some of the laws that impact or may impact us or our tenants or managers include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as health and safety, fire and privacy laws; federal and state laws affecting assisted living communities that participate in Medicaid and federal and state laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicaid and Medicare that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar state and local laws; and safety and health standards set by the federal Occupational Safety and Health Administration, or OSHA. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, SNFs, clinics and other healthcare facilities typically address facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant matters, and related matters. In addition, the spread of COVID-19 has brought increased government regulation, including additional compliance obligations, in 2020. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
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
Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided by or on behalf of our tenants or by our managers at our facilities exceeds the level of care for which a particular facility is licensed, which could result in closure of the community and the immediate discharge and transfer of residents, which could adversely affect the ability of that tenant to pay rent to us, the profitability of our managed senior living communities and the values of our properties. Citations or revocation of a license could impact the ability for us or Five Star to obtain new licenses or certifications or maintain or renew existing licenses and certifications which would trigger defaults under management agreements and leases with us and adversely affect our ability to operate. Furthermore, some states and the federal government allow certain citations of one facility to impact other facilities owned or operated by the same entity or a related entity, including facilities in other states. Revocation of a license or certification at one facility could therefore impact our or a tenant's or manager's ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us, the profitability of that manager, the profitability and values of our properties and trigger defaults under our tenants' leases and managers' management agreements and our or our tenants' or managers' credit arrangements, or adversely affect our or our tenants' or managers' ability to obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility as well as a related entity.
For the year ended December 31, 2020, substantially all of our net operating income, or NOI, was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenue is dependent upon Medicare and Medicaid programs. Our tenants and managers operate facilities in many states and they and we participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs and other similar facilities and state Medicaid programs for services in assisted living communities.
The CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, provides billions of dollars of relief to certain individuals and businesses suffering from the COVID-19 pandemic, including as follows:
•It temporarily suspended the 2% Medicare sequestration payment reductions from May 1, 2020 through December 31, 2020. This suspension was extended to March 31, 2021 as part of the Consolidated Appropriations Act, 2021 signed into law on December 27, 2020.

•It established a Provider Relief Fund for allocation by HHS. On April 10, 2020, HHS began to distribute these funds, or the General Distribution, to healthcare providers who received Medicare fee-for-service reimbursement in 2018 and 2019. On May 22, 2020, HHS announced that Provider Relief Funds would be available to SNFs with six or more certified beds that have been impacted by the COVID-19 pandemic. On June 9, 2020, HHS announced Phase 2 General Distributions, including the Medicaid and Children's Health Insurance Program programs. On September 3, 2020, HHS announced details of a $2 billion incentive-payment distribution to nursing homes, of which approximately $333 million was distributed in the first round and $523 million in the second round. On October 1, 2020, HHS announced Phase 3 General Distributions, intended to balance payments of 2% of annual revenue from patient care for all applicants plus a possible add-on payment to account for revenue losses and expenses attributable to COVID-19. On December 16, 2020, HHS announced that Phase 3 funds would be distributed in amounts up to 88% of reported losses.
•It established an option for companies to elect to defer payment of the employer portion of social security payroll taxes incurred from March 27, 2020 to December 31, 2020. The first half of the deferred payments will become due on December 31, 2020, with the remainder due December 31, 2021.
•It created the employee retention credit calculated at 50% of qualifying wages up to $10,000 in total per employee, resulting in a maximum credit of $5,000 per employee for employers with 100 or fewer employees.
In addition, the Consolidated Appropriations Act, 2021 was signed into law on December 27, 2020. Among other things, this Act further supplemented the Provider Relief Fund with an additional $3 billion. Information on future allocations of the Provider Relief Fund are not yet known, though the statute requires that no less than 85 percent of unobligated balances of the fund and funds recovered from providers after the enactment date be allocated based on financial losses and changes in operating expenses occurring in the third or fourth quarter of calendar year 2020. The Consolidated Appropriations Act, 2021 also extended the credits and modified the calculation to 70% of qualifying wages up to $10,000 per quarter per employee for employers with up to 500 employees.
We have received funds as part of certain relief programs provided under the CARES Act. The terms and conditions of the Provider Relief Fund require that the funds are utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. In addition, Provider Relief Fund recipients are subject to other terms and conditions, including certain reporting requirements. Any funds not used in accordance with the terms and conditions, must be returned to HHS. Receipt of additional government funds and other benefits from the CARES Act is subject to, in certain circumstances, a detailed application and approval process and it is too soon to accurately predict whether we will meet any eligibility requirements. As of December 31, 2020, we have received $20.0 million of funds related to certain programs under the CARES Act and various state programs in which certain of our communities in our SHOP segment are located. We recognized $17.5 million of these funds in interest and other income in our consolidated statement of comprehensive income (loss) for which we have met the required terms and conditions for the year ended December 31, 2020. The remaining $2.5 million of funds we have received for which we have not yet met the required terms and conditions were included in other liabilities in our consolidated balance sheet as of December 31, 2020. We have also deferred approximately $22.2 million of payroll taxes as allowed under the CARES Act. These deferred payroll taxes were included in other liabilities in our consolidated balance sheet as of December 31, 2020 and we expect to pay these deferred taxes in the second half of 2021.
In addition to federal measures, many states have taken actions to waive or modify healthcare laws or regulations and Medicaid reimbursement rules. Both state and federal waivers and other temporary actions in response to the COVID-19 pandemic are expected to last throughout the national emergency, the duration of which is currently unknown. Additional measures may be taken prior to and after the conclusion of the national emergency to alleviate the economic impact of the COVID-19 pandemic. Governmental responses to COVID-19 are rapidly evolving, and it is not yet known what the duration or impact of such responses will be.
Government Payors. In light of the current and projected federal budget deficit and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, each of which, or in any combination, could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
Our tenants' and managers' Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS, which has been subject to separate limitations on rate growth.

It is unclear whether any adjustments in Medicare rates will compensate for the increased costs our tenants and managers may incur for services to residents whose services are paid for by Medicare.
Medicaid Reimbursement. Current and future programmatic changes to Medicaid eligibility and rates may also impact us.
Quality-Based Reimbursement. In addition to the programmatic and reimbursement changes discussed above, payments to SNFs will be increasingly determined by the quality of care provided.
Enforcement. Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback, physician referral and privacy laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009 and the Patient Protection and Affordable Care Act of 2010, or the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims and earn a percentage of the government's recovery should the government intervene. These incentives have led to a steady increase in whistleblower actions. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal anti-kickback statute. In addition, the ACA increased penalties under federal sentencing guidelines between 20% and 50% for healthcare fraud offenses involving more than $1.0 million.
Government authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice's, or the DOJ's, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, the United States Department of Health and Human Services, Office of the Inspector General, or the OIG, the DOJ and the states. On October 20, 2020, the DOJ issued its Annual Report to Congress on its Work to Combat Elder Fraud and Abuse, highlighting among its nursing home cases a $15 million settlement and Corporate Integrity Agreement resolving False Claims Act allegations regarding medically unnecessary rehabilitation services. The significant nature of the settlement indicates that the federal government is increasingly focused on the appropriateness of billing practices of, and medical necessity of services provided at, SNFs. The DOJ has also established 10 regional intergovernmental Elder Justice Task Forces across the country to identify and take enforcement action against SNFs that provide substandard care to residents. In September 2019, the DOJ announced that it intends to identify criminal charges, such as wire fraud or healthcare fraud, that can be brought alongside civil actions against SNFs and employees accused of abusing or defrauding elderly patients.
In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. We and our tenants and managers expend significant resources to comply with these laws and regulations.
In addition, federal agencies have announced intentions to enhance enforcement efforts to improve the quality and safety of care in nursing homes, which will impact our operations and increase our operating costs. For example, in accordance with the previously announced attention by CMS regarding overuse of antipsychotics in nursing homes, CMS stated its intention to use civil monetary penalties and denial of Medicare reimbursement to penalize nursing homes that fail to adopt strategies to lower medically-unnecessary use of antipsychotic medications. Further, the DOJ announced a National Nursing Home Initiative to pursue civil and criminal penalties against “nursing homes that provide grossly substandard care to their residents.” The DOJ stated that it would consider a number of factors in identifying problematic nursing homes, including: (1) consistent failure to provide adequate nursing staff; (2) failure to adhere to basic protocols for hygiene and infection control; (3) failure to provide sufficient food to residents; (4) withholding of pain medication; and (5) use of physical or chemical restraints to restrain or sedate residents.
Other Matters. Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our tenants and our managers. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, we, our managers and our tenants that are covered entities or business associates within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. In January 2013, HHS released the

HIPAA Omnibus Rule, or the Omnibus Rule, which modified various requirements, including the standard for providing breach notices, which previously required an analysis of the harm of any disclosure, to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. On December 10, 2020, HHS issued a proposed rule that would modify certain standards, definitions and patient rights under the previously-promulgated Standards for Privacy of Individually Identifiable Health Information, or the HIPAA Privacy Rule, to address barriers to coordinated care and case management. The effect of this proposed rule, if finalized, upon our operations is unknown at this time. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information. For example, the California Consumer Privacy Act (CCPA) became effective in 2020, and we expect additional federal and state legislative and regulatory efforts to regulate consumer privacy in the future. In some states, these laws are more stringent than HIPAA, and we, our tenants and our managers must comply with both the applicable federal and state standards. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in 2020 alone. Finally, the Office for Civil Rights and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyberattacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.
We require our tenants and managers to comply with all laws that regulate the operation of our senior living communities. The costs to comply with these laws may adversely affect the profitability of our managed senior living communities and the ability of our tenants to pay their rent to us. If we, our managers, or any of our tenants were subject to an action alleging violations of such laws or to any adverse determination concerning any of our or our tenants' or managers' licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments or sanctions, these actions could materially and adversely affect the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties. If our managers or any of our tenants becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or managers or selling the affected property at a price that provides us with a desirable return, and the value of the affected property may decline materially.
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
The United States Food and Drug Administration, or the FDA, and other federal, state and local authorities extensively regulate our biotechnology laboratory tenants that develop, manufacture, market or distribute new drugs, biologicals or medical devices for human use. The FDA and such other authorities regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of those products. Before a new pharmaceutical product or medical device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation in connection with FDA approval of new pharmaceuticals or medical devices involve significant time, expense and risks of failure. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer's failure to comply with regulatory requirements, including anti-fraud, false claims, anti-kickback or physician referral laws. Other concerns affecting our biotechnology laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotechnology laboratory tenants to pay rent to us. In addition, if these laws and regulations are altered, additional regulatory risks may arise. Depending upon what aspects of the laws and regulations are altered, the ability of our biotechnology laboratory tenants to pay rent to us could be adversely and materially affected.

Competition
Investing in medical office and life science properties, senior living communities and other healthcare related properties, and their operations, are highly competitive businesses. We compete against other REITs, numerous financial institutions, individuals and other public and private companies who are actively engaged in this business. Also, we compete for tenants and residents and for investments based on a number of factors including location, rents, rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, limitations in agreements governing our debt and new and existing laws and regulations. Some of our competitors are dominant in selected geographic or property markets, including in markets we operate. Some of our competitors may have greater financial and other resources than we have. We believe the quality and diversity of our investments, the financial strength of many of our tenants and the experience and capabilities of our managers may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.
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
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our leased properties and residents at our managed senior living communities. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks,” “Risk Factors—Risks Related to Our Business—

Ownership of real estate is subject to risks from adverse weather and climate events” and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change”.
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
Segment Information
As of December 31, 2020, we had two reporting segments: Office Portfolio and SHOP. Non-aggregated assets are classified as “non-segment” and include corporate assets and liabilities, certain triple net leased senior living communities and wellness centers. For further information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:
•a bank, insurance company or other financial institution;
•a regulated investment company or REIT;
•a subchapter S corporation;
•a broker, dealer or trader in securities or foreign currencies;
•a person who marks-to-market our shares for U.S. federal income tax purposes;
•a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•a person who acquires or owns our shares in connection with employment or other performance of services;
•a person subject to alternative minimum tax;
•a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction, or as part of a “synthetic security” or other integrated financial transaction;
•a person who owns 10% or more (by vote or value, directly or constructively under the United States Internal Revenue Code of 1986, as amended, or the IRC) of any class of our shares;
•a U.S. expatriate;
•a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;
•a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;
•a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);
•a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;
•a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or
•except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:
•an individual who is a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;
•an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
•an estate the income of which is subject to federal income taxation regardless of its source; or
•a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders' income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders that meet specified holding period requirements are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1999 through 2020 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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

If we continue to qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.
•If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.
•If we have net income from “prohibited transactions” — that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors — we will be subject to tax on this income at a 100% rate.
•If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.
•If we fail to satisfy any of the REIT asset tests described below (other than a de minimis failure of the 5% or 10% asset tests) due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.
•If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below) due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.
•If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.
•If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.
•If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, no later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.
•Our subsidiaries that are C corporations, including our TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm's length terms.

•As discussed below, we are invested in real estate through a subsidiary that we believe qualifies for taxation as a REIT. If it is determined that this entity failed to qualify for taxation as a REIT, we may fail one or more of the REIT asset tests. In such case, we expect that we would be able to avail ourselves of the relief provisions described below, but would be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income we earned from this subsidiary.
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
(6)that is not “closely held,” meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities); and
(7)that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.
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
Subsidiary REITs. We indirectly own real estate through a subsidiary that we believe has qualified and will remain qualified for taxation as a REIT under the IRC, and we may in the future invest in real estate through one or more other subsidiary entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary's shares are qualifying real estate assets for purposes of the REIT parent's 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent's ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT's ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent's own REIT qualification and taxation on account of the subsidiary's failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”.
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

Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from its affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:
(1)not directly or indirectly operate or manage a lodging facility or a health care facility; and
(2)not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or a health care facility.
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

In order to qualify as “rents from real property” within the meaning of Section 856(d) of the IRC, several requirements must be met:
•The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.
•Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. In this regard, prior to the termination of our leases with Five Star, we owned close to, but less than, 10% of the outstanding common shares of Five Star. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC's attribution rules.
•There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS's rent to the REIT for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.
•There is an additional exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant. For this additional exception to apply, a real property interest in a “qualified health care property” must be leased by the REIT to its TRS, and the facility must be operated on behalf of the TRS by a person who is an “eligible independent contractor,” all as described in Sections 856(d)(8)-(9) and 856(e)(6)(D) of the IRC. As described below, we believe our leases with our TRSs have satisfied and will continue to satisfy these requirements.
•In order for rents to qualify, a REIT generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom it derives no income or through one of its TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC, or UBTI. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.
•If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property;” if this 15% threshold is exceeded, then the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.
•In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographic area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we believe that our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.
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

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT's receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, the active, nonrental gross income from the property would so qualify. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:
•that is acquired by a REIT as a result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;
•for which any related loan acquired by the REIT was acquired at a time when the default was not imminent or anticipated; and
•for which the REIT makes a proper election to treat the property as foreclosure property.
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
Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:
•on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test (disregarding income from foreclosure property), or any nonqualified income under the 75% gross income test is received or accrued by the REIT, directly or indirectly, pursuant to a lease entered into on or after such day;
•on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent and other than specifically exempted forms of maintenance or deferred maintenance; or
•which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:
•At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).
•Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.
•Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.
•Not more than 20% of the value of our total assets may be represented by stock or other securities of our TRSs.
•Not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.
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
Our Relationships with Five Star. Prior to January 1, 2020, we owned a significant percentage (but less than 10%) of the outstanding common shares of Five Star. Commencing with our 2002 taxable year and through and including our 2019 taxable year, we expect that the rental income we received from Five Star and its subsidiaries constituted “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above. From and after January 1, 2020, we have come to own (directly and indirectly through one of our TRSs) approximately 34% of the outstanding common shares of Five Star. We have not elected to treat Five Star as a TRS, and it is not otherwise an automatic TRS because no TRS of ours owns more than 35% of Five Star. This structure for our Five Star ownership permits our continued engagement of a corporate subsidiary of Five Star to manage health care facilities leased to our TRSs, as described below in greater detail.
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
We have engaged as an intended eligible independent contractor a particular corporate subsidiary of Five Star. This contractor and its affiliates are actively engaged in the trade or business of operating qualified health care properties for their own accounts, including pursuant to management contracts among themselves; however, this contractor and its affiliates have few if any management contracts for qualified health care properties with third parties other than us and our TRSs. Based on a plain reading of the statute as well as applicable legislative history, our counsel, Sullivan & Worcester LLP, has opined that this intended eligible independent contractor should in fact so qualify. If the IRS or a court determines that this opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by this particular contractor would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with one or both of these gross income tests. Under those circumstances, however, we expect we would qualify for the gross income tests' relief provision described above, and thereby would preserve our qualification for taxation as a REIT. If the relief provision were to apply to us, we would be subject to tax at a 100% rate upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance would be material because all of the properties leased to our TRSs are managed for the TRSs by this contractor.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year's 30% limitation. The CARES Act changed the limitation on adjusted taxable income, increasing it from 30% to 50%, but only for 2019 and 2020. Moreover, taxpayers can elect to use their adjusted taxable income from their 2019 tax year for their adjusted taxable income in their 2020 tax year for purposes of calculating the limitation. Provided a taxpayer makes an election (which is irrevocable), the applicable limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our "real estate investment trust taxable income."
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
If we do not have enough cash or other liquid assets to meet our distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We cannot be sure that financing would be available for these purposes on favorable terms, or at all.
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
We are entitled to depreciation deductions from our properties only if we are treated for federal income tax purposes as the owner of the properties. This means that the leases of our properties must be classified for U.S. federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.
Distributions to our Shareholders
General. As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property (such as our pro rata distribution that we paid on January 1, 2020, to our shareholders of record as of December 13, 2019, of the right to receive an aggregate number of Five Star common shares that equaled approximately 51% of Five Star's outstanding common shares, or the Five Star Distribution), and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”
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
Five Star Distribution. The Five Star Distribution is treated as a 2020 distribution by us to our common shareholders in the amount of the fair market value of the Five Star common shares that a shareholder ultimately received (including any fractional shares deemed to have been received, as described in the next sentence). Any cash received by a shareholder in lieu of a fractional Five Star common share is treated as if such fractional Five Star common share had been (i) received by such shareholder and then (ii) sold for the amount of cash received. Because we had neither current nor accumulated earnings and profits in 2020, each of our 2020 distributions (including the Five Star Distribution) was treated as a return of capital that reduced such shareholder's adjusted tax basis in our common shares. A shareholder's tax basis in the Five Star common shares received equals the fair market value of such shares on the issuance date, and the holding period for such Five Star common shares began the day after the issuance date.
Because of the factual nature of value determinations, Sullivan & Worcester LLP is unable to render an opinion on the fair market value of the Five Star common shares received by our common shareholders. Nevertheless, we believe that the fair market value of the Five Star common shares may be properly determined for federal income tax purposes as the closing price of the Five Star common shares in the public market on December 31, 2019 (the last trading day before issuance), or $3.71 per share. Accordingly, we have performed all federal income tax reporting, including statements supplied to shareholders and to the IRS, on the basis of this price.
For additional considerations applicable to a shareholder that received the Five Star Distribution, see the information set forth below under the headings "—Taxation of Taxable U.S. Shareholders," "—Taxation of Tax-Exempt U.S. Shareholders," and "—Taxation of Non-U.S. Shareholders."

Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:
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
As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:
(1)we will be taxed at regular corporate capital gains tax rates on retained amounts;
(2)each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;
(3)each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;
(4)each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder's proportionate share of the tax that we pay; and
(5)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.
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
Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder's federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:
•provides the U.S. shareholder's correct taxpayer identification number;
•certifies that the U.S. shareholder is exempt from backup withholding because (a) it comes within an enumerated exempt category, (b) it has not been notified by the IRS that it is subject to backup withholding, or (c) it has been notified by the IRS that it is no longer subject to backup withholding; and

•certifies that it is a U.S. citizen or other U.S. person.
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
Fiduciaries of an ERISA Plan must consider whether:
•their investment in our shares or other securities satisfies the diversification requirements of ERISA;
•the investment is prudent in light of possible limitations on the marketability of our shares;
•they have authority to acquire our shares or other securities under the applicable governing instrument and Title I of ERISA; and
•the investment is otherwise consistent with their fiduciary responsibilities.
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
The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:
•any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;
•any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;
•any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and
•any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.
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
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.”
Item 1A.  Risk Factors.
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The summary below provides an overview of many of the risks we face that are described in this section. Additional risks, beyond those summarized below, discussed in this section or described elsewhere in this Annual Report on Form 10-K, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:

•the COVID-19 pandemic and its resulting economic impact has materially adversely affected our business, operations, financial results and liquidity, and although we have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic and we continue to assess and explore other actions, those actions and plans may not be sufficient to avoid continued and potentially increased substantial harm to our business, operations and financial condition;
•we are dependent on Five Star for the operation of most of our senior living communities and we assume the operational risks and fund the operations and capital and maintenance requirements for those communities, and our results of operations are directly impacted by the operating results of those communities;
•changes and trends in the healthcare industry, including the continuing trend for seniors to delay or forgo moving to senior living communities, increases in labor costs and reduced payments for healthcare costs by third party payers, could have a material adverse effect on our business, financial condition and results of operations;
•our properties and their operations are subject to extensive regulations, and the nature of our manager's and other senior living community operators' businesses exposes us and them to litigation and regulatory and government proceedings;
•we have debt and may incur additional debt, and we are subject to the covenants and conditions contained in the agreements governing our debt, which may restrict our operations and ability to make investments and distributions;
•we may need waivers from our lenders or noteholders in order to avoid defaulting under our credit agreement or our public debt agreements, and the terms of such waivers may impose restrictions on our ability to pay distributions and to make capital investments, and we may lose some or all of the equity interests in certain of our subsidiaries or face foreclosure on properties on which we provide first mortgage liens;
•we may be unable to renew our leases with current tenants when our leases expire, lease our properties to new tenants without decreasing rents, incurring significant costs or otherwise;
•we and our manager and other operators and tenants face significant competition;
•changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us;
•REIT distribution requirements and any limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan and we are subject to risks associated with our qualification for taxation as a REIT;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and climate events;
•we may not be able to reduce our debt leverage, and our debt leverage may remain at or above current levels for an indefinite period;
•insurance may not adequately cover our losses, and insurance costs may continue to increase;
•we may not succeed in selling any assets we identify for sale, and the proceeds we receive from any sales we may complete may be less than expected, and we may incur losses with respect to any such sales;
•our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements;
•we rely on RMR LLC's and Five Star's information technology and systems and the failure of such technology or systems could materially and adversely affect us;
•we depend upon RMR LLC to manage our business and implement our growth strategy, and RMR LLC has broad discretion in operating our day to day business;

•our management structure and agreements with RMR LLC and our relationships with our related parties, including our Managing Trustees, RMR LLC, Five Star and others affiliated with them, may create conflicts of interest;
•ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals;
•our rights and the rights of our shareholders to take action against our Trustees and officers are limited, and our bylaws contain provisions that could limit our shareholders' ability to obtain a judicial forum they deem favorable for certain disputes;
•we may change our operational, financing and investment policies without shareholder approval;
•our distributions to our shareholders may remain at $0.01 per share for an indefinite period or be eliminated and the form of payment could change; and
•our public debt is structurally subordinated to the indebtedness and other liabilities of our subsidiaries that do not guarantee the notes and is effectively subordinated to our and such subsidiaries' existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, liquidity, results of operations or ability to make distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Business
The COVID-19 pandemic and its resulting economic impact have materially adversely affected our business, operations, financial results and liquidity and the extent and duration of the COVID-19 pandemic are unknown and unpredictable.
The COVID-19 pandemic has had a substantial adverse impact on the global economy, including the U.S. economy. These conditions have materially adversely impacted our and many of our tenants' and our senior living communities' manager's businesses, results of operations and liquidity.
Since the beginning of the COVID-19 pandemic, we have experienced reduced occupancy at our senior living communities as a result of restrictions on allowing outside persons to enter senior living communities due to social distancing and other containment measures and perceptions that senior living communities are unsafe during a pandemic or other widespread illness, which have negatively impacted prospective residents visits and move-ins, as well as elevated levels of resident illness and move-outs. In addition, our senior living communities have experienced increased operating costs. These increased costs result from staffing, including overtime, particularly if a community experiences a reduction in available personnel due to illness or otherwise, the increased need and cost for supplies, including personal protective equipment, adopting enhanced disinfection measures and/or implementing quarantines for residents. We expect occupancy at our senior living communities to continue to decline as a result of the pandemic and that the costs for operating those senior living communities may continue at elevated levels or increase during the COVID-19 pandemic and its aftermath, and these declines in occupancy and increases in operating costs may be significant. Those conditions would reduce the returns we realize from our senior living communities. Downturns or stagnation in the U.S. housing market as a result of an economic downturn could adversely affect the ability, or perceived ability, of seniors to afford the resident fees and services at our senior living communities as prospective residents may use the proceeds from the sale of their homes to cover the cost of such fees.
In addition, economic downturns and recessions in the United States have historically negatively impacted the commercial office real estate market, including increased tenant defaults, decreased occupancies and reduced rental rates. Our tenants have experienced and may continue to experience increased cancellations or rescheduling of elective procedures at the properties in our Office Portfolio due to the COVID-19 pandemic, which may negatively impact our tenants' operating results at those properties and their ability or willingness to pay us rent. The current economic conditions have had, and we expect that they will continue to have, similar negative impacts on our Office Portfolio and we expect that the extent of those negative consequences will depend to a large extent on the duration and depth of the economic recession in the United States and the strength and sustainability of any economic recovery that may follow.

Further, despite the issuances of the EUAs, and potentially others for additional vaccines in the future, and Five Star's partnership with CVS Health Corporation to administer the COVID-19 vaccine, it is expected to take an extended period of time, and considerable effort and expense, to vaccinate residents and staff in our senior living communities who wish to be vaccinated and several months for the vaccines to be produced, distributed and administered to a sufficient number of people to enable the cessation of the pandemic. In addition, despite the protection of the PREP Act, which provides immunity protections under federal and state law for individuals and entities, or Covered Persons, against claims of loss relating to certain COVID-19 countermeasures, or Covered Countermeasures. We and our manager's personnel that administer Covered Countermeasures such as the COVID-19 vaccine are classified as Covered Persons immune to claims arising from COVID-19 vaccine administration with the exception of death or serious physical injury caused by willful misconduct.
We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact, but we expect that the ultimate adverse impact on our business will be substantial. Further, the extent and strength of any economic recovery after the COVID-19 pandemic ends or otherwise are uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic ends and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, and we continue to assess and explore other actions, but those actions and plans may not be sufficient to avoid continued and potentially increased substantial harm to our business, operations and financial condition.
As discussed elsewhere in this Annual Report on Form 10-K, including Part I, Item 1, "Business," we have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic. However, there can be no assurance that these actions or others that we may take will be successful or that they will enable us to maintain sufficient liquidity and withstand the current economic challenges posed by the COVID-19 pandemic.
Our investment activities, other than capital expenditures at our existing properties, have been significantly curtailed and we expect that to continue for an indefinite period.
We are not actively pursuing acquisitions at this time. In addition, we have reduced our expectations for capital spending significantly. In addition, our credit agreement limits our ability to make acquisitions. As a result, we will be limited in pursuing investments, which may limit our ability to grow and to act upon opportunities we believe would benefit us. Further, to the extent we defer capital expenditures, we may be required to make increased capital expenditures in later periods as a result and some of the expenditures may be greater in scope and amount than they may have been if made sooner.
We are limited in our ability to operate our senior living communities and depend upon Five Star to manage a substantial majority of our senior living communities, the results of operations for which represent a significant part of our consolidated operating results.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing healthcare facilities, we do not operate or manage our senior living communities. Instead, we lease our senior living communities to subsidiaries of ours that qualify as TRSs under the IRC and retain third parties to manage those senior living communities or we lease our senior living communities to third party operating companies. Our income from our properties may be adversely affected if our manager or other operators fail to provide quality services and amenities to residents. While we monitor the performance of our manager and other operators and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that our manager or other operators are not performing adequately. Any failure by our manager or other operators to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations.
The senior living communities that Five Star manages for us represent most of our senior living communities. As a result, the success of our senior living communities depends upon Five Star's ability to efficiently and effectively operate them. Our ability to terminate our management agreements with Five Star is limited to the termination rights provided under such agreements or as may otherwise be recognized under law. As a result, we may be limited in our ability to replace Five Star as a manager if we determine it is in our best interests to do so, and we may be required to pay Five Star a significant termination fee if we terminate the management agreements. In addition, if Five Star were to cease managing our senior living communities, we may not be able to obtain a replacement manager as qualified as Five Star or at all and we may incur significant expenses in connection with any replacement manager, including transitioning operational costs, capital expenditures to renovate our senior living communities to the replacement manager's practices and standards and declines in residents fees and services revenue. Although we have various rights as owner under our management agreements, we rely on

Five Star's personnel, good faith, expertise, performance, technical resources, operating efficiencies, information systems, proprietary information and judgment. We also rely on the Five Star to set resident fees and otherwise operate our managed senior living communities in compliance with our management agreements. If Five Star does not manage our senior living communities profitably and in accordance with our expectations, our results of operations, financial condition and prospects, and the value of our senior living communities, may be materially adversely affected.
The trend for seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether has been exacerbated by the COVID-19 pandemic and could have a material adverse effect on our business, financial condition and results of operations.
Seniors have been increasingly delaying their moves to senior living communities, until they require greater care or forgoing moving to senior living communities altogether. The COVID-19 pandemic has exacerbated and may continue to exacerbate these trends. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors' personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior living communities. Moreover, older aged persons may have greater care needs and require higher acuity services, which may increase costs at our senior living communities, expose our manager or other operators to additional liability or result in lost business and shorter stays at our senior living communities if our manager or other operators are not able to provide the requisite care services or fail to adequately provide those services. Further, if we or our manager or other operators fail to successfully act upon and address these and other trends and changes in seniors' needs and preferences or in the healthcare industry generally, we or they may be unable to offset associated lost revenues by growing other revenue sources, such as by offering new or increased service offerings to seniors, and our senior living communities may become unprofitable and the value of our senior living communities may decline.
Increases in labor costs at our managed senior living communities may have a material adverse effect on us.
Wages and employee benefits associated with the operations of our managed senior living communities represent a significant part of our managed senior living communities' operating expenses. Prior periods of low unemployment and the ongoing COVID-19 pandemic have resulted in increased labor costs, including higher health benefits costs, in the senior living industry. Further, legislation has been enacted and proposed to increase the minimum wage in various jurisdictions in recent years, which has put upward pressure on wages.
The market for qualified nurses and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require our manager or other operators to increase the wages and benefits they offer to their employees in order to attract and retain them or to utilize temporary personnel at an increased cost. Moreover, the COVID-19 pandemic and its aftermath may result in our manager or other operators being unable to fully staff our senior living communities or having to pay overtime to adequately staff our senior living communities. In addition, employee benefit costs, including health insurance and workers' compensation insurance costs, have materially increased in recent years.
Our labor costs at our managed senior living communities have increased, including due to the COVID-19 pandemic. We cannot be sure that labor costs at our managed senior living communities will not continue to increase or that any increases will eventually be recovered by corresponding increases in the rates charged to residents or otherwise. Any significant failure by our manager or other operators to prudently control labor costs or to pass any increases on to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations. Staffing turnover at our senior living communities is common, and may increase in a competitive labor market and during the COVID-19 pandemic and the competitive environment in the senior living industry. Heightened levels of staffing turnover at our senior living communities, particularly with respect to key and skilled positions, such as management, regional and executive directors and other skilled and qualified personnel, may disrupt operations, limit or slow the execution of business strategies, and decrease revenues and increase costs at our managed senior living communities, which may have a material adverse effect on our business, financial condition, results of operations and prospects.
Third party payers continue to try to reduce healthcare costs.
Third party payers such as insurance companies, Medicare and Medicaid continue their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. These efforts to limit the amount of payments we receive for healthcare services could adversely affect us. Future changes in the reimbursement rates or methods of third party payers, or the implementation of other measures to reduce payments for our services could result in a substantial reduction in our NOI with respect to our managed senior living communities.

Termination of assisted living resident agreements and resident attrition could adversely affect revenues and earnings at our senior living communities.
Unlike apartment leases that typically have a one-year term, state regulations governing assisted living communities typically require that senior living community residents have the right to terminate their assisted living resident agreements for any reason on reasonable (for example, 30 days') notice. Should a large number of our residents elect to terminate their resident agreements at or around the same time, revenues and earnings at our senior living communities could be materially and adversely affected. In addition, the advanced ages of our senior living residents may result in high resident turnover rates.
The high levels of infected COVID-19 patients and deaths at senior living communities and resulting negative publicity may have a long term significant detrimental impact on the senior living industry, including us, even if our senior living communities do not experience similar levels of COVID-19 infections and deaths as others in the industry.
COVID-19 has proven to be particularly harmful to seniors and persons with other pre-existing health conditions. If the senior living industry continues to experience high levels of residents infected with COVID-19 and related deaths, and news accounts emphasize these experiences, seniors may increasingly delay or forgo moving into senior living communities or using other services provided by senior living healthcare providers. As a result, our operating results from our senior living communities, and the values of those communities, may experience a long term significant detrimental impact.
The nature of our manager's and other senior living community operators' businesses exposes us and them to litigation and regulatory and government proceedings.
Our manager and other senior living community operators have been, are currently, and expect in the future to be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of their and our businesses, some of which may involve material amounts, and we may also be involved in such claims, lawsuits and regulatory and government audits, investigations and proceedings at our managed communities. The defense and resolution of such claims, lawsuits and other proceedings may require our manager or other operators or us to incur significant expenses. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against senior living companies. Also, our manager and other operators may face increased exposures to lawsuits or other legal proceedings related to COVID-19 outbreaks. Some lawyers and law firms specialize in bringing litigation against senior living community operators. As a result, the cost of liability insurance continues to increase. Medical liability insurance reforms have not generally been adopted, and we expect that insurance costs may continue to increase. Insurance costs related to our managed senior living communities are, and the costs, claims, lawsuits and regulatory and government audits, investigations and proceedings related to our managed senior living communities may be, included as operating expenses of those communities, which reduce our returns from those communities.
Depressed U.S. housing market conditions and other factors may reduce the willingness or ability of seniors to relocate to our senior living communities.
Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of seniors to afford our senior living community entrance and resident fees, as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. If seniors have difficulty selling their homes, their ability to relocate to our senior living communities or finance their stays at our senior living communities with private resources could be adversely affected. Recent high unemployment as a result of the COVID-19 pandemic may also reduce the ability of family members to relocate seniors to senior living communities, and family members' willingness and ability to offer free care may also affect seniors' relocation to senior living communities. If these and other factors reduce seniors' willingness or ability to relocate to our senior living communities, occupancy rates, revenues and cash flows at our senior living communities and our results of operations could be negatively impacted.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions and development and redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
We have a substantial amount of debt and may incur additional debt.
As of December 31, 2020, our consolidated indebtedness was $3.5 billion and our consolidated net debt to total gross assets ratio was 42.4%.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurrence of debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurrence of debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes or to make or sustain distributions to our shareholders. If our credit ratings decline, our interest rates may increase.
If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including our credit agreement and our senior unsecured notes indentures and their supplements. In such case, our lenders may demand immediate payment of any outstanding indebtedness and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may need additional waivers from our lenders or noteholders in order to avoid defaulting under our credit agreement or our public debt agreements, and the terms of our current waivers under our credit agreement impose restrictions on our ability to pay distributions and make capital investments, and any future waiver or amendment may impose similar or additional restrictions.
In June 2020, we amended certain financial covenants under our credit and term loan agreements through June 30, 2021 in order to provide us with additional flexibility, and in January 2021, we further amended our credit and term loan agreements to, among other things, obtain waivers from compliance with certain financial covenants through June 2022. To obtain these waivers, we agreed to restrictions on our ability to pay distributions, other than as currently contemplated or to maintain our qualification for taxation as a REIT and to avoid the payment of certain income and excise taxes, and make capital investments. We may need to obtain additional waivers from our lenders or waivers from our noteholders in the future in order to avoid failing to satisfy certain financial covenants under our debt agreements, but our lenders or noteholders are not required to grant any such waivers and may determine not to do so. If we fail to receive any required waiver, we may be in default under our credit agreement and the lenders could terminate our revolving credit facility and term loan and require us to pay our then outstanding borrowings under our revolving credit facility and term loan. Any future waiver we may obtain may impose similar or additional restrictions, which may limit our ability to pay or increase distributions to our shareholders, make investments that we believe we should make and could reduce our ability to pursue business opportunities, grow our business and improve our operating results. In addition, continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions.
We may fail to comply with the terms of our credit agreement and our senior unsecured notes indentures and their supplements, which could adversely affect our business, would limit our ability to incur indebtedness and may prevent our making distributions to our shareholders.
Our credit agreement and our senior unsecured notes indentures and their supplements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit agreement and our senior unsecured notes indentures and their supplements require us to maintain certain debt service ratios. Our ability to comply with such covenants will depend upon the net rental income and returns we receive from our properties. If the occupancy at our properties declines or if our rents or returns decline, we may be unable to borrow under our revolving credit facility. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our securityholders. In addition, continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. We expect the ratio of consolidated income available for debt service to debt service could fall below the 1.5x requirement under our revolving credit facility and our public debt covenants in the first half of 2021. We will not be allowed to incur additional debt while this ratio is below 1.5x, which could materially and adversely impact our business, operations, financial results and liquidity, and could cause us to borrow amounts available under our credit agreement earlier than we may otherwise choose to do so. An inability to incur additional indebtedness would require us to meet our capital needs from other sources, such as cash on hand, operating cash flow, equity financing or asset sales, which may not be available to us on attractive terms or at all and we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise.
Further, if we default under our credit agreement, our lenders may demand immediate payment and may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders. Any default under our credit or term loan agreements that results in acceleration of our obligations to repay outstanding indebtedness or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our credit or term loan agreements or our senior unsecured notes indentures and their supplements.
Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets that secure that indebtedness.
At December 31, 2020, we had $684.5 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by seven properties, of which $620.0 million is related to a joint venture arrangement in which we own a 55% equity interest. We also had two properties subject to finance leases with lease obligations totaling $7.8 million at December 31, 2020. In addition, in connection with the January 2021 amendments to our credit and term loan agreements, we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit and term loan agreements. We also agreed to provide first mortgage liens on 91 properties owned by certain pledged subsidiaries with an undepreciated book value of $1.4 billion as of December 31, 2020, to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things.
Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing our obligations under our credit agreement if we default on such obligations. Any foreclosure on a property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
Changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us.
Interest rates have remained at relatively low levels on a historical basis, and the U.S. Federal Reserve System, or the U.S. Federal Reserve, has indicated that it does not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve will not raise rates prior to that time. Low market interest rates, particularly if they remain over a sustained period, may increase our use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increase competition for property purchases, which may reduce our ability to acquire new properties.
In addition, as noted in Part II, Item 7A of this Annual Report on Form 10-K, LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. The interest rates under our revolving credit facility and term loan are based on LIBOR and the interest we may pay on any future debt we may incur may also be based on LIBOR. We currently expect that the determination of interest under our credit agreement would be based on the alternative rates provided under those agreements or would be revised to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our credit agreement would approximate the current calculation in accordance with LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest. Interest rate increases may materially and negatively affect us in several ways, including:
•Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares;
•Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline; and
•Amounts outstanding under our revolving credit facility and term loan require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.
Our properties and their operations are subject to extensive laws and regulations which we and our manager and other senior living community operators are required to comply with.
Licensing, Medicare and Medicaid laws require our manager and other operators who operate senior living communities, clinics and other healthcare communities to comply with extensive standards governing their operations. The revenues our manager or other operators receive from Medicare and Medicaid may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set offs, administrative rulings and policy interpretations, and payment delays. In addition, certain laws prohibit fraud by senior living operators, and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare operations generally. The ACA also facilitates the DOJ's ability to investigate allegations of wrongdoing or fraud at SNFs. When violations of anti-fraud, false claims, anti-kickback or physician referral laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification or revocation of a license or Medicare/Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our manager and other operators receive notices of potential sanctions from time to time, and government authorities impose such sanctions from time to time on our communities which our manager or other operators operate. If our manager or other operators are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our returns and our ability to identify substitute operators. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, CONs, and Medicare and Medicaid participation, may also limit or delay our ability to find substitute operators. If any of our operators becomes unable to operate our properties because it has violated government regulations or payment laws, such incidents may trigger a default or termination right under our management agreements or leases and our or our manager's or other operators' credit agreements, and we may experience difficulty in finding a substitute operator or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.
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
Our manager or other operators may fail to comply with laws relating to the operation of our senior living communities.
We and our manager and other senior living community operators are subject to, or impacted by, extensive and frequently changing federal, state and local laws and regulations, including: licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our manager and other operators conduct their operations, such as with respect to health and safety, fire and privacy matters; laws affecting communities that participate in Medicaid; laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicare and Medicaid which mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar laws; and safety and health standards established by OSHA. We and our manager and other operators are also required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information under HIPAA.
We and our manager and other operators expend significant resources to maintain compliance with these laws and regulations. However, if we or our manager or other operators are alleged to fail, or do fail, to comply with applicable legal requirements, we or they may have to expend significant resources to respond to such allegations, and if we or they are unable to cure deficiencies, certain sanctions may be imposed and we or they may be obligated to return payments and pay fines and interest, which may adversely affect the profitability of our senior living communities and ability to obtain, renew or maintain licenses at those communities.
We and our manager and other operators and tenants face significant competition.
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
We also face competition for tenants at our properties, particularly at our medical office and life science properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties and increase the competition we face. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge and the values of our properties.
In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although the rate of new development of senior living communities has slowed, which decline has accelerated during the COVID-19 pandemic, the increased supply of senior living communities from recent development activity has increased competitive pressures on our manager and other operators, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. Further, our senior living communities compete with numerous other senior living service providers, such as home healthcare companies and other real estate based service providers. Some of these senior living competitors are larger and have greater financial resources than our manager or other senior living community operators do, and some of these competitors are not for-profit entities which have endowment income and may not face the same financial pressures that they do. We cannot be sure that our manager or other operators will be able to attract a sufficient number of residents to our senior living communities at rates that will generate acceptable returns or that they will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow them to compete successfully and operate our senior living communities profitably.
These competitive challenges may prevent our manager and other operators from maintaining or improving occupancy and rates at our senior living communities, which may reduce our returns from our senior living communities and adversely affect the profitability of our senior living communities, and may cause the values of our properties to decline.
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
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards may be substantial and are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the operators or tenants of our properties to incur costs to comply with. We may incur substantial liabilities and costs for environmental matters.
Ownership of real estate is subject to risks from adverse weather, natural disasters and climate events.
Severe weather may have an adverse effect on properties we own. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on properties we own and result in significant losses to us and interruption of our business. When major weather, natural disasters or climate-related events, such as hurricanes, floods and wildfires, occur near our properties, we or our manager or other operators or tenants may be required to relocate the residents of those senior living properties to alternative locations for their safety and we or they may close or limit the operations of the impacted senior living communities or medical office or life science properties until the event has ended and the property is ready for operation. We or our manager or other operators or tenants of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather, natural disaster or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our or our manager's or other operators' or tenants' insurance may not adequately compensate us or them for these costs and losses.
Also, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our manager or other operators or tenants and their ability to generate sufficient returns for, or pay rent to, us and cause the values of our properties to decline. In addition, concerns about climate change and increasing storm intensities may increase the cost of our insurance for our properties or potentially render it unavailable to obtain.

Real estate ownership creates risks and liabilities.
In addition to the risks discussed above, our business is subject to other risks associated with real estate ownership, including:
•the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;
•the subjectivity of real estate valuations and changes in such valuations over time;
•current and future adverse national and local real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in government regulations; and
•liabilities and litigations arising from injuries on our properties or otherwise incidental to the ownership of our properties.
RMR LLC and Five Star rely on information technology and systems in their respective provision of services to us, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.
RMR LLC and Five Star rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and their respective internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, residents and tenants and lease data. If these systems experience material security or other failures, inadequacies or interruptions of its information technology, we could incur material costs and losses and our operations could be disrupted as a result. Each of RMR LLC and Five Star takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems' improper functioning or a compromise in security.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. Our cybersecurity risks are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC's, Five Star's or other third parties' information technology networks and systems or operations. Any failure by us or our third party vendors to maintain the security, proper function and availability of RMR LLC's or Five Star's information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Real estate construction and redevelopment creates risks.
Our business plans involve the development of new properties or the redevelopment of some of our existing properties as the existing leases expire, as our operators' or tenants' needs change or to pursue any other opportunities that we believe are desirable. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of leased properties, including the risks that construction may not be completed on schedule or within budget, resulting in increased construction costs and delays in leasing such properties and generating cash flows. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of these circumstances in connection with our development and redevelopment activities could have an adverse effect on our financial condition, results of operations and the values of our properties.

Insurance may not adequately cover our losses, and insurance costs may continue to increase.
We or our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and our manager and other operators and tenants. Increased insurance costs may adversely affect our manager's and other operators' ability to operate our properties profitably and provide us with desirable returns and our tenants' abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. In the future, we may acquire additional properties for which we are responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics, including the COVID-19 pandemic, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our manager and other operators and tenants from certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
We may not succeed in selling properties we have identified for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
To reduce our leverage, we have sold properties and other assets, with a focus on the sale of underperforming senior living communities and non-core assets. However, as a result of current market conditions, including those related to the COVID-19 pandemic, the sales of some of our properties that we previously identified for sale have and we expect will continue to be delayed. Our ability to sell properties or any other assets and the prices we receive upon any sale, may be affected by various factors, including those related to the impacts of the COVID-19 pandemic, and we may be unable to execute our strategy to reduce our leverage. In particular, these factors could arise from weaknesses in or a lack of established markets for the properties we have identified for sale, changes in the financial condition or prospects of prospective purchasers for and the tenants of the properties, the terms of leases with tenants at certain of the properties, the characteristics, quality and prospects of the properties, the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, industry trends and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. We may not succeed in selling properties or other assets and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations, and we may incur losses in connection with any sales. In addition, we may elect to change or abandon our strategy to reduce leverage and forego or abandon property or other asset sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we believe appropriate or which ratings agencies and possible financing sources believe appropriate, our credit ratings may be further lowered, and we may further reduce our acquisition activity or investments in our existing properties.
Our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements.
We are party to a joint venture with an institutional investor for one of our life science properties located in Boston, Massachusetts, and we may in the future sell or contribute additional properties to, or acquire, develop or recapitalize properties in, this joint venture or other joint ventures that we may enter. Our participation in our existing joint venture is subject to risks, including the following:
•we share approval rights over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture;
•we may need to contribute additional capital in order to preserve, maintain or grow the joint venture and its investments;
•our joint venture investor may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease, relet or operate the property owned by the joint venture or maintain our or the joint venture's qualification for taxation as a REIT;

•our joint venture investor may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification for taxation as a REIT;
•our ability to sell our interest in the joint venture or the joint venture's ability to sell additional interests of, or properties owned by, the joint venture when we so desire are subject to the approval rights of the other joint venture investor under the terms agreements governing the joint venture; and
•disagreements with our joint venture investor could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. Further, these, similar, enhanced or additional risks, including possible mandatory capital contribution requirements, may apply to any future additional or amended joint ventures that we may enter into.
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant. In addition, the continued existence of the COVID-19 pandemic may increase the risk of our tenants and operators filing for bankruptcy. If a tenant becomes bankrupt, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy. In addition, a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full. Further, if any of our operators files for bankruptcy, we may experience delays in enforcing our rights, may be limited in our ability to replace the operator and may incur substantial costs in protecting our investment and re-leasing or finding a replacement operator.
A severe cold or flu season, epidemics or any other widespread illnesses could adversely affect the occupancy of our senior living communities.
Our revenues and our manager's and other operators' and tenants' revenues with respect to our senior living communities are dependent on occupancy. If a severe cold or flu season, an epidemic such as the COVID-19 pandemic or any other widespread illnesses occurred in locations where our senior living communities are located, our and our applicable operators' and tenants' revenues from those communities would likely be significantly and negatively impacted. During such occasions, we and our manager and other operators and tenants may experience a decline in occupancy due to residents leaving our communities and, we, our manager or other operators and tenants may be required, or we, our manager or other operators and tenants may otherwise determine that it would be prudent, to quarantine some or all of the senior living community and not to permit new residents during that time. Further, depending on the severity of the occurrence, we, our manager or other operators and tenants may be required to incur costs to identify, contain and remedy the impacts of those occurrences at those senior living communities. As a result, these occurrences could significantly and adversely affect our and our manager's and other operators' and tenants' results of operations and adversely affect the ability of our applicable tenants to pay us rent. See “—Our business, operations, financial results and liquidity have been materially and adversely impacted by the COVID-19 pandemic, and it is not known what the duration of this pandemic will be or what its ultimate adverse impact on us and our business will be, but we expect it will be substantial.” above for information regarding the risks from the impacts of the COVID-19 pandemic on our business and results of operations.
The benefits we have realized and may continue to realize from participating in relief programs provided under the CARES Act may not be sufficient to enable us to withstand the current economic conditions and any extended economic downturn or recession which may result from the COVID-19 pandemic.
We have received funds under the CARES Act, and have benefited from other relief measures pursuant to the CARES Act, including the deferral of employer payroll taxes. Receipt of additional government funds and other benefits from the CARES Act is subject to, in certain circumstances, a detailed application and approval process and it is unclear whether we will meet any eligibility requirements, receive any funds and the extent to which these funds may offset our COVID-19 pandemic related cash flow disruptions. Further, funds we have received or may receive, either directly through participation in government programs, or indirectly through increased revenues attributable to a possible economic recovery generated in whole or in part by the CARES Act, may not be sufficient to mitigate the impact of the COVID-19 pandemic.

Changes within the life science industry may adversely impact our revenues and results of operations.
For the year ended December 31, 2020, life science properties in our Office Portfolio accounted for approximately 11% and 34% of our total revenues and NOI, respectively. Our life science investments could be adversely affected if the life science industry is impacted by an economic, financial, or banking crisis or if the life science industry migrates from the U.S. to other countries or to areas outside of primary life science markets in San Francisco, California, San Diego, California, and Boston, Massachusetts. Our ability to negotiate increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated. If economic, financial or industry conditions adversely affect our life science tenants, we may not be able to lease or relet our properties in a timely manner or at favorable rates, which would negatively impact our revenues and results of operations. For example, some of our properties may be better suited for a particular life science industry client tenant and could require modification before we are able to relet vacant space to another life science industry client tenant, which may delay the reletting process and result in unrecovered costs. Additionally, some of our life science properties may not be suitable for lease to traditional office client tenants without significant expenditures on renovations, which could delay an attempt to reposition the property for rent to non-life science tenants. Because infrastructure improvements for life science properties typically are significantly more costly than improvements to other property types due to the highly specialized nature of the properties, and life science tenants typically require greater lease square footage relative to medical office tenants, repositioning efforts would have a disproportionate adverse effect on our life science segment performance.
Risks Related to Our Relationships with RMR LLC and Five Star
We are dependent upon RMR LLC to manage our business and implement our growth strategy.
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
RMR LLC is a majority-owned subsidiary of RMR Inc. The Chair of our Board of Trustees who is also one of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR LLC or its subsidiary also act as the manager to four other Nasdaq listed REITs: Office Properties Income Trust, or OPI, which primarily owns office properties leased to single tenants and high credit quality tenants, including government tenants; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties; and Tremont Mortgage Trust, or TRMT, which focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, the manager of our managed senior living communities and of which we own 33.7% of its outstanding common shares as of December 31, 2020; TravelCenters of America Inc., or TA, which operates and franchises travel centers, standalone truck service facilities and restaurants; and Sonesta International Hotels Corporation, which operates, manages and franchises hotels, resorts and cruise boats. A subsidiary of RMR LLC is an investment adviser to RMR Mortgage Trust (formerly known as RMR Real Estate Income Fund), or RMRM, which recently converted from a registered investment company to a publicly traded mortgage REIT. Mr. Portnoy serves as chair of the board of trustees or board of directors, as applicable, of OPI, ILPT, SVC, Five Star and TA and as managing director, managing trustee, director or trustee, as applicable, of the companies managed by RMR LLC or its subsidiaries.
Jennifer Francis, our President and Chief Operating Officer, Richard Siedel, Jr., our Chief Financial Officer and Treasurer, and Jennifer Clark, our Secretary and one of our Managing Trustees, are also officers and employees of RMR LLC. Mr. Siedel is also the chief financial officer and treasurer of ILPT, and Ms. Clark is also a managing director of Five Star and is the secretary of RMR Inc. and the other public companies to which RMR LLC or its subsidiaries provide management services. Mses. Francis and Clark and Mr. Siedel have duties to RMR LLC, and Mr. Siedel has duties to ILPT, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2020, Mr. Portnoy beneficially owned, in aggregate, 1.1% of our outstanding common shares, 6.3% of Five Star's outstanding common shares (including through ABP Trust), 1.2% of ILPT's outstanding common shares, 1.5% of OPI's outstanding common shares, 2.3% of RMRM's outstanding common shares, 1.1% of SVC's outstanding common shares, 4.5% of TA's outstanding common shares (including through RMR LLC) and 19.4% of TRMT's outstanding common shares (including through Tremont Realty Advisors LLC); and we owned 33.7% of Five Star's outstanding common shares. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
Our management agreements with RMR LLC were not negotiated on an arm's length basis and their fee and expense structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements with RMR LLC were not negotiated on an arm's length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm's length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC's incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel and our share of RMR LLC's costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC's incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements with RMR LLC may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31 of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days' written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.
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
Five Star was originally organized as our subsidiary. We distributed substantially all of our Five Star common shares to our shareholders on December 31, 2001. RMR LLC provides management services to both us and Five Star. Adam Portnoy, the Chair of our Board who is also one of our Managing Trustees, as the sole trustee of ABP Trust, is a significant shareholder of Five Star, beneficially owning 6.3% of Five Star's outstanding common shares as of December 31, 2020. Five Star manages most of our senior living communities. In addition, Mr. Portnoy is the chair of Five Star's board of directors and one of its managing directors and our other Managing Trustee and Secretary, Jennifer B. Clark, is Five Star's other managing director and secretary.
The historical and continuing relationships which we, RMR LLC and Mr. Portnoy have with Five Star could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. As a result of these relationships, our agreements with Five Star were not negotiated on an arm's length basis between unrelated parties, and therefore the terms thereof may be different from those negotiated on an arm's length basis between unrelated parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
We may not realize the benefits we expect from our investment in Five Star common shares.
As of December 31, 2020, we owned 10,691,658 Five Star common shares, or approximately 33.7% of Five Star's outstanding common shares. Our investment in Five Star is subject to various risks, including, among others, the COVID-19 pandemic and its aftermath; the highly competitive nature of the senior living industry; medical advances and healthcare services that allow some potential residents to defer the time when they require the special services available at senior living communities that Five Star manages; a competitive labor market within the senior living industry that are increasing our and Five Star's employment costs, including labor costs that Five Star incurs and which we are not obligated to fund or reimburse; significant regulatory requirements imposed on Five Star's business; and other factors. Many of these factors are beyond our and Five Star's control. As a result, we may not realize the benefits we expect from our investment in Five Star common shares, and we could incur losses from our investment.
We may be required to pay a substantial termination fee to Five Star if Five Star terminates our management agreements due to our default.
If Five Star terminates our management agreements due to certain defaults by us, we are required to pay Five Star a termination fee equal to the present value of the base management fees that we would have paid to Five Star and the allocated incentive fee for the applicable communities, if any, between the date of termination and the scheduled initial expiration date of such management agreements (but not for a period exceeding 10 years), with such amounts determined based on the average base management and incentive fees for the applicable communities for each of the three calendar years ended prior to the date of termination. Further, the payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay distributions to our shareholders.
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
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR LLC, Five Star, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections and votes on our say on pay, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of our management's attention and could have a material adverse impact on our reputation and business.
Risks Related to Our Organization and Structure
We may change our operational, financing and investment policies without shareholder approval.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make or sustain distributions to our shareholders. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust prohibits any shareholder, other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
•the current division of our Trustees into classes until our 2023 annual meeting of shareholders, with three classes remaining with terms expiring in 2021, 2022 and 2023, respectively, (although effective at our 2021 annual meeting of shareholders, Trustees of the class of trustees whose term expires at that meeting or expires at a subsequent annual meeting of shareholders will be elected annually, with all of our Trustees being elected annually as of our 2023 annual meeting of shareholders, and with a majority of our current Trustees having terms expiring at our 2022 annual meeting of shareholders);
•limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;
•the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;
•shareholder voting standards which require a supermajority of shares for approval of certain actions;
•the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;
•required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees,” as defined in our governing documents;
•limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;
•limitations on the ability of our shareholders to remove our Trustees;
•the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares;
•restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board of Trustees (including a majority of Trustees not related to the interested shareholder); and
•the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.
As changes occur in the marketplace for corporate governance policies, the above provisions may change, be removed, or new ones may be added.
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
Our declaration of trust limits the liability of our Trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the Trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

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
We believe that the arbitration provisions in our bylaws are enforceable under both state and federal law, including with respect to federal securities laws claims. We are a Maryland real estate investment trust and Maryland courts have upheld the enforceability of arbitration bylaws. In addition, the U.S. Supreme Court has repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that charter or bylaw provisions mandating arbitration are not enforceable with respect to federal securities laws claims. It is possible that the arbitration provisions of our bylaws may ultimately be determined to be unenforceable.
By agreeing to the arbitration provisions of our bylaws, shareholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders' ability to obtain a judicial forum they deem favorable for disputes with us or our Trustees, officers, employees, managers or agents.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.
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
•the leases to our TRSs must be respected as true leases for federal income tax purposes and not as service contracts, partnerships, joint ventures, financings or other types of arrangements;
•the leased properties must constitute qualified healthcare properties (including necessary or incidental property) under the IRC;
•our leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified healthcare properties for any person unrelated to us; and
•the rental and other terms of the leases must be arm's length.
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
Risks Related to Our Securities
We reduced our quarterly cash distribution rate on our common shares to $0.01 per share and future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
Beginning in the second quarter of 2020, we reduced our quarterly cash distribution rate on our common shares to $0.01 per share. We currently intend to continue to make quarterly distributions to our shareholders at this rate at least through the Amendment Period, and possibly thereafter, subject to applicable REIT tax requirements. However:
•our ability to make or sustain the rate of distributions may continue to be adversely affected by the negative impact caused by the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;
•our making of distributions is subject to restrictions contained in our credit agreement, including being limited to amounts required to maintain our qualification for taxation as a REIT and $0.01 per common share per quarter during the Amendment Period, and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our funds from operations attributable to common shareholders, or FFO attributable to common shareholders, our normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may not increase for an indefinite period or we may cease making distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
We may use future debt leverage to pay distributions to our shareholders.
If our earnings are at any time insufficient to fund distributions to our shareholders at the level which may in the future be established by our Board of Trustees, we may pay distributions to our shareholders with the proceeds of borrowings or other leverage or from sales of our assets. The use of borrowings or sale proceeds for distributions may dilute our shareholders' ownership interests in us. In addition, funding distributions to our shareholders from our future borrowings or asset sales may constitute a return of capital to our investors, which would have the effect of reducing our shareholders' bases in our common shares.
The Notes and the Guarantees are structurally subordinated to the payment of all indebtedness and other liabilities and any preferred equity of our subsidiaries that do not guarantee the 2025 Notes and the 2031 Notes.
We are the sole obligor on our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes. Our subsidiaries that guarantee our 9.75% senior notes due 2025, or the 2025 Notes, and our 4.375% senior notes due 2031, or the 2031 Notes, are the sole obligor on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee our 2025 Notes and 2031 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries' creditors and any preferred equity holders. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our non-guarantor subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes and the 2031 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2020, our non-guarantor subsidiaries had total indebtedness and other liabilities of approximately $765.9 million (including guarantees of other indebtedness and trade payables, but excluding liabilities to us or a subsidiary guarantor), which are structurally senior to the 2025 Notes and the 2031 Notes.
The Notes and the Guarantees are unsecured and effectively subordinated to our and the subsidiary guarantors' existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes and Guarantees are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under our credit agreement (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Notes that are not secured by those assets. In that event, because such Notes and the Guarantees will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes and the Guarantees, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes and the Guarantees permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes and the Guarantees will be effectively subordinated to any such additional secured indebtedness.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of notes to return payments received from guarantors.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee of the 2025 Notes (or any future Notes that are guaranteed by our subsidiaries) could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the debt evidenced by its guarantee:
•received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and
•was insolvent or rendered insolvent by reason of such incurrence;
•was engaged in a business or transaction for which the guarantor's remaining assets constituted unreasonably small capital; or
•intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.
In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of our creditors or the creditors of the guarantor.
The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:
•the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•it could not pay its debts as they become due.
We cannot be sure as to what standard a court would apply in making these determinations. In addition, each Guarantee contains, and any future guarantees may contain, a provision intended to limit the guarantor's liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. This provision may not be effective to protect the Guarantees or any future guarantees from being voided under fraudulent transfer laws, or may eliminate the guarantor's obligations or reduce the guarantor's obligations to an amount that effectively makes the guarantee worthless.
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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. In February 2021, Moody's Investors Service, or Moody's, downgraded our senior unsecured debt rating from Ba2 to B1 and our 9.75% senior notes due 2025 rating from Ba1 to Ba3 and assigned a Ba3 rating to our 4.375% senior notes due 2031 and Standard & Poor's Ratings Services, or Standard & Poor's, downgraded our senior unsecured debt rating from BB to BB- and our 9.75% senior notes due 2025 rating from BB+ to BB and assigned a BB rating to our 4.375% senior notes due 2031, respectively. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our cost and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
We may not have the ability to raise the funds necessary to finance the repurchase of the 2025 Notes upon a change of control event as will be required by the indenture for the notes.
Upon the occurrence of a change of control, we will be required to offer to repurchase the outstanding 2025 Notes and 2031 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest on such Notes, if any, to, but not including, the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time of the change of control to make the required repurchase of such Notes. In addition, the occurrence of certain events that constitute a change of control would constitute an event of default under our credit agreement, and restrictions under future debt we may incur may not allow us to repurchase such Notes upon a change of control, which could result in such debt becoming immediately due and payable and the commitments thereunder terminated. If we could not refinance such debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the 2025 Notes and the 2031 Notes, which would constitute an event of default under the indenture and related supplements governing such Notes, which in turn would constitute a default under such debt arrangements. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture and related supplements governing the 2025 Notes and the 2031 Notes although these types of transactions could affect our capital structure or credit ratings and the holders of such Notes. Further, courts interpreting change of control provisions under New York law (which is the governing law of the indenture governing the 2025 Notes) have not provided clear and consistent meanings of such change of control provisions which leads to subjective judicial interpretation of what may constitute a “Change of Control.”

Some or all of the Guarantees may be released automatically.
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon a sale, disposition or transfer, in compliance with the provisions of the indenture and related supplements governing the 2025 Notes and the 2031 Notes, of the capital stock of such subsidiary guarantor or of substantially all of the assets of such subsidiary guarantor, or if such subsidiary guarantor becomes an Excluded Subsidiary or a Foreign Subsidiary, as such terms are defined in the applicable supplemental indenture. In addition, if the notes have a Mid-BBB Investment Grade Rating, as such term is defined in the applicable supplemental indenture, by both Moody's and Standard & Poor's and at such time no default or event of default under the indenture and related supplements governing the 2025 Notes and the 2031 notes has occurred and is continuing, the Guarantees and all other obligations of the subsidiary guarantors under the indenture will automatically terminate and be released. Accordingly, the 2025 Notes and the 2031 Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed the 2025 Notes or the 2031 Notes on the date they were initially issued.
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
Further issuances of debt or equity securities may adversely affect our shareholders.
As a REIT, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development and redevelopment efforts, and therefore, our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares.
The interests of our existing shareholders could be diluted if we issue additional equity securities. In addition, if we decide in the future to issue debt or equity securities that rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Also, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in further dilution to our shareholders. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or even estimate the amount, timing or nature of our future capital offerings. Thus, our shareholders will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their common shares.
Changes in interest rates could adversely affect the value of our securities.
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. The U.S. Federal Reserve has indicated that it does not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve will not raise rates prior to that time. If the U.S. Federal Reserve increases interest rates or if there is a market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
At December 31, 2020, we had real estate investments in 397 properties. The gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, of these investments totaled $8.2 billion at December 31, 2020. As of December 31, 2020, nine properties with gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, of $982.3 million and a net book value of $822.2 million were subject to secured financing and finance lease obligations with an aggregate principal balance of $692.3 million, of which $620.0 million is related to a joint venture arrangement in which we own a 55% equity interest. The principal amounts for these debts have not been adjusted to reflect the equity interests in the joint venture that we do not own.

The following table summarizes certain information about our properties as of December 31, 2020. All dollar amounts are in thousands:

	Office Portfolio			Senior Housing Operating Portfolio			All Other			Consolidated
State	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value
AL	—	$—	$—	8	$95,147	$71,273	—	$—	$—	8	$95,147	$71,273
AR	—	—	—	3	42,632	27,327	—	—	—	3	42,632	27,327
AZ	4	69,135	53,307	6	139,310	89,057	1	3,510	2,119	11	211,955	144,483
CA	13	626,433	486,255	9	185,792	126,483	1	7,281	4,784	23	819,506	617,522
CO	2	20,532	13,534	8	88,129	59,786	2	18,652	13,380	12	127,313	86,700
CT	1	7,616	5,721	—	—	—	—	—	—	1	7,616	5,721
DC	2	106,596	87,262	—	—	—	—	—	—	2	106,596	87,262
DE	—	—	—	6	96,637	63,003	—	—	—	6	96,637	63,003
FL	7	40,250	29,143	19	607,804	413,539	2	12,326	11,021	28	660,380	453,703
GA	5	74,542	50,423	17	234,055	158,886	5	96,916	74,799	27	405,513	284,108
HI	1	77,691	59,966	—	—	—	—	—	—	1	77,691	59,966
ID	—	—	—	—	—	—	2	22,185	16,538	2	22,185	16,538
IL	4	69,740	46,748	11	176,420	111,902	1	20,641	14,583	16	266,801	173,233
IN	1	22,362	13,654	11	168,497	124,746	2	68,927	53,472	14	259,786	191,872
KS	2	61,912	41,287	3	60,876	40,358	—	—	—	5	122,788	81,645
KY	—	—	—	9	103,585	62,017	—	—	—	9	103,585	62,017
MA	10	1,295,908	838,344	1	31,848	20,027	—	—	—	11	1,327,756	858,371
MD	3	45,565	31,618	11	243,110	175,265	1	20,964	15,841	15	309,639	222,724
MI	—	—	—	—	—	—	5	15,942	9,668	5	15,942	9,668
MN	9	117,080	84,975	1	15,130	14,795	2	6,319	3,853	12	138,529	103,623
MO	3	138,727	96,221	5	69,574	48,052	—	—	—	8	208,301	144,273
NC	2	60,103	44,970	16	223,893	175,335	1	6,839	4,141	19	290,835	224,446
NE	—	—	—	1	7,611	5,127	1	26,702	19,890	2	34,313	25,017
NJ	—	—	—	4	106,357	75,129	—	—	—	4	106,357	75,129
NM	2	38,461	29,040	1	32,721	20,646	3	33,303	22,805	6	104,485	72,491
NV	—	—	—	2	82,650	61,181	—	—	—	2	82,650	61,181
NY	5	114,518	86,581	1	113,027	86,160	—	—	—	6	227,545	172,741
OH	1	18,601	12,539	1	44,342	28,288	1	4,284	1,832	3	67,227	42,659
OR	—	—	—	1	45,965	43,921	—	—	—	1	45,965	43,921
PA	5	61,545	45,262	9	82,900	54,448	2	3,535	2,179	16	147,980	101,889
SC	2	15,075	9,655	14	114,616	85,051	2	3,935	2,445	18	133,626	97,151
TN	1	9,522	6,448	14	166,112	134,481	2	15,667	11,462	17	191,301	152,391
TX	13	266,669	186,420	13	351,189	248,367	1	20,502	14,961	27	638,360	449,748
VA	8	122,537	84,532	11	137,807	97,496	—	—	—	19	260,344	182,028
WA	2	38,226	25,885	—	—	—	2	18,665	12,159	4	56,891	38,044
WI	10	169,236	124,690	7	112,254	83,670	—	—	—	17	281,490	208,360
WY	—	—	—	2	8,294	3,601	—	—	—	2	8,294	3,601
Total	118	3,688,582	2,594,480	225	3,988,284	2,809,417	39	427,095	311,932	382	8,103,961	5,715,829
Held for Sale	5	75,345	65,437	10	39,433	39,334	—	—	—	15	114,778	104,771
Grand Total	123	$3,763,927	$2,659,917	235	$4,027,717	$2,848,751	39	$427,095	$311,932	397	$8,218,739	$5,820,600
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
As of February 19, 2021, there were 1,439 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected net income, Normalized FFO, our then current and expected needs and availability of cash to pay our obligations, distributions which we may be required to pay to satisfy our REIT distribution requirements, limitations in the agreements governing our debt and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.
Item 6.  [Reserved.]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW
We are a REIT that was organized under Maryland law and which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2020, we owned 397 properties, including 15 properties classified as held for sale and seven closed senior living communities, located in 36 states and Washington, D.C., including one life science property owned in a joint venture arrangement in which we own a 55% equity interest. At December 31, 2020, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $8.2 billion, including $114.8 million of gross book value classified as held for sale in our consolidated balance sheet.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. The virus that causes COVID-19 has continued to spread throughout the United States and the world. Various governmental and market responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy. States and municipalities across the United States have generally allowed most businesses to re-open and have generally eased certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time, although some states and municipalities have imposed or re-imposed certain restrictions in response to increases in COVID-19 infections experienced since then. Recently, economic data have indicated that the U.S. economy has increasingly improved since the lowest periods experienced in March and April 2020, although the U.S. gross domestic product remains below pre-pandemic levels. It is unclear whether the increases in the number of COVID-19 infections will continue or amplify in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, or our manager's and other operators' and tenants' businesses.
Our business is focused on healthcare related properties, including medical office and life science properties, senior living communities, wellness centers and other medical and healthcare related properties. We believe that the healthcare sector and many of our tenants and our manager provide essential services across the United States. Due to restrictions intended to prevent the spread of the virus that causes COVID-19, certain of our medical office and wellness center tenants, which include physician practices that had discontinued non-essential surgeries and procedures and fitness centers, that had been ordered closed by state executive orders have experienced disruptions to their businesses. Our senior living community operators have also experienced disruptions, including limitations on in-person tours and new admissions, and are experiencing challenges in attracting new residents to their communities in addition to experiencing increased expenses due to increased labor costs, including higher health benefits costs, and increased costs and consumption of supplies, including personal protective equipment. There will be lasting impacts of the COVID-19 pandemic, even as states and municipalities have eased and may further ease restrictions. Our tenants and their businesses may become increasingly negatively impacted, which may result in our tenants seeking assistance from us regarding their rent obligations owed to us, their being unable or unwilling to pay us rent, their ceasing to pay us rent and their ceasing to continue as going concerns. We are closely monitoring the impacts of the COVID-19 pandemic on all aspects of our business, and we believe that our current financial position and recent financing activities will enable us to withstand the COVID-19 pandemic and its aftermath.
In light of the above actions, resources, expectations and conditions, we believe that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including senior living. However, as a result of the COVID-19 pandemic, some of our tenants have requested relief from their obligations to pay rent due to us. While the number and value of these monthly requests have been declining, we continue to evaluate these requests as they are made on a tenant-by-tenant basis. As of February 23, 2021, we had granted requests to 72 of our tenants to defer rent payments totaling $2.1 million with respect to leases that represented, as of December 31, 2020, approximately 5.5% of our annualized rental income. Those 72 of our tenants consist of 71 tenants in our Office Portfolio segment, which accounted for $1.8 million of deferrals, which represented approximately 4.8% of our Office Portfolio segment annualized rental income as of December 31, 2020, and one triple net senior living tenant. As of December 31, 2020, we recognized an increase in our accounts receivable balance related to these deferred rent payments of $1.5 million. These tenants were obligated to pay, in most cases, the deferred rents in 12 equal monthly installments beginning in September 2020. For the three months ended December 31, 2020, we collected approximately 99% of our contractual rents due from tenants in our Office Portfolio segment.

While these deferred amounts have not negatively impacted our results of operations, the deferred rents have temporarily reduced our operating cash flows.
The COVID-19 pandemic and related public health restrictions have had a negative impact on us and our business. For a discussion of and the risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward-Looking Statements," Part I, Item 1 "Business" and Part I, Item 1A "Risk Factors".
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

(As of December 31, 2020)	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	2020 Revenues (3)	% of 2020 Revenues	2020 NOI(3)(4)	% of 2020 NOI
Office Portfolio(5)	123	11,282,057	sq. ft.	$3,763,927	45.8%	$334	$383,365	23.5%	$253,609	64.1%
SHOP (6) (7)	235	26,969	units	4,027,717	49.0%	$149,346	1,204,811	73.8%	98,210	24.8%
Other triple net leased senior living communities	29	2,366	units	248,985	3.0%	$105,235	29,816	1.8%	29,816	7.5%
Wellness centers	10	812,000	sq. ft.	178,110	2.2%	$219	14,034	0.9%	14,034	3.6%
Total	397			$8,218,739	100.0%		$1,632,026	100.0%	$395,669	100.0%

	Occupancy
	As of and for the Year Ended December 31,
	2020	2019
Office Portfolio (8)	91.4%	92.2%
SHOP	77.2%	84.4%
Other triple net leased senior living communities (9)(10)	83.4%	87.8%
Wellness centers	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any. Amounts include $114,778 of gross book value of 15 properties classified as held for sale as of December 31, 2020, which amounts are included in assets of properties held for sale in our consolidated balance sheet.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at December 31, 2020.
(3)Includes $47,387 of revenues and $(2,996) of NOI from properties that we sold during the year ended December 31, 2020 and $41,496 of revenues and $7,725 of NOI from properties classified as held for sale in our consolidated balance sheet as of December 31, 2020.
(4)We calculate our NOI on a consolidated basis and by reportable segment. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures”.
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
(6)Includes $11,364 of revenues and $(5,786) of NOI from seven senior living communities that were closed during the year ended December 31, 2020.

(7)Residents fees and services for the year ended December 31, 2020 for our SHOP segment is net of a $3,842 reserve for a Medicare refund we paid in January 2021. Property operating expenses for the year ended December 31, 2020 for our SHOP segment includes $1,928 of estimated penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, related to the Medicare refund. For further information regarding this matter, see elsewhere in this Annual Report on Form 10-K, including Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
(8)Medical office and life science property occupancy data is as of December 31, 2020 and 2019 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(9)Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale and data for which there was a transfer of operations during the periods presented.
(10)Operating data for other triple net leased senior living communities leased to third party operators other than Five Star and wellness centers are presented based upon the operating results provided by our tenants for the 12 months ended September 30, 2020 and 2019, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.
Due to the COVID-19 pandemic, we anticipate that leasing activity may remain slow in our Office Portfolio and that we may continue to be prevented from, or impeded in, pursuing or accepting additional residents at our senior living communities due to restrictions intended to prevent the spread of the virus that causes COVID-19, including restricting nonessential visitors from some of our senior living communities. As a result, we expect to experience further decreases in occupancy at our senior living communities. Further, as noted above, we expect to continue to incur higher operating costs on a per resident basis at our senior living communities as a result of the COVID-19 pandemic. These expected declines in occupancy and increases in operating costs on a per resident basis at our senior living communities are expected to result in further decreases in income or returns from those properties.
We also believe that we, Five Star and our impacted tenants may benefit from provisions of the CARES Act or other federal or state relief programs allowing them to continue or resume business activity. During the year ended December 31, 2020, we recognized $17.5 million in interest and other income in our consolidated statement of comprehensive income (loss) related to funds received under the CARES Act.
We operate in, and report financial information for, the following two segments: Office Portfolio and SHOP. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and in some instances care and other services for residents where we pay fees to the operator to manage the communities for our account. In addition, prior to January 1, 2020, our SHOP segment included triple net leased senior living communities that provided short term and long term residential living and in some instances care and other services for residents and from which we received rents from Five Star. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the Five Star management agreements for all of our senior living communities operated by Five Star.
We also continue to report “non-segment” operations, which consists of triple net leased senior living communities that are leased to operators other than Five Star from which we receive rents and wellness centers.
Office Portfolio
As of December 31, 2020, we owned 123 medical office and life science properties located in 25 states and Washington, D.C. These properties have a total of 11.3 million square feet. During the year ended December 31, 2020, we entered into lease renewals for 716,351 square feet and new leases for 260,456 square feet at our medical office and life science properties. The weighted average annual rental rate for leases entered during 2020 was $24.58 per square foot, which was 1.1% higher than the previous weighted average annual rental rate for the same space. Weighted (by annualized rental income) average lease term for leases entered during 2020 was 6.4 years. Commitments for tenant improvements, leasing commission costs and concessions for leases we entered into during 2020 totaled $22.7 million, or $23.22 per square foot on average (approximately $3.63 per square foot per year of the lease term).

As of December 31, 2020, lease expirations at our medical office and life science properties in our Office Portfolio segment are as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2021	128	910,418	8.8%	8.8%	$32,656	8.8%	8.8%
2022	107	1,310,305	12.7%	21.5%	36,804	9.9%	18.7%
2023	58	1,025,560	9.9%	31.4%	20,655	5.6%	24.3%
2024	78	1,818,870	17.6%	49.0%	49,720	13.4%	37.7%
2025	77	1,012,725	9.8%	58.8%	25,935	7.0%	44.7%
2026	53	737,389	7.1%	65.9%	22,936	6.2%	50.9%
2027	28	491,519	4.8%	70.7%	12,262	3.3%	54.2%
2028	22	1,549,478	15.0%	85.7%	117,402	31.7%	85.9%
2029	25	233,567	2.3%	88.0%	10,442	2.8%	88.7%
2030 and thereafter	49	1,226,491	12.0%	100.0%	41,770	11.3%	100.0%
Total	625	10,316,322	100.0%		$370,582	100.0%

Weighted average remaining lease term (in years)		5.1			5.9

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2020, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties. Annualized rental income also includes 100% of rental income as reported under GAAP from our life science property owned in a joint venture arrangement in which we own a 55% equity interest.

The following table presents information concerning our medical office and life science property tenants that represent 1% or more of total medical office and life science property annualized rental income as of December 31, 2020 (dollars in thousands):

Tenant	Square Feet Leased	Percent of Total Square Feet Leased	Annualized Rental Income(1)	Percent of Total Annualized Rental Income(1)	Lease Expiration
Vertex Pharmaceuticals Inc. (2)	1,082,417	10.5%	$97,340	26.3%	2028
Advocate Aurora Health	643,499	6.2%	16,896	4.6%	2024
Cedars-Sinai Medical Center	147,695	1.4%	16,308	4.4%	2021- 2032
Ology Bioservices, Inc.	165,586	1.6%	8,324	2.2%	2041
HCA Holdings, LLC	217,179	2.1%	6,934	1.9%	2021 - 2029
Medtronic, Inc.	376,828	3.7%	5,666	1.5%	2022
Iqvia Holdings Inc.	176,839	1.7%	5,316	1.4%	2023
Boston Children's Hospital	99,063	1.0%	4,533	1.2%	2028
Magellan Health Inc.	232,521	2.3%	4,507	1.2%	2025
Abbvie Inc.	197,976	1.9%	4,505	1.2%	2021
Sonova Holding AG	146,385	1.4%	4,452	1.2%	2024
Seattle Genetics, Inc.	144,900	1.4%	4,101	1.1%	2024
Tokio Marine Holdings Inc.	81,072	0.8%	3,980	1.1%	2021 - 2033
Cigna Holding Co.	219,644	2.1%	3,914	1.1%	2024
United Healthcare Services, Inc.	149,719	1.5%	3,850	1.0%	2026
Duke University	126,225	1.2%	3,737	1.0%	2024
All other	6,108,774	59.2%	176,219	47.6%	2021 - 2035
Totals	10,316,322	100.0%	$370,582	100.0%
(1)    Annualized rental income is based on rents pursuant to existing leases as of December 31, 2020, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.
(2)    The property leased by this tenant is owned by a joint venture arrangement in which we own a 55% equity interest. Rental income presented includes 100% of rental income as reported under GAAP.
Senior Housing Operating Portfolio
As of December 31, 2019, Five Star operated 244 of our senior living communities in our SHOP segment, of which 166 communities were leased to Five Star and 78 communities were managed by Five Star for our account. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the Five Star management agreements for all of our senior living communities operated by Five Star. The conversion of our leasing arrangements with Five Star to management arrangements was a significant change in our historical arrangements with Five Star and has resulted, and likely will continue to result in future periods, in our realizing significantly different operating results from our senior living communities, including increased variability. As of December 31, 2020, Five Star managed 235 senior living communities for our account.
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

Pursuant to the Five Star management agreements, Five Star receives a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities. Commencing with the calendar year 2021, Five Star may receive an annual incentive fee equal to 15% of the amount by which the annual EBITDA of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the consumer price index, or CPI, or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%.
The Five Star management agreements expire in 2034, subject to Five Star's right to extend for two consecutive five year terms if Five Star achieves certain performance targets for the combined managed communities portfolio, unless earlier terminated. The Five Star management agreements also provide us with the right to terminate the Five Star management agreements for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023), provided we may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination. Five Star has guaranteed the payment and performance of each of its applicable subsidiary's obligations under the applicable Five Star management agreements.
For further information regarding the Restructuring Transaction and our other business arrangements with Five Star, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and for more information about our dealings and relationships with Five Star generally, and the risks which may arise as a result of these related person transactions, see “Risk Factors—Risks Related to Our Relationships with RMR LLC and Five Star” in Part I, Item 1A of this Annual Report on Form 10-K, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part II, Item 7 of this Annual Report on Form 10-K and Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
All Other
As of December 31, 2020, lease expirations at our other triple net leased senior living communities leased to third party operators other than Five Star and wellness centers are as follows (dollars in thousands):

Year	Number of Properties	Number of Units or Square Feet	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2021	—	—	$—	—%	—%
2022	—	—	—	—%	—%
2023 (2)	6	354,000 sq. ft.	—	—%	—%
2024	2	180 units	2,885	8.0%	8.0%
2025	—	—	—	—%	8.0%
2026	—	—	—	—%	8.0%
2027	4	511 units	4,218	11.7%	19.7%
2028	—	—	—	—%	19.7%
2029	1	155 units	547	1.5%	21.2%
2030 and thereafter	26	1,520 units and 458,000 sq. ft.	28,277	78.8%	100.0%
Total	39		$35,927	100.0%

(1)    Annualized rental income is based on rents pursuant to existing leases as of December 31, 2020. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.
(2)    As a result of the COVID-19 pandemic's impact on operations at our wellness centers, we are negotiating with the tenant of six of our wellness centers with total annualized rental income of approximately $7.9 million, which has been excluded from the table above as the tenant was in default under the applicable leases with us as of December 31, 2020.

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
We believe that the primary market for senior living services is individuals age 80 and older, and, according to U.S. Census data, that group is projected to be among the fastest growing age cohort in the United States over the next 20 years. Also, as a result of medical advances, seniors are living longer. Due to these demographic trends, we expect the demand for senior living services and housing to increase for the foreseeable future. Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford the resident fees at our senior living communities.
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
In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although there are indications that the rate of newly started developments has recently declined due to the COVID-19 pandemic, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on our managers and tenants, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. These competitive challenges may prevent our managers and tenants from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents and returns we may receive and earn from our leased and managed senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline. In response to these competitive pressures, we have invested capital in our existing senior living communities and expect to continue to do so in order that our communities may remain competitive with newer communities. For a discussion of and the risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward-Looking Statements," Part I, Item 1 "Business" and Part I, Item 1A "Risk Factors".
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

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
The following table summarizes the results of operations of each of our segments for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Revenues:
Office Portfolio	$383,365	$405,016
SHOP	1,204,811	571,495
Non-Segment	43,850	63,644
Total revenues	$1,632,026	$1,040,155
Net income (loss) attributable to common shareholders:
Office Portfolio	$88,592	$68,884
SHOP	(114,693)	28,446
Non-Segment	(113,352)	(185,564)
Net income (loss) attributable to common shareholders	$(139,453)	$(88,234)
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019:
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the year ended December 31, 2020 to the year ended December 31, 2019. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.” For a comparison of consolidated results for the year ended December 31, 2019 compared to the year ended December 31, 2018, see Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

	For the Year Ended December 31,
	2020	2019	$ Change	% Change
NOI by segment:
Office Portfolio	$253,609	$272,668	$(19,059)	(7.0)%
SHOP	98,210	214,773	(116,563)	(54.3)%
Non-Segment	43,850	63,644	(19,794)	(31.1)%
Total NOI	395,669	551,085	(155,416)	(28.2)%

Depreciation and amortization	270,147	289,025	(18,878)	(6.5)%
General and administrative	30,593	37,028	(6,435)	(17.4)%
Acquisition and certain other transaction related costs	814	13,102	(12,288)	(93.8)%
Impairment of assets	106,972	115,201	(8,229)	(7.1)%
Gain on sale of properties	6,487	39,696	(33,209)	(83.7)%
Dividend income	—	1,846	(1,846)	(100.0)%
Gains and losses on equity securities, net	34,106	(41,898)	76,004	181.4%
Interest and other income	18,221	941	17,280	nm
Interest expense	(201,483)	(180,112)	21,371	11.9%
Gain on lease termination	22,896	—	22,896	nm
Loss on early extinguishment of debt	(427)	(44)	383	nm
Loss from continuing operations before income tax expense and equity in earnings of an investee	(133,057)	(82,842)	50,215	60.6%
Income tax expense	(1,250)	(436)	814	186.7%
Equity in earnings of an investee	—	400	(400)	(100.0)%
Net loss	(134,307)	(82,878)	51,429	62.1%
Net income attributable to noncontrolling interest	(5,146)	(5,356)	(210)	(3.9)%
Net loss attributable to common shareholders	$(139,453)	$(88,234)	$51,219	58.0%
nm – not meaningful
Office Portfolio:

	Comparable Properties(1)		All Properties
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Total buildings	113	113	123	138
Total square feet (2)	10,604	10,599	11,282	11,878
Occupancy (3)	93.7%	93.6%	91.4%	92.2%

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

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2020	2019	$ Change	% Change	2020	2019	2020	2019	$ Change	% Change
Rental income	$364,376	$365,656	$(1,280)	(0.4)%	$18,989	$39,360	$383,365	$405,016	$(21,651)	(5.3)%
Property operating expenses	(124,123)	(122,590)	1,533	1.3%	(5,633)	(9,758)	(129,756)	(132,348)	(2,592)	(2.0)%
NOI	$240,253	$243,066	$(2,813)	(1.2)%	$13,356	$29,602	$253,609	$272,668	$(19,059)	(7.0)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2019, including our life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.

Rental income. Rental income decreased primarily due to our disposition of 32 properties since January 1, 2019, assets being taken out of service and/or undergoing redevelopment and a decrease in rental income at our comparable properties. Rental income decreased at our comparable properties primarily due to reduced parking revenue at certain of our comparable properties related to the COVID-19 pandemic and increased bad debt, partially offset by higher real estate tax and other property operating expense reimbursements at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses is primarily due to our disposition of 32 properties since January 1, 2019, partially offset by an increase in property operating expenses at our comparable properties. Property operating expenses at our comparable properties increased primarily due to increases in real estate taxes and insurance expense, partially offset by decreases in utility expenses, landscaping expenses, parking expenses and other direct costs at certain of our comparable properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,
	2020	2019	2020	2019
Total properties	216	216	235	244
# of units	25,664	25,664	26,969	29,013
Occupancy	78.1%	85.2%	77.2%	84.4%
Average monthly rate (2)	$4,551	$4,584	$4,530	$4,614
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2019; excludes communities classified as held for sale or closed, if any.
(2)Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2020	2019	$ Change	% Change	2020	2019	2020	2019	$ Change	% Change
Rental income	$—	$132,242	$(132,242)	(100.0)%	$—	$5,656	$—	$137,898	$(137,898)	(100.0)%
Residents fees and services	1,111,318	401,503	709,815	176.8%	93,493	32,094	1,204,811	433,597	771,214	177.9%
Property operating expenses	(998,895)	(326,172)	672,723	206.2%	(107,706)	(30,550)	(1,106,601)	(356,722)	749,879	210.2%
NOI	$112,423	$207,573	$(95,150)	(45.8)%	$(14,213)	$7,200	$98,210	$214,773	$(116,563)	(54.3)%
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2019; excludes communities classified as held for sale or closed, if any.
As a result of routine monitoring protocols that are a part of Five Star's compliance program activities related to Medicare billing, Five Star discovered potentially inadequate documentation at one of our senior living communities that Five Star manages. This monitoring was not initiated in response to any specific complaint or allegation but rather was of the type that Five Star periodically undertakes to test its compliance with applicable Medicare billing rules. We and Five Star voluntarily disclosed this matter to the OIG pursuant to the OIG's Provider Self-Disclosure Protocol. In January 2021, we and Five Star settled this matter with the OIG and we agreed to pay approximately $5,763 in exchange for a customary release, but we and Five Star did not admit any liability. We paid that amount to the OIG in January 2021. Five Star refunded to us $115 of management fees it previously received relating to the Medicare payments we refunded to the OIG. With respect to this settlement amount, we accrued a revenue reserve of $3,842 at December 31, 2020 for historical Medicare payments we received and agreed to repay to the OIG and we recorded expenses of $1,921 for the year ended December 31, 2020 for OIG-imposed penalties.
Rental income. Rental income decreased due to the termination of our previously existing master leases with Five Star. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the Five Star management agreements for all of our senior living communities operated by Five Star. See Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for information regarding the Restructuring Transaction.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to the Restructuring Transaction and the resulting change to our management arrangement with Five Star for all of our senior living communities that it operates and our acquisition of one active adult rental property since January 1, 2019, partially offset by decreases in occupancy and average monthly rate primarily due to the impact of the COVID-19 pandemic at both comparable and non-comparable properties for the year ended December 31, 2020 compared to the year ended December 31, 2019. We expect to experience continued downward pressure on our occupancy and average monthly rates as normal resident move-outs may not be replaced by new resident move-ins and potential residents may increasingly delay or forgo moving into senior living communities as a result of the COVID-19 pandemic. Residents fees and services for the year ended December 31, 2020 is net of a $3,842 reserve for a Medicare refund we accrued as of December 31, 2020 and paid in January 2021.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to the Restructuring Transaction and the resulting change to our management arrangement with Five Star for all of our senior living communities that it operates, our acquisition of one active adult rental property since January 1, 2019 and increased costs associated with staffing and supplies due to the COVID-19 pandemic at both comparable and non-comparable properties for the year ended December 31, 2020 compared to the year ended December 31, 2019. As a result of the COVID-19 pandemic, we expect to continue experiencing higher operating expenses primarily driven by increased labor costs and increased cost and consumption of supplies, including personal protective equipment. Property operating expenses for the year ended December 31, 2020 include $1,928 of penalties, compliance costs and professional fees, net of management fees reimbursable by Five Star, related to the Medicare refund we accrued as of December 31, 2020 and paid in January 2021.
Net operating income. The change in NOI reflects the net changes in rental income, residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Year Ended December 31,				As of and For the Year Ended December 31,
	2020		2019		2020		2019
Total properties:
Other triple net leased senior living communities	29		29		29		32
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.61	x	1.71	x	1.61	x	1.71	x
Wellness centers (3)	1.32	x	2.29	x	1.32	x	2.29	x
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
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended September 30, 2020 and 2019 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented. Excludes rent coverage for six of our wellness centers, the tenant of which was in default under the applicable leases with us on December 31, 2020.

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2020	2019	$ Change	% Change	2020	2019	2020	2019	$ Change	% Change
Rental income	$40,753	$45,607	$(4,854)	(10.6)%	$3,097	$18,037	$43,850	$63,644	$(19,794)	(31.1)%
NOI	$40,753	$45,607	$(4,854)	(10.6)%	$3,097	$18,037	$43,850	$63,644	$(19,794)	(31.1)%
(1)Consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2019; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the sale of 14 senior living communities leased to third-party operators and a decrease in rental income at our comparable properties, partially offset by increased rents resulting from our purchase of improvements at our comparable properties since January 1, 2019. Rental income decreased at our comparable properties primarily due to a tenant default under leases for six of our wellness centers on December 31, 2020. We continue to evaluate our options with respect to this tenant default. As a result of the COVID-19 pandemic, many of our wellness centers had been ordered closed by state or local executive orders. In October 2020, the lease for our other four wellness centers was renewed for a 12-year term at a lower average rental rate.
Net operating income. The change in NOI reflects the net changes in rental income described above.
Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2020, compared to the year ended December 31, 2019.
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to our disposition of 73 properties, certain depreciable leasing related assets becoming fully depreciated and certain of our acquired resident agreements becoming fully amortized since January 1, 2019, partially offset by our acquisition of an active adult rental property and the purchase of capital improvements at certain of our properties since January 1, 2019.
General and administrative expense. General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in our base business management fees expense as a result of lower trading prices for our common shares during 2020 compared to 2019.
Acquisition and certain other transaction related costs. Acquisition and certain other transaction related costs primarily represent costs incurred in connection with the Restructuring Transaction.
Impairment of assets. For further information about our asset impairment charges, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gain on sale of properties. Gain on sale of properties is the net result of our sale of certain of our properties during 2020 and 2019. For further information regarding gain on sale of properties, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Dividend income. The decrease in dividend income is the result of our sale on July 1, 2019 of all of the RMR Inc. class A common stock that we owned.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represent the net gains and losses to adjust our investment in Five Star and former investment in RMR Inc. to their fair values.
Interest and other income. The increase in interest and other income is primarily due to $17,485 of funds we received from the U.S. government pursuant to the CARES Act during the year ended December 31, 2020.
Interest expense. Interest expense increased primarily due to our issuance in June 2020 of $1,000,000 aggregate principal amount of our 9.75% senior notes due in 2025. This increase was partially offset by our redemption in May 2019 of all $400,000 of our 3.25% senior notes due 2019, our prepayment in December 2019 of our $350,000 term loan, a lower interest rate, as compared to our $350,000 term loan, on the $250,000 term loan we obtained in December 2019, which we subsequently repaid in June 2020, our redemption in April 2020 of all $200,000 of our 6.75% senior notes due 2020, a decrease in average borrowings under our revolving credit facility and decreases in LIBOR, resulting in a decrease in interest expense with respect to our floating rate debt.
Gain on lease termination. Gain on lease termination represents the gain recognized in connection with the Restructuring Transaction. For information regarding the Restructuring Transaction, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt in connection with our prepayment of our $250,000 term loan and mortgage notes during the year ended December 31, 2020. We recorded a loss on early extinguishment of debt in connection with our prepayment of mortgage notes and of our $350,000 term loan during the year ended December 31, 2019.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from our investment in Affiliates Insurance Company, or AIC. The decrease in equity in earnings of an investee is due to the dissolution of AIC in February 2020.
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable SEC rules, including FFO attributable to common shareholders, Normalized FFO attributable to common shareholders and NOI for the years ended December 31, 2020 and 2019. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the years ended December 31, 2020 and 2019 and reconciliations of net income (loss) attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to

FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income (loss) attributable to common shareholders per share for these periods.

	For the Year Ended December 31,
	2020	2019
Net loss attributable to common shareholders	$(139,453)	$(88,234)
Depreciation and amortization	270,147	289,025
Gain on sale of properties	(6,487)	(39,696)
Impairment of assets	106,972	115,201
Gains and losses on equity securities, net	(34,106)	41,898
FFO adjustments attributable to noncontrolling interest	(21,100)	(21,147)
FFO attributable to common shareholders	175,973	297,047

Acquisition and certain other transaction related costs	814	13,102
Costs and payment obligations related to compliance assessment at one of our senior living communities	5,770	—
Gain on lease termination (1)	(22,896)	—
Loss on early extinguishment of debt	427	44
Normalized FFO attributable to common shareholders	$160,088	$310,193

Weighted average common shares outstanding (basic)	237,739	237,604
Weighted average common shares outstanding (diluted)	237,739	237,604

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.59)	$(0.37)
FFO attributable to common shareholders	$0.74	$1.25
Normalized FFO attributable to common shareholders	$0.67	$1.31
Distributions declared	$0.18	$0.84
(1)    Gain on lease termination represents the gain recognized in connection with the Restructuring Transaction. For information regarding the Restructuring Transaction, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Property Net Operating Income (NOI)
We calculate NOI as shown below. The calculation of NOI excludes certain components of net income (loss) in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We use NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.
The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of net income (loss) to NOI for the years ended December 31, 2020 and 2019.

	For the Year Ended December 31,
	2020	2019
Reconciliation of Net Income (Loss) to NOI:
Net loss	$(134,307)	$(82,878)

Equity in earnings of an investee	—	(400)
Income tax expense	1,250	436
Loss from continuing operations before income tax expense and equity in earnings of an investee	(133,057)	(82,842)
Loss on early extinguishment of debt	427	44
Gain on lease termination (1)	(22,896)	—
Interest expense	201,483	180,112
Interest and other income	(18,221)	(941)
Gains and losses on equity securities, net	(34,106)	41,898
Dividend income	—	(1,846)
Gain on sale of properties	(6,487)	(39,696)
Impairment of assets	106,972	115,201
Acquisition and certain other transaction related costs	814	13,102
General and administrative	30,593	37,028
Depreciation and amortization	270,147	289,025
Total NOI	$395,669	$551,085

Office Portfolio NOI	$253,609	$272,668
SHOP NOI	98,210	214,773
Non-Segment NOI	43,850	63,644
Total NOI	$395,669	$551,085
(1)    Gain on lease termination represents the gain recognized in connection with the Restructuring Transaction. For information regarding the Restructuring Transaction, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of cash to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, borrowings under our revolving credit facility and proceeds from the disposition of certain properties. We believe that these sources will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:
•our ability to receive rents from our tenants in light of the COVID-19 pandemic and its resulting economic downturn and generally;
•our ability to maintain or increase the occupancy of, and the rental rates at, our properties or reduce the extent of the declines in occupancy and rental rates in response to the COVID-19 pandemic and its resulting economic downturn, particularly at our senior living communities;
•our ability to control operating expenses and capital expenses at our properties, including increased operating expenses in response to the COVID-19 pandemic; and
•our manager's ability to operate our managed senior living communities during the COVID-19 pandemic and generally so as to maintain or increase our returns or, during the COVID-19 pandemic and its resulting economic downturn, to reduce the extent of the declines in our returns.
We continue to carefully monitor the developments of the COVID-19 pandemic and its resulting economic downturn and their impact on our tenants, operators and other stakeholders, including at our senior living communities.

In response to the operating challenges and uncertain economic challenges as a result of the COVID-19 pandemic, in June 2020, we issued $1.0 billion aggregate principal amount of our 9.75% senior notes due 2025. We used the net proceeds from this offering to prepay in full our $250.0 million term loan that was scheduled to mature on June 12, 2020 and to reduce amounts outstanding under our revolving credit facility. Further in February 2021, we issued $500.0 million aggregate principal amount of 4.375% senior notes due 2031. We used net proceeds from this offering to prepay our $200.0 million term loan and expect to use the remaining net proceeds to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when those notes become redeemable with no prepayment premium. Also, beginning in the second quarter of 2020, we reduced our quarterly cash distribution rate on our common shares to $0.01 per share.
During the year ended December 31, 2020, we sold 27 properties for an aggregate sales price of $152.9 million, excluding closing costs. In February 2021, we sold one medical office property for a sales price of $9.0 million, excluding closing costs, and as of February 23, 2021, we had four properties under an agreement to sell for a sales price of approximately $95.5 million, excluding closing costs. The impacts of the COVID-19 pandemic and the resulting economic conditions are likely to cause many of these property sales to be delayed or occur over a protracted period of time or not at all. The measures noted above and anticipated sales of our properties may not sufficiently offset the decrease in cash flows from operations and capital investments we make during the COVID-19 pandemic, which may negatively impact our liquidity and result in increased borrowings under our revolving credit facility.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Cash and cash equivalents and restricted cash at beginning of period	$52,224	$70,071
Net cash provided by (used in):
Operating activities	158,544	265,845
Investing activities	(40,436)	86,171
Financing activities	(79,483)	(369,863)
Cash and cash equivalents and restricted cash at end of period	$90,849	$52,224
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from certain of our senior living community tenants monthly, quarterly or annually.

The decrease in cash provided by operating activities for the year ended December 31, 2020 compared to the prior year was primarily due to the Restructuring Transaction and the results from the converted managed communities for the 2020 period being less than our rental income for these communities in the 2019 period, as well as reduced NOI as a result of dispositions of properties during 2019 and 2020 and resulting changes in our working capital assets and liabilities from the converted managed communities which, as of January 1, 2020, are now included in our consolidated balance sheets. The decreases noted above are partially offset by a decrease in business management fee expenses in the 2020 period compared to the 2019 period, particularly as a result of no business management incentive fee expense having been paid in the 2020 period.
As noted elsewhere in this Annual Report on Form 10-K, the COVID-19 pandemic has had a substantial adverse impact on the global economy. Depending on the duration and severity of this pandemic and the resulting economic downturn, our tenants' and operators' businesses may become significantly adversely impacted, which may result in their failing to pay rent to us or to renew their leases upon expiration, which would result in our realizing decreased returns from our senior living communities. We have granted requests for certain of our tenants to defer rent payments totaling $2.1 million. As of December 31, 2020, we recognized an increase in our accounts receivable balance related to these deferred rent payments of $1.5 million. These tenants are obligated to pay, in most cases, the deferred rents in 12 equal monthly installments beginning in September 2020. For the three months ended December 31, 2020, we collected approximately 99% of our contractual rents due from tenants in our Office Portfolio segment. While these deferred amounts have not negatively impacted our results of operations, the deferred rents have temporarily reduced our operating cash flows. We are handling requests from our tenants for relief on an individual basis. As it relates to our SHOP segment, we have also deferred approximately $22.2 million of payroll taxes as allowed under the CARES Act. These deferred payroll taxes were included in other liabilities in our consolidated balance sheet as of December 31, 2020 and we expect to pay these deferred taxes in the second half of 2021. We also believe that, other than in our SHOP segment, overall tenant retention levels may increase as a result of the COVID-19 pandemic.

Our Investing Liquidity and Resources
The change in cash used in investing activities for the year ended December 31, 2020 compared to the cash provided by investing activities in the prior year was primarily due to less proceeds from the sale of real estate properties during 2020 compared to 2019 and our sale of all of the RMR Inc. class A common stock that we owned in the 2019 period, partially offset by a decrease in real estate acquisitions and improvements during 2020 compared to 2019.
The following is a summary of cash used for capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	For the Year Ended December 31,
	2020	2019
Office Portfolio segment capital expenditures:
Lease related costs (1)	$19,364	$26,537
Building improvements (2)	18,119	17,099
SHOP segment fixed assets and capital improvements	64,446	17,196
Recurring capital expenditures	$101,929	$60,832

Development, redevelopment and other activities - Office Portfolio segment (3)	$55,642	$30,763
Development, redevelopment and other activities - SHOP segment(3) (4)	27,098	144,957
Total development, redevelopment and other activities	$82,740	$175,720
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
(4)The year ended December 31, 2019 includes capital improvements for communities that were previously leased to Five Star.
During the year ended December 31, 2020, we invested $2.1 million in revenue producing capital improvements at certain of our triple net leased senior living communities leased to third-party operators, and, as a result, annual rent payable to us increased by approximately $0.1 million pursuant to the terms of the applicable leases. We used cash on hand and borrowings under our revolving credit facility to fund these purchases. These capital improvement amounts are not included in the table above.
During the year ended December 31, 2020, commitments made for expenditures in connection with leasing space in our medical office and life science properties, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the year	260	716	976
Total leasing costs and concession commitments(1)	$16,833	$5,848	$22,681
Total leasing costs and concession commitments per square foot(1)	$64.63	$8.16	$23.22
Weighted average lease term (years)(2)	8.5	5.2	6.4
Total leasing costs and concession commitments per square foot per year(1)	$7.60	$1.58	$3.63
(1)    Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
(2)    Weighted based on annualized rental income pursuant to existing leases as of December 31, 2020, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.

We plan to continue investing capital in our senior living communities to better position these communities in their respective markets in order to increase our returns in future years, but certain projects have been delayed and may continue to be delayed in the future due to COVID-19 related community access restrictions and other state and local ordinances that may limit our ability to proceed with these projects on a timely basis. Our ability to make capital investments is currently limited pursuant to our credit agreement through the Amendment Period.
As of December 31, 2020, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our medical office and life science properties of approximately $19.2 million, of which we expect to spend approximately $9.8 million during calendar year 2021. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, borrowings under our revolving credit facility and proceeds from the disposition of certain properties.
We are currently in the process of redeveloping three properties in our Office Portfolio located in Tempe, AZ, San Diego, CA and Lexington, MA. These redevelopment projects may require significant capital expenditures and time to complete. During the year ended December 31, 2020, we entered into a new 10-year lease at a rental rate that is approximately 20% higher than the prior rental rate for the same space at one of these buildings located in San Diego, CA. Physical improvements at our redevelopment in San Diego, CA have been substantially completed as of December 31, 2020 and we expect to incur additional substantial leasing costs in 2021 to lease the available space. We have continued to progress on our redevelopments during 2020 and expect to continue that progress into 2021.
We expect disruptions to future disposition activity, capital expenditures spending and redevelopment projects due to uncertain market conditions as a result of the COVID-19 pandemic and its resulting economic conditions. As noted above, our ability to make capital investments is currently limited pursuant to our credit agreement through the Amendment Period. For further information regarding our acquisitions and dispositions, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Pursuant to the Restructuring Transaction, on January 1, 2020, Five Star issued 10,268,158 common shares to us and an aggregate of 16,118,849 common shares to our shareholders of record as of December 13, 2019. In consideration of these share issuances, we provided Five Star with $75.0 million of additional consideration. For further information regarding the Restructuring Transaction, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our Financing Liquidity and Resources
The decrease in cash used in financing activities for the year ended December 31, 2020 compared to the prior year was primarily due to net proceeds from our issuance in June 2020 of $1.0 billion aggregate principal amount of our 9.75% senior notes, decreased repayments of senior unsecured notes in 2020 and a reduction in distributions paid to our shareholders in 2020, partially offset by our prepayment in June 2020 of our $250.0 million term loan and increased repayments of borrowings under our revolving credit facility in 2020 compared to 2019.
As of December 31, 2020, we had $74.4 million of cash and cash equivalents and no outstanding borrowings under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes.
In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a revolving credit facility. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have two, one year options to extend the maturity date of the facility to January 2024. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. The facility also includes a feature pursuant to which, following the termination of the Amendment Period, in certain circumstances maximum borrowings under the facility may be increased to up to $2.0 billion. At December 31, 2020, our revolving credit facility required interest to be paid on borrowings at the annual rate of 2.6%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. As of December 31, 2020 and February 23, 2021, we had no outstanding borrowings under our revolving credit facility.
In June 2020, we amended our credit and term loan agreements through June 30, 2021 in order to provide us with certain flexibility in light of the uncertainties related to the COVID-19 pandemic. In January 2021, we further amended our credit and term loan agreements to, among other things, obtain waivers from compliance with certain financial covenants through June 2022. Pursuant to the January 2021 amendments:
•certain of the financial covenants under our credit and term loan agreements, including covenants that require us to maintain certain financial ratios, have been waived through June 2022;
•the revolving credit facility commitments have been reduced from $1.0 billion to $800.0 million;
•we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit and term loan agreements and agreed to provide first mortgage liens on 91 medical office and life science properties with an aggregate gross book value of real estate assets of $1.4 billion as of December 31, 2020 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things;
•we have the ability to fund $350.0 million of capital expenditures per year and we are restricted in our ability to acquire real property as defined in the credit agreement;
•the interest rate premium over LIBOR under our revolving credit facility and term loan increased by 30 basis points;
•certain covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions), and the minimum liquidity requirement of $200.0 million will remain in place during the Amendment Period; and
•we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, and debt financings to the repayment of our $300.0 million senior notes due in 2021, or maintain sufficient cash for such payment of these senior notes until they can be paid at par, our $200.0 million term loan and any amounts outstanding under our revolving credit facility. In February 2021, we prepaid in full our $200.0 million term loan using proceeds from our February 2021 issuance of $500.0 million aggregate principal amount of 4.375% senior notes due 2031. We expect to use the remaining net proceeds from this offering to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when those notes become redeemable with no prepayment premium.
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
Our $200.0 million term loan that was outstanding as of December 31, 2020 and was scheduled to mature in September 2022 required interest to be paid at the annual rate of 2.8% as of December 31, 2020. As discussed above, we prepaid this term loan in full in February 2021 with proceeds from the issuance of our 4.375% senior notes due 2031.
During the year ended December 31, 2020, we paid quarterly cash distributions to our shareholders totaling approximately $42.8 million using existing cash balances and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2020, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On January 14, 2021, we declared a quarterly distribution payable to common shareholders of record on January 25, 2021 in the amount of $0.01 per share, or approximately $2.4 million. We paid this distribution on February 18, 2021 using cash on hand.
We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit and debt ratings, which were recently downgraded, depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. As noted elsewhere in this Annual Report on Form 10-K, it is uncertain what the duration and severity of the current economic downturn resulting from the COVID-19 pandemic will be. A protracted economic downturn may have various negative consequences including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
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
In June 2020, we issued $1.0 billion aggregate principal amount of our 9.75% senior notes due 2025 in an underwritten public offering. These notes are guaranteed by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit and term loan agreements. We used the net proceeds from this offering to prepay in full our $250.0 million term loan that was scheduled to mature on June 12, 2020 and to reduce amounts outstanding under our revolving credit facility.
In February 2021, we issued $500.0 million aggregate principal amount of 4.375% senior notes due 2031 in an underwritten public offering. These notes are guaranteed by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit and term loan agreements. We used net proceeds from this offering to prepay our $200.0 million term loan and expect to use the remaining net proceeds to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when those notes become redeemable with no prepayment premium.
In March 2020, Standard & Poor's downgraded our issuer credit rating to BB and downgraded the ratings on our then existing senior notes to BB+, and effective April 1, 2020, the interest rate premiums under our revolving credit facility and then existing term loan were increased as a result. In May 2020, Moody's downgraded our then existing unsecured credit rating to Ba2, and the interest rate premiums under our revolving credit facility and then existing term loans were not changed. In February 2021, Moody's downgraded our senior unsecured debt rating from Ba2 to B1 and our 9.75% senior notes due 2025 rating from Ba1 to Ba3 and Standard & Poor's downgraded our senior unsecured debt rating from BB to BB- and our 9.75% senior notes due 2025 rating from BB+ to BB, respectively.
For further information regarding our outstanding debt, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Debt Covenants
Our principal debt obligations at December 31, 2020 were: (1) $2.7 billion outstanding principal amount of senior unsecured notes; (2) $200.0 million outstanding principal amount under our term loan (which we prepaid in February 2021); and (3) $684.5 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by seven properties. On February 8, 2021, we issued $500.0 million aggregate principal amount of our 4.375% senior notes due 2031. We used net proceeds from this offering to prepay our $200.0 million term loan and expect to use the remaining net proceeds to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when those notes become redeemable with no prepayment premium. For further information regarding our indebtedness, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of December 31, 2020, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our credit and term loan agreements and our other debt obligations. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Annual Report on Form 10-K, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. We expect our ratio of consolidated income available for debt service to debt service could fall below the 1.5x requirement under our revolving credit facility and our public debt covenants in the first half of 2021 as the COVID-19 pandemic continues to have an adverse impact on our operations. We will not be allowed to incur additional debt while this ratio is below 1.5x, and as a result, we may borrow the remaining balance of our revolving credit facility prior to falling below the 1.5x requirement as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of continued uncertainty in the global markets resulting from the COVID-19 pandemic. The proceeds from this borrowing, if made, may be used for general business purposes. Further, if we believe we would not be able to satisfy our financial or other covenants, we would seek waivers, amendments, or in the case of our public debt covenants, draw upon any undrawn amounts from our revolving credit facility prior to any covenant violation, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We can provide no assurance that we would be able to obtain these waivers or amendments or repay the related debt facilities when due, which would lead to an event of default or potential acceleration of amounts due on our outstanding debt.
Neither our senior unsecured notes indentures and their supplements, nor our credit agreement, contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, following our debt ratings downgrades, our interest expense and related costs under our credit agreement has increased. See "—Our Financing Liquidity and Resources" above for information regarding recent downgrades of our issuer credit rating and senior unsecured debt rating that resulted in a change in the interest rate premiums under our revolving credit facility and term loan.
Our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $20.0 million ($50.0 million or more in the case of our senior unsecured notes indentures and supplements entered in February 2016, February 2018, June 2020 and February 2021). Similarly, our credit agreement have cross default provisions to other indebtedness that is recourse of $25.0 million or more and indebtedness that is non-recourse of $75.0 million or more.
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
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of December 31, 2020, all $1.0 billion of our 9.75% senior notes due 2025 were fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our 4.375% senior notes due 2031 are similarly guaranteed by substantially all of our subsidiaries, except for certain excluded subsidiaries, as our 9.75%

senior notes due 2025. Our remaining $1.65 billion of senior unsecured notes do not have the benefit of any guarantees as of December 31, 2020. See Note 9 for a description of the terms and conditions of these notes, including covenants.
A subsidiary guarantor's guarantee of our 9.75% senior notes due 2025 and our 4.375% senior notes due 2031, as applicable, and all other obligations of such subsidiary guarantor under the indenture governing the notes will automatically terminate and such subsidiary guarantor will automatically be released from all of its obligations under such subsidiary guarantee and the indenture under certain circumstances, including on or after the date (a) the notes have an investment grade rating from two rating agencies and one of such investment grade ratings is a mid-BBB investment grade rating and (b) no default or event of default has occurred and is continuing under the indenture. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on our 9.75% senior notes due 2025 or our 4.375% senior notes due 2031 or the respective guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of our 9.75% senior notes due 2025 and our 4.375% senior notes due 2031, as applicable, to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries' creditors and any preferred equity holders. As a result, our 9.75% senior notes due 2025 and our 4.375% senior notes due 2031 and the respective guarantees are structurally subordinated to all indebtedness, guarantees and other liabilities of our subsidiaries that do not guarantee our 9.75% senior notes due 2025 and our 4.375% senior notes due 2031, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

December 31, 2020
Real estate properties, net	$5,016,543
Other assets, net	380,286
Total assets	$5,396,829

Indebtedness, net	$2,815,049
Other liabilities	276,223
Total liabilities	$3,091,272

Year Ended December 31, 2020
Revenues	$1,454,467
Expenses	1,477,238
Loss from continuing operations	(124,714)
Net loss	(125,964)
Net loss attributable to DHC	(125,964)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them. For further information about these and other such relationships and related person transactions, see Notes 3, 6, 7 and 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2020. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Critical Accounting Estimates
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:
•allocation of purchase prices among various asset categories, including allocations to above and below market leases, and the related impact on the recognition of rental income and depreciation and amortization expenses; and
•assessment of the carrying values and impairments of long lived assets.
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

We regularly evaluate our properties for indicators of impairment. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. The future cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.
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
Impact of Government Reimbursement
For the year ended December 31, 2020, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs. Because of shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs, as well as existing regulations that impact these matters. Further, there are other existing and recently enacted legislation, and related litigation, related to government payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business-Government Regulation and Reimbursement” above in this Annual Report on Form 10-K. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our and our tenants' increasing expenses and that such changes may be material and adverse to our future financial results.
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
Fixed Rate Debt
At December 31, 2020, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes (2)	$300,000	6.75%	$20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	1,000,000	9.75%	97,500	2025	Semi-Annually
Senior unsecured notes	500,000	4.75%	23,750	2028	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Mortgage note	11,838	6.28%	743	2022	Monthly
Mortgage note	10,724	4.85%	520	2022	Monthly
Mortgage note	15,805	5.75%	909	2022	Monthly
Mortgage note	15,646	6.64%	1,039	2023	Monthly
Mortgage notes (3)	620,000	3.53%	21,886	2026	Monthly
Mortgage note	10,470	4.44%	465	2043	Monthly
	$3,334,483		$214,267
(1)The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts. This table does not include obligations under finance leases.
(2)In February 2021, we issued $500,000 aggregate principal amount of 4.375% senior notes due 2031. We used net proceeds from this offering prepay our $200,000 term loan and expect to use the remaining net proceeds to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when those notes become redeemable with no prepayment premium.
(3)The life science property encumbered by these mortgages is owned in a joint venture arrangement in which we own a 55% equity interest. The principal amounts listed in the table for these debts have not been adjusted to reflect the equity interest in the joint venture that we do not own.
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
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2020, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $34.6 million.
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

Floating Rate Debt
At December 31, 2020, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had no outstanding borrowings, and our $200.0 million term loan. Pursuant to the January 2021 amendments to our credit and term loan agreements, the revolving credit facility commitments have been reduced from $1.0 billion to $800.0 million. Our revolving credit facility matures in January 2022, and, subject to the payment of an extension fee and meeting other conditions, we have two, one year options to extend the maturity date of the facility to January 2024. Generally, no principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. We prepaid our $200.0 million term loan in February 2021 with a portion of the net proceeds from the issuance of our 4.375% senior notes due 2031.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2020 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
	Interest Rate (1)	Outstanding Floating Rate Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2020	2.75%	$200,000	$5,500	$0.02
One percentage point increase	3.75%	$200,000	$7,500	$0.03
(1)Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loan as of December 31, 2020.
(2)Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2020.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2020 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
	Interest Rate (1)	Outstanding Floating Rate Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2020	2.58%	$1,200,000	$30,960	$0.13
One percentage point increase	3.58%	$1,200,000	$42,960	$0.18
(1)    Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loan as of December 31, 2020.
(2)    Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2020.
The foregoing tables show the impact of an immediate increase in floating interest rates. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the amount of our borrowings outstanding under our revolving credit facility or other floating rate debt. Further, as noted above, in January 2021, the maximum capacity on our revolving credit facility was reduced to $800.0 million and we prepaid our $200.0 million term loan.
LIBOR Phase Out
LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility and term loan at floating rates based on LIBOR. Interest we may pay on any future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our credit facility and term loan agreements would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.
Item 8.  Financial Statements and Supplementary Data.
The information required by this item is included in Part IV, Item 15 of this Annual Report on Form 10-K.
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2020, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2020 Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
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
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information.  We may award common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, as amended, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under our equity compensation plan excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	1,843,617	(1)
Equity compensation plan not approved by securityholders	None.	None.	None.
Total	None.	None.	1,843,617	(1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.
Payments by us to RMR LLC employees are described in Notes 5 and 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary, dated June 30, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2017.)
3.4	Articles Supplementary, dated May 19, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 20, 2020.)
3.5	Amended and Restated Bylaws of the Company, adopted January 1, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 2, 2020.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 2, 2020.)
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

4.4
Supplemental Indenture No. 7, dated as of July 20, 2012, between the Company and U.S. Bank National Association, related to 5.625% Senior Notes due 2042, including form thereof (Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on July 20, 2012.)

4.5
Supplemental Indenture No. 9, dated as of April 28, 2014, between the Company and U.S. Bank National Association, related to 4.75% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.6	Indenture, dated as of February 18, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2016.)
4.7
First Supplemental Indenture, dated as of February 18, 2016, between the Company and U.S. Bank National Association, related to 6.25% Senior Notes due 2046, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2016.)

4.8
Second Supplemental Indenture, dated as of February 12, 2018, between the Company and U.S. Bank National Association, related to 4.75% Senior Notes due 2028, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

4.9
Third Supplemental Indenture, dated as of June 2, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 9.750% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2020.)

4.10
Fourth Supplemental Indenture, dated as of February 8, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 4.375% Senior Notes due 2031, including form thereof. (Filed herewith.)

4.11
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

4.12	Description of Securities. (Filed herewith.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.2
Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.3	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 23, 2012.)
10.4	First Amendment to 2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.5	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.6	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.7	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)
10.8	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 20, 2020.)
10.9
Amended and Restated Credit Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.10
First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2020, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2020.)

10.11
Second Amendment to Amended and Restated Credit Agreement, dated as of January 29, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 1, 2021.)

10.12
Amended and Restated $200.0 Million Term Loan Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.13
First Amendment to Amended and Restated $200.0 Million Term Loan Agreement, dated as of June 30, 2020, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2020.)

10.14
Second Amendment to Amended and Restated $200.0 Million Term Loan Agreement, dated as of January 29, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 1, 2021.)

10.15
Pledge Agreement, dated as of January 29, 2021, among the Company, certain subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as Collateral Agent. (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 1, 2021.)

10.16	Pledge Amendment, dated as of February 12, 2021, by the Company and certain subsidiaries of the Company party thereto. (Filed herewith.)
10.17
Transaction Agreement, dated December 7, 2001, among the Company, certain subsidiaries of the Company party thereto, Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.), certain subsidiaries of Five Star Senior Living Inc. party thereto, FSQ, Inc., Service Properties Trust (f/k/a Hospitality Properties Trust) and The RMR Group LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2001.)

10.18	Transaction Agreement, dated as of April 1, 2019, between the Company and Five Star Senior Living Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2019.)
10.19
Omnibus Agreement, dated as of January 1, 2020, among Five Star Senior Living Inc., FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)

10.20
Guaranty Agreement, dated as of January 1, 2020, by Five Star Senior Living Inc. for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)

21.1	Subsidiaries of the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.)
22.1	List of Subsidiary Guarantors. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Ernst & Young LLP. (Filed herewith.)
23.3	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Representative form of Management Agreement, dated as of January 1, 2020. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.) (Schedule of applicable agreements filed herewith.)

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

Item 16.  Form 10-K Summary.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Diversified Healthcare Trust (the "Company") as of December 31, 2020, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for the year ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of Real Estate Properties - Refer to Notes 3 and 10 to the financial statements
Critical Audit Matter Description
The Company's investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. The Company's evaluation of the recoverability of real estate assets involves the comparison of undiscounted future cash flows expected to be generated by each real estate asset over the Company's estimated holding period to the respective carrying amount. The Company's undiscounted future cash flows analysis and the assessment of expected remaining holding period requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, estimated sale proceeds, and capitalization rates.
In the event that a real estate asset is not recoverable, the Company will adjust the real estate asset to its fair value based on third-party appraisals, broker selling estimates, sale agreements under negotiation, and/or final selling prices, when available, and recognize an impairment loss for the carrying amount in excess of fair value. During the year ended December 31, 2020, the Company identified ten real estate properties that had generated and continued to generate negative operating cash flows and elected to cease operations at seven of the properties. The Company recorded an impairment charge of $59.8 million in connection with change in planned use of nine of the properties.
We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of and fair value of real estate assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management's undiscounted future cash flows analysis, the assessment of expected remaining holding period, and the determination of fair value, each of which are sensitive to future market or industry considerations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted cash flows analysis and the assessment of the expected remaining hold period included the following, among others:
•We tested the effectiveness of controls over management's evaluation of the recoverability of real estate property assets, including the key inputs utilized in estimating the undiscounted future cash flows.
•We evaluated the undiscounted cash flow analysis including estimates of future occupancy levels, rental rates, estimated sale proceeds, and capitalization rates for each real estate asset or group of assets with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted future cash flows analysis.
•We evaluated the reasonableness of management's undiscounted future cash flows analysis by comparing management's projections to external market sources and evidence obtained in other areas of our audit.
•We made inquiries of management about the current status of potential transactions and about management's judgments to understand the probability of future events that could affect the hold period and other cash flow assumptions for the properties.
We evaluated the Company's determination of fair value for those assets with impairment indicators by performing the following:
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies; (2) significant assumptions made, including third-party appraisals and estimated sale proceeds based on market comparable transactions; and (3) mathematical accuracy of the calculation by developing a range of independent estimates and comparing our estimates to those used by management.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2021
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Diversified Healthcare Trust (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Diversified Healthcare Trust (the Company) as of December 31, 2019, the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We served as the Company's auditor from 1998 to 2020.
Boston, Massachusetts
March 2, 2020

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Real estate properties:
Land	$789,125	$793,123
Buildings and improvements	6,621,605	6,668,463
Total real estate properties, gross	7,410,730	7,461,586
Accumulated depreciation	(1,694,901)	(1,570,801)
Total real estate properties, net	5,715,829	5,890,785

Assets of properties held for sale	112,437	209,570
Cash and cash equivalents	74,417	37,357
Restricted cash	16,432	14,867
Investments in equity securities	73,772	1,571
Due from affiliates	—	1,990
Acquired real estate leases and other intangible assets, net	286,513	337,875
Other assets, net	197,024	159,811
Total assets	$6,476,424	$6,653,826

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$—	$537,500
Unsecured term loans, net	199,049	448,741
Senior unsecured notes, net	2,608,189	1,820,681
Secured debt and finance leases, net	691,573	694,739
Liabilities of properties held for sale	3,525	6,758
Accrued interest	23,772	24,060
Due to affiliates	24,547	8,779
Assumed real estate lease obligations, net	67,830	76,705
Other liabilities	238,717	158,813
Total liabilities	3,857,202	3,776,776

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $0.01 par value: 300,000,000 shares authorized, 238,268,478 and 237,897,163 shares issued and outstanding, respectively	2,383	2,379
Additional paid in capital	4,613,904	4,612,511
Cumulative net income	1,913,109	2,052,562
Cumulative distributions	(4,033,559)	(3,930,933)
Total equity attributable to common shareholders	2,495,837	2,736,519
Noncontrolling interest:
Total equity attributable to noncontrolling interest	123,385	140,531
Total equity	2,619,222	2,877,050
Total liabilities and equity	$6,476,424	$6,653,826
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$427,215	$606,558	$700,641
Residents fees and services	1,204,811	433,597	416,523
Total revenues	1,632,026	1,040,155	1,117,164

Expenses:
Property operating expenses	1,236,357	489,070	451,581
Depreciation and amortization	270,147	289,025	286,235
General and administrative	30,593	37,028	85,885
Acquisition and certain other transaction related costs	814	13,102	194
Impairment of assets	106,972	115,201	66,346
Total expenses	1,644,883	943,426	890,241

Gain on sale of properties	6,487	39,696	261,916
Dividend income	—	1,846	2,901
Gains and losses on equity securities, net	34,106	(41,898)	(20,724)
Interest and other income	18,221	941	667
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $8,022, $6,032 and $6,221, respectively)	(201,483)	(180,112)	(179,287)
Gain on lease termination	22,896	—	—
Loss on early extinguishment of debt	(427)	(44)	(22)
(Loss) income from continuing operations before income tax expense and equity in earnings of an investee	(133,057)	(82,842)	292,374
Income tax expense	(1,250)	(436)	(476)
Equity in earnings of an investee	—	400	516
Net (loss) income	(134,307)	(82,878)	292,414
Net income attributable to noncontrolling interest	(5,146)	(5,356)	(5,542)
Net (loss) income attributable to common shareholders	$(139,453)	$(88,234)	$286,872

Other comprehensive income (loss):
Amounts reclassified from cumulative other comprehensive income to net income	$—	$175	$—
Equity in unrealized gain (loss) of an investee	—	91	(68)
Other comprehensive income (loss)	—	266	(68)
Comprehensive (loss) income	(134,307)	(82,612)	292,346
Comprehensive income attributable to noncontrolling interest	(5,146)	(5,356)	(5,542)
Comprehensive (loss) income attributable to common shareholders	$(139,453)	$(87,968)	$286,804

Weighted average common shares outstanding (basic)	237,739	237,604	237,511
Weighted average common shares outstanding (diluted)	237,739	237,604	237,546

Per common share amounts (basic and diluted)
Net (loss) income attributable to common shareholders	$(0.59)	$(0.37)	$1.21
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2017:	237,630,409	$2,376	$4,609,316	$1,766,495	$87,231	$(3,360,468)	$3,104,950	$172,238	$3,277,188
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	87,429	(87,429)	—	—	—	—
Balance at January 1, 2018:	237,630,409	2,376	4,609,316	1,853,924	(198)	(3,360,468)	3,104,950	172,238	3,277,188
Net income	—	—	—	286,872	—	—	286,872	5,542	292,414
Other comprehensive loss	—	—	—	—	(68)	—	(68)	—	(68)
Distributions	—	—	—	—	—	(370,746)	(370,746)	—	(370,746)
Share grants	123,800	1	2,514	—	—	—	2,515	—	2,515
Share repurchases	(22,999)	—	(413)	—	—	—	(413)	—	(413)
Share forfeitures	(1,310)	—	2	—	—	—	2	—	2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21,022)	(21,022)
Balance at December 31, 2018:	237,729,900	2,377	4,611,419	2,140,796	(266)	(3,731,214)	3,023,112	156,758	3,179,870
Net (loss) income	—	—	—	(88,234)	—	—	(88,234)	5,356	(82,878)
Amounts reclassified from cumulative other comprehensive income to net income	—	—	—	—	175	—	175	—	175
Other comprehensive income	—	—	—	—	91	—	91	—	91
Distributions	—	—	—	—	—	(199,719)	(199,719)	—	(199,719)
Share grants	202,500	2	1,391	—	—	—	1,393	—	1,393
Share repurchases	(31,747)	—	(293)	—	—	—	(293)	—	(293)
Share forfeitures	(3,490)	—	(6)	—	—	—	(6)	—	(6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21,583)	(21,583)
Balance at December 31, 2019:	237,897,163	2,379	4,612,511	2,052,562	—	(3,930,933)	2,736,519	140,531	2,877,050
Net (loss) income	—	—	—	(139,453)	—	—	(139,453)	5,146	(134,307)
Distributions	—	—	—	—	—	(42,825)	(42,825)	—	(42,825)
Distribution to common shareholders of the right to receive Five Star Senior Living Inc. common stock	—	—	—	—	—	(59,801)	(59,801)	—	(59,801)
Share grants	420,000	4	1,570	—	—	—	1,574	—	1,574
Share repurchases	(47,375)	—	(171)	—	—	—	(171)	—	(171)
Share forfeitures	(1,310)	—	(6)	—	—	—	(6)	—	(6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(22,292)	(22,292)
Balance at December 31, 2020:	238,268,478	$2,383	$4,613,904	$1,913,109	$—	$(4,033,559)	$2,495,837	$123,385	$2,619,222
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(134,307)	$(82,878)	$292,414
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	270,147	289,025	286,235
Net amortization of debt premiums, discounts and issuance costs	8,022	6,032	6,221
Straight line rental income	(6,069)	(4,508)	(10,227)
Amortization of acquired real estate leases	(7,405)	(6,791)	(5,787)
Loss on early extinguishment of debt	51	44	22
Gain on lease termination	(22,896)	—	—
Impairment of assets	106,972	115,201	66,346
Gain on sale of properties	(6,487)	(39,696)	(261,916)
Gains and losses on equity securities, net	(34,106)	41,898	20,724
Other non-cash adjustments, net	(2,203)	(3,771)	(3,772)
Equity in earnings of an investee	—	(400)	(516)
Distribution of earnings from Affiliates Insurance Company	—	2,574	—
Change in assets and liabilities:
Other assets	(33,867)	1,794	(3,586)
Accrued interest	(305)	(2,105)	8,195
Other liabilities	20,997	(50,574)	(1,513)
Net cash provided by operating activities	158,544	265,845	392,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(2,526)	(50,636)	(129,494)
Real estate improvements	(185,585)	(222,417)	(103,804)
Proceeds from sale of properties, net	147,388	254,241	332,389
Proceeds from sale of RMR Inc. common shares, net	—	98,557	—
Distributions in excess of earnings from Affiliates Insurance Company	287	6,426	—
Net cash (used in) provided by investing activities	(40,436)	86,171	99,091

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, net	985,000	—	491,560
Proceeds from borrowings on revolving credit facility	430,500	994,500	727,000
Repayments of borrowings on revolving credit facility	(968,000)	(596,000)	(1,184,000)
Repayment of senior unsecured notes	(200,000)	(400,000)	—
Repayment of term loan	(250,000)	(100,000)	—
Repayment of other debt	(5,941)	(46,345)	(107,116)
Loss on early extinguishment of debt settled in cash	(376)	—	(150)
Payment of debt issuance costs	(5,378)	(417)	(4,296)
Repurchase of common shares	(171)	(299)	(411)
Distributions to noncontrolling interest	(22,292)	(21,583)	(21,022)
Distributions to shareholders	(42,825)	(199,719)	(370,746)
Net cash used in financing activities	(79,483)	(369,863)	(469,181)

Increase (decrease) in cash and cash equivalents and restricted cash	38,625	(17,847)	22,750
Cash and cash equivalents and restricted cash at beginning of period	52,224	70,071	47,321
Cash and cash equivalents and restricted cash at end of period	$90,849	$52,224	$70,071
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$195,599	$177,308	$164,996
Income taxes paid	$399	$452	$474

NON-CASH INVESTING ACTIVITIES:
Five Star Senior Living Inc. common stock	$97,896	$—	$—
Transaction Agreement additional consideration	$(75,000)	$—	$—
Acquisitions funded by assumed debt	$—	$—	$(44,386)
Capitalized interest	$1,833	$1,124	$124

NON-CASH FINANCING ACTIVITIES:
Distribution to common shareholders of the right to receive Five Star Senior Living Inc. common stock	$(59,801)	$—	$—
Assumption of mortgage notes payable	$—	$—	$44,386
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our consolidated balance sheets to the amount shown in our consolidated statements of cash flows:

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$74,417	$37,357	$54,976
Restricted cash (1)	16,432	14,867	15,095
Total cash and cash equivalents and restricted cash shown in our consolidated statements of cash flows	$90,849	$52,224	$70,071
(1) Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties and cash held for the operations of one of our life science properties that is owned in a joint venture arrangement in which we own a 55% equity interest.

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 1. Organization
Diversified Healthcare Trust is a real estate investment trust, or REIT, organized under Maryland law, which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2020, we owned 397 properties located in 36 states and Washington, D.C. On that date, the gross book value of our real estate assets was $7,410,730.
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
In March 2017, we entered a joint venture arrangement with an institutional investor for one of our life science properties located in Boston, Massachusetts. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE's economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $970,142 and $1,015,661 as of December 31, 2020 and 2019, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $697,129 and $704,344 as of December 31, 2020 and 2019, respectively, and consist primarily of mortgage debts secured by the property. The investor's interest in this consolidated entity is reflected as a noncontrolling interest in our consolidated financial statements. See Note 11 for further information about this joint venture.
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
We amortize capitalized above market lease values (included in acquired real estate leases and other intangible assets, net in our consolidated balance sheets) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as an increase to rental income over the non-cancelable periods of the respective leases. For the years ended December 31, 2020, 2019 and 2018, such amortization resulted in a net increase in rental income of $7,405, $6,791 and $5,787, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. During the years ended December 31, 2020, 2019 and 2018, such amortization included in depreciation totaled $48,669, $64,203 and $72,925, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.
As of December 31, 2020 and 2019, our acquired real estate leases and assumed real estate lease obligations, excluding properties held for sale, were as follows:

	December 31,
	2020	2019
Acquired real estate leases:
Capitalized above market lease values	$12,304	$34,587
Less: accumulated amortization	(9,236)	(30,039)
Capitalized above market lease values, net	3,068	4,548

Lease origination value	551,141	642,158
Less: accumulated amortization	(267,696)	(308,831)
Lease origination value, net	283,445	333,327
Acquired real estate leases and other intangible assets, net	$286,513	$337,875

Assumed real estate lease obligations:
Capitalized below market lease values	$128,991	$134,225
Less: accumulated amortization	(61,161)	(57,520)
Assumed real estate lease obligations, net	$67,830	$76,705
As of December 31, 2020, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 3.7 years, 7.4 years and 7.9 years, respectively. Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2020 are estimated to be $36,770 in 2021, $32,959 in 2022, $31,961 in 2023, $27,108 in 2024, $23,724 in 2025 and $66,161 thereafter.
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
On April 1, 2019, we entered into a transaction agreement with Five Star, or the Transaction Agreement, to restructure our business arrangements with Five Star, or the Restructuring Transaction. At December 31, 2019, we owned 423,500 Five Star common shares after giving effect to the one-for-ten reverse stock split effected by Five Star with respect to its common shares on September 30, 2019. Pursuant to the Restructuring Transaction, on January 1, 2020, Five Star issued 10,268,158 common shares to us. The fair value and initial cost basis of the Five Star common shares issued to us on January 1, 2020 was $38,095. At December 31, 2020, we owned 10,691,658 Five Star common shares. Our adjusted cost basis for our Five Star common shares was $44,448 as of December 31, 2020. At December 31, 2020 and 2019, our investment in Five Star had a fair value of $73,772 and $1,571, respectively, including an unrealized gain of $34,106 and unrealized loss of $462, respectively. Based on the terms of the Transaction Agreement, including the issuance of additional Five Star shares to us, we concluded that we have significant influence over Five Star and therefor account for our investment in Five Star as an equity method investment starting January 1, 2020. We have elected the fair value option for our investment in Five Star. We continue to present our investment in Five Star in Investments in equity securities in our consolidated balance sheets due to the comparable accounting treatment of the shares we owned in Five Star as of December 31, 2020 and 2019.
See Notes 6 and 8 for further information regarding our investment in Five Star and former investment in RMR Inc.
EQUITY METHOD INVESTMENTS.  We account for our investment in Affiliates Insurance Company, or AIC, until AIC was dissolved as described in Note 8, using the equity method of accounting. Significant influence was present through common representation on our Board of Trustees and the board of directors of AIC until February 13, 2020. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. He is also a managing director and an executive officer of RMR Inc. Substantially all of the business of RMR Inc. is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC, which is our manager and provided management and administrative services to AIC. Most of our Trustees were directors of AIC. See Note 8 for more information about our investment in AIC. Refer to the above section for further details on our equity method investment in Five Star.
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
DEBT ISSUANCE COSTS.  Debt issuance costs include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. Debt issuance costs for our revolving credit facility totaled $19,332 and $17,170 at December 31, 2020 and 2019, respectively, and accumulated amortization of debt issuance costs totaled $16,201 and $13,944 at December 31, 2020 and 2019, respectively, and are included in other assets in our consolidated balance sheets. Debt issuance costs for our term loans, senior notes, and mortgage notes payable totaled $53,496 and $41,452 at December 31, 2020 and 2019, respectively, and accumulated amortization of debt issuance costs totaled $15,589 and $16,887, respectively, and are presented in our consolidated balance sheet as a direct deduction from the associated debt liability. Future amortization of debt issuance costs to be recognized with respect to our loans as of December 31, 2020 are estimated to be $8,956 in 2021, $5,683 in 2022, $5,142 in 2023, $5,008 in 2024, $3,038 in 2025 and $13,211 thereafter.
DEFERRED LEASING COSTS.  Deferred leasing costs include capitalized brokerage and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets in our consolidated balance sheets. Deferred leasing costs totaled $44,506 and $42,014 at December 31, 2020 and 2019, respectively, and accumulated amortization of deferred leasing costs totaled $15,605 and $14,922 at December 31, 2020 and 2019, respectively. At December 31, 2020, the remaining weighted average amortization period is approximately 7.6 years. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2020, are estimated to be $5,464 in 2021, $4,468 in 2022, $3,894 in 2023, $3,403 in 2024, $2,933 in 2025 and $8,739 thereafter.
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
For the years ended December 31, 2020, 2019 and 2018, we recognized the rental income from our operating leases on a straight line basis over the term of each lease agreement. We recognized percentage rents when realizable and earned, which was generally during the fourth quarter of the year. For the years ended December 31, 2020, 2019 and 2018, percentage rents earned aggregated $2,144, $2,958 and $8,443, respectively.
As of December 31, 2020, we owned 235 senior living communities that are managed by Five Star for our account. We derive our revenues at these managed senior living communities primarily from services Five Star provides to residents on our behalf and we record revenues when the services are provided. We use the TRS structure authorized by the REIT Investment Diversification and Empowerment Act for all of our managed senior living communities.
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
INCOME TAXES.  We have elected to be taxed as a REIT under the United States Internal Revenue Code of 1986, as amended, and as such are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT.
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
SEGMENT REPORTING.  As of December 31, 2020, we operate in, and report financial information for, the following two segments: our portfolio of medical office and life science properties, or our Office Portfolio, and our senior housing operating portfolio, or SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. See Note 12 for further information regarding our reportable operating segments.
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
Note 3. Real Estate Properties
Our real estate properties, excluding those classified as held for sale, consisted of land of $789,125 and buildings and improvements of $6,621,605 as of December 31, 2020, and land of $793,123 and buildings and improvements of $6,668,463 as of December 31, 2019. Accumulated depreciation was $1,561,751 and $133,150 for buildings and improvements, respectively, as of December 31, 2020; and $1,428,850 and $141,951 for buildings and improvements, respectively, as of December 31, 2019.
Our portfolio as of December 31, 2020 includes: 123 medical office and life science properties with approximately 11.3 million rentable square feet; 264 senior living communities, including independent living (including active adult), assisted living, memory care and skilled nursing facilities, or SNFs, with 29,335 living units; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities.
We have accounted for our 2020, 2019 and 2018 acquisitions as acquisitions of assets. We funded these acquisitions using cash on hand and borrowings under our revolving credit facility, unless otherwise noted.

Acquisitions:
The table below represents the purchase price allocations (including net closing adjustments) of acquisitions for the years ended December 31, 2020, 2019 and 2018:

Date	Location	Type of Property	Number of Properties	Square Feet or Number of Units		Cash Paid plus Assumed Debt (1)	Land	Buildings and Improvements	FF&E	Acquired Real Estate Leases / Resident Agreements	Acquired Real Estate Lease Obligations	Assumed Debt	Premium on Assumed Debt
Acquisitions during the year ended December 31, 2020:
We did not acquire any properties during the year ended December 31, 2020.

Acquisitions during the year ended December 31, 2019:
December 2019	Texas	IL	1	169	units	$50,506	$3,463	$44,189	$652	$2,202	$—	$—	$—

Acquisitions during the year ended December 31, 2018:
January 2018	3 States	Medical Office / Life Science	3	400,000	sq. ft.	$91,698	$16,873	$54,605	$—	$20,220	$—	$—	$—
January 2018 (2)	Tennessee	AL	1	88	units	19,868	580	14,884	1,209	3,195	—	—	—
February 2018 (2)	Arizona	IL	1	127	units	22,622	2,017	17,123	390	4,451	—	(16,748)	(1,359)
March 2018	Virginia	Medical Office	1	135,000	sq. ft.	23,275	2,863	11,105	—	9,307	—	(11,050)	—
June 2018 (2)	Tennessee	IL	2	151	units	23,860	965	17,910	1,628	3,843	—	(16,588)	(486)
Total 2018 Acquisitions			8			$181,323	$23,298	$115,627	$3,227	$41,016	$—	$(44,386)	$(1,845)
(1)Cash paid plus assumed debt, if any, includes closing costs.
(2)Acquired from Five Star.

In January 2020, we acquired a vacant land parcel adjacent to a life science property we own located in Tempe, Arizona for $2,600, excluding acquisition costs.
Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with new management agreements and a related omnibus agreement, or collectively, the Five Star management agreements, for all of our senior living communities operated by Five Star. See Notes 6 and 8 for further information regarding the Restructuring Transaction and the Transaction Agreement.
Impairment:
We regularly evaluate our assets for indicators of impairment. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected assets by comparing it to the expected future cash flows to be generated from those assets. The future cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value. See Note 10 for further information on impairment.
During 2020, we recorded impairment charges of $98,414 to adjust the carrying values of 28 senior living communities to their aggregate estimated fair value. These 28 senior living communities included nine senior living communities which we sold in 2020, seven senior living communities which we closed in 2020 and 10 senior living communities which are classified as held for sale in our consolidated balance sheet as of December 31, 2020. During 2020, we also recorded impairment charges of $8,558 to adjust the carrying value of seven medical office properties to their estimated fair value. We sold four of these medical office properties in 2020. One of these medical office properties is classified as held for sale in our consolidated balance sheet as of December 31, 2020. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of comprehensive income (loss).
During 2019, we recorded impairment charges of $72,166 to adjust the carrying values of 25 senior living communities to their aggregate estimated fair value. These 25 senior living communities included 15 SNFs which we sold in September 2019 and eight senior living communities which we sold in 2020. Two of these 25 senior living communities were classified as held for sale in our consolidated balance sheet as of December 31, 2019. During 2019, we also recorded impairment charges of $43,035 to adjust the carrying value of 20 medical office properties and one life science property to their estimated fair value. We sold five of these medical office properties, along with the life science property, in 2019. The remaining 15 medical office properties were classified as held for sale in our consolidated balance sheet as of December 31, 2019. In 2020, we sold 10 of these 15 medical office properties classified as held for sale. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of comprehensive income (loss).
During 2018, we recorded impairment charges of $46,797 to adjust the carrying values of 13 medical office properties to their aggregate estimated fair value. Two of these medical office properties were classified as held for sale as of December 31, 2018. We sold all 13 of these medical office properties during 2019. During 2018, we also recorded impairment charges of $19,549 to write off unamortized lease assets related to lease defaults at three of our triple net leased senior living communities located in California, Colorado and Oregon that were leased to third party operators. As a result of these leases being terminated, or during the termination process, we concluded that there was no value to the unamortized lease assets and wrote them off completely during 2018. In June 2018, we reached an agreement with the tenant leasing the senior living community located in California and its guarantor to settle past due amounts, terminate the lease and transfer operations, and in connection with this agreement, we received $2,150 of settlement proceeds. In November 2018, we reached an agreement with the tenant leasing the senior living community in Colorado to terminate the lease and transfer operations. In April 2019, we reached an agreement with the tenant leasing the senior living community in Oregon to terminate the lease and transfer operations. We entered management agreements with Five Star to operate these communities for our account under TRS structures. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of comprehensive income (loss).
Dispositions:
During the years ended December 31, 2020, 2019 and 2018, we sold 27, 46, and five properties, respectively, for aggregate sales prices of $152,893, $260,783, and $334,865, respectively, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions individually or in the aggregate, nor do we believe they represent a strategic shift in our business. As a result, the results of the operation for these properties are included in continuing operations through the date of sale of such properties in our consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Square Feet or Number of Units		Sales Price (1)	Gain (loss) on Sale
Dispositions during the year ended December 31, 2020:
January 2020	Louisiana	Medical Office	6	40,575	sq. ft.	$5,925	$(81)
February 2020	Pennsylvania	Medical Office	1	50,000	sq. ft.	2,900	—
March 2020	Texas	Medical Office	1	70,229	sq. ft.	8,779	2,863
April 2020 (2)	California	IL / AL	3	599	units	47,000	(256)
June 2020	South Carolina	Medical Office	1	49,242	sq. ft.	3,550	—
July 2020	Texas	Medical Office	1	6,849	sq. ft.	2,072	(30)
July 2020	Connecticut	Medical Office	1	32,162	sq. ft.	625	(25)
August 2020 (2)	Mississippi	AL	2	116	units	2,500	(42)
September 2020	Mississippi	Medical Office	1	78,747	sq. ft.	7,250	(114)
October 2020	Various	AL	3	239	units	46,000	4,292
November 2020 (2)	Nebraska	AL	1	131	units	3,000	(26)
December 2020	New York	Medical Office	1	64,060	sq. ft.	3,875	(273)
December 2020	Ohio	Life Science	2	232,016	sq. ft.	7,917	257
December 2020 (2)	Wisconsin	SNF / AL	3	537	units	11,500	(303)
			27			$152,893	$6,262

Dispositions during the year ended December 31, 2019:
February 2019	Florida	Life Science	1	60,396	sq. ft.	$2,900	$(69)
March 2019	Massachusetts	Medical Office	1	4,400	sq. ft.	75	(58)
May 2019 (2)	California	SNF	3	278	units	21,500	15,207
May 2019	Colorado	Medical Office	1	15,647	sq. ft.	2,590	1,029
June 2019	Massachusetts	Medical Office	7	164,121	sq. ft.	8,042	1,590
July 2019	Massachusetts	Medical Office	3	103,484	sq. ft.	4,955	2,332
August 2019	Massachusetts	Medical Office	1	49,357	sq. ft.	2,221	812
September 2019 (2)	Various	SNF	15	964	units	8,000	—
September 2019	Massachusetts	Medical Office	1	41,065	sq. ft.	2,750	1,044
October 2019	South Dakota	SNF / IL	3	245	units	10,500	6,661
October 2019	New Jersey	Life Science	1	205,439	sq. ft.	47,500	—
December 2019	Georgia	Medical Office	1	95,010	sq. ft.	14,000	(63)
December 2019	Washington	IL	1	150	units	32,500	7,618
December 2019	Various	AL	7	566	units	103,250	3,593
			46			$260,783	$39,696

Dispositions during the year ended December 31, 2018:
March 2018 (3)	Various	IL	2	843	units	$217,000	$181,154
May 2018 (3)	Maryland	IL	1	354	units	96,000	78,856
June 2018 (2)	California	SNF	1	98	units	6,500	3,699
June 2018 (4)	Oregon	AL	1	99	units	15,365	(1,793)
			5			$334,865	$261,916
(1)Sales price excludes closing costs.
(2)These senior living communities were previously operated by Five Star.
(3)These senior living communities were leased to Sunrise Senior Living LLC.
(4)This senior living community was leased to a third-party operator, where the tenant exercised its purchase option.
During the year ended December 31, 2020, we recognized $225 related to bed sales at one of our senior living communities.
We classify all properties as held for sale in our consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the Codification. As of December 31, 2020, we had 10 senior living communities with 820 units and five medical office and life science properties with 355,656 square feet classified as held for sale. As of December 31, 2019, we had 21 medical office and life science properties with 875,617 square feet and 12 senior living communities with 1,670 units classified as held for sale. As of December 31, 2018, we had two medical office properties with 32,604 square feet classified as held for sale.

In February 2021, we sold one medical office property classified as held for sale as of December 31, 2020 for a sales price of $9,000, excluding closing costs.
As of February 23, 2021, we had four properties under an agreement to sell for a sales price of approximately $95,500, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.
Investments and Capital Expenditures:
During 2020 and 2019, pursuant to the terms of our existing leases, we invested $2,138 and $1,739, respectively, in revenue producing capital improvements at certain of our senior living communities leased to third-party operators. As a result of these investments, annual rental income payable to us increased by approximately $135 and $90, respectively, pursuant to the terms of the applicable leases. Under our previously existing leases with Five Star, Five Star could request that we purchase certain improvements to the leased communities and, until we entered into the Transaction Agreement, the annual rent payable to us by Five Star would increase in accordance with a formula specified in the applicable lease in return for such purchases. During the year ended December 31, 2018, we purchased $17,956 of such improvements and Five Star's annual rent payable to us increased by $1,433 in accordance with the terms of the applicable leases. Pursuant to the Transaction Agreement, the $111,603 of improvements to communities leased to Five Star, including $49,155 of fixed assets and improvements that were purchased pursuant to the Transaction Agreement, that we funded during the year ended December 31, 2019 did not result in increased rent payable by Five Star. See Note 6 for further information regarding the Restructuring Transaction and the Transaction Agreement.
During 2020, we committed $17,901 for capital expenditures related to 1.0 million square feet of leases executed at our medical office and life science properties. During 2019, we committed $30,135 for capital expenditures related to 1.5 million square feet of leases executed at our medical office and life science properties.
Committed and unspent tenant related obligations based on executed leases as of December 31, 2020 and 2019 were $19,159 and $23,994, respectively.
For the years ended December 31, 2020, 2019 and 2018, we recorded capitalized interest of $1,833, $1,124 and $124, respectively.
In July 2019, a tenant in our Office Portfolio segment vacated three buildings with an aggregate of 164,091 square feet in California. After evaluating our options, we determined to, and have since substantially completed, a full redevelopment of these buildings.

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
We increased rental income to record revenue on a straight line basis by $6,069, $4,508 and $10,227 for the years ended December 31, 2020, 2019 and 2018, respectively. Rents receivable, excluding properties classified as held for sale, include $104,803 and $99,297 of straight line rent receivables at December 31, 2020 and 2019, respectively, and are included in other assets, net in our consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. We recognized such payments totaling $77,599, $78,668 and $82,001 for the years ended December 31, 2020, 2019 and 2018, respectively, of which tenant reimbursements totaled $4,722, $4,904 and $5,048, respectively.
The following table presents our operating lease maturity analysis, excluding lease payments from properties classified as held for sale, as of December 31, 2020:

Year	Amount
2021	$305,174
2022	286,369
2023	268,999
2024	248,631
2025	209,866
Thereafter	813,307
Total	$2,132,346
Certain of our tenants have requested relief from their obligations to pay rent due to us in response to the current economic conditions resulting from the COVID-19 pandemic. As of February 23, 2021, we granted requests for certain of our tenants to defer rent payments totaling $2,117. These tenants are obligated to pay, in most cases, the deferred rents in 12 equal monthly installments commencing in September 2020. We have elected to use the FASB relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The FASB relief package provides entities with the option to account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance if the resulting cash flows from the modified lease are substantially the same as the original lease. Because the majority of the deferred rents referenced above are required to be repaid, the cash flows from the respective leases are substantially the same as before the rent deferrals. These deferred amounts did not negatively impact our operating results for the year ended December 31, 2020 and, as of December 31, 2020, we recognized $1,486 in our accounts receivable related to these deferred amounts.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $4,237 and $4,410, respectively, as of December 31, 2020, and $4,319 and $4,461, respectively, as of December 31, 2019. The right of use asset and related lease liability are included within other assets, net and other liabilities, respectively, within our consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our consolidated balance sheets.

Note 5. Shareholders' Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, as amended, or the 2012 Plan. During the years ended December 31, 2020, 2019 and 2018, we awarded to our officers and other employees of RMR LLC annual share awards of 360,000, 187,500 and 105,800 of our common shares, respectively, valued at $1,357, $1,633 and $2,022, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we also awarded each of our Trustees 10,000 common shares with an aggregate value of $176 ($29 per Trustee), 3,000 common shares with an aggregate value of $119 ($24 per Trustee) and 3,000 common shares with an aggregate value of $248 ($50 per Trustee) in 2020, 2019 and 2018, respectively. In addition, in accordance with our trustee compensation arrangements, we awarded 3,000 common shares with a value of $47 in connection with the election of one of our Managing Trustees in March 2018. The values of the share awards were based upon the closing price of our common shares trading on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of award. We include the value of awarded shares in general and administrative expenses in our consolidated statements of comprehensive income (loss) ratably over the vesting period. At December 31, 2020, 1,843,617 of our common shares remain available for issuance under the 2012 Plan.
A summary of shares awarded, forfeited, vested and unvested under the terms of the 2012 Plan from January 1, 2018 to December 31, 2020 is as follows:

	Number of Shares	Weighted Average Award Date Fair Value
Unvested shares at December 31, 2017	148,010	$19.71
Shares awarded in 2018	123,800	$18.72
Shares vested / forfeited in 2018	(109,820)	$18.31
Unvested shares at December 31, 2018	161,990	$19.41
Shares awarded in 2019	202,500	$8.65
Shares vested / forfeited in 2019	(137,150)	$8.94
Unvested shares at December 31, 2019	227,340	$12.52
Shares awarded in 2020	420,000	$3.65
Shares vested / forfeited in 2020	(212,790)	$7.04
Unvested shares at December 31, 2020	434,550	$6.15
The 434,550 unvested shares as of December 31, 2020 are scheduled to vest as follows: 158,330 shares in 2021, 111,920 shares in 2022, 97,900 shares in 2023 and 66,400 shares in 2024. As of December 31, 2020, the estimated future compensation for the unvested shares was $2,205 based on the adjusted award date fair value of these shares. At December 31, 2020, the weighted average period over which the compensation expense will be recorded is approximately 1.9 years. We recorded share based compensation expense of $1,568 in 2020, $1,388 in 2019 and $2,224 in 2018. We recognize forfeitures as they occur.
During 2020, 2019 and 2018, we purchased an aggregate of 47,375, 31,747 and 22,999, respectively, of our common shares from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 8 for further information regarding these purchases.
A summary of cash distributions paid to common shareholders, for federal income tax purposes, as are follows for the periods presented:

	Annual Per		Characterization of Distribution
	Share	Total	Ordinary	Capital	Return of
Year	Distribution	Distribution	Income	Gain	Capital
2020	$0.18	$42,825	—%	—%	100.0%
2019	$0.84	$199,719	—%	25.7%	74.3%
2018	$1.56	$370,746	38.1%	61.9%	—%

On January 14, 2021, we declared a regular quarterly distribution payable to our common shareholders of record on January 25, 2021 in the amount of $0.01 per share, or approximately $2,383. We paid this distribution on February 18, 2021, using cash on hand.
As described in Note 6, pursuant to the Restructuring Transaction, on January 1, 2020, Five Star issued an aggregate of 16,118,849 common shares, with an aggregate value of $59,801, to our shareholders of record as of December 13, 2019. We recorded this issuance as a non-cash distribution in our consolidated financial statements.
Note 6. Leases and Management Agreements with Five Star
As of December 31, 2019, we leased 166 senior living communities to Five Star. As of that date, we also leased to our TRSs 78 communities that we owned and that were managed by Five Star for our account.
Restructuring of our Business Arrangements with Five Star
The Transaction Agreement with Five Star. Pursuant to the Transaction Agreement, effective January 1, 2020, or the Conversion Time:
•our previously existing master leases with Five Star for all of our senior living communities that Five Star leased, as well as our previously existing management agreements and pooling agreements with Five Star for our senior living communities that Five Star managed, were terminated and replaced with the Five Star management agreements;
•Five Star issued to us 10,268,158 common shares and an aggregate of 16,118,849 common shares to our shareholders of record as of December 13, 2019; and
•as consideration for these share issuances, we provided Five Star with $75,000 of additional consideration by assuming certain of Five Star's working capital liabilities and cash payments to Five Star, resulting in a gain on lease termination of $22,896 for the year ended December 31, 2020 in our consolidated statements of comprehensive income (loss).
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
Pursuant to the Five Star management agreements, Five Star receives a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities. Commencing with calendar year 2021, Five Star may receive an annual incentive fee equal to 15% of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year, provided that in no event shall the incentive fee be greater than 1.5% of the gross revenues realized at all communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the consumer price index, or CPI, or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%.
The Five Star management agreements expire in 2034, subject to Five Star's right to extend for two consecutive five year terms if Five Star achieves certain performance targets for the combined managed communities portfolio, unless earlier terminated. The Five Star management agreements also provide us with the right to terminate the Five Star management agreement for any community that does not earn 90% of the target EBITDA for such community for two consecutive calendar years or in any two of three consecutive calendar years, with the measurement period commencing January 1, 2021 (and the first termination not possible until the beginning of calendar year 2023), provided we may not in any calendar year terminate communities representing more than 20% of the combined revenues for all communities for the calendar year prior to such termination. Pursuant to a guaranty agreement dated as of January 1, 2020 made by Five Star in favor of our applicable subsidiaries, Five Star has guaranteed the payment and performance of each of its applicable subsidiary's obligations under the applicable Five Star management agreements.
On April 1, 2019, we concluded that the Restructuring Transaction constituted a reconsideration event requiring us to assess whether we held a controlling financial interest in Five Star. As a result of this assessment, we determined that Five Star was a VIE effective as of the date of the Transaction Agreement. We determined not to consolidate Five Star in our consolidated financial statements, as we do not have the power to direct the activities of Five Star that most significantly impact Five Star's economic performance and therefore are not the primary beneficiary of Five Star. Effective January 1, 2020, we determined that Five Star is not a VIE and we will account for our equity investment in Five Star using the equity method of accounting because we are deemed to exert significant influence, but not control, over Five Star's most significant activities. We have elected to use the fair value option to account for our investment in Five Star.
Our Senior Living Communities Formerly Leased by Five Star. Prior to the Conversion Time, we leased senior living communities to Five Star pursuant to five master leases with Five Star, each of which was terminated as of January 1, 2020 pursuant to the Transaction Agreement.
Under our previously existing leases with Five Star, Five Star paid us annual rent plus percentage rent equal to 4.0% of the increase in gross revenues at certain of our senior living communities over base year gross revenues as specified in the applicable leases. Pursuant to the Transaction Agreement, commencing February 1, 2019, no percentage rent was payable to us by Five Star and annual rent payable to us by Five Star was adjusted as noted above. We previously determined percentage rent due under these leases annually and recognized it when all contingencies were met, which was typically at year end. We recognized total rental income from Five Star of $137,898 and $212,622 (including percentage rent of $538 and $5,525) for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, our net receivables from Five Star were $1,989 and $18,697, respectively, and those amounts are included in due from affiliate in our consolidated balance sheets. No rent or percentage rent is payable to us by Five Star as of December 31, 2020.
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
Under our previously existing leases with Five Star, Five Star could request that we purchase certain improvements to the leased communities and, until we entered into the Transaction Agreement, the annual rent payable to us by Five Star would increase in accordance with a formula specified in the applicable lease in return for such purchases. During the year ended December 31, 2018, we purchased $17,956 of such improvements and Five Star's annual rent payable to us increased by $1,433, in accordance with the terms of the applicable leases. Pursuant to the Transaction Agreement, the $111,603 of improvements to communities leased to Five Star, including $49,155 of fixed assets and improvements that were purchased pursuant to the Transaction Agreement as discussed above, that we funded during the year ended December 31, 2019 did not result in increased rent payable by Five Star.
As of December 31, 2019, Five Star was our most significant tenant. The following is a summary of the assets leased to and revenues earned from Five Star as a tenant as of and for the years ended December 31, 2019 and 2018 compared to all our other assets and revenues from all sources:

	As of December 31, 2019		As of December 31, 2018
	Gross Book Value of Real Estate Assets (1)	% of Total	Gross Book Value of Real Estate Assets (1)	% of Total
Five Star (2)	$2,286,951	27.2%	$2,253,853	26.7%
All others (3)	6,133,672	72.8%	6,174,791	73.3%
	$8,420,623	100.0%	$8,428,644	100.0%
(1)    Represents the gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations, less impairment write downs, if any. Five Star also manages our managed senior living communities. The gross book value of real estate assets of $1,920,070 as of December 31, 2019 for those managed senior living communities Five Star then managed is included in the "All others" category.
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
Our Senior Living Communities Managed by Five Star. Five Star managed 235, 78 and 76 senior living communities for our account as of December 31, 2020, 2019 and 2018, respectively. We lease our senior living communities that are managed by Five Star to our TRSs, and Five Star manages these communities pursuant to long term management agreements. As described above, pursuant to the Restructuring Transaction, effective January 1, 2020, we replaced our long term management and pooling agreements with Five Star with the Five Star management agreements, the terms of which are described above.
We incurred management fees payable to Five Star of $62,880, $15,327 and $14,426 for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our consolidated financial statements. For the year ended December 31, 2020, $60,413 of the total management fees were expensed to property operating expenses in our consolidated statements of income (loss) and $2,467 were capitalized in our consolidated balance sheets.
The following table presents residents fees and services revenue disaggregated by type of contract and payer:

	Year Ended December 31,
Revenue from contracts with customers:	2020	2019
Basic housing and support services	$856,687	$353,699
Medicare and Medicaid programs	173,878	31,324
Private pay and other third party payer SNF services	174,246	48,574
Total residents fees and services	$1,204,811	$433,597
In addition to providing management services to us, Five Star also provides certain other services to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for those rehabilitation services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees of $25,687, $5,920 and $6,442 for the years ended December 31, 2020, 2019 and 2018, respectively, with respect to rehabilitation services Five Star provided at senior living communities it manages for us that are payable by us. These amounts are included in property operating expenses in our consolidated statements of comprehensive income (loss).
As a result of routine monitoring protocols that are a part of Five Star's compliance program activities related to Medicare billing, Five Star discovered potentially inadequate documentation at one of our senior living communities that Five Star manages. This monitoring was not initiated in response to any specific complaint or allegation but rather was of the type that Five Star periodically undertakes to test its compliance with applicable Medicare billing rules. We and Five Star voluntarily disclosed this matter to the United States Department of Health and Human Services, Office of the Inspector General, or the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. In January 2021, we and Five Star settled this matter with the OIG and we agreed to pay approximately $5,763 in exchange for a customary release, but we and Five Star did not admit any liability. We paid that amount to the OIG in January 2021. Five Star refunded to us $115 of management fees it previously received relating to the Medicare payments we refunded to the OIG. With respect to this settlement amount, we accrued a revenue reserve of $3,842 at December 31, 2020 for historical Medicare payments we received and agreed to repay to the OIG and we recorded expenses of $1,921 for the year ended December 31, 2020 for OIG-imposed penalties.

Since January 1, 2020, we sold certain senior living communities that were then managed by Five Star. We and Five Star terminated our management agreements for these senior living communities in connection with these sales. We and Five Star have also identified additional senior living communities for sale that are currently managed by Five Star. If these sales are consummated, we and Five Star will terminate the management agreements for these senior living communities. See Note 3 for further information regarding these sales.
We lease to Five Star space at certain of our senior living communities that Five Star manages that Five Star uses to provide certain inpatient and outpatient rehabilitation and wellness services. We recognized a reduction in property operating expenses of $1,561 for the year ended December 31, 2020, with respect to these leases.
Note 7. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our medical office and life science properties. We also have a subsidiary level management agreement with RMR LLC related to one of our life science properties located in Boston, Massachusetts, which we entered in connection with the joint venture arrangement for that life science property. Under that agreement, our subsidiary pays RMR LLC certain business management fees directly, which fees are credited against the business management fees payable by us to RMR LLC. See Note 8 for further information regarding our relationship, agreements and transactions with RMR LLC.
Management Agreements with RMR LLC. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:
•Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:
◦the sum of (a) 0.5% of the daily weighted average of the aggregate book value of our real estate assets owned by us or our subsidiaries as of October 12, 1999, or the Transferred Assets, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and
◦the sum of (a) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.
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
•Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:
•An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12.0% of the product of:
◦our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and
◦the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL U.S. REIT Healthcare Index, or the benchmark return per share, for the relevant measurement period.
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
◦The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if we issue or repurchase our common shares, or if our common shares are forfeited, during the measurement period.
◦No incentive management fee is payable by us unless our total return per share during the measurement period is positive.
◦The measurement periods are three year periods ending with the year for which the incentive management fee is being calculated.
◦If our total return per share exceeds 12.0% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the SNL U.S. REIT Healthcare Index for such measurement period and 12.0% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the SNL U.S. REIT Healthcare Index by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the SNL U.S. REIT Healthcare Index.
◦The incentive management fee is subject to a cap. The cap is equal to the value of the number of our common shares which would, after issuance, represent 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.
◦Incentive management fees we paid to RMR LLC for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $20,629, $27,399 and $35,874 for the years ended December 31, 2020, 2019 and 2018, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized for the years ended December 31, 2020, 2019 and 2018 reflect a reduction of $2,974 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 8.
Pursuant to our business management agreement with RMR LLC, in January 2019 and 2018, we paid RMR LLC an incentive management fee of $40,642 and $55,740 for the years ended December 31, 2018 and 2017, respectively. We did not recognize an incentive management fee payable to RMR LLC for the years ended December 31, 2020 or 2019. In calculating the incentive management fee payable by us, our total shareholder return per share was adjusted in accordance with the business management agreement to reflect aggregate net increases in the number of our common shares outstanding as a result of certain share issuances and repurchases by us during the applicable three year measurement period. In addition, the calculation of our benchmark return per share was also adjusted for these issuances and repurchases in accordance with the business management agreement during the applicable three year measurement period.

•Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $13,802, $13,141 and $12,214 for the years ended December 31, 2020, 2019 and 2018, respectively. The net property management and construction supervision fees we recognized for the years ended December 31, 2020, 2019 and 2018 reflect a reduction of $797 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 8. For the years ended December 31, 2020, 2019 and 2018, $10,084, $10,705 and $10,832, respectively, of the total net property management and construction supervision fees were expensed to property operating expenses in our consolidated statements of income (loss) and $3,718, $2,436 and $1,382, respectively, were capitalized in our consolidated balance sheets.
Expense Reimbursement. We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our medical office and life science properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC's costs for providing our internal audit function, or as otherwise agreed. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $13,805, $13,373 and $11,891 for these costs and expenses for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our consolidated statements of comprehensive income (loss) for these periods.
Term. Our management agreements with RMR LLC have terms that end on December 31, 2040, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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

Note 8. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR LLC. The Chair of our Board and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board of directors and a managing director of Five Star. Jennifer B. Clark, our other Managing Trustee and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC, an officer of ABP Trust and a managing director and the secretary of Five Star. Jennifer F. Francis, our President and Chief Operating Officer is an executive vice president of RMR Inc. and she and our Chief Financial Officer and Treasurer are also employees and officers of RMR LLC. Certain of Five Star's officers are officers and employees of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these companies. Other officers of RMR LLC, including Ms. Clark and certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies.
Five Star. We are currently Five Star's largest stockholder. As of December 31, 2020, we owned 10,691,658 Five Star common shares, or approximately 33.7% of Five Star's outstanding common shares. As of December 31, 2019, Five Star was our largest tenant and the manager of our managed senior living communities. Pursuant to the Restructuring Transaction, as of January 1, 2020, all of our senior living communities that Five Star operates are managed pursuant to the Five Star management agreements. Five Star manages for us most of the senior living communities we own. RMR LLC provides management services to both us and Five Star. Five Star participates in our property insurance program for the senior living communities Five Star owns and leases. The premiums Five Star pays for this coverage are allocated pursuant to a formula based on the profiles of the properties included in the program. Five Star's program cost for the policy year ending June 30, 2021 is $500. See Note 6 for further information regarding our relationships, agreements and transactions with Five Star and Note 10 for further information regarding our investment in Five Star.
As of December 31, 2020, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., together with ABP Trust, owned approximately 6.3% of Five Star's outstanding common shares.
In order to effect our distribution of Five Star common shares to our shareholders in 2001 and to govern our relations with Five Star thereafter, Five Star entered agreements with us and others, including RMR LLC. Since then, we have entered various leases, management agreements and other agreements with Five Star that include provisions that confirm and modify these undertakings. Among other things, these agreements provide that:
•so long as we remain a REIT, Five Star may not waive the share ownership restrictions in its charter that prohibit any person or group from acquiring more than 9.8% (in value or number of shares, whichever is more restrictive) of the outstanding shares of any class of Five Star stock without our consent;
•so long as Five Star is our tenant or manager, Five Star will not permit nor take any action that, in our reasonable judgment, might jeopardize our qualification for taxation as a REIT;
•we have the right to terminate our management agreements with Five Star upon the acquisition by a person or group of more than 9.8% of Five Star's voting stock or other change in control events, as defined therein affecting Five Star, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to Five Star's board of directors of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of Five Star's directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual; and
•so long as Five Star is our tenant or manager or has a business management agreement with RMR LLC, Five Star will not acquire or finance any real estate of a type then owned or financed by us or any other company managed by RMR LLC without first giving us or such company managed by RMR LLC, as applicable, the opportunity to acquire or finance that real estate.
See Note 6 for further information regarding our relationships, agreements and transactions with Five Star.

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our medical office and life science properties. See Note 7 for further information regarding our management agreements with RMR LLC.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC's property management offices. We recognized rental income from RMR LLC for leased office space of $163, $256 and $228 for the years ended December 31, 2020, 2019 and 2018, respectively. Our office space leases with RMR LLC are terminable on 30 days' notice, subject to certain conditions.
Share Awards to RMR LLC Employees. As described in Note 5, we award shares to our officers and other employees of RMR LLC annually. Generally, one fifth of these awards vest on the award date and one fifth vests on each of the next four anniversaries of the award dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder's retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR LLC. See Note 5 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligation on vesting share awards.
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
AIC. Until its dissolution on February 13, 2020, we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services owned AIC in equal portions. We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC until June 30, 2019.
We also had a one year standalone insurance policy that provided coverage for one of our life science properties located in Boston, Massachusetts that is owned in our joint venture arrangement, which we obtained as a part of this insurance program. We (including our consolidated joint venture) paid aggregate annual premiums, including taxes and fees, of $4,413 and $2,433 in connection with this insurance program for the policy years ended June 30, 2019 and 2018, respectively.
In connection with AIC's dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 from AIC in December 2019 and an additional liquidating distribution of approximately $287 in June 2020.
As of December 31, 2020, 2019 and 2018, our investment in AIC had a carrying value of $11, $298 and $8,632, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $0, $400 and $516 related to our investment in AIC for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income (loss). Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on securities which were owned and held for sale by AIC of $91 and $(68) related to our investment in AIC for the years ended December 31, 2019 and 2018, respectively.
Note 9. Indebtedness
At December 31, 2020 and 2019, our outstanding indebtedness consisted of the following:

		Principal Balance as of December 31,
Floating Rate Debt (1)	Maturity	2020	2019
Revolving credit facility (2)	January 2022	$—	$537,500
Term loan	June 2020	—	250,000
Term loan (3)	September 2022	200,000	200,000
Total floating rate debt		$200,000	$987,500
(1)As of December 31, 2020 and 2019, the unamortized net debt issuance costs on certain of these debts were $951 and $1,259, respectively.

(2)Outstanding borrowings under our revolving credit facility.
(3)We prepaid this term loan in February 2021.

			December 31, 2020		December 31, 2019
Senior Unsecured Notes (1)	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior unsecured notes	6.750%	April 2020	$—	$—	$200,000	$59
Senior unsecured notes (2)	6.750%	December 2021	300,000	490	300,000	1,024
Senior unsecured notes	4.750%	May 2024	250,000	263	250,000	342
Senior unsecured notes	9.750%	June 2025	1,000,000	—	—	—
Senior unsecured notes	4.750%	February 2028	500,000	6,013	500,000	6,857
Senior unsecured notes	5.625%	August 2042	350,000	—	350,000	—
Senior unsecured notes	6.250%	February 2046	250,000	—	250,000	—
Total senior unsecured notes			$2,650,000	$6,766	$1,850,000	$8,282
(1)As of December 31, 2020 and 2019, the unamortized net debt issuance costs on certain of these notes were $35,045 and $21,037, respectively.
(2)In February 2021, we issued $500,000 aggregate principal amount of 4.375% senior notes due 2031. We used net proceeds from this offering to prepay our $200,000 term loan and expect to use the remaining net proceeds to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when those notes become redeemable with no prepayment premium.

	Principal Balance as of December 31,				Number of Properties as Collateral	Net Book Value of Collateral as of December 31,

Secured and Other Debt	2020 (1)	2019 (1)	Interest Rate	Maturity	At December 31, 2020	2020	2019
Mortgage note (2) (3)	$—	$1,426	7.49%	January 2022	—	$—	$11,469
Mortgage note	11,838	12,513	6.28%	July 2022	1	23,500	23,662
Mortgage note	10,724	10,958	4.85%	October 2022	1	19,675	20,139
Mortgage note	15,805	16,131	5.75%	October 2022	2	19,180	19,751
Mortgage note	15,646	16,056	6.64%	June 2023	1	23,023	22,854
Mortgage notes (4)	620,000	620,000	3.53%	August 2026	1	705,096	724,715
Mortgage note (3) (5)	—	1,589	6.25%	March 2026	—	—	4,226
Mortgage note	10,470	10,688	4.44%	July 2043	1	13,582	13,756
Finance Leases	7,811	8,874	7.70%	April 2026	2	18,097	18,432
Total secured	$692,294	$698,235			9	$822,153	$859,004
(1)The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts. As of December 31, 2020 and 2019, the unamortized net premiums and debt issuance costs on certain of these mortgages were $721 and $506, respectively.
(2)We prepaid this debt in May 2020.
(3)The properties encumbered by these mortgages were classified as held for sale as of December 31, 2019. The associated mortgages, along with $25 of unamortized net debt issuance costs, are included in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019.
(4)The property encumbered by these mortgages is owned in a joint venture arrangement in which we own a 55% equity interest. The principal amounts listed in the table for these debts have not been adjusted to reflect the equity interests in the joint venture that we do not own.
(5)We prepaid this debt in February 2020.
We have a $800,000 revolving credit facility that is available for general business purposes. The maturity date of our revolving credit facility is January 2022, and, subject to the payment of an extension fee and meeting other conditions, we have two, one year options to extend the maturity date of the facility to January 2024. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2020, our revolving credit facility required interest to be paid on borrowings at the annual rate of 2.6%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility. Certain of these terms have been amended pursuant to the June 2020 and January 2021 amendments to the agreements governing our revolving credit facility and term loan, or collectively, our credit and term loan agreements, discussed below.
The weighted average annual interest rates for borrowings under our revolving credit facility were 2.2%, 3.4% and 3.0% for the years ended December 31, 2020, 2019 and 2018, respectively. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. As of December 31, 2020, we had no outstanding borrowings and $1,000,000 available for borrowing under our revolving credit facility. As of February 22, 2021, we had no outstanding borrowings and $800,000, which is the maximum capacity as a result of the January 2021 amendments to our credit and term loan agreements described below, available for borrowing under our revolving credit facility.
As of December 31, 2020, we had a $200,000 term loan outstanding that was scheduled to mature in September 2022 and was prepayable without penalty at any time. At December 31, 2020, the annual interest rate payable on amounts outstanding under this term loan was 2.8%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.7%, 3.7% and 3.4% for the years ended December 31, 2020, 2019 and 2018, respectively. The interest rate premium was subject to adjustment based upon changes to our credit ratings. We repaid this term loan in February 2021 using net proceeds from our February 2021 issuance of 4.375% senior notes due 2031.
In June 2020, we amended our credit and term loan agreements through June 30, 2021 in order to provide us with certain flexibility in light of the uncertainties related to the COVID-19 pandemic. In January 2021, we further amended our credit and term loan agreements to, among other things, obtain waivers from compliance with certain financial covenants through June 2022. Pursuant to the January 2021 amendments:
•certain of the financial covenants under our credit and term loan agreements, including covenants that require us to maintain certain financial ratios, have been waived through June 2022;
•the revolving credit facility commitments have been reduced from $1,000,000, to $800,000;
•we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit and term loan agreements and agreed to provide first mortgage liens on 91 medical office and life science properties with an aggregate gross book value of real estate assets of $1,429,612 as of December 31, 2020 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things;
•we have the ability to fund $250,000 of capital expenditures per year, which increased to $350,000 per year following the repayment of our term loan in February 2021, and are restricted in our ability to acquire real property as defined in the agreement governing our revolving credit facility, or our credit agreement;
•the interest rate premium over LIBOR under our revolving credit facility and term loan increased by 30 basis points;
•certain covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions), and the minimum liquidity requirement of $200,000 will remain in place during the Amendment Period; and
•we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, and debt financings to the repayment of our $300,000 senior notes due in 2021, or maintain sufficient cash for such payment of these senior notes until they can be paid at par, our $200,000 term loan and any amounts outstanding under our revolving credit facility. In February 2021, we prepaid our $200,000 term loan using proceeds from our February 2021 issuance of $500,000 aggregate principal amount of 4.375% senior notes due 2031. We expect to use the remaining net proceeds from this offering to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when those notes become redeemable with no prepayment premium.
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
In December 2019, we obtained a $250,000 term loan with a maturity date in June 2020, which we have prepaid in full as discussed further below. The weighted average annual interest rate for amounts outstanding under this term loan was 2.9% for the year ended December 31, 2019. We used the net proceeds from our $250,000 term loan, together with proceeds from our dispositions, borrowings under our revolving credit facility and cash on hand, to prepay in full our $350,000 term loan that was scheduled to mature on January 15, 2020. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $27 for the year ended December 31, 2019.
In February 2020, we prepaid a mortgage note secured by one of our life science properties with an outstanding principal balance of approximately $1,554, a maturity date in March 2026 and an annual interest rate of 6.25%. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $246 for the year ended December 31, 2020. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
In April 2020, we redeemed all of our outstanding 6.75% senior notes due 2020 for a redemption price equal to the principal amount of $200,000 plus accrued and unpaid interest of $6,750. We funded this redemption with cash on hand and borrowings under our revolving credit facility.
In May 2020, we prepaid a mortgage note secured by one of our medical office properties with an outstanding principal balance of approximately $1,213, a maturity date in January 2022 and an annual interest rate of 7.49%. As a result of the prepayment of this mortgage note, we recorded a loss on early extinguishment of debt of $155 for the year ended December 31, 2020. We prepaid this mortgage using cash on hand and borrowings under our revolving credit facility.
In June 2020, we issued $1,000,000 aggregate principal amount of our 9.75% senior notes due 2025 in an underwritten public offering raising net proceeds of $982,300, after deducting estimated offering expenses and underwriters' discounts. These notes are guaranteed by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit and term loan agreements. Prior to June 15, 2022, we may, at our option, redeem all or a portion of these notes at a redemption price equal to the outstanding principal amount of these notes, plus accrued and unpaid interest, plus the make-whole amount set forth in the indenture which governs these notes, as supplemented, or our 2025 Notes Indenture. Prior to June 15, 2022, we may also, at our option, redeem up to 40% of the aggregate principal amount of these notes with the net proceeds of certain equity offerings at the redemption price set forth in the 2025 Notes Indenture, so long as at least 50% of the original aggregate principal amount of these notes remains outstanding after each such redemption. In addition, we have the option to redeem all or a portion of these notes at any time on or after June 15, 2022 at the redemption prices set forth in the 2025 Notes Indenture. We used the net proceeds from this offering to prepay in full our $250,000 term loan which was scheduled to mature in June 2020 and to reduce amounts outstanding under our revolving credit facility. The weighted average interest rate under our $250,000 term loan was 2.4% for the period from January 1, 2020 to June 2, 2020. As a result of the repayment of our $250,000 term loan, we recorded a loss on early extinguishment of debt of $26 for the year ended December 31, 2020.
In February 2021, we issued $500,000 aggregate principal amount of our 4.375% senior notes due 2031 in an underwritten public offering raising net proceeds of $491,100, after deducting estimated offering expenses and underwriters'

discounts. These notes are guaranteed by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit and term loan agreements. We used net proceeds from this offering to prepay our $200,000 term loan and expect to use the remaining net proceeds to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when those notes become redeemable with no prepayment premium.
Interest on our senior unsecured notes are payable either semi-annually or quarterly in arrears; however, no principal repayments are due until maturity. Required monthly payments on our mortgages include principal and interest. Payments under our finance leases are due monthly. We include amortization of finance lease assets in depreciation and amortization expense.
Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our credit agreement restricts our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit and term loan agreements and our senior unsecured notes indentures and their supplements at December 31, 2020. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. We may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. We expect the ratio of consolidated income available for debt service to debt service could fall below the 1.5x requirement under our revolving credit facility and our public debt covenants in the first half of 2021. We will not be allowed to incur additional debt while this ratio is below 1.5x.
Required principal payments on our outstanding debt as of December 31, 2020, are as follows:

Year	Principal Payment
2021	$303,159
2022	239,067
2023	16,413
2024	251,834
2025	1,002,001
Thereafter	1,729,820	(1)

(1) The carrying value of our total debt outstanding as of December 31, 2020, including unamortized debt issuance costs, premiums and discounts was $3,498,811.
Note 10. Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at December 31, 2020, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in Five Star (1)	$73,772	$73,772	$—	$—
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (2)	$47,848	$—	$47,848	$—
(1)Our 10,691,658 Five Star common shares are included in investments in equity securities in our consolidated balance sheets, and are reported at fair value, which is based upon quoted market prices on Nasdaq (Level 1 inputs). Pursuant to the Restructuring Transaction, on January 1, 2020, Five Star issued 10,268,158 common shares to us. The fair value and initial cost basis of the Five Star common shares issued to us on January 1, 2020 was $38,095. Our adjusted cost basis inclusive of the 423,500 Five Star common shares we owned as of December 31, 2019 and the 10,268,158 Five Star common shares issued to us on January 1, 2020 was $44,448 as of December 31, 2020. During the year ended December 31, 2020, we recorded an unrealized gain of $34,106, which is included in gains and losses on equity securities, net in our consolidated statements of comprehensive income (loss), to adjust the carrying value of our investment in Five Star common shares to their fair value. See Notes 2 and 8 for further information about our investment in Five Star.
(2)We have assets in our consolidated balance sheets that are measured at fair value on a nonrecurring basis. During the year ended December 31, 2020, we recorded impairment charges of $3,378 to reduce the carrying value of one medical office property that is classified as held for sale to its estimated sales price, less estimated costs to sell of $275, based on the sales price under a purchase and sale agreement that we have entered into with a third party buyer for this medical office property of $9,000. We also recorded impairment charges of $25,797 to reduce the carrying value of ten senior living communities that are classified as held for sale to their estimated sales price, less estimated costs to sell of $477, based on the sales price under a purchase and sale agreement that we have entered into with a third party buyer for these senior living communities of $39,600. See Note 3 for further information about impairment charges and these and other properties we have classified as held for sale.
In addition to the assets described in the table above, our financial instruments at December 31, 2020 and December 31, 2019 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and finance leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our consolidated financial statements as of such dates, except as follows:

	As of December 31, 2020		As of December 31, 2019
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 6.750% coupon rate, due in 2020	$—	$—	$199,862	$200,306
Senior unsecured notes, 6.750% coupon rate, due in 2021 (2)	299,273	303,891	298,486	318,042
Senior unsecured notes, 4.750% coupon rate, due in 2024	249,068	256,258	248,788	260,683
Senior unsecured notes, 9.750% coupon rate, due in 2025	984,359	1,135,800	—	—
Senior unsecured notes, 4.750% coupon rate, due in 2028	490,925	502,648	489,652	506,155
Senior unsecured notes, 5.625% coupon rate, due in 2042	341,802	330,120	341,421	346,500
Senior unsecured notes, 6.250% coupon rate, due in 2046	242,762	245,000	242,472	258,700
Secured debts (3) (4) (5)	691,573	716,185	697,729	697,142
	$3,299,762	$3,489,902	$2,518,410	$2,587,528
(1)Includes unamortized debt issuance costs, premiums and discounts.
(2)In February 2021, we issued $500,000 aggregate principal amount of 4.375% senior notes due 2031. We used net proceeds from this offering to prepay our $200,000 term loan and expect to use the remaining net proceeds to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when those notes become redeemable with no prepayment premium.
(3)We assumed certain of these secured debts in connection with our acquisition of certain properties. We recorded the assumed mortgage notes at estimated fair value on the date of acquisition and we are amortizing the fair value adjustments, if any, to interest expense over the respective terms of the mortgage notes to adjust interest expense to the estimated market interest rates as of the date of acquisition.
(4)Includes secured debts for our life science property we own in a joint venture arrangement in which we own a 55% equity interest. The amounts listed in the table for these debts have not been adjusted to reflect the equity interests in the joint venture that we do not own.
(5)Includes $3,015 of principal mortgage obligations and $25 of unamortized debt issuance costs for properties classified as held for sale as of December 31, 2019. These debts are included in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019.
We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price of our common shares trading on Nasdaq (Level 1 input) as of December 31, 2020. We estimated the fair values of our four issuances of senior unsecured notes due 2021, 2024, 2025 and 2028 using an average of the bid and ask price on Nasdaq on or about December 31, 2020 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Realized and unrealized gains and losses for our equity securities for the years ended December 31, 2020 and 2019 were as follows:

	For the Year Ended December 31,
	2020	2019
Realized gains and losses on equity securities sold (1)	$—	$(41,436)
Unrealized gains and losses on equity securities held	34,106	(462)
Gains and losses on equity securities, net	$34,106	$(41,898)
(1)See Note 8 for further information about our former investment in RMR Inc.
Note 11. Noncontrolling Interest
We have a joint venture arrangement with an institutional investor for one of our life science properties located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We determined that this entity is a VIE and that we control the activities that most significantly impact the economic performance of this entity; we therefore continue to consolidate this property in our financial statements. The portion of the joint venture's net income and comprehensive income not attributable to us, or $5,146, $5,356 and $5,542 for the years ended December 31, 2020, 2019 and 2018, respectively, is reported as a noncontrolling interest in our consolidated statements of comprehensive income (loss). The joint venture made aggregate cash distributions to the other joint venture investor of $22,292, $21,583 and $21,022 for the years ended December 31, 2020, 2019 and 2018, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our consolidated balance sheets. As of December 31, 2020, this joint venture held real estate assets with an aggregate net book value of $705,096, subject to mortgage notes of $620,000.
    In assessing whether we have a controlling interest in this joint venture arrangement and are required to consolidate the accounts of the joint venture entity, we considered the members' rights to residual gains and obligations to absorb losses, which activities most significantly impact the economic performance of the entity and which member has the power to direct those activities.
Note 12. Segment Reporting
In connection with the Restructuring Transaction, we determined to redefine our reportable segments to better reflect our current operating environment. As of December 31, 2020, we operate in, and report financial information for, the following two segments: Office Portfolio and SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and in some instances care and other services for residents where we pay fees to the operator to manage the communities for our account. In addition, prior to January 1, 2020, our SHOP segment included triple net leased senior living communities that provided short term and long term residential living and in some instances care and other services for residents and from which we received rents from Five Star. Pursuant to the Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with the Five Star management agreements for all of our senior living communities operated by Five Star. Prior periods have been recast to reflect these reportable segments for all periods presented.
We also report “non-segment” operations, which consists of triple net leased senior living communities, which are leased to operators other than Five Star from which we receive rents, and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

	For the Year Ended December 31, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$383,365	$—	$43,850	$427,215
Residents fees and services	—	1,204,811	—	1,204,811
Total revenues	383,365	1,204,811	43,850	1,632,026

Expenses:
Property operating expenses	129,756	1,106,601	—	1,236,357
Depreciation and amortization	129,321	129,124	11,702	270,147
General and administrative	—	—	30,593	30,593
Acquisition and certain other transaction related costs	—	—	814	814
Impairment of assets	8,558	98,414	—	106,972
Total expenses	267,635	1,334,139	43,109	1,644,883

Gain (loss) on sale of properties	2,597	(627)	4,517	6,487
Gains on equity securities, net	—	—	34,106	34,106
Interest and other income	—	17,485	736	18,221
Interest expense	(24,188)	(2,223)	(175,072)	(201,483)
Gain on lease termination	—	—	22,896	22,896
Loss on early extinguishment of debt	(401)	—	(26)	(427)
Income (loss) from continuing operations before income tax expense	93,738	(114,693)	(112,102)	(133,057)
Income tax expense	—	—	(1,250)	(1,250)
Net income (loss)	93,738	(114,693)	(113,352)	(134,307)
Net income attributable to noncontrolling interest	(5,146)	—	—	(5,146)
Net income (loss) attributable to common shareholders	$88,592	$(114,693)	$(113,352)	$(139,453)

	As of December 31, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,092,289	$2,912,570	$471,565	$6,476,424
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services, or HHS, established a Provider Relief Fund. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned to HHS. As of December 31, 2020, we had received $19,961 in funds from the Provider Relief Fund to be used to support the operations of our managed senior living communities; we have currently determined that $17,485 of such funds meet the required terms and conditions. We have recognized $17,485 as other income with respect to our SHOP segment for the year ended December 31, 2020. We currently expect to return the remaining $2,476 of such funds to HHS in 2021 unless and to the extent we determine that such funds meet the required terms and conditions and have therefore included that amount in other liabilities in our consolidated financial statements as of December 31, 2020. We have applied for additional funds that may be available under the CARES Act Provider Relief Fund; however, we may not receive any additional funding.

	For the Year Ended December 31, 2019
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$405,016	$137,898	$63,644	$606,558
Residents fees and services	—	433,597	—	433,597
Total revenues	405,016	571,495	63,644	1,040,155

Expenses:
Property operating expenses	132,348	356,722	—	489,070
Depreciation and amortization	137,611	132,637	18,777	289,025
General and administrative	—	—	37,028	37,028
Acquisition and certain other transaction related costs	—	—	13,102	13,102
Impairment of assets	43,035	65,822	6,344	115,201
Total expenses	312,994	555,181	75,251	943,426

Gain on sale of properties	6,617	15,207	17,872	39,696
Dividend income	—	—	1,846	1,846
Losses on equity securities, net	—	—	(41,898)	(41,898)
Interest and other income	—	—	941	941
Interest expense	(24,399)	(3,058)	(152,655)	(180,112)
Loss on early extinguishment of debt	—	(17)	(27)	(44)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	74,240	28,446	(185,528)	(82,842)
Income tax expense	—	—	(436)	(436)
Equity in earnings of an investee	—	—	400	400
Net income (loss)	74,240	28,446	(185,564)	(82,878)
Net income attributable to noncontrolling interest	(5,356)	—	—	(5,356)
Net income (loss) attributable to common shareholders	$68,884	$28,446	$(185,564)	$(88,234)

	As of December 31, 2019
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,165,577	$3,044,989	$443,260	$6,653,826

	For the Year Ended December 31, 2018
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$412,813	$212,622	$75,206	$700,641
Residents fees and services	—	416,523	—	416,523
Total revenues	412,813	629,145	75,206	1,117,164

Expenses:
Property operating expenses	127,732	323,849	—	451,581
Depreciation and amortization	141,477	121,303	23,455	286,235
General and administrative	—	—	85,885	85,885
Acquisition and certain other transaction related costs	—	—	194	194
Impairment of assets	46,797	—	19,549	66,346
Total expenses	316,006	445,152	129,083	890,241

Gain on sale of properties	—	3,699	258,217	261,916
Dividend income	—	—	2,901	2,901
Losses on equity securities, net	—	—	(20,724)	(20,724)
Interest and other income	—	—	667	667
Interest expense	(24,360)	(5,214)	(149,713)	(179,287)
(Loss) gain on early extinguishment of debt	—	(98)	76	(22)
Income from continuing operations before income tax expense and equity in earnings of an investee	72,447	182,380	37,547	292,374
Income tax expense	—	—	(476)	(476)
Equity in earnings of an investee	—	—	516	516
Net income	72,447	182,380	37,587	292,414
Net income attributable to noncontrolling interest	(5,542)	—	—	(5,542)
Net income attributable to common shareholders	$66,905	$182,380	$37,587	$286,872

	As of December 31, 2018
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,344,581	$2,984,333	$831,512	$7,160,426

Note 13. Income Taxes
Our provision for income taxes consists of the following:

	For the Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	1,250	436	476
	1,250	436	476
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax provision	$1,250	$436	$476

A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nontaxable income	(21.0)%	(21.0)%	(21.0)%
State and local income taxes, net of federal tax benefit	(1.3)%	0.5%	0.1%
Effective tax rate	(1.3)%	0.5%	0.1%
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

	For the Year Ended December 31,
	2020	2019
Deferred tax assets:
Deferred income	$3,252	$1,891

Fair market value adjustment	10,856	—
Other	758	149
Tax loss carryforwards	28,358	32,487
	43,224	34,527
Valuation allowance	(43,224)	(34,527)
	—	—
Net deferred income taxes	$—	$—
Because of our TRSs' history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2020 and 2019. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss). As of December 31, 2020, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $112,239, which, if unused, begin to expire in 2031. In the normal course of business, income tax authorities in various income tax jurisdictions conduct routine audits of our income tax returns filed in prior years. Income tax years subsequent to 2015 may be open to examination in some of the income tax jurisdictions in which we operate.
Note 14. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2020	2019	2018
Weighted average common shares for basic earnings per share	237,739	237,604	237,511
Effect of dilutive securities: restricted share awards	—	—	35
Weighted average common shares for diluted earnings per share (1)	237,739	237,604	237,546
(1) For the years ended December 31, 2020 and 2019, 223 and 36, respectively, of our unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2020
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
2184 Parkway Lake Drive	Birmingham	AL	$—	$580	$5,980	$2,139	$—	$—	$580	$8,119	$8,699	$2,382	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	—	600	7,574	2,193	—	—	1,559	8,808	10,367	2,723	8/1/2008	2000
2021 Dahlke Drive NE	Cullman	AL	—	287	3,415	648	—	(301)	287	3,762	4,049	1,401	11/19/2004	1998
101 Tulip Lane	Dothan	AL	—	3,543	14,619	413	—	—	3,543	15,032	18,575	1,554	12/27/2017	2000
49 Hughes Road	Madison	AL	—	334	3,981	852	—	(243)	334	4,590	4,924	1,747	11/19/2004	1998
200 Terrace Lane	Priceville	AL	—	1,300	9,447	567	—	(110)	1,365	9,839	11,204	2,469	2/1/2012	2006
413 Cox Boulevard	Sheffield	AL	—	394	4,684	583	—	(294)	394	4,973	5,367	1,978	11/19/2004	1998
2435 Columbiana Road	Vestavia Hills	AL	—	843	23,472	2,619	—	—	902	26,032	26,934	4,592	7/12/2016	1991
4461 N Crossover Road	Fayetteville	AR	—	733	10,432	132	—	—	733	10,564	11,297	1,724	5/1/2015	2011
4210 S Caraway Road	Jonesboro	AR	—	653	9,515	128	—	—	653	9,643	10,296	1,576	5/1/2015	2008
672 Jones Road	Springdale	AR	—	572	9,364	730	—	—	572	10,094	10,666	1,632	5/1/2015	2007
13840 North Desert Harbor Drive	Peoria	AZ	—	2,687	15,843	6,976	—	(2,192)	2,693	20,621	23,314	8,728	1/11/2002	1990
11209 N. Tatum Boulevard	Phoenix	AZ	—	1,380	6,349	3,969	—	(303)	1,573	9,822	11,395	2,394	9/30/2011	1987
2444 West Las Palmaritas Drive	Phoenix	AZ	—	3,820	6,669	2,018	—	—	3,831	8,676	12,507	1,763	12/22/2010	1982
4121 East Cotton Center	Phoenix	AZ	—	5,166	12,724	534	—	—	5,198	13,226	18,424	1,940	1/29/2015	2000
3850 North US Hwy 89 (5)	Prescott	AZ	15,646	2,017	17,513	5,307	—	—	2,017	22,820	24,837	1,814	2/1/2018	1986
6001 East Thomas Road	Scottsdale	AZ	—	941	8,807	4,859	—	(294)	946	13,367	14,313	7,219	9/1/2012	1990
7090 East Mescal Street	Scottsdale	AZ	—	2,315	13,650	10,657	—	(1,917)	2,349	22,356	24,705	8,437	1/11/2002	1984
17225 North Boswell Boulevard	Sun City	AZ	—	1,189	10,569	2,862	—	(124)	1,189	13,307	14,496	7,797	9/1/2012	1990
14001 W. Meeker Boulevard	Sun City West	AZ	—	395	3,307	—	—	(192)	395	3,115	3,510	1,392	2/28/2003	1998
1415 West 3rd Street	Tempe	AZ	—	2,186	13,446	3,492	—	—	4,896	14,228	19,124	2,045	1/29/2015	1981
2500 North Rosemont Boulevard	Tucson	AZ	—	4,429	26,119	7,085	—	(3,079)	4,576	29,978	34,554	13,167	1/11/2002	1989
710 North Euclid	Anaheim	CA	—	2,850	6,964	1,549	(1,350)	(2,405)	2,518	5,090	7,608	210	7/9/2008	1992
5000 Marina Boulevard	Brisbane	CA	—	7,957	13,430	745	—	—	7,957	14,175	22,132	1,135	11/14/2017	2000
5770 Armada Drive (5)	Carlsbad	CA	10,724	3,875	18,543	—	—	—	3,875	18,543	22,418	2,743	1/29/2015	1997
1350 South El Camino Real	Encinitas	CA	—	1,510	18,042	824	—	—	1,517	18,859	20,376	5,998	3/31/2008	1999
47201 Lakeview Boulevard	Fremont	CA	—	3,200	10,177	36	—	—	3,200	10,213	13,413	2,368	9/30/2011	1990
47211/47215 Lakeview Boulevard	Fremont	CA	—	3,750	12,656	270	—	—	3,750	12,926	16,676	2,934	9/30/2011	1985
47900 Bayside Parkway	Fremont	CA	—	4,580	10,370	1,001	—	—	4,580	11,371	15,951	2,601	9/30/2011	1991
577 South Peach Street	Fresno	CA	—	738	2,577	4,175	—	(211)	738	6,541	7,279	2,495	12/28/1990	1963
6075 North Marks Avenue	Fresno	CA	—	880	12,751	522	—	—	889	13,264	14,153	4,209	3/31/2008	1996
8631 West 3rd Street	Los Angeles	CA	—	24,640	88,277	17,044	—	(554)	25,391	104,016	129,407	24,969	11/22/2010	1979
8635 West 3rd Street	Los Angeles	CA	—	24,640	90,352	14,380	—	(583)	25,331	103,458	128,789	25,209	11/22/2010	1979

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2020
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1319 Brookside Avenue	Redlands	CA	—	1,770	9,982	776	—	—	1,770	10,758	12,528	3,334	3/31/2008	1999
110 Sterling Court	Roseville	CA	—	1,620	10,262	2,088	—	—	1,620	12,350	13,970	3,538	3/31/2008	1998
16925 & 16916 Hierba Drive	San Diego	CA	—	9,142	53,904	18,432	—	(6,416)	9,180	65,882	75,062	28,066	1/11/2002	1987
3030 Science Park	San Diego	CA	—	2,466	46,473	25,655	—	—	2,466	72,128	74,594	13,263	8/6/2009	1986
3040 Science Park	San Diego	CA	—	1,225	23,077	14,395	—	—	1,225	37,472	38,697	6,586	8/6/2009	1986
3050 Science Park	San Diego	CA	—	1,508	28,753	15,519	—	—	1,508	44,272	45,780	8,206	8/6/2009	1986
2904 Orchard Parkway	San Jose	CA	—	10,788	8,890	2,589	—	—	10,804	11,463	22,267	1,275	1/25/2018	1979
3530 Deer Park Drive	Stockton	CA	—	670	14,419	1,849	—	—	682	16,256	16,938	4,853	3/31/2008	1999
877 East March Lane	Stockton	CA	—	1,176	11,171	6,506	—	(1,535)	1,411	15,907	17,318	6,434	9/30/2003	1988
28515 Westinghouse Place	Valencia	CA	—	$4,669	41,440	45	—	—	4,689	41,465	46,154	6,131	1/29/2015	2008
1866 San Miguel Drive	Walnut Creek	CA	—	$2,010	9,290	5,073	—	(930)	3,417	12,026	15,443	2,874	12/1/2011	1996
1950 South Dayton Street	Aurora	CO	—	$3,062	46,195	1,993	—	—	3,120	48,130	51,250	8,064	5/1/2015	1987
515 Fairview Avenue	Canon City	CO	—	$292	6,228	1,686	(3,512)	(517)	299	3,878	4,177	1,831	9/26/1997	1970
110 West Van Buren Street	Colorado Springs	CO	—	$245	5,236	2,038	(3,031)	(701)	245	3,542	3,787	1,604	9/26/1997	1972
3920 East San Miguel Street	Colorado Springs	CO	—	$1,380	8,894	4,036	—	(34)	1,607	12,669	14,276	3,125	7/31/2012	1977
2050 South Main Street	Delta	CO	—	$167	3,570	971	—	(415)	167	4,126	4,293	2,284	9/26/1997	1963
2501 Little Bookcliff Drive	Grand Junction	CO	—	$204	3,875	1,879	—	(828)	207	4,923	5,130	2,918	12/30/1993	1968
2825 Patterson Road	Grand Junction	CO	—	$173	2,583	2,636	—	(786)	173	4,433	4,606	2,589	12/30/1993	1978
1599 Ingalls Street	Lakewood	CO	—	$232	3,766	3,344	—	(860)	232	6,250	6,482	4,086	12/28/1990	1972
5555 South Elati Street	Littleton	CO	—	$185	5,043	3,877	—	(997)	191	7,917	8,108	4,670	12/28/1990	1965
8271 South Continental Divide Road	Littleton	CO	—	$400	3,507	—	—	(202)	400	3,305	3,705	1,477	2/28/2003	1998
9005 Grant Street	Thornton	CO	—	$961	10,867	1,035	—	—	1,156	11,707	12,863	2,270	12/28/2012	2001
7809 W. 38th Avenue	Wheat Ridge	CO	—	$470	3,373	6	—	—	475	3,374	3,849	908	4/1/2010	2004
40 Sebethe Drive	Cromwell	CT	—	$570	5,304	1,759	—	(424)	596	6,613	7,209	1,488	12/22/2010	1998
1145 19th Street NW	Washington	DC	—	$13,600	24,880	36,288	—	(375)	13,600	60,793	74,393	10,167	5/20/2009	1976
2141 K Street, NW	Washington	DC	—	$13,700	8,400	5,248	—	(300)	13,700	13,348	27,048	4,012	12/22/2008	1966
255 Possum Park Road	Newark	DE	—	$2,010	11,852	7,965	—	(1,680)	2,761	17,386	20,147	6,463	1/11/2002	1982
4175 Ogletown Stanton Rd	Newark	DE	—	$1,500	19,447	1,317	—	—	1,563	20,701	22,264	6,607	3/31/2008	1998
1212 Foulk Road	Wilmington	DE	—	$1,179	6,950	2,440	—	(1,212)	1,202	8,155	9,357	3,628	1/11/2002	1974
1912 Marsh Road	Wilmington	DE	—	4,365	25,739	4,875	—	(2,241)	4,431	28,307	32,738	12,733	1/11/2002	1988
2723 Shipley Road	Wilmington	DE	—	869	5,126	5,235	—	(1,528)	978	8,724	9,702	3,546	1/11/2002	1989
407 Foulk Road	Wilmington	DE	—	38	227	2,533	—	(369)	84	2,345	2,429	657	1/11/2002	1965
22601 Camino Del Mar	Boca Raton	FL	—	3,200	46,800	4,444	—	(1,694)	3,204	49,546	52,750	12,466	12/15/2011	1990

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2020
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1325 S Congress Avenue	Boynton Beach	FL	—	1,620	5,341	1,400	—	(121)	1,628	6,612	8,240	1,422	7/27/2012	1985
1425 Congress Avenue	Boynton Beach	FL	—	2,390	14,768	3,324	—	(567)	2,390	17,525	19,915	4,491	8/9/2011	1994
1416 Country Club Blvd.	Cape Coral	FL	—	400	2,907	—	—	(173)	400	2,734	3,134	1,222	2/28/2003	1998
8500 Royal Palm Boulevard	Coral Springs	FL	—	3,410	20,104	30,154	—	(3,006)	3,421	47,241	50,662	16,255	1/11/2002	1984
1208 South Military Trail	Deerfield Beach	FL	—	1,690	14,972	28,619	—	(1,467)	1,777	42,037	43,814	16,923	10/1/2012	1986
3001 DC Country Club Boulevard	Deerfield Beach	FL	—	3,196	18,848	20,211	—	(2,557)	3,222	36,476	39,698	13,710	1/11/2002	1990
12780 Kenwood Lane	Fort Myers	FL	—	369	2,174	3,531	—	(330)	859	4,885	5,744	1,952	1/11/2002	1990
2525 First Street	Fort Myers	FL	—	2,385	21,137	19,487	—	(729)	2,577	39,703	42,280	19,576	10/1/2012	1984
1825 Ridgewood Avenue	Holly Hill	FL	—	700	16,700	3,050	(2,636)	(4,649)	684	12,481	13,165	988	7/22/2011	1926/2006
2480 North Park Road	Hollywood	FL	—	4,500	40,500	16,405	—	(1,486)	4,556	55,363	59,919	13,855	12/15/2011	1986
8901 Tamiami Trail East	Naples	FL	—	3,200	2,898	14,755	—	(837)	3,200	16,816	20,016	5,041	8/31/2006	1984
12780 Waterford Lakes Parkway	Orlando	FL	—	977	3,946	438	—	—	1,052	4,309	5,361	715	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	—	488	2,621	306	—	(81)	488	2,846	3,334	472	12/18/2013	2003
1825 N. Mills Avenue	Orlando	FL	—	519	1,799	415	—	—	580	2,153	2,733	694	12/22/2008	1997
1911 N. Mills Avenue	Orlando	FL	—	1,946	7,197	866	—	—	2,042	7,967	10,009	2,669	12/22/2008	1997
1925 N. Mills Avenue	Orlando	FL	—	135	532	231	—	—	198	700	898	255	12/22/2008	1997
250 N. Alafaya Trail	Orlando	FL	—	967	4,362	288	—	—	967	4,650	5,617	823	12/18/2013	1999
45 Katherine Boulevard	Palm Harbor	FL	—	3,379	29,945	7,631	—	(518)	3,392	37,045	40,437	22,844	10/1/2012	1992
900 West Lake Road	Palm Harbor	FL	—	3,449	20,336	10,480	—	(2,987)	3,493	27,785	31,278	11,414	1/11/2002	1989
8500 West Sunrise Boulevard	Plantation	FL	—	4,700	24,300	7,300	—	(2,120)	4,717	29,463	34,180	8,970	12/15/2011	1989
1371 South Ocean Boulevard	Pompano Beach	FL	—	2,500	15,500	14,953	—	(1,227)	2,560	29,166	31,726	7,784	12/15/2011	1991
2701 North Course Drive	Pompano Beach	FL	—	7,700	2,127	40,797	—	(1,103)	7,700	41,821	49,521	13,598	8/31/2006	1985
20480 Veterans Boulevard	Port Charlotte	FL	—	400	11,934	1,963	—	(448)	440	13,409	13,849	3,716	7/22/2011	1996
1699 S.E. Lyngate Drive	Port St. Lucie	FL	—	1,242	11,009	4,144	—	(167)	1,249	14,979	16,228	8,572	10/1/2012	1993
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	—	890	9,345	2,721	—	(135)	1,673	11,148	12,821	2,738	7/22/2011	2007
900 South Harbour Island Blvd.	Tampa	FL	—	4,850	6,349	7	—	—	4,850	6,356	11,206	2,098	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	—	2,061	12,153	17,911	—	(2,479)	2,075	27,571	29,646	9,215	1/11/2002	1988
2351 Cedarcrest Road	Acworth	GA	—	2,000	6,674	178	—	—	2,000	6,852	8,852	1,131	5/1/2016	2014
1200 Bluegrass Lakes Parkway	Alpharetta	GA	—	1,689	15,936	—	—	—	1,689	15,936	17,625	2,357	1/29/2015	2001
855 North Point Pkwy	Alpharetta	GA	—	5,390	26,712	—	—	—	5,390	26,712	32,102	8,264	8/21/2008	2006
253 N. Main Street	Alpharetta	GA	—	1,325	12,377	613	—	—	1,221	13,094	14,315	2,212	5/1/2015	1997
1291 Cedar Shoals Drive	Athens	GA	—	337	4,006	1,243	—	(290)	368	4,928	5,296	1,772	11/19/2004	1998
1515 Sheridan Road	Atlanta	GA	—	5,800	9,305	3	—	—	5,800	9,308	15,108	3,054	11/30/2007	1978

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2020
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
240 Marietta Highway	Canton	GA	—	806	8,555	1,206	—	—	806	9,761	10,567	2,190	10/1/2013	1997
4500 South Stadium Drive	Columbus	GA	—	294	3,505	494	—	(225)	298	3,770	4,068	1,443	11/19/2004	1999
1501 Milstead Road	Conyers	GA	—	750	7,796	706	—	—	750	8,502	9,252	2,241	9/30/2010	2008
3875 Post Road	Cumming	GA	—	954	12,796	223	—	—	958	13,015	13,973	2,237	5/1/2015	2007
4960 Jot Em Down Road	Cumming	GA	—	1,548	18,666	12,609	—	(73)	3,416	29,334	32,750	6,088	8/1/2013	2011
5610 Hampton Park Drive	Cumming	GA	—	3,479	14,771	218	—	—	3,481	14,987	18,468	2,576	9/3/2015	2014
7955 Majors Road	Cumming	GA	—	1,325	7,770	531	—	—	1,325	8,301	9,626	1,371	5/1/2015	2009
2470 Dug Gap Road	Dalton	GA	—	262	3,119	722	—	(133)	262	3,708	3,970	1,377	11/19/2004	1997
101 West Ponce De Leon Avenue	Decatur	GA	—	3,500	13,179	442	—	—	3,500	13,621	17,121	2,834	5/30/2012	1992
2801 North Decatur Road	Decatur	GA	—	3,100	4,436	2,005	—	—	3,100	6,441	9,541	1,798	7/9/2008	1986
114 Penland Street	Ellijay	GA	—	496	7,107	795	—	—	496	7,902	8,398	1,645	10/1/2013	2008
353 North Belair Road	Evans	GA	—	230	2,663	675	—	(244)	230	3,094	3,324	1,226	11/19/2004	1998
1294 Highway 54 West	Fayetteville	GA	—	853	9,903	780	—	—	943	10,593	11,536	1,786	5/1/2015	1999
2435 Limestone Parkway	Gainesville	GA	—	268	3,186	1,186	—	(224)	268	4,148	4,416	1,443	11/19/2004	1998
3315 Thompson Bridge Road	Gainesville	GA	—	934	30,962	1,528	—	—	956	32,468	33,424	5,250	5/1/2015	1999
5373 Thompson Mill Road	Hoschton	GA	—	944	12,171	203	—	—	949	12,369	13,318	2,040	5/1/2015	2011
8080 Summit Business Parkway	Jonesboro	GA	—	1,800	20,664	3,149	—	(456)	1,800	23,357	25,157	6,100	6/20/2011	2007
1360 Upper Hembree Road	Roswell	GA	—	1,080	6,138	248	—	—	1,067	6,399	7,466	1,351	5/7/2012	2007
2078 Scenic Highway	Snellville	GA	—	870	4,030	625	—	—	870	4,655	5,525	1,399	12/10/2009	1997
475 Country Club Drive	Stockbridge	GA	—	512	9,560	650	—	—	551	10,171	10,722	1,752	5/1/2015	1998
1300 Montreal Road	Tucker	GA	—	690	6,210	1,261	—	(469)	694	6,998	7,692	2,567	6/3/2005	1997
1100 Ward Avenue	Honolulu	HI	—	$11,200	55,618	6,555	—	—	11,247	62,126	73,373	13,407	6/18/2012	1961
2340 West Seltice Way	Coeur d'Alene	ID	—	$910	7,170	3,282	—	—	1,047	10,315	11,362	2,409	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	—	$510	6,640	2,530	—	—	732	8,948	9,680	2,095	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	—	$3,665	32,587	9,425	—	(258)	3,781	41,638	45,419	24,979	11/1/2012	1986
1450 Busch Parkway	Buffalo Grove	IL	—	$3,800	11,456	929	—	—	3,815	12,370	16,185	3,168	9/16/2010	2009
2601 Patriot Boulevard	Glenview	IL	—	$2,285	9,593	—	—	—	2,285	9,593	11,878	1,419	1/29/2015	2005
1373 D'Adrian Professional Park	Godfrey	IL	—	$281	15,088	620	—	—	281	15,708	15,989	2,642	5/1/2015	2010
900 43rd Avenue	Moline	IL	—	$482	7,651	430	—	—	482	8,081	8,563	1,279	5/1/2015	2003 / 2012
221 11th Avenue	Moline	IL	—	$161	7,244	1,500	—	—	161	8,744	8,905	1,448	5/1/2015	2008
2700 14th Street	Pekin	IL	—	$171	11,475	337	—	—	172	11,811	11,983	1,968	5/1/2015	2009
7130 Crimson Ridge Drive	Rockford	IL	—	$200	7,300	2,127	—	—	1,596	8,031	9,627	2,062	5/1/2011	1999
1220 Lakeview Drive	Romeoville	IL	—	$1,120	19,582	(61)	—	—	1,058	19,583	20,641	6,058	8/21/2008	2005

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2020
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1201 Hartman Lane	Shiloh	IL	—	$743	7,232	1,732	—	—	1,237	8,470	9,707	1,084	12/8/2016	2003
900 Southwind Road	Springfield	IL	—	$300	6,744	1,908	—	(403)	300	8,249	8,549	2,740	8/31/2006	1990
2705 Avenue E	Sterling	IL	—	$341	14,331	446	—	—	343	14,775	15,118	2,467	5/1/2015	2008
39 Dorothy Drive	Troy	IL	—	$1,002	7,010	1,158	—	—	1,002	8,168	9,170	1,058	12/8/2016	2003
100 Grand Victorian Place	Washington	IL	—	$241	12,046	369	—	—	241	12,415	12,656	2,058	5/1/2015	2009
1615 Lakeside Drive	Waukegan	IL	—	$2,700	9,590	3,077	—	—	3,478	11,889	15,367	3,306	9/30/2011	1990
1675 Lakeside Drive	Waukegan	IL	—	$2,420	9,382	2,572	—	—	2,873	11,501	14,374	3,162	9/30/2011	1998
406 Smith Drive	Auburn	IN	—	$380	8,246	422	—	(253)	524	8,271	8,795	2,523	9/1/2008	1999
6990 East County Road 100 North	Avon	IN	—	$850	11,888	720	—	(333)	850	12,275	13,125	3,729	9/1/2008	1999
2455 Tamarack Trail	Bloomington	IN	—	$5,400	25,129	29,140	—	(62)	6,339	53,268	59,607	11,182	11/1/2008	1983
2460 Glebe Street	Carmel	IN	—	$2,108	57,741	866	—	—	2,125	58,590	60,715	9,224	5/1/2015	2008
701 East County Line Road	Greenwood	IN	—	$1,830	14,303	1,172	—	—	1,848	15,457	17,305	3,650	12/1/2011	2007
8505 Woodfield Crossing Boulevard	Indianapolis	IN	—	2,785	16,396	6,810	—	(2,127)	2,838	21,026	23,864	8,962	1/11/2002	1986
2501 Friendship Boulevard	Kokomo	IN	—	512	13,009	975	—	—	512	13,984	14,496	1,240	12/27/2017	1997
603 Saint Joseph Drive	Kokomo	IN	—	220	5,899	986	—	(256)	220	6,629	6,849	1,920	9/1/2008	1998
1211 Longwood Drive	La Porte	IN	—	770	5,550	1,199	—	(288)	923	6,308	7,231	1,786	9/1/2008	1998
1590 West Timberview Drive	Marion	IN	—	410	5,409	891	—	(267)	410	6,033	6,443	1,691	9/1/2008	2000
1473 East McKay Road	Shelbyville	IN	—	190	5,328	413	—	(236)	190	5,505	5,695	1,636	9/1/2008	1999
17441 State Road 23	South Bend	IN	—	400	3,107	(38)	—	(182)	363	2,924	3,287	1,307	2/28/2003	1998
222 South 25th Street	Terra Haute	IN	—	300	13,115	957	—	(492)	300	13,580	13,880	4,058	9/1/2008	2005
150 Fox Ridge Drive	Vincennes	IN	—	110	3,603	1,482	—	(208)	110	4,877	4,987	1,499	9/1/2008	1985
1501 Inverness Drive	Lawrence	KS	—	1,600	18,565	2,739	—	—	1,758	21,146	22,904	6,421	10/1/2009	1988
5799 Broadmoor Street	Mission	KS	—	1,522	7,246	1,791	—	—	1,530	9,029	10,559	1,102	1/17/2017	1986
3501 West 95th Street	Overland Park	KS	—	2,568	15,140	5,940	—	(2,079)	2,580	18,989	21,569	7,969	1/11/2002	1989
6555 West 75th Street	Overland Park	KS	—	1,274	1,126	14,926	—	(1,102)	1,487	14,737	16,224	5,949	10/25/2002	1985
6700 W. 115th Street	Overland Park	KS	—	4,503	29,387	169	—	—	4,503	29,556	34,059	2,229	1/3/2018	2006
981 Campbell Lane	Bowling Green	KY	—	365	4,345	1,456	—	(203)	365	5,598	5,963	1,905	11/19/2004	1999
102 Leonardwood Drive	Frankfort	KY	—	560	8,282	2,014	—	(299)	579	9,978	10,557	3,620	8/31/2006	1989
4190 Lafayette Road	Hopkinsville	KY	—	316	3,761	581	—	(193)	316	4,149	4,465	1,573	11/19/2004	1999
690 Mason Headley Road (6)	Lexington	KY	6,314	—	10,848	12,685	—	(1,257)	42	22,234	22,276	11,394	1/11/2002	1985
700 Mason Headley Road (6)	Lexington	KY	1,497	—	6,394	7,957	—	(951)	52	13,348	13,400	6,185	1/11/2002	1980
200 Brookside Drive	Louisville	KY	—	3,524	20,779	9,137	—	(3,120)	3,549	26,771	30,320	11,195	1/11/2002	1984
1517 West Broadway	Mayfield	KY	—	268	2,730	1,275	—	(221)	268	3,784	4,052	1,399	11/19/2004	1999

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2020
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1700 Elmdale Road	Paducah	KY	—	450	5,358	1,321	—	(319)	451	6,359	6,810	2,410	11/19/2004	2000
100 Neighborly Way	Somerset	KY	—	200	4,919	622	—	—	200	5,541	5,741	1,886	11/6/2006	2000
1295 Boylston Street	Boston	MA	—	7,600	18,140	3,198	—	—	7,625	21,313	28,938	5,353	1/26/2011	1930
11 Fan Pier Boulevard / 50 Northern Avenue (5)	Boston	MA	620,000	52,643	784,954	(1,382)	—	—	52,643	783,572	836,215	131,119	5/7/2014	2013
549 Albany Street	Boston	MA	—	4,576	45,029	—	—	—	4,569	45,036	49,605	8,258	8/22/2013	1895
330 Baker Avenue	Concord	MA	—	3,775	19,906	—	—	—	3,775	19,906	23,681	2,945	1/29/2015	2013
4 Maguire Road	Lexington	MA	—	3,600	15,555	2,961	(7,255)	(1,003)	3,884	9,974	13,858	2,746	12/22/2008	1994
100 Hampshire Street	Mansfield	MA	—	2,090	8,215	1,664	—	—	2,486	9,483	11,969	2,331	12/22/2010	1975
15 Hampshire Street	Mansfield	MA	—	1,360	7,326	507	—	—	1,748	7,445	9,193	1,976	12/22/2010	1988
5 Hampshire Street	Mansfield	MA	—	1,190	5,737	1,704	—	—	1,464	7,167	8,631	1,809	12/22/2010	1988
30 New Crossing Road	Reading	MA	—	1,443	14,153	183	—	—	1,455	14,324	15,779	2,988	9/27/2012	1986
299 Cambridge Street	Winchester	MA	—	3,218	18,988	11,497	—	(1,855)	3,218	28,630	31,848	11,821	1/11/2002	1991
2717 Riva Road	Annapolis	MD	—	1,290	12,373	788	—	—	1,290	13,161	14,451	4,223	3/31/2008	2001
658 Boulton Street	Bel Air	MD	—	4,750	16,504	2	—	—	4,750	16,506	21,256	5,415	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	—	408	3,421	977	—	(393)	408	4,005	4,413	1,721	10/25/2002	2000
8100 Connecticut Avenue	Chevy Chase	MD	—	15,170	92,830	7,942	—	(1,656)	15,177	99,109	114,286	24,062	12/15/2011	1990
8220 Snowden River Parkway	Columbia	MD	—	1,390	10,303	905	—	—	1,390	11,208	12,598	3,520	3/31/2008	2001
700 Port Street	Easton	MD	—	383	4,555	3,629	—	(473)	394	7,700	8,094	2,887	10/25/2002	2000
3004 North Ridge Road	Ellicott City	MD	—	1,409	22,691	9,530	—	(2,266)	1,613	29,751	31,364	11,462	3/1/2004	1997
1820 Latham Drive	Frederick	MD	—	385	3,444	1,034	—	(391)	385	4,087	4,472	1,720	10/25/2002	1998
2100 Whittier Drive	Frederick	MD	—	1,260	9,464	1,484	—	—	1,260	10,948	12,208	3,494	3/31/2008	1999
10116 Sharpsburg Pike	Hagerstown	MD	—	1,040	7,471	4,621	—	—	1,044	12,088	13,132	3,781	3/31/2008	1999
4000 Old Court Road	Pikesville	MD	—	2,000	4,974	802	—	(82)	2,000	5,694	7,694	1,738	12/22/2008	1987
12725 Twinbrook Parkway	Rockville	MD	—	6,138	6,526	718	—	(148)	6,178	7,056	13,234	836	7/12/2017	1968
715 Benfield Road	Severna Park	MD	—	229	9,798	2,325	—	(865)	246	11,241	11,487	4,968	10/25/2002	1998
14400 Homecrest Road	Silver Spring	MD	—	1,200	9,288	7,626	—	(1,509)	1,207	15,398	16,605	6,009	10/25/2002	1996
801 Roeder Road	Silver Spring	MD	—	1,900	12,858	1,938	—	(193)	1,900	14,603	16,503	3,237	6/27/2012	1976
720 & 734 N. Pine Road	Hampton	MI	—	300	2,406	—	—	(142)	300	2,264	2,564	1,011	2/28/2003	1998
4004 & 4012 Waldo Road	Midland	MI	—	400	2,606	—	—	(162)	400	2,444	2,844	1,092	2/28/2003	1998
1605 & 1615 Fredericks Drive	Monroe	MI	—	300	2,506	—	—	(152)	300	2,354	2,654	1,052	2/28/2003	1998
3150 & 3100 Old Centre Road	Portage	MI	—	300	2,206	—	—	(133)	300	2,073	2,373	926	2/28/2003	1998
2445 & 2485 Mc Carty Road	Saginaw	MI	—	600	5,212	—	—	(305)	600	4,907	5,507	2,193	2/28/2003	1998
11855 Ulysses Street NE	Blaine	MN	—	2,774	9,276	409	—	—	2,781	9,678	12,459	2,052	12/21/2012	2007

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2020
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1305 Corporate Center Drive	Eagan	MN	—	2,300	13,105	6,630	—	—	2,735	19,300	22,035	4,218	12/22/2010	1986
8301 Golden Valley Road	Golden Valley	MN	—	1,256	4,680	390	—	—	1,256	5,070	6,326	651	2/10/2016	1998
8401 Golden Valley Road	Golden Valley	MN	—	1,510	5,742	2,012	—	—	1,510	7,754	9,264	1,006	2/10/2016	1998
8501 Golden Valley Road	Golden Valley	MN	—	1,263	4,288	925	—	—	1,263	5,213	6,476	666	2/10/2016	1998
1201 Northland Drive	Mendota Heights	MN	—	1,220	10,208	1,257	—	—	1,468	11,217	12,685	3,123	1/25/2011	1989
12700 Whitewater Drive	Minnetonka	MN	—	5,453	8,108	8,300	—	—	5,453	16,408	21,861	1,829	10/2/2017	1998
20600 South Diamond Lake Road	Rogers	MN	—	2,760	45,789	2,626	(20,359)	(15,686)	1,195	13,935	15,130	335	3/1/2008	1999
2200 County Road C West	Roseville	MN	—	590	702	563	—	(82)	792	981	1,773	253	9/30/2011	1991
4166 Lexington Avenue N	Shoreview	MN	—	1,300	4,547	1,246	—	—	1,502	5,591	7,093	1,199	5/20/2011	1988
1365 Crestridge Lane	West St. Paul	MN	—	400	2,506	—	—	(292)	400	2,214	2,614	989	2/28/2003	1998
305 & 315 Thompson Avenue	West St. Paul	MN	—	400	3,608	99	—	(402)	400	3,305	3,705	1,477	2/28/2003	1998
5351 Gretna Road	Branson	MO	—	743	10,973	365	—	—	754	11,327	12,081	1,915	5/1/2015	2002
845 N New Ballas Court	Creve Coeur	MO	—	1,582	16,328	783	—	—	1,582	17,111	18,693	1,269	1/22/2018	2006
3828 College View Drive	Joplin	MO	—	260	11,382	502	—	(14)	260	11,870	12,130	2,881	8/31/2012	2003
14100 Magellan Plaza	Maryland Heights	MO	—	3,719	37,304	4,835	—	—	3,179	42,679	45,858	7,740	1/29/2015	2003
640 E Highland Avenue	Nevada	MO	—	311	5,703	297	—	—	311	6,000	6,311	980	5/1/2015	1997
2410 W Chesterfield Blvd	Springfield	MO	—	924	12,772	301	—	—	924	13,073	13,997	2,081	5/1/2015	1999
3540 East Cherokee Street	Springfield	MO	—	1,084	11,339	935	—	—	1,129	12,229	13,358	1,967	5/1/2015	1996
4700 North Hanley Road	St. Louis	MO	—	5,166	41,587	131	—	—	5,166	41,718	46,884	6,206	1/29/2015	2014
118 Alamance Road	Burlington	NC	—	575	9,697	1,032	—	(190)	575	10,539	11,114	2,727	6/20/2011	1998
1050 Crescent Green Drive	Cary	NC	—	713	4,628	2,600	—	(922)	713	6,306	7,019	2,746	10/25/2002	1999
2220 & 2230 Farmington Drive	Chapel Hill	NC	—	800	6,414	—	—	(375)	800	6,039	6,839	2,698	2/28/2003	1996
2101 Runnymede Lane	Charlotte	NC	—	2,475	11,451	1,144	—	(228)	2,458	12,384	14,842	3,466	6/20/2011	1999
5920 McChesney Drive & 6101 Clarke Creek Parkway	Charlotte	NC	—	1,320	21,750	1,879	—	—	1,320	23,629	24,949	7,235	11/17/2009	1999 / 2001
500 Penny Lane NE	Concord	NC	—	1,687	17,603	517	—	—	1,687	18,120	19,807	2,608	6/29/2016	1997
1002 Highway 54	Durham	NC	—	595	5,200	408	—	(114)	595	5,494	6,089	1,364	6/20/2011	1988
4505 Emperor Boulevard	Durham	NC	—	1,285	16,932	377	—	—	1,285	17,309	18,594	1,497	10/11/2017	2001
5213 South Alston Avenue	Durham	NC	—	1,093	31,377	58	—	—	1,093	31,435	32,528	4,655	1/29/2015	2010
2755 Union Road	Gastonia	NC	—	1,104	17,834	649	—	(1,133)	1,104	17,350	18,454	2,030	6/29/2016	1998
1001 Phifer Road	Kings Mountain	NC	—	655	8,283	869	—	(210)	657	8,940	9,597	2,282	6/23/2011	1998
128 Brawley School Road	Mooresville	NC	—	595	7,305	1,250	—	(151)	601	8,398	8,999	2,129	6/23/2011	1999
1309 , 1321, & 1325 McCarthy Boulevard	New Bern	NC	—	1,245	20,898	1,073	—	(159)	1,245	21,812	23,057	5,351	6/20/2011	2001/2005/2008
13150 & 13180 Dorman Road	Pineville	NC	—	1,180	22,800	1,959	—	—	1,180	24,759	25,939	7,590	11/17/2009	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2020
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
801 Dixie Trail	Raleigh	NC	—	3,233	17,788	516	—	(1,114)	3,236	17,187	20,423	2,013	6/29/2016	1992
2744 South 17th Street	Wilmington	NC	—	1,134	14,771	1,306	—	—	1,139	16,072	17,211	2,903	4/18/2016	1998
1730 Parkwood Boulevard West	Wilson	NC	—	610	14,787	845	—	(163)	610	15,469	16,079	3,800	6/20/2011	2004/2006
17007 Elm Plaza	Omaha	NE	—	4,680	22,022	—	—	—	4,680	22,022	26,702	6,813	8/21/2008	2007
3030 South 80th Street	Omaha	NE	—	650	5,850	1,530	—	(419)	650	6,961	7,611	2,483	6/3/2005	1992
490 Cooper Landing Road	Cherry Hill	NJ	—	1,001	8,175	3,307	(6,080)	(4,163)	2,240	—	2,240	—	12/29/2003	1999
1400 Route 70	Lakewood	NJ	—	4,885	28,803	6,173	—	(2,611)	4,905	32,345	37,250	14,024	1/11/2002	1987
2 Hillside Drive	Mt. Arlington	NJ	—	1,375	11,232	1,249	—	(399)	1,393	12,064	13,457	5,023	12/29/2003	2001
655 Pomander Walk	Teaneck	NJ	—	4,950	44,550	5,534	—	(1,628)	4,984	48,422	53,406	12,177	12/15/2011	1989
10500 Academy Road NE	Albuquerque	NM	—	3,828	22,572	8,487	—	(2,166)	3,828	28,893	32,721	12,075	1/11/2002	1986
4100 Prospect Avenue NE	Albuquerque	NM	—	540	10,105	8	—	—	540	10,113	10,653	3,339	10/30/2007	1977
4300 Landau Street NE	Albuquerque	NM	—	1,060	9,875	8	—	—	1,060	9,883	10,943	3,263	10/30/2007	1973
4411 The 25 Way	Albuquerque	NM	—	3,480	25,245	4,582	—	(572)	3,931	28,804	32,735	7,806	12/22/2010	1970
4420 The 25 Way	Albuquerque	NM	—	1,430	2,609	974	—	(152)	1,614	3,247	4,861	749	12/22/2010	1970
9190 Coors Boulevard NW	Albuquerque	NM	—	1,660	9,173	8	—	—	1,660	9,181	10,841	3,031	10/30/2007	1983
2200 East Long Street	Carson City	NV	—	622	17,900	474	—	—	622	18,374	18,996	3,040	5/1/2015	2009
3201 Plumas Street	Reno	NV	—	2,420	49,580	7,088	—	(1,004)	2,420	55,664	58,084	12,859	12/15/2011	1989
6300 Eighth Avenue	Brooklyn	NY	—	3,870	8,545	211	—	—	3,870	8,756	12,626	2,649	8/8/2008	1971
4939 Brittonfield Parkway	East Syracuse	NY	—	720	17,084	1,673	(2,826)	(5,312)	900	10,439	11,339	242	9/30/2008	2001
5008 Brittonfield Parkway	East Syracuse	NY	—	420	18,407	1,637	(3,144)	(5,393)	586	11,341	11,927	238	7/9/2008	1999
200 Old County Road	Mineola	NY	—	4,920	24,056	14,633	—	(153)	4,920	38,536	43,456	8,441	9/30/2011	1971
15 North Broadway	White Plains	NY	—	4,900	13,594	4,720	—	—	4,900	18,314	23,214	4,413	1/26/2009	1952
537 Riverdale Avenue	Yonkers	NY	—	8,460	90,561	11,583	—	(305)	8,465	101,834	110,299	24,137	8/31/2012	2000
4590 Knightsbridge Boulevard	Columbus	OH	—	3,623	27,778	16,509	—	(3,568)	3,732	40,610	44,342	16,055	1/11/2002	1989
3929 Hoover Road	Grove City	OH	—	332	3,081	871	—	—	332	3,952	4,284	2,451	6/4/1993	1965
7555 Innovation Way	Mason	OH	—	1,025	12,883	—	—	—	1,025	12,883	13,908	1,369	10/6/2016	2015
8709 S.E. Causey Avenue	Portland	OR	—	3,303	77,428	487	(26,073)	(9,749)	2,201	43,195	45,396	1,475	5/1/2015	1985 / 1991
71 Darlington Road	Beaver Falls	PA	—	1,500	13,500	882	—	(879)	1,523	13,480	15,003	5,032	10/31/2005	1997
950 Morgan Highway	Clarks Summit	PA	—	1,001	8,233	850	—	(277)	1,017	8,790	9,807	3,600	12/29/2003	2001
145 Broadlawn Drive	Elizabeth	PA	—	696	6,304	672	(4,280)	(3,017)	375	—	375	—	10/31/2005	1986
600 N. Pottstown Pike	Exton	PA	—	1,001	8,233	1,768	—	(308)	1,001	9,693	10,694	3,869	12/29/2003	2000
242 Baltimore Pike	Glen Mills	PA	—	1,001	8,233	714	—	(382)	1,001	8,565	9,566	3,600	12/29/2003	2001
20 Capital Drive	Harrisburg	PA	—	397	9,333	—	—	—	397	9,333	9,730	1,381	1/29/2015	2013

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2020
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
210 Mall Boulevard	King of Prussia	PA	—	1,540	4,743	2,311	—	—	1,563	7,031	8,594	1,999	8/8/2008	1970
216 Mall Boulevard	King of Prussia	PA	—	880	2,871	2,211	—	—	978	4,984	5,962	994	1/26/2011	1970
5300 Old William Penn Highway	Murrysville	PA	—	300	2,506	—	—	(272)	300	2,234	2,534	998	2/28/2003	1998
800 Manor Drive	New Britain (Chalfont)	PA	—	979	8,052	1,271	—	(361)	981	8,960	9,941	3,667	12/29/2003	1998
7151 Saltsburg Road	Penn Hills	PA	—	200	904	—	—	(103)	200	801	1,001	358	2/28/2003	1997
5750 Centre Avenue	Pittsburgh	PA	—	3,000	11,828	4,209	—	(259)	3,778	15,000	18,778	4,536	6/11/2008	1991
730 Holiday Drive	Pittsburgh	PA	—	2,480	6,395	5,512	—	(854)	2,711	10,822	13,533	2,426	12/22/2010	1985
1400 Riggs Road	South Park	PA	—	898	8,102	1,361	(5,192)	(3,499)	1,670	—	1,670	—	10/31/2005	1995
700 Northampton Street	Tiffany Court (Kingston)	PA	—	—	5,682	1,995	—	(359)	—	7,318	7,318	2,830	12/29/2003	1997
5250 Meadowgreen Drive	Whitehall	PA	—	1,599	14,401	3,625	—	(1,106)	1,599	16,920	18,519	5,846	10/31/2005	1987
1304 McLees Road	Anderson	SC	—	295	3,509	552	—	(253)	295	3,808	4,103	1,428	11/19/2004	1999
719 Kershaw Highway	Camden	SC	—	322	3,697	1,340	—	(376)	322	4,661	4,983	1,815	11/19/2004	1999
2333 Ashley River Road	Charleston	SC	—	848	14,000	2,181	(7,118)	(4,301)	377	5,233	5,610	137	6/20/2011	1999
320 Seven Farms Drive	Charleston	SC	—	1,092	6,605	1,520	—	(144)	1,092	7,981	9,073	1,837	5/29/2012	1998
251 Springtree Drive	Columbia	SC	—	300	1,905	—	—	(112)	300	1,793	2,093	801	2/28/2003	1998
3 Summit Terrace	Columbia	SC	—	610	7,900	887	(6,314)	(2,698)	385	—	385	—	11/17/2009	2002
7909 Parklane Road	Columbia	SC	—	1,580	4,520	1,438	—	(314)	1,580	5,644	7,224	1,163	9/30/2011	1990
116 Enterprise Court	Greenwood	SC	—	310	2,790	870	—	(213)	310	3,447	3,757	1,192	6/3/2005	1999
1901 West Carolina Avenue	Hartsville	SC	—	401	4,775	880	—	(302)	401	5,353	5,754	2,094	11/19/2004	1999
218 Old Chapin Road	Lexington	SC	—	363	4,322	907	—	(346)	363	4,883	5,246	1,880	11/19/2004	1999
491 Highway 17	Little River	SC	—	750	9,018	1,149	—	(103)	750	10,064	10,814	2,694	6/23/2011	2000
1010 Anna Knapp Boulevard	Mt. Pleasant	SC	—	1,797	6,132	110	—	(458)	1,797	5,784	7,581	672	6/29/2016	1997
601 Mathis Ferry Road	Mt. Pleasant	SC	—	1,687	12,612	706	(10,794)	(2,021)	2,190	—	2,190	—	6/29/2016	1999
937 Bowman Road	Mt. Pleasant	SC	—	3,898	31,613	7,557	—	(773)	3,907	38,388	42,295	9,402	7/1/2012	1997 / 1983
2306 Riverbank Drive	Orangeburg	SC	—	303	3,607	840	—	(358)	303	4,089	4,392	1,619	11/19/2004	1999
1920 Ebenezer Road	Rock Hill	SC	—	300	1,705	—	—	(162)	300	1,543	1,843	689	2/28/2003	1998
15855 Wells Highway	Seneca	SC	—	396	4,714	880	—	(247)	396	5,347	5,743	2,107	11/19/2004	2000
One Southern Court	West Columbia	SC	—	520	3,831	594	—	—	557	4,388	4,945	1,350	12/22/2010	2000
6716 Nolensville Road	Brentwood	TN	—	1,528	6,037	175	—	—	1,528	6,212	7,740	1,292	11/30/2012	2010
207 Uffelman Drive	Clarksville	TN	—	320	2,994	1,273	—	(161)	320	4,106	4,426	1,267	12/31/2006	1997
51 Patel Way	Clarksville	TN	—	800	10,322	6,542	—	(188)	833	16,643	17,476	3,241	12/19/2012	2005
2900 Westside Drive NW	Cleveland	TN	—	305	3,627	1,115	—	(284)	305	4,458	4,763	1,683	11/19/2004	1998
1010 East Spring Street	Cookeville	TN	—	322	3,828	1,200	—	(230)	322	4,798	5,120	1,783	11/19/2004	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2020
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
105 Sunrise Circle	Franklin	TN	—	322	3,833	1,104	—	(268)	329	4,662	4,991	1,766	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	—	280	3,327	806	—	(212)	280	3,921	4,201	1,431	11/19/2004	1998
2025 Caldwell Drive	Goodlettsville	TN	—	400	3,507	8,547	—	(202)	400	11,852	12,252	2,813	2/28/2003	1998
1200 North Parkway	Jackson	TN	—	295	3,506	513	—	(300)	299	3,715	4,014	1,474	11/19/2004	1999
550 Deer View Way	Jefferson City	TN	—	940	8,057	1,484	—	—	948	9,533	10,481	1,904	10/15/2013	2001
10914 Kingston Pike (5)	Knoxville	TN	10,039	613	12,410	239	—	—	613	12,649	13,262	1,143	6/29/2018	2008
3020 Heatherton Way	Knoxville	TN	—	304	3,618	3,199	(2,697)	(2,357)	1,440	627	2,067	6	11/19/2004	1998
3030 Holbrook Drive (5)	Knoxville	TN	5,766	352	7,128	255	—	—	360	7,375	7,735	674	6/29/2018	1999
100 Chatuga Drive West	Loudon	TN	—	580	16,093	31,163	—	—	580	47,256	47,836	2,018	1/19/2018	2003
511 Pearson Springs Road	Maryville	TN	—	300	3,207	100	—	(192)	300	3,115	3,415	1,392	2/28/2003	1998
1710 Magnolia Boulevard	Nashville	TN	—	750	6,750	13,258	—	(478)	750	19,530	20,280	4,264	6/3/2005	1979
350 Volunteer Drive	Paris	TN	—	110	12,100	518	—	(905)	110	11,713	11,823	1,340	6/29/2016	1997
971 State Hwy 121	Allen	TX	—	2,590	17,912	—	—	—	2,590	17,912	20,502	5,541	8/21/2008	2006
1111 W. 34th Street	Austin	TX	—	400	21,021	1,933	—	—	694	22,660	23,354	6,969	6/25/2008	1975
6818 Austin Center Boulevard	Austin	TX	—	1,540	27,467	2,190	—	—	1,585	29,612	31,197	9,313	10/31/2008	1994
7600 N Capital Texas Highway	Austin	TX	—	300	4,557	1,420	—	—	300	5,977	6,277	1,214	12/22/2010	1996
4620 Bellaire Boulevard	Bellaire	TX	—	1,238	11,010	4,432	—	(165)	1,325	15,190	16,515	8,923	10/1/2012	1991
120 Crosspoint Drive	Boerne	TX	—	220	4,926	598	—	—	227	5,517	5,744	1,702	2/7/2008	1990
4015 Interstate 45	Conroe	TX	—	620	14,074	1,270	—	(64)	620	15,280	15,900	3,944	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	—	2,300	25,200	7,259	—	(807)	2,324	31,628	33,952	7,508	12/15/2011	1989
7831 Park Lane	Dallas	TX	—	4,709	27,768	22,073	—	(2,621)	5,432	46,497	51,929	16,959	1/11/2002	1990
1575 Belvidere Street	El Paso	TX	—	2,301	13,567	5,745	—	(1,537)	2,316	17,760	20,076	6,932	1/11/2002	1987
96 Frederick Road	Fredericksburg	TX	—	280	4,866	6,307	—	—	280	11,173	11,453	2,511	2/7/2008	1999
6435 S.F.M. 549	Heath	TX	—	1,135	7,892	827	(288)	(1,493)	1,108	6,965	8,073	136	12/31/2012	2004
13215 Dotson Road	Houston	TX	—	990	13,887	1,168	—	—	990	15,055	16,045	3,463	7/17/2012	2007
777 North Post Oak Road	Houston	TX	—	5,537	32,647	24,658	—	(4,272)	5,540	53,030	58,570	19,739	1/11/2002	1989
10030 North MacArthur Boulevard	Irving	TX	—	2,186	15,869	734	—	—	2,186	16,603	18,789	2,414	1/29/2015	1999
4770 Regent Boulevard	Irving	TX	—	2,830	15,082	4,467	—	—	2,830	19,549	22,379	6,033	6/25/2008	1995
9812 Slide Road	Lubbock	TX	—	1,110	9,798	335	—	—	1,110	10,133	11,243	2,607	6/4/2010	2009
605 Gateway Central	Marble Falls	TX	—	1,440	7,125	1,228	—	(34)	1,440	8,319	9,759	2,051	12/19/2012	1994 / 2002
7150 N. President George Bush Turnpike	North Garland	TX	—	1,981	8,548	778	(346)	(1,557)	1,941	7,463	9,404	154	12/31/2012	2006
500 Coit Road	Plano	TX	—	3,463	44,841	67	—	—	3,468	44,903	48,371	1,236	12/20/2019	2016
2265 North Lakeshore Drive	Rockwall	TX	—	497	3,582	—	—	—	497	3,582	4,079	530	1/29/2015	2013

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2020
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
18302 Talavera Ridge	San Antonio	TX	—	6,855	30,630	5	—	—	6,855	30,635	37,490	4,531	1/29/2015	2008
21 Spurs Lane (5)	San Antonio	TX	11,838	3,141	23,142	1,408	—	—	3,192	24,499	27,691	4,190	4/10/2014	2006
311 West Nottingham Place	San Antonio	TX	—	4,283	25,256	12,632	—	(2,838)	4,359	34,974	39,333	14,475	1/11/2002	1989
511 & 575 Knights Cross Drive	San Antonio	TX	—	2,300	20,400	1,221	—	—	2,306	21,615	23,921	6,880	11/17/2009	2003
5055 West Panther Creek Drive	Woodlands	TX	—	3,694	21,782	6,479	—	(3,308)	3,706	24,941	28,647	10,990	1/11/2002	1988
491 Crestwood Drive	Charlottesville	VA	—	641	7,633	2,293	—	(585)	646	9,336	9,982	3,485	11/19/2004	1998
1005 Elysian Place	Chesapeake	VA	—	2,370	23,705	1,617	—	(153)	2,381	25,158	27,539	6,164	6/20/2011	2006
2856 Forehand Drive	Chesapeake	VA	—	160	1,498	2,398	(1,427)	(1,159)	1,470	—	1,470	—	5/30/2003	1987
4027 Martinsburg Pike	Clear Brook	VA	—	3,775	21,768	—	—	—	3,775	21,768	25,543	3,220	1/29/2015	2013
4001 Fair Ridge Drive	Fairfax	VA	—	2,500	7,147	2,814	—	(222)	2,646	9,593	12,239	2,692	12/22/2008	1990
20 HeartFields Lane	Fredericksburg	VA	—	287	8,480	1,810	—	(781)	287	9,509	9,796	4,197	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	—	1,103	13,126	4,133	—	(757)	1,108	16,497	17,605	6,089	11/19/2004	1996
655 Denbigh Boulevard	Newport News	VA	—	581	6,921	1,983	—	(438)	584	8,463	9,047	3,061	11/19/2004	1998
6160 Kempsville Circle	Norfolk	VA	—	3,263	7,615	3,285	—	(115)	3,313	10,735	14,048	936	12/22/2017	1987
6161 Kempsville Road	Norfolk	VA	—	1,530	9,531	2,160	—	(73)	1,530	11,618	13,148	3,403	12/22/2008	1999
6311 Granby Street	Norfolk	VA	—	1,920	16,538	1,855	—	(188)	1,932	18,193	20,125	4,356	6/20/2011	2005
885 Kempsville Road	Norfolk	VA	—	1,780	8,354	2,298	—	(601)	1,780	10,051	11,831	2,929	5/20/2009	1981
531 Wythe Creek Road	Poquoson	VA	—	220	2,041	941	—	(275)	220	2,707	2,927	1,084	5/30/2003	1987
10800 Nuckols Road (5)	Glen Allen	VA	10,470	2,863	11,105	527	—	—	2,863	11,632	14,495	913	3/28/2018	2000
3000 Skipwith Road	Richmond	VA	—	732	8,717	1,039	—	(519)	732	9,237	9,969	3,672	11/19/2004	1999
9900 Independence Park Drive	Richmond	VA	—	326	3,166	38	—	—	326	3,204	3,530	859	11/22/2011	2005
9930 Independence Park Drive	Richmond	VA	—	604	4,975	249	—	—	604	5,224	5,828	1,179	11/22/2011	2005
5620 Wesleyan Drive	Virginia Beach	VA	—	893	7,926	1,963	—	(124)	893	9,765	10,658	5,982	9/1/2012	1990
440 McLaws Circle	Williamsburg	VA	—	1,466	17,340	570	—	(1,040)	1,466	16,870	18,336	1,867	6/29/2016	1998
21717 30th Drive SE	Bothell	WA	—	3,012	12,582	—	—	—	3,012	12,582	15,594	2,489	2/14/2013	1998
21823 30th Drive SE	Bothell	WA	—	2,627	12,657	—	—	—	2,627	12,657	15,284	2,504	2/14/2013	2000
516 Kenosia Avenue South	Kent	WA	—	1,300	8,458	3,453	—	—	1,358	11,853	13,211	2,732	7/31/2012	1971
555 16th Avenue	Seattle	WA	—	256	4,869	68	—	(513)	256	4,424	4,680	3,000	11/1/1993	1964
3003 West Good Hope Road	Glendale	WI	—	1,500	33,747	—	—	—	1,500	33,747	35,247	9,491	9/30/2009	1963
7007 North Range Line Road	Glendale	WI	—	250	3,797	—	—	—	250	3,797	4,047	1,068	9/30/2009	1964
215 Washington Street	Grafton	WI	—	500	10,058	—	—	—	500	10,058	10,558	2,829	9/30/2009	2009
N168W22022 Main Street	Jackson	WI	—	188	5,962	587	—	—	192	6,545	6,737	1,188	12/1/2014	2005
8351 Sheridan Road	Kenosha	WI	—	750	7,669	334	—	—	758	7,995	8,753	2,590	1/1/2008	2000

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2020
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
5601 Burke Road	Madison	WI	—	700	7,461	706	—	—	712	8,155	8,867	2,502	1/1/2008	2000
7707 N. Brookline Drive	Madison	WI	—	2,615	35,545	2,045	—	(51)	2,631	37,523	40,154	6,330	12/1/2014	1999 / 2004
10803 North Port Washington Road	Mequon	WI	—	800	8,388	865	—	(25)	805	9,223	10,028	2,952	1/1/2008	1999
701 East Puetz Road	Oak Creek	WI	—	650	18,396	2,054	—	—	1,375	19,725	21,100	6,332	1/1/2008	2001
W231 N1440 Corporate Court	Pewaukee	WI	—	3,900	41,140	—	—	—	3,900	41,140	45,040	11,571	9/30/2009	1994
8348 & 8400 Washington Avenue	Racine	WI	—	1,150	22,436	—	—	—	1,150	22,436	23,586	6,310	9/30/2009	1986
1221 North 26th Street	Sheboygan	WI	—	300	975	—	—	—	300	975	1,275	274	9/30/2009	1987
1222 North 23rd Street	Sheboygan	WI	—	120	4,014	—	—	—	120	4,014	4,134	1,129	9/30/2009	1987
2414 Kohler Memorial Drive	Sheboygan	WI	—	1,400	35,168	—	—	—	1,400	35,168	36,568	9,891	9/30/2009	1986
1125 N Edge Trail	Verona	WI	—	1,365	9,581	1,474	—	—	1,372	11,048	12,420	2,485	11/1/2013	2001
3289 North Mayfair Road	Wauwatosa	WI	—	2,300	6,245	—	—	—	2,300	6,245	8,545	1,757	9/30/2009	1964
503 South 18th Street	Laramie	WY	—	191	3,632	1,223	—	(800)	202	4,044	4,246	2,548	12/30/1993	1964
1901 Howell Avenue	Worland	WY	—	132	2,508	1,980	—	(571)	132	3,917	4,049	2,146	12/30/1993	1970
		Total	$692,294	$762,616	$5,771,138	$1,201,831	$(114,722)	$(210,133)	$789,125	$6,621,605	$7,410,730	$1,694,901
	15 Properties Held for Sale		—	16,388	130,540	27,889	(29,175)	(32,585)	13,662	99,395	113,057	8,286
	Grand Total		$692,294	$779,004	$5,901,678	$1,229,720	$(143,897)	$(242,718)	$802,787	$6,721,000	$7,523,787	$1,703,187
(1)    Represents mortgage debts and finance leases, excluding the unamortized balance of fair value adjustments totaling approximately $721.
(2)    Represents reclassifications between accumulated depreciation and buildings, improvements and equipment made to record certain properties at fair value in accordance with GAAP.
(3)    Aggregate cost for federal income tax purposes is approximately $8,600,531.
(4)    We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.
(5)    These properties are collateral for our $684,483 of mortgage debts. Includes mortgage debts for our life science property we own in a joint venture arrangement in which we own a 55% equity interest. The amounts listed in the table for these mortgages have not been adjusted to reflect the equity interests in the joint venture that we do not own.
(6)    These properties are subject to our $7,811 of finance leases.

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(dollars in thousands)
Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance as of December 31, 2017	$7,824,763	$1,454,477
Additions	242,270	205,117
Disposals	(17,923)	(1,101)
Impairment	(46,797)	—
Cost basis adjustment (1)	(122,711)	(122,711)
Reclassification of assets held for sale, net	(3,302)	(1,390)
Balance as of December 31, 2018	7,876,300	1,534,392
Additions	277,350	221,165
Disposals	(250,996)	(54,816)
Impairment	(114,786)	—
Cost basis adjustment (1)	(77,642)	(77,642)
Reclassification of assets held for sale, net	(248,640)	(52,298)
Balance as of December 31, 2019	7,461,586	1,570,801
Additions	192,124	216,418
Disposals	(145,430)	(10,228)
Impairment	(106,972)	—
Cost basis adjustment (1)	(126,127)	(126,127)
Reclassification of assets held for sale, net	135,549	44,037
Balance as of December 31, 2020	$7,410,730	$1,694,901
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
Dated: February 25, 2021
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jennifer F. (Francis) Mintzer	President and Chief Operating Officer	February 25, 2021
Jennifer F. (Francis) Mintzer

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 25, 2021
Richard W. Siedel, Jr.

/s/ Jennifer B. Clark	Managing Trustee	February 25, 2021
Jennifer B. Clark

/s/ John L. Harrington	Independent Trustee	February 25, 2021
John L. Harrington

/s/ Lisa Harris Jones	Independent Trustee	February 25, 2021
Lisa Harris Jones

/s/ Daniel F. LePage	Independent Trustee	February 25, 2021
Daniel F. LePage

/s/ Adam D. Portnoy	Managing Trustee	February 25, 2021
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 25, 2021
Jeffrey P. Somers