Form 10-Q
period 2021-03-31
DIVERSIFIED HEALTHCARE TRUST
filed 2021-05-05
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of May 3, 2021: 238,268,478

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

March 31, 2021

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Real estate properties:
Land	$792,923	$789,125
Buildings and improvements	6,695,854	6,621,605
Total real estate properties, gross	7,488,777	7,410,730
Accumulated depreciation	(1,742,606)	(1,694,901)
Total real estate properties, net	5,746,171	5,715,829

Assets of properties held for sale	63,563	112,437
Cash and cash equivalents	843,237	74,417
Restricted cash	326,768	16,432
Acquired real estate leases and other intangible assets, net	274,987	286,513
Other assets, net	287,980	270,796
Total assets	$7,542,706	$6,476,424

Liabilities and Equity
Revolving credit facility	$800,000	$—
Term loan, net	—	199,049
Senior unsecured notes, net	3,101,318	2,608,189
Secured debt and finance leases, net	690,733	691,573
Liabilities of properties held for sale	393	3,525
Accrued interest	52,807	23,772
Assumed real estate lease obligations, net	65,642	67,830
Other liabilities	286,623	263,264
Total liabilities	4,997,516	3,857,202

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 238,268,478 shares issued and outstanding for both periods presented	2,383	2,383
Additional paid in capital	4,614,132	4,613,904
Cumulative net income	1,845,604	1,913,109
Cumulative distributions	(4,035,942)	(4,033,559)
Total equity attributable to common shareholders	2,426,177	2,495,837
Noncontrolling interest:
Total equity attributable to noncontrolling interest	119,013	123,385
Total equity	2,545,190	2,619,222
Total liabilities and equity	$7,542,706	$6,476,424
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$102,758	$110,498
Residents fees and services	259,966	331,969
Total revenues	362,724	442,467

Expenses:
Property operating expenses	287,391	316,585
Depreciation and amortization	66,153	68,430
General and administrative	7,542	8,832
Acquisition and certain other transaction related costs	—	663
Impairment of assets	(174)	11,234
Total expenses	360,912	405,744

(Loss) gain on sale of properties	(122)	2,782
Losses on equity securities, net	(8,339)	(9,943)
Interest and other income	2,835	138
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,812 and $1,509, respectively)	(60,091)	(41,650)
Gain on lease termination	—	22,896
Loss on early extinguishment of debt	(2,040)	(246)
(Loss) income from continuing operations before income tax (expense) benefit	(65,945)	10,700
Income tax (expense) benefit	(238)	443
Net (loss) income	(66,183)	11,143
Net income attributable to noncontrolling interest	(1,322)	(1,408)
Net (loss) income attributable to common shareholders	$(67,505)	$9,735

Weighted average common shares outstanding (basic)	237,834	237,669
Weighted average common shares outstanding (diluted)	237,834	237,669

Per common share amounts (basic and diluted):
Net (loss) income attributable to common shareholders	$(0.28)	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2020:	238,268,478	$2,383	$4,613,904	$1,913,109	$(4,033,559)	$2,495,837	$123,385	$2,619,222
Net (loss) income	—	—	—	(67,505)	—	(67,505)	1,322	(66,183)
Distributions	—	—	—	—	(2,383)	(2,383)	—	(2,383)
Share grants	—	—	228	—	—	228	—	228
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,694)	(5,694)
Balance at March 31, 2021:	238,268,478	$2,383	$4,614,132	$1,845,604	$(4,035,942)	$2,426,177	$119,013	$2,545,190

Balance at December 31, 2019:	237,897,163	$2,379	$4,612,511	$2,052,562	$(3,930,933)	$2,736,519	$140,531	$2,877,050
Net income	—	—	—	9,735	—	9,735	1,408	11,143
Distributions	—	—	—	—	(35,684)	(35,684)	—	(35,684)
Distribution to common shareholders of the right to receive Five Star Senior Living Inc. common stock	—	—	—	—	(59,801)	(59,801)	—	(59,801)
Share grants	—	—	249	—	—	249	—	249
Share repurchases	(3,438)	—	(21)	—	—	(21)	—	(21)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,767)	(5,767)
Balance at March 31, 2020:	237,893,725	$2,379	$4,612,739	$2,062,297	$(4,026,418)	$2,650,997	$136,172	$2,787,169
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(66,183)	$11,143
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	66,153	68,430
Net amortization of debt premiums, discounts and issuance costs	2,812	1,509
Straight line rental income	(804)	(1,153)
Amortization of acquired real estate leases	(1,866)	(1,873)
Loss on early extinguishment of debt	2,040	25
Gain on lease termination	—	(22,896)
Impairment of assets	(174)	11,234
Loss (gain) on sale of properties	122	(2,782)
Losses on equity securities, net	8,339	9,943
Other non-cash adjustments, net	(715)	(943)
Change in assets and liabilities:
Other assets	(24,552)	(39,433)
Accrued interest	29,035	5,167
Other liabilities	20,615	17,941
Net cash provided by operating activities	34,822	56,312

Cash flows from investing activities:
Real estate acquisitions and deposits	—	(2,526)
Real estate improvements	(44,005)	(41,045)
Proceeds from sale of properties, net	8,702	16,930
Net cash used in investing activities	(35,303)	(26,641)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net	492,500	—
Proceeds from borrowings on revolving credit facility	800,000	130,500
Repayments of borrowings on revolving credit facility	—	(83,000)
Repayment of term loan	(200,000)	—
Repayment of other debt	(779)	(2,466)
Loss on early extinguishment of debt settled in cash	—	(221)
Payment of debt issuance costs	(4,007)	—
Repurchase of common shares	—	(21)
Distributions to noncontrolling interest	(5,694)	(5,767)
Distributions to shareholders	(2,383)	(35,684)
Net cash provided by financing activities	1,079,637	3,341

Increase in cash and cash equivalents and restricted cash	1,079,156	33,012
Cash and cash equivalents and restricted cash at beginning of period	90,849	52,224
Cash and cash equivalents and restricted cash at end of period	$1,170,005	$85,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information:
Interest paid	$29,071	$35,280

Non-cash investing activities:
Five Star Senior Living Inc. common stock	$—	$97,896
Restructuring Transaction additional consideration	$—	$(75,000)
Capitalized interest	$827	$306

Non-cash financing activities:
Distribution to common shareholders of the right to receive Five Star Senior Living Inc. common stock	$—	$(59,801)
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of March 31,
	2021	2020
Cash and cash equivalents	$843,237	$69,545
Restricted cash (1)	326,768	15,691
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$1,170,005	$85,236
(1) As of March 31, 2021, restricted cash includes amounts we will use to redeem all $300,000 of our outstanding 6.75% senior notes due 2021 in June 2021, when these notes become redeemable with no prepayment premium. In April 2021, we delivered a notice of redemption with respect to these senior notes for a redemption price equal to the principal amount plus accrued and unpaid interest. Restricted cash also consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties and cash held for the operations of the life science property that is owned in a joint venture arrangement in which we own a 55% equity interest.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation
The accompanying condensed consolidated financial statements of Diversified Healthcare Trust and its subsidiaries, or we, us, or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020, or our Annual Report.
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
We are party to a joint venture arrangement with an institutional investor. This joint venture arrangement owns a life science property located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE's economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $958,013 and $970,142 as of March 31, 2021 and December 31, 2020, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $694,847 and $697,129 as of March 31, 2021 and December 31, 2020, respectively, and consist primarily of mortgage debts secured by the property. The investor's interest in this consolidated entity is reflected as a noncontrolling interest in our condensed consolidated financial statements. See Note 6 for further information about this joint venture.

Note 2.  Real Estate Properties
As of March 31, 2021, we owned 396 properties located in 36 states and Washington, D.C., including four properties classified as held for sale and one life science property owned in a joint venture arrangement in which we own a 55% equity interest.
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
During the three months ended March 31, 2021, we recorded a reversal of impairment charges of $174 related to the estimated costs to sell 10 senior living communities that were classified as held for sale as of December 31, 2020 and changed the status of those communities from held for sale to held and used as of March 31, 2021.
Acquisitions and Dispositions:
During the three months ended March 31, 2021, we sold one property for a sale price of $9,000, excluding closing costs, as presented in the table below. The sale of this property does not represent a significant disposition, nor do we believe it represents a strategic shift in our business. As a result, the results of the operation for this property is included in continuing operations through the date of sale of such property in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Square Feet	Sale Price (1)	Loss on Sale
February 2021	Pennsylvania	Medical Office	1	92,000	$9,000	$(122)
			1		$9,000	$(122)
(1)Sale price excludes closing costs.

As of March 31, 2021, we had four properties classified as held for sale in our condensed consolidated balance sheet as follows:

Type of Property	Number of Properties	Gross Book Value
Life Science and Medical Office	4	$66,113
	4	$66,113
In April 2021, we sold these four life science and medical office properties for a sales price of $95,500, excluding closing costs.
In April 2021, we entered into an agreement to acquire a property which is adjacent to one of our existing properties located in Silver Springs, Maryland for a purchase price of $19,600, excluding acquisition related costs. This acquisition is expected to close during the third quarter of 2021. However, this acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition, that this acquisition will not be delayed or that the terms will not change.

Note 3.  Leases
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
We increased rental income to record revenue on a straight line basis by $804 and $1,153 for the three months ended March 31, 2021 and 2020, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, include $105,279 and $104,803 of straight line rent receivables at March 31, 2021 and December 31, 2020, respectively, and are included in other assets, net in our condensed consolidated balance sheets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $18,228 and $20,028 for the three months ended March 31, 2021 and 2020, respectively, of which tenant reimbursements totaled $18,180 and $19,983, respectively.
Certain of our tenants requested relief from their obligations to pay rent due to us in response to the current economic conditions resulting from the COVID-19 pandemic. In most cases, these tenants granted deferrals were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. As of March 31, 2021 and December 31, 2020, deferred payments totaling $878 and $1,486, respectively, are included in other assets, net in our condensed consolidated balance sheets. These deferred amounts did not negatively impact our operating results for the three months ended March 31, 2021 or 2020.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $4,216 and $4,395, respectively, as of March 31, 2021, and $4,237 and $4,410, respectively, as of December 31, 2020. The right of use asset and related lease liability are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.

Note 4.  Indebtedness
Our principal debt obligations at March 31, 2021 were: (1) outstanding borrowings under our $800,000 revolving credit facility; (2) $3,150,000 outstanding principal amount of senior unsecured notes; and (3) $683,990 aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by seven properties, of which $620,000 is related to the life science property owned by a joint venture arrangement in which we own a 55% equity interest. These seven mortgaged properties had a gross book value of $947,085 at March 31, 2021. We also had two properties subject to finance leases with lease obligations totaling $7,525 at March 31, 2021; these two properties had gross book value and accumulated depreciation of $35,893 and $17,685, respectively, at March 31, 2021, and $35,676 and $17,579, respectively, at December 31, 2020, and the finance leases expire in 2026.
We have a $800,000 revolving credit facility that is available for general business purposes. The maturity date of our revolving credit facility is January 2022, and, subject to the payment of an extension fee and meeting other conditions, we have two, one year options to extend the maturity date of the facility to January 2024. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2021, our revolving credit facility required interest to be paid on borrowings at the annual rate of 2.9%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility.
The weighted average annual interest rates for borrowings under our revolving credit facility were 2.9% and 2.6% for the three months ended March 31, 2021 and 2020, respectively. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. On March 31, 2021, we borrowed $800,000 under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainty resulting from the COVID-19 pandemic. As of March 31, 2021 and May 3, 2021, we were fully drawn under our revolving credit facility.
In February 2021, we issued $500,000 aggregate principal amount of our 4.375% senior notes due 2031 in an underwritten public offering raising net proceeds of $491,365, after deducting estimated offering expenses and underwriters' discounts. These notes are guaranteed by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under the agreement governing our revolving credit facility, or our credit agreement, and require semi-annual interest payments through maturity. We used the net proceeds from this offering to prepay in full our $200,000 term loan which was scheduled to mature in September 2022. The weighted average interest rate under our $200,000 term loan was 2.9% for the period from January 1, 2021 to February 7, 2021. As a result of the prepayment of our $200,000 term loan, we recorded a loss on early extinguishment of debt of $1,477 for the three months ended March 31, 2021. We will use the remaining net proceeds from this

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
offering and cash on hand to redeem all $300,000 of our outstanding 6.75% senior notes due 2021 in June 2021, when these notes become redeemable with no prepayment premium. In April 2021, we delivered a notice of redemption to U.S. Bank National Association, as trustee, with respect to these senior notes for a redemption price equal to the principal amount plus accrued and unpaid interest.
In January 2021, we amended the agreements governing our revolving credit facility and our $200,000 term loan, or collectively, our credit and term loan agreements, in order to provide us with certain flexibility in light of the uncertainties related to the COVID-19 pandemic. Pursuant to the amendments:
•certain of the financial covenants under our credit and term loan agreements, including covenants that require us to maintain certain financial ratios, have been waived through June 2022, or the Amendment Period;
•the revolving credit facility commitments have been reduced from $1,000,000 to $800,000, and as a result of the reduction in commitments, we recorded a loss on early extinguishment of debt of $563 for the three months ended March 31, 2021;
•we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit and term loan agreements and agreed to provide first mortgage liens on 62 medical office and life science properties with an aggregate gross book value of real estate assets of $1,035,255 as of March 31, 2021 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things;
•we have the ability to fund $250,000 of capital expenditures per year, which increased to $350,000 per year following the repayment of our term loan in February 2021, and are restricted in our ability to acquire real property as defined in our credit agreement;
•the interest rate premium over LIBOR under our revolving credit facility and term loan increased by 30 basis points;
•certain covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions), and the minimum liquidity requirement of $200,000 will remain in place during the Amendment Period; and
•we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, and debt financings to the repayment of our $300,000 senior notes due in 2021, or maintain sufficient cash for such payment of these senior notes until they can be paid at par, our $200,000 term loan and any amounts outstanding under our revolving credit facility. In February 2021, we prepaid our $200,000 term loan using proceeds from our February 2021 issuance of $500,000 aggregate principal amount of 4.375% senior notes due 2031. We will use the remaining net proceeds from this offering and cash on hand to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when these notes become redeemable with no prepayment premium. In April 2021, we delivered a notice of redemption to U.S. Bank National Association, as trustee, with respect to these senior notes for a redemption price equal to the principal amount plus accrued and unpaid interest.
Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our credit agreement restricts our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and our senior unsecured notes indentures and their supplements at March 31, 2021. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. We may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. We expect the ratio of consolidated income available for debt service to debt service could fall below the 1.5x requirement under our revolving credit facility and our public debt covenants in 2021 as the continued effects of the COVID-19 pandemic adversely impact our operations. We will not be allowed to incur additional debt while this ratio is below 1.5x.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at March 31, 2021, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in Five Star (1)	$65,433	$65,433	$—	$—
(1)Our 10,691,658 shares of common stock of Five Star Senior Living Inc., or Five Star, are included in other assets, net in our condensed consolidated balance sheets, and are reported at fair value, which is based upon quoted market prices on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs). Our adjusted cost basis for these shares was $44,448 as of March 31, 2021. During the three months ended March 31, 2021 and 2020, we recorded unrealized losses of $8,339 and $9,943, respectively, which are included in losses on equity securities, net in our condensed consolidated statements of comprehensive income (loss), to adjust the carrying value of our investment in Five Star common shares to their fair value. See Note 11 for further information about our investment in Five Star.
In addition to the assets described in the table above, our financial instruments at March 31, 2021 and December 31, 2020 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loan, senior unsecured notes, secured debt and finance leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of March 31, 2021		As of December 31, 2020
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 6.750% coupon rate, due in 2021 (2)	$299,470	$302,631	$299,273	$303,891
Senior unsecured notes, 4.750% coupon rate, due in 2024	249,138	258,289	249,068	256,258
Senior unsecured notes, 9.750% coupon rate, due in 2025	985,245	1,130,760	984,359	1,135,800
Senior unsecured notes, 4.750% coupon rate, due in 2028	491,244	493,445	490,925	502,648
Senior unsecured notes, 4.375% coupon rate, due in 2031	491,490	487,870	—	—
Senior unsecured notes, 5.625% coupon rate, due in 2042	341,897	323,400	341,802	330,120
Senior unsecured notes, 6.250% coupon rate, due in 2046	242,834	243,600	242,762	245,000
Secured debts (3) (4)	690,733	704,289	691,573	716,185
	$3,792,051	$3,944,284	$3,299,762	$3,489,902
(1)Includes unamortized net debt issuance costs, premiums and discounts.
(2)In April 2021, we delivered a notice of redemption to redeem all $300,000 of our outstanding 6.75% senior notes due 2021 in June 2021, when these notes become redeemable with no prepayment premium.
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
(4)Includes secured debts for the life science property owned by a joint venture arrangement in which we own a 55% equity interest. The amounts listed in the table for these debts have not been adjusted to reflect the equity interests in the joint venture that we do not own.
We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 input) as of March 31, 2021. We estimated the fair values of our five issuances of senior unsecured notes due 2021, 2024, 2025, 2028 and 2031 using an average of the bid and ask price on Nasdaq on or about March 31, 2021 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

Note 6. Noncontrolling Interest
We are party to a joint venture arrangement with an institutional investor for one of our life science properties located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We continue to control this property and therefore continue to account for this property on a consolidated basis in our condensed consolidated financial statements under the VIE model. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,322 and $1,408 for the three months ended March 31, 2021 and 2020, respectively, is reported as a noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). The joint venture made aggregate cash distributions to the other joint venture investor of $5,694 and $5,767 for the three months ended March 31, 2021 and 2020, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of March 31, 2021, this joint venture held real estate assets with an aggregate net book value of $700,192, subject to mortgage notes of $620,000.
In assessing whether we have a controlling interest in this joint venture arrangement and are required to consolidate the accounts of the joint venture entity, we considered the members' rights to residual gains and obligations to absorb losses, which activities most significantly impact the economic performance of the entity and which member has the power to direct those activities.

Note 7.  Shareholders' Equity
Distributions:
During the three months ended March 31, 2021, we declared and paid a quarterly distribution to common shareholders as follows:

Record Date	Payment Date	Distribution Per Share	Total Distributions
January 25, 2021	February 18, 2021	$0.01	$2,383
On April 15, 2021, we declared a quarterly distribution payable to our common shareholders of record on April 26, 2021 in the amount of $0.01 per share, or approximately $2,383. We expect to pay this distribution on or about May 20, 2021.

Note 8.  Segment Reporting
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
We also report “non-segment” operations, which consists of triple net leased senior living communities that are leased to operators from which we receive rents, and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$93,323	$—	$9,435	$102,758
Residents fees and services	—	259,966	—	259,966
Total revenues	93,323	259,966	9,435	362,724

Expenses:
Property operating expenses	31,293	256,098	—	287,391
Depreciation and amortization	31,938	31,361	2,854	66,153
General and administrative	—	—	7,542	7,542
Impairment of assets	—	(174)	—	(174)
Total expenses	63,231	287,285	10,396	360,912

Loss on sale of properties	(122)	—	—	(122)
Losses on equity securities, net	—	—	(8,339)	(8,339)
Interest and other income	—	2,433	402	2,835
Interest expense	(5,939)	(528)	(53,624)	(60,091)
Loss on early extinguishment of debt	—	—	(2,040)	(2,040)
Income (loss) from continuing operations before income tax expense	24,031	(25,414)	(64,562)	(65,945)
Income tax expense	—	—	(238)	(238)
Net income (loss)	24,031	(25,414)	(64,800)	(66,183)
Net income attributable to noncontrolling interest	(1,322)	—	—	(1,322)
Net income (loss) attributable to common shareholders	$22,709	$(25,414)	$(64,800)	$(67,505)
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services, or HHS, established a Provider Relief Fund. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned to HHS. We have recognized $2,433 as other income with respect to our SHOP segment for the three months ended March 31, 2021. We have applied for additional funds that may be available under the CARES Act Provider Relief Fund; however, we may not receive any additional funding.

	As of March 31, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,072,160	$2,908,334	$1,562,212	$7,542,706

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$98,770	$—	$11,728	$110,498
Residents fees and services	—	331,969	—	331,969
Total revenues	98,770	331,969	11,728	442,467

Expenses:
Property operating expenses	32,706	283,879	—	316,585
Depreciation and amortization	32,163	33,042	3,225	68,430
General and administrative	—	—	8,832	8,832
Acquisition and certain other transaction related costs	—	—	663	663
Impairment of assets	6,218	5,016	—	11,234
Total expenses	71,087	321,937	12,720	405,744

Gain on sale of properties	2,782	—	—	2,782
Losses on equity securities, net	—	—	(9,943)	(9,943)
Interest and other income	—	—	138	138
Interest expense	(6,052)	(564)	(35,034)	(41,650)
Gain on lease termination	—	—	22,896	22,896
Loss on early extinguishment of debt	(246)	—	—	(246)
Income (loss) from continuing operations before income tax benefit	24,167	9,468	(22,935)	10,700
Income tax benefit	—	—	443	443
Net income (loss)	24,167	9,468	(22,492)	11,143
Net income attributable to noncontrolling interest	(1,408)	—	—	(1,408)
Net income (loss) attributable to common shareholders	$22,759	$9,468	$(22,492)	$9,735

	As of December 31, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,092,289	$2,912,570	$471,565	$6,476,424

Note 9. Leases and Management Agreements with Five Star
2020 Restructuring of our Business Arrangements with Five Star. Effective as of January 1, 2020:
•our previously existing master leases with Five Star for all of our senior living communities that Five Star leased, as well as our previously existing management agreements and pooling agreements with Five Star for our senior living communities that Five Star managed, were terminated and replaced with new management agreements and a related omnibus agreement, or collectively, the Five Star management agreements;
•Five Star issued to us 10,268,158 Five Star common shares and an aggregate of 16,118,849 Five Star common shares to our shareholders of record as of December 13, 2019;
•as consideration for these share issuances, we provided Five Star with $75,000 of additional consideration by assuming certain of Five Star's working capital liabilities and through cash payments, resulting in a gain on lease termination of $22,896 for the three months ended March 31, 2020 in our condensed consolidated statements of comprehensive income (loss); and

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
•pursuant to a guaranty agreement dated as of January 1, 2020 made by Five Star in favor of our applicable subsidiaries, Five Star has guaranteed the payment and performance of each of its applicable subsidiary's obligations under the applicable Five Star management agreements.
Effective January 1, 2020, we determined that Five Star is not a VIE and we will account for our 33.8% investment in Five Star using the equity method of accounting because we are deemed to exert significant influence, but not control, over Five Star's most significant activities. We have elected to use the fair value option to account for our investment in Five Star.
2021 Amendments to our Management Arrangements with Five Star. On April 9, 2021, we announced that we have agreed to amend our management arrangements with Five Star. The principal changes to the management arrangements will include:
•that Five Star will cooperate with us in transitioning 108 of our senior living communities with approximately 7,500 living units to other third party operators without our payment of any termination fee to Five Star, and that we will no longer have the right to sell up to an additional $682,000 of senior living communities currently managed by Five Star and terminate Five Star's management of those communities without our payment of a fee to Five Star upon sale;
•that Five Star will continue to manage 120 of our senior living communities with approximately 18,000 living units for our account, and that the skilled nursing units in all of our continuing care retirement communities that Five Star will continue to manage for our account, which currently includes approximately 1,500 living units, will be closed and repositioned;
•that our performance termination rights pursuant to our existing management agreements with Five Star will be amended for the senior living communities that Five Star will continue to manage for our account, such that, commencing in 2025, we can terminate up to 10% of the senior living communities managed by Five Star for our account, based on total revenues, per year without our payment of any termination fee to Five Star for failure to meet 80% of a target EBITDA in prior years;
•that the incentive fee calculation included in our existing management agreements with Five Star will be amended for the senior living communities that Five Star will continue to manage for our account such that there will no longer be a cap placed on any incentive fee earned by Five Star in any calendar year and that any senior living communities that are undergoing a major renovation or repositioning will be excluded from the calculation;
•that RMR LLC will assume control of any major renovation or repositioning activities at the senior living communities that Five Star will continue to manage for our account; and
•that the term of our existing management agreements with Five Star will be extended by two years to December 31, 2036.
We expect that the transition of the management of the 108 senior living communities to other third party operators will be completed before year end 2021. We also expect to incur costs related to retention, temporary labor and other transition costs for these communities, which costs may be significant.
Our Senior Living Communities Managed by Five Star. Five Star managed 235, including seven closed senior living communities, and 244 senior living communities for our account as of March 31, 2021 and 2020, respectively. We lease our senior living communities that are managed by Five Star to our taxable REIT subsidiaries, or TRSs.
We incurred management fees payable to Five Star of $13,850 and $17,050 for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, $13,016 and $16,588, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $834 and $462, respectively, were capitalized in our condensed consolidated balance sheets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The following table presents residents fees and services revenue disaggregated by type of contract and payer:

	Three Months Ended March 31,
Revenue from contracts with customers:	2021	2020
Basic housing and support services	$188,029	$231,516
Medicare and Medicaid programs	35,948	49,668
Private pay and other third party payer SNF services	35,989	50,785
Total residents fees and services	$259,966	$331,969
We incurred fees of $5,441 and $8,057 for the three months ended March 31, 2021 and 2020, respectively, with respect to rehabilitation services Five Star provided at senior living communities it manages for our account that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
As a result of routine monitoring protocols that are a part of Five Star's compliance program activities related to Medicare billing, Five Star discovered potentially inadequate documentation at one of our senior living communities that Five Star manages. This monitoring was not initiated in response to any specific complaint or allegation but rather was of the type that Five Star periodically undertakes to test its compliance with applicable Medicare billing rules. We and Five Star voluntarily disclosed this matter to the United States Department of Health and Human Services, Office of the Inspector General, or the OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol. In January 2021, we and Five Star settled this matter with the OIG and we agreed to pay approximately $5,763 in exchange for a customary release, but we and Five Star did not admit any liability. We recognized that amount in our consolidated statement of comprehensive income (loss) during the year ended December 31, 2020 and paid that amount to the OIG in January 2021. Five Star refunded to us approximately $115 of management fees it previously received relating to the Medicare payments we refunded to the OIG.
Since January 1, 2020, we sold certain senior living communities that were then managed by Five Star. We and Five Star terminated our management agreements for these senior living communities in connection with these sales. See Note 3 to the consolidated financial statements contained in our Annual Report for further information regarding these sales.
We lease to Five Star space at certain of our senior living communities that Five Star manages. Five Star uses this space for outpatient rehabilitation clinics. We recognized a reduction in property operating expenses of $397 and $294 for the three months ended March 31, 2021 and 2020, respectively, with respect to these leases.

Note 10. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to the property level operations of our medical office and life science properties. RMR LLC will also provide certain construction supervision services at our senior living communities managed by Five Star. We also have a subsidiary level management agreement with RMR LLC related to the life science property located in Boston, Massachusetts, which we entered in connection with the joint venture arrangement for that life science property. Under that agreement, our subsidiary pays RMR LLC certain business management fees directly, which fees are credited against the business management fees payable by us to RMR LLC. See Note 11 for further information regarding our relationship, agreements and transactions with RMR LLC.
We recognized net business management fees payable to RMR LLC of $5,317 and $5,769 for the three months ended March 31, 2021 and 2020, respectively. The net business management fees we recognized include $725 of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement for both the three months ended March 31, 2021 and 2020. Based on our common share total return, as defined in our business management agreement, as of each of March 31, 2021 and 2020, no estimated incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2021 or 2020. The actual amount of annual incentive fees for 2021, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2021, and will be payable in 2022. We did not incur any incentive fee payable for the

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
year ended December 31, 2020. We recognize business management and incentive fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We recognized aggregate net property management and construction supervision fees payable to RMR LLC of $3,154 and $3,192 for the three months ended March 31, 2021 and 2020, respectively. Of those amounts, for the three months ended March 31, 2021 and 2020, $2,485 and $2,596, respectively, were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $669 and $596, respectively, were capitalized as building improvements in our condensed consolidated balance sheets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our medical office and life science properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $3,297 and $3,443 for these expenses and costs for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in property operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, The RMR Group Inc., or RMR Inc., Five Star and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR LLC. The Chair of our Board and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board of directors and a managing director of Five Star. Jennifer B. Clark, our other Managing Trustee and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC, an officer of ABP Trust and a managing director and the secretary of Five Star. Jennifer F. Francis, our President and Chief Operating Officer is an executive vice president of RMR Inc. and she and our Chief Financial Officer and Treasurer are also employees and officers of RMR LLC. Certain of Five Star's officers are officers and employees of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these companies. Other officers of RMR LLC, including Ms. Clark and certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Five Star. We are currently Five Star's largest stockholder. As of March 31, 2021, we owned 10,691,658 Five Star common shares, or approximately 33.8% of Five Star's outstanding common shares. Five Star currently manages for our account most of the senior living communities we own. RMR LLC provides management services to both us and Five Star. See Note 9 for further information regarding our relationships, agreements and transactions with Five Star and Note 5 for further information regarding our investment in Five Star.
As of March 31, 2021, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., together with ABP Trust, owned approximately 6.3% of Five Star's outstanding common shares.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 12.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. During the three months ended March 31, 2021 and 2020, we recognized income tax expense of $238 and benefit of $443, respectively.

Note 13. Weighted Average Common Shares (share amounts in thousands)
We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three months ended March 31, 2021 and 2020, 20 and 123 unvested common shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
OVERVIEW
We are a REIT that was organized under Maryland law and which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of March 31, 2021, we owned 396 properties located in 36 states and Washington, D.C., including four properties classified as held for sale and one life science property owned in a joint venture arrangement in which we own a 55% equity interest. At March 31, 2021, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $8.2 billion, including $66.1 million of gross book value classified as held for sale in our condensed consolidated balance sheet.
Our business is focused on healthcare related properties, including medical office and life science properties, senior living communities, wellness centers and other medical and healthcare related properties. We believe that the healthcare sector and many of our tenants and our manager provide essential services across the United States. Due to restrictions intended to prevent the spread of the virus that causes COVID-19, certain of our medical office and wellness center tenants, which include physician practices that had discontinued non-essential surgeries and procedures and fitness centers, that had been ordered closed by state executive orders experienced disruptions to their businesses. Our senior living community operators also experienced disruptions, including limitations on in-person tours and new admissions, and experienced challenges in attracting new residents to their communities in addition to experiencing increased expenses due to increased labor costs, including higher health benefits costs, and increased costs and consumption of supplies, including personal protective equipment. There will be lasting impacts of the COVID-19 pandemic, even as states and municipalities have eased and may further ease restrictions. Our tenants and their businesses may become increasingly negatively impacted, which may result in our tenants seeking assistance from us regarding their rent obligations owed to us, their being unable or unwilling to pay us rent, their ceasing to pay us rent and their ceasing to continue as going concerns.
We are closely monitoring the impacts of the COVID-19 pandemic on all aspects of our business.
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
Throughout the first quarter, Five Star coordinated multiple COVID-19 vaccination clinics at our SHOP communities for residents and staff. At the conclusion of the vaccination clinics, over 96% of residents had received a vaccine. All of our communities are now open to admissions.
We also believe that we, Five Star and our impacted tenants have and may continue to benefit from provisions of the CARES Act, signed into law in March 2020 and further supplemented by the Consolidated Appropriations Act, 2021, or other federal or state relief programs allowing them to continue or resume business activity. During the three months ended March 31, 2021, we recognized $2.4 million in interest and other income in our condensed consolidated statement of comprehensive income (loss) related to funds received under the CARES Act.
We believe that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including senior living. In the first quarter of 2021, following the holiday season, the reopening of economies and the easing of restrictions, the United States experienced peak numbers of COVID-19 infections. In some cases, certain states and municipalities again required the closure of certain business activities and imposed certain other restrictions. It is unclear whether the increases in the number of COVID-19 infections will continue or amplify in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, or our manager's and other operators' and tenants' businesses. As a result of these uncertainties, we are unable to determine what the ultimate impacts will be on our, our tenants', our operators' and other stakeholders' businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic and its aftermath on us and our business, see Part I, Item 1, “Business—COVID-19 Pandemic” and Part I, Item 1A, “Risk Factors” in our Annual Report.

2021 Amendments to our Management Arrangements with Five Star

On April 9, 2021, we announced that we have agreed to amend our management arrangements with Five Star. The principal changes to the management arrangements will include:
•that Five Star will cooperate with us in transitioning 108 of our senior living communities with approximately 7,500 living units to other third party operators without our payment of any termination fee to Five Star, and that we will no longer have the right to sell up to an additional $682 million of senior living communities currently managed by Five Star and terminate Five Star’s management of those communities without our payment of a fee to Five Star upon sale;
•that Five Star will continue to manage 120 of our senior living communities, with approximately 18,000 living units, for our account, and that the skilled nursing units in all of our continuing care retirement communities that Five Star will continue to manage for our account, which currently includes approximately 1,500 living units, will be closed and repositioned;
•that our performance termination rights pursuant to our existing management agreements with Five Star will be amended for the senior living communities that Five Star will continue to manage for our account, such that, commencing in 2025, we can terminate up to 10% of the senior living communities managed by Five Star for our account, based on total revenues, per year without our payment of any termination fee to Five Star for failure to meet 80% of a target EBITDA in prior years;
•that the incentive fee calculation included in our existing management agreements with Five Star will be amended for the senior living communities that Five Star will continue to manage for our account such that there will no longer be a cap placed on any incentive fee earned by Five Star in any calendar year and that any senior living communities that are undergoing a major renovation or repositioning will be excluded from the calculation;
•that RMR LLC will assume control of any major renovation or repositioning activities at the senior living communities that Five Star will continue to manage for our account; and
•that the term of our existing management agreements with Five Star will be extended by two years to December 31, 2036.
We expect that the transition of the management of the 108 senior living communities to other third party operators will be completed before year end 2021. We also expect to incur costs related to retention, temporary labor and other transition costs for these communities, which costs may be significant.
The following table presents a pro forma breakout of communities that Five Star will continue to manage and communities that will transition to other third party operators (dollars in thousands):

	As of and For the Three Months Ended March 31, 2021
	Five Star Retained Communities	Operator Transition Communities	Total
Communities (1)	120	108	228
Number of units (2)	17,906	7,525	25,431
Occupancy	71.0%	65.6%	69.5%
Residents fees and services	$185,317	$74,470	$259,787
NOI (3)	$10,541	$(6,169)	$4,372
(1)Excludes seven closed senior living communities.
(2)Excludes 1,532 skilled nursing facility units that are scheduled for closure and/or repositioning.
(3)Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”
See Notes 9 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our management arrangements with Five Star.

PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

(As of March 31, 2021)	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q1 2021 Revenues(3)	% of Q1 2021 Revenues	Q1 2021 NOI (3)(4)	% of Q1 2021 NOI
Office Portfolio (5)	122	11,190,286	sq. ft.	$3,771,963	45.7%	$337	$93,323	25.7%	$62,030	82.3%
SHOP	235	26,963	units	4,049,693	49.1%	$150,194	259,966	71.7%	3,868	5.1%
Other triple net leased senior living communities	29	2,366	units	249,328	3.0%	$105,380	6,179	1.7%	6,179	8.3%
Wellness centers	10	812,000	sq. ft.	178,110	2.2%	$219	3,256	0.9%	3,256	4.3%
Total	396			$8,249,094	100.0%		$362,724	100.0%	$75,333	100.0%

	Occupancy
	As of and For the Three Months Ended March 31,
	2021	2020
Office Portfolio (6)	92.3%	92.6%
SHOP	69.5%	82.7%
Other triple net leased senior living communities (7)(8)	76.4%	87.3%
Wellness centers	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any. Amounts include $66,988 of gross book value of four properties classified as held for sale as of March 31, 2021, which amounts are included in assets of properties held for sale in our condensed consolidated balance sheet.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at March 31, 2021.
(3)Includes $370 of revenues and $374 of NOI from properties that we sold and $2,460 of revenues and $2,226 of NOI from properties classified as held for sale in our condensed consolidated balance sheet as of March 31, 2021.
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
(6)Medical office and life science property occupancy data is as of March 31, 2021 and 2020 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(7)Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale and data for which there was a transfer of operations during the periods presented.
(8)Operating data for other triple net leased senior living communities leased to third party operators and wellness centers are presented based upon the operating results provided by our tenants for the three months ended December 31, 2020 and 2019, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.
During the three months ended March 31, 2021, we entered into lease renewals for 60,420 square feet and new leases for 152,171 square feet at our medical office and life science properties. The weighted average annual rental rate for leases entered during the quarter was $57.89 per square foot, which was 18.68% higher than the previous weighted average annual rental rate for the same space. Weighted (by annualized rental income) average lease term for leases entered during the first quarter of 2021 was 10.6 years. Commitments for tenant improvements, leasing commission costs and concessions for leases entered during the first quarter of 2021 totaled $32.8 million, or $154.32 per square foot on average (approximately $14.57 per square foot per year of the lease term).
Lease Expiration Schedules
As of March 31, 2021, lease expirations at our medical office and life science properties in our Office Portfolio segment are as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2021	106	857,215	8.3%	8.3%	$29,309	7.8%	7.8%
2022	107	1,298,524	12.6%	20.9%	35,378	9.4%	17.2%
2023	58	1,023,841	9.9%	30.8%	20,467	5.4%	22.6%
2024	79	1,814,693	17.6%	48.4%	49,727	13.2%	35.8%
2025	78	931,432	9.0%	57.4%	25,135	6.7%	42.5%
2026	57	744,787	7.2%	64.6%	23,529	6.3%	48.8%
2027	32	513,539	5.0%	69.6%	13,515	3.6%	52.4%
2028	26	1,560,437	15.1%	84.7%	117,186	31.2%	83.6%
2029	26	237,139	2.3%	87.0%	10,367	2.8%	86.4%
2030 and thereafter	51	1,348,782	13.0%	100.0%	50,997	13.6%	100.0%
Total	620	10,330,389	100.0%		$375,610	100.0%

Weighted average remaining lease term (in years)		5.0			5.9
(1)Annualized rental income is based on rents pursuant to existing leases as of March 31, 2021, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties. Annualized rental income also includes 100% of rental income as reported under GAAP from the life science property owned in a joint venture arrangement in which we own a 55% equity interest.
Lease expiration data for our other triple net leased senior living communities leased to third party operators and wellness centers has not been provided because there were no changes to the lease expiration schedules from those reported in our Annual Report, except for the renewal of leases with the tenant of six of our wellness centers for a five year term expiring in 2028.

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
We also report “non-segment” operations, which consists of triple net leased senior living communities that are leased to operators from which we receive rents, and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
The following table summarizes the results of operations of each of our segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Revenues:
Office Portfolio	$93,323	$98,770
SHOP	259,966	331,969
Non-Segment	9,435	11,728
Total revenues	$362,724	$442,467

Net income (loss) attributable to common shareholders:
Office Portfolio	$22,709	$22,759
SHOP	(25,414)	9,468
Non-Segment	(64,800)	(22,492)
Net income (loss) attributable to common shareholders	$(67,505)	$9,735
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended March 31, 2021 to the three months ended March 31, 2020. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
NOI by segment:
Office Portfolio	$62,030	$66,064	$(4,034)	(6.1)%
SHOP	3,868	48,090	(44,222)	(92.0)%
Non-Segment	9,435	11,728	(2,293)	(19.6)%
Total NOI	75,333	125,882	(50,549)	(40.2)%

Depreciation and amortization	66,153	68,430	(2,277)	(3.3)%
General and administrative	7,542	8,832	(1,290)	(14.6)%
Acquisition and certain other transaction related costs	—	663	(663)	(100.0)%
Impairment of assets	(174)	11,234	(11,408)	(101.5)%
(Loss) gain on sale of properties	(122)	2,782	(2,904)	(104.4)%
Losses on equity securities, net	(8,339)	(9,943)	1,604	(16.1)%
Interest and other income	2,835	138	2,697	nm
Interest expense	(60,091)	(41,650)	(18,441)	44.3%
Gain on lease termination	—	22,896	(22,896)	(100.0)%
Loss on early extinguishment of debt	(2,040)	(246)	(1,794)	nm
(Loss) income from continuing operations before income tax (expense) benefit	(65,945)	10,700	(76,645)	nm
Income tax (expense) benefit	(238)	443	(681)	(153.7)%
Net (loss) income	(66,183)	11,143	(77,326)	nm
Net income attributable to noncontrolling interest	(1,322)	(1,408)	86	(6.1)%
Net (loss) income attributable to common shareholders	$(67,505)	$9,735	$(77,240)	nm
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of March 31,		As of March 31,
	2021	2020	2021	2020
Total buildings	113	113	122	130
Total square feet (2)	10,604	10,599	11,190	11,718
Occupancy (3)	93.6%	93.7%	92.3%	92.6%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2020, including the life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.
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

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Rental income	$90,613	$92,732	$(2,119)	(2.3)%	$2,710	$6,038	$93,323	$98,770	$(5,447)	(5.5)%
Property operating expenses	(30,492)	(30,873)	(381)	(1.2)%	(801)	(1,833)	(31,293)	(32,706)	(1,413)	(4.3)%
NOI	$60,121	$61,859	$(1,738)	(2.8)%	$1,909	$4,205	$62,030	$66,064	$(4,034)	(6.1)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2020, including the life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.
Rental income. Rental income decreased primarily due to our disposition of 16 properties since January 1, 2020, assets being taken out of service and/or undergoing redevelopment and a decrease in rental income at our comparable properties. Rental income decreased at our comparable properties primarily due to reduced parking revenue at certain of our comparable properties related to the COVID-19 pandemic and decreases in tax escalation income and other property operating expense reimbursements at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses is primarily due to our disposition of 16 properties since January 1, 2020 and a decrease in property operating expenses at our comparable properties. Property operating expenses at our comparable properties decreased primarily due to decreases in real estate taxes and utility expenses, partially offset by increases in landscaping expenses and other direct costs at certain of our comparable properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Total properties	228	228	235	244
Number of units	26,963	26,963	26,963	28,960
Occupancy	69.5%	83.5%	69.5%	82.7%
Average monthly rate (2)	$4,620	$4,560	$4,623	$4,571
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2020; excludes communities classified as held for sale or closed, if any.
(2)Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Residents fees and services	$259,787	$312,301	$(52,514)	(16.8)%	$179	$19,668	$259,966	$331,969	$(72,003)	(21.7)%
Property operating expenses	(255,415)	(261,961)	(6,546)	(2.5)%	(683)	(21,918)	(256,098)	(283,879)	(27,781)	(9.8)%
NOI	$4,372	$50,340	$(45,968)	(91.3)%	$(504)	$(2,250)	$3,868	$48,090	$(44,222)	(92.0)%
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2020; excludes communities classified as held for sale or closed, if any.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services decreased primarily due to our disposition of nine properties since January 1, 2020 and decreases in occupancy primarily due to the impact of the COVID-19 pandemic at both comparable and non-comparable properties for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, partially offset by increases in average monthly rates at both comparable and non-comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses decreased primarily due to our disposition of nine properties since January 1, 2020 and a decrease in property operating expenses at our comparable properties. Property operating expenses at our comparable properties decreased primarily due to decreases in costs associated with staffing and dietary expenses primarily due to the impact of the COVID-19 pandemic, partially offset by increased property operating expenses at certain of our comparable properties related to the February 2021 winter storms, which impacted Texas and certain other states.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Three Months Ended March 31,				As of and For the Three Months Ended March 31,
	2021		2020		2021		2020
Total properties:
Other triple net leased senior living communities	29		29		29		32
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.48	x	1.69	x	1.48	x	1.69	x
Wellness centers (3) (4)	0.91	x	1.82	x	0.91	x	1.82	x
(1)Non-segment operations consists of all of our other operations, including certain senior living communities leased to third party operators and wellness centers, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2020; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended December 31, 2020 and 2019 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale during the periods presented.
(4)Wellness centers' rent coverage does not include the impacts of lease amendments that we entered into during the first quarter of 2021 with Starmark Holdings, LLC.

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Rental income	$9,435	$10,768	$(1,333)	(12.4)%	$—	$960	$9,435	$11,728	$(2,293)	(19.6)%
NOI	$9,435	$10,768	$(1,333)	(12.4)%	$—	$960	$9,435	$11,728	$(2,293)	(19.6)%
(1)Consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2020; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the sale of three senior living communities leased to private operators since January 1, 2020 and a decrease in rental income at our comparable properties, partially offset by increased rents resulting from our purchase of improvements at our comparable properties since January 1, 2020. Rental income decreased at our comparable properties primarily due to lease renewals with tenants of our wellness centers at lower average rental rates. As a result of the COVID-19 pandemic, many of our wellness centers had been ordered closed by state or local executive orders. In February 2021, we entered into lease renewals with the tenant of six of our wellness centers for a five year term at lower cash rental rates until deferred rents become due. We have elected to recognize rental income from this tenant as rent payments are received. In October 2020, the lease for our other four wellness centers was renewed for a 12 year term at a lower average rental rate.

Net operating income. The change in NOI reflects the net changes in rental income described above.
Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to our disposition of 28 properties, certain depreciable leasing related assets becoming fully depreciated and certain of our acquired resident agreements becoming fully amortized since January 1, 2020, partially offset by the purchase of capital improvements at certain of our properties since January 1, 2020.
General and administrative expense. General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in our base business management fees expense as a result of lower trading prices for our common shares during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Acquisition and certain other transaction related costs. Acquisition and certain other transaction related costs primarily represent costs incurred in connection with the 2020 restructuring of our business arrangements with Five Star, or the Restructuring Transaction. For information regarding the Restructuring Transaction, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impairment of assets. For further information about our asset impairment charges, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
(Loss) gain on sale of properties. (Loss) gain on sale of properties is the net result of our sale of certain of our properties during the three months ended March 31, 2021 and 2020. For further information regarding (loss) gain on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Losses on equity securities, net. Losses on equity securities, net, represent the net unrealized losses to adjust our investment in Five Star to its fair value. For further information regarding our investment in Five Star, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The increase in interest and other income is primarily due to $2,433 of funds we received from the U.S. government pursuant to the CARES Act during the three months ended March 31, 2021.
Interest expense. Interest expense increased primarily due to our issuance in June 2020 of $1,000,000 aggregate principal amount of our 9.75% senior notes due in 2025 and our issuance in February 2021 of $500,000 aggregate principal amount of our 4.375% senior notes due in 2031. This increase was partially offset by a decrease in average borrowings under our revolving credit facility, our redemption in April 2020 of all $200,000 of our 6.75% senior notes due 2020, our prepayment in June 2020 of our $250,000 term loan and our prepayment in February 2021 of our $200,000 term loan.
Gain on lease termination. Gain on lease termination represents the gain recognized in connection with the Restructuring Transaction. For information regarding the Restructuring Transaction, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt in connection with the amendments to our credit and term loan agreements and our prepayment of our $200,000 term loan during the three months ended March 31, 2021. We recorded a loss on early extinguishment of debt in connection with our prepayment of a mortgage debt during the three months ended March 31, 2020.
Income tax (expense) benefit. Income tax (expense) benefit is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the Securities and Exchange Commission, or SEC, including funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, and NOI for the three months ended March 31, 2021 and 2020. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss) attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, loss on impairment of real estate assets and gains or losses on equity securities, net, if any, including adjustments to reflect our proportionate share of FFO of our equity method investment in Five Star, plus real estate depreciation and amortization and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended March 31, 2021 and 2020 and reconciliations of net income (loss) attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income (loss) attributable to common shareholders per share for these periods.

	Three Months Ended March 31,
	2021	2020
Net (loss) income attributable to common shareholders	$(67,505)	$9,735
Depreciation and amortization	66,153	68,430
Loss (gain) on sale of properties	122	(2,782)
Impairment of assets	(174)	11,234
Losses on equity securities, net	8,339	9,943
FFO adjustments attributable to noncontrolling interest	(5,273)	(5,275)
Adjustments to reflect our share of FFO attributable to an equity method investment	2,036	(4,415)
FFO attributable to common shareholders	3,698	86,870

Acquisition and certain other transaction related costs	—	663
Gain on lease termination	—	(22,896)
Loss on early extinguishment of debt	2,040	246
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	85	8,134
Normalized FFO attributable to common shareholders	$5,823	$73,017

Weighted average common shares outstanding (basic)	237,834	237,669
Weighted average common shares outstanding (diluted)	237,834	237,669

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders	$(0.28)	$0.04
FFO attributable to common shareholders	$0.02	$0.37
Normalized FFO attributable to common shareholders	$0.02	$0.31
Distributions declared	$0.01	$0.15
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
	2021	2020
Reconciliation of Net Income (Loss) to NOI:
Net (loss) income	$(66,183)	$11,143

Income tax expense (benefit)	238	(443)
(Loss) income from continuing operations before income tax (expense) benefit	(65,945)	10,700
Loss on early extinguishment of debt	2,040	246
Gain on lease termination	—	(22,896)
Interest expense	60,091	41,650
Interest and other income	(2,835)	(138)
Losses on equity securities, net	8,339	9,943
Loss (gain) on sale of properties	122	(2,782)
Impairment of assets	(174)	11,234
Acquisition and certain other transaction related costs	—	663
General and administrative	7,542	8,832
Depreciation and amortization	66,153	68,430
Total NOI	$75,333	$125,882

Office Portfolio NOI	$62,030	$66,064
SHOP NOI	3,868	48,090
Non-Segment NOI	9,435	11,728
Total NOI	$75,333	$125,882

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
•our ability to control operating expenses and capital expenses at our properties, including increased operating expenses in response to the COVID-19 pandemic; and
•each manager's ability to operate our managed senior living communities during the COVID-19 pandemic and generally so as to maintain or increase our returns or, during the COVID-19 pandemic and its resulting economic downturn, to reduce the extent of the declines in our returns.

We continue to carefully monitor the developments of the COVID-19 pandemic and its resulting economic downturn and their impact on our tenants, operators and other stakeholders, including at our senior living communities.
In response to the operating challenges and uncertain economic challenges as a result of the COVID-19 pandemic, in February 2021, we issued $500.0 million aggregate principal amount of 4.375% senior notes due 2031. We used net proceeds from this offering to prepay in full our $200.0 million term loan and will use the remaining net proceeds to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when these notes become redeemable with no prepayment premium. In April 2021, we delivered a notice of redemption to U.S. Bank National Association, as trustee, with respect to these senior notes for a redemption price equal to the principal amount plus accrued and unpaid interest. In addition, on March 31, 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainty resulting from the COVID-19 pandemic. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. We may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. We expect the ratio of consolidated income available for debt service to debt service could fall below the 1.5x requirement under our revolving credit facility and our public debt covenants in 2021 as the continued effects of the COVID-19 pandemic adversely impact our operations. We will not be allowed to incur additional debt while this ratio is below 1.5x. For additional responses and measures taken relating to the COVID-19 pandemic, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report and Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2021, we sold one property for a sales price of $9.0 million, excluding closing costs. In April 2021, we sold four properties for a sales price of $95.5 million, excluding closing costs. The impacts of the COVID-19 pandemic and the resulting economic conditions are likely to cause any future property sales to be delayed or occur over a protracted period of time or not at all. The measures noted above may not sufficiently offset the decrease in cash flows from operations and capital investments we make during the COVID-19 pandemic, which may negatively impact our liquidity.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents and restricted cash at beginning of period	$90,849	$52,224
Net cash provided by (used in):
Operating activities	34,822	56,312
Investing activities	(35,303)	(26,641)
Financing activities	1,079,637	3,341
Cash and cash equivalents and restricted cash at end of period	$1,170,005	$85,236
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from certain of our senior living community tenants monthly, quarterly or annually.
The decrease in cash provided by operating activities for the three months ended March 31, 2021 compared to the prior period was primarily due to the impact of the COVID-19 pandemic on the senior living communities in our SHOP segment, along with reduced NOI as a result of dispositions of properties during 2020 and 2021.
As noted elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, the COVID-19 pandemic has had a substantial adverse impact on our industry. Depending on the duration and severity of this pandemic and the resulting economic downturn, our tenants' and operators' businesses may become significantly adversely impacted, which may result in their failing to pay rent to us or to renew their leases upon expiration, which would result in our realizing decreased returns from our senior living communities. As of May 3, 2021, we granted requests for certain of our tenants to defer rent payments totaling $1.9 million. As of March 31, 2021, we recognized an increase in our accounts receivable balance related to these deferred rent payments of $0.9 million. These tenants are obligated to pay, in most cases, the deferred rents in 12 equal monthly installments, which payments have commenced. For the three months ended March 31, 2021, we collected approximately 99% of our contractual rents due from tenants in our Office Portfolio segment. While these deferred amounts have not negatively impacted our results of operations, the deferred rents have temporarily reduced our operating cash flows. We are handling requests from our tenants for relief on an individual basis. As it relates to our SHOP segment, we have also deferred approximately $22.2 million of payroll taxes as allowed under the CARES Act. These deferred payroll taxes were included in other liabilities in our condensed consolidated balance sheet as of March 31, 2021 and we expect to pay these deferred taxes in the second half of 2021. We also believe that, other than in our SHOP segment, overall tenant retention levels may increase as a result of the COVID-19 pandemic.
Our Investing Liquidity and Resources
The increase in cash used in investing activities for the three months ended March 31, 2021 compared to the prior year period was primarily due to less proceeds from the sale of real estate properties in the 2021 period compared to the 2020 period and an increase in real estate improvements in the 2021 period compared to the 2020 period.
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Office Portfolio segment capital expenditures:
Lease related costs (1)	$8,358	$4,964
Building improvements (2)	2,176	2,665
SHOP segment fixed assets and capital improvements	22,530	12,918
Recurring capital expenditures	$33,064	$20,547

Development, redevelopment and other activities - Office Portfolio segment (3)	$12,718	$8,214
Development, redevelopment and other activities - SHOP segment (3)	6,092	8,429
Total development, redevelopment and other activities	$18,810	$16,643
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
During the three months ended March 31, 2021, we invested $0.2 million in revenue producing capital improvements at certain of our triple net leased senior living communities leased to private operators, and, as a result, annual rent payable to us increased by approximately $0.01 million pursuant to the terms of the applicable leases. We used cash on hand to fund these purchases. These capital improvement amounts are not included in the table above.
During the three months ended March 31, 2021, commitments made for expenditures in connection with leasing space in our medical office and life science properties, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	152	60	212
Total leasing costs and concession commitments (1)	$32,250	$558	$32,808
Total leasing costs and concession commitments per square foot (1)	$211.93	$9.24	$154.32
Weighted average lease term (years) (2)	11.0	8.7	10.6
Total leasing costs and concession commitments per square foot per year (1)	$19.31	$1.06	$14.57
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)Weighted based on annualized rental income pursuant to existing leases as of March 31, 2021, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.
We plan to continue investing capital in our senior living communities to better position these communities in their respective markets in order to increase our returns in future years. Our ability to make capital investments is currently limited pursuant to our credit agreement through the Amendment Period.
As of March 31, 2021, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our medical office and life science properties of approximately $38.6 million, of which we expect to spend approximately $36.4 million during the next 12 months. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand and proceeds from the disposition of certain properties.
We are currently in the process of redeveloping two properties in our Office Portfolio located in Tempe, AZ and Lexington, MA. These redevelopment projects may require significant capital expenditures and time to complete. Physical improvements at our redevelopment in San Diego, CA have been substantially completed and we expect to incur additional leasing costs in 2021 to lease the available space. During the three months ended March 31, 2021, we entered into two leases with a weighted (by annualized rental income) average lease term of approximately 12 years at a weighted average rental rate that is approximately 20% higher than the prior rental rate for the same space at this San Diego, CA property. As of May 3, 2021, we have executed new leases and received a letter of intent for an aggregate 83% of the square footage at this property. We have continued to progress on our redevelopments during 2021 and continue to assess opportunities to redevelop other properties in our portfolio.
In April 2021, we entered into an agreement to acquire a property which is adjacent to one of our existing properties located in Silver Springs, Maryland for a purchase price of $19.6 million, excluding acquisition related costs. This acquisition is expected to close during the third quarter of 2021. However, this acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition, that this acquisition will not be delayed or that the terms will not change.
As noted above, our ability to make capital investments is currently limited pursuant to our credit agreement through the Amendment Period. For further information regarding our acquisitions and dispositions, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Financing Liquidity and Resources
The increase in cash provided by financing activities for the three months ended March 31, 2021 compared to the prior period was primarily due to increased net borrowings under our revolving credit facility, net proceeds from our issuance in February 2021 of $500.0 million aggregate principal amount of our 4.75% senior notes, and a reduction in distributions paid to our shareholders in the 2021 period, partially offset by our prepayment in February 2021 of our $200.0 million term loan.
As of March 31, 2021, we had $843.2 million of cash and cash equivalents and were fully drawn under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures and other general business purposes.
In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a revolving credit facility. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have two, one year options to extend the maturity date of the facility to January 2024. Our revolving credit facility generally provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. At March 31, 2021, our revolving credit facility required interest to be paid on borrowings at the annual rate of 2.9%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. On March 31, 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainty resulting from the COVID-19 pandemic. As of March 31, 2021 and May 3, 2021, we were fully drawn under our revolving credit facility.

In January 2021, we amended our credit and term loan agreements in order to provide us with certain flexibility in light of the uncertainties related to the COVID-19 pandemic. Pursuant to the amendments:
•certain of the financial covenants under our credit and term loan agreements, including covenants that require us to maintain certain financial ratios, have been waived through the Amendment Period;
•the revolving credit facility commitments have been reduced from $1.0 billion to $800.0 million;
•we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit and term loan agreements and agreed to provide first mortgage liens on 62 medical office and life science properties with an aggregate gross book value of real estate assets of $1.0 billion as of March 31, 2021 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things;
•we have the ability to fund $350.0 million of capital expenditures per year and we are restricted in our ability to acquire real property as defined in our credit agreement;
•the interest rate premium over LIBOR under our revolving credit facility and term loan increased by 30 basis points;
•certain covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions), and the minimum liquidity requirement of $200.0 million will remain in place during the Amendment Period; and
•we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, and debt financings to the repayment of our $300.0 million senior notes due in 2021, or maintain sufficient cash for such payment of these senior notes until they can be paid at par, our $200.0 million term loan and any amounts outstanding under our revolving credit facility. In February 2021, we prepaid in full our $200.0 million term loan using proceeds from our February 2021 issuance of $500.0 million aggregate principal amount of 4.375% senior notes due 2031. We will use the remaining net proceeds from this offering and cash on hand to redeem all of our outstanding 6.75% senior notes due 2021 in June 2021, when these notes become redeemable with no prepayment premium. In April 2021, we delivered a notice of redemption to U.S. Bank National Association, as trustee, with respect to these senior notes for a redemption price equal to the principal amount plus accrued and unpaid interest.
Generally, when significant amounts are outstanding under our revolving credit facility, or as the maturities of our indebtedness approach, we intend to explore refinancing alternatives. Such alternatives may include incurring additional debt, selling certain properties and issuing new equity securities. In addition, we may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also assume debt in connection with our acquisitions of properties or place new debt on properties we own.
During the three months ended March 31, 2021, we paid a quarterly cash distribution to our shareholders totaling approximately $2.4 million using existing cash balances. On April 15, 2021, we declared a quarterly distribution payable to common shareholders of record on April 26, 2021 in the amount of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about May 20, 2021 using cash on hand. For further information regarding the distribution we paid during 2021, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In February 2021, we issued $500.0 million aggregate principal amount of our 4.375% senior notes due 2031 in an underwritten public offering. These notes are guaranteed by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. We used the net proceeds from this offering to prepay in full our $200.0 million term loan which was scheduled to mature in September 2022. We will use the remaining net proceeds and cash on hand to redeem all $300.0 million of our outstanding 6.75% senior notes due 2021 in June 2021, when these notes become redeemable with no prepayment premium. In April 2021, we delivered a notice of redemption to U.S. Bank National Association, as trustee, with respect to these senior notes for a redemption price equal to the principal amount plus accrued and unpaid interest.
In February 2021, Moody's Investors Service downgraded our senior unsecured debt rating from Ba2 to B1 and our 9.75% senior notes due 2025 rating from Ba1 to Ba3 and assigned a Ba3 rating to our 4.375% senior notes due 2031, and Standard & Poor's Ratings Services downgraded our senior unsecured debt rating from BB to BB- and our 9.75% senior notes due 2025 rating from BB+ to BB and assigned a BB rating to our 4.375% senior notes due 2031.
For further information regarding our outstanding debt, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Except for the limitations in the amendments to our credit agreement described above, our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval. Further, such plans may continue to be impacted by the scope and duration of the COVID-19 pandemic.
Debt Covenants
Our principal debt obligations at March 31, 2021 were: (1) outstanding borrowings under our $800.0 million revolving credit facility; (2) $3.2 billion outstanding principal amount of senior unsecured notes; and (3) $684.0 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by seven properties. For further information regarding our indebtedness, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of March 31, 2021, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. We expect our ratio of consolidated income available for debt service to debt service could fall below the 1.5x requirement under our revolving credit facility and our public debt covenants in 2021 as the continued effects of the COVID-19 pandemic adversely impact our operations. We will not be allowed to incur additional debt while this ratio is below 1.5x, and as a result, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainty resulting from the COVID-19 pandemic. The proceeds from this borrowing may be used for general business purposes. Further, if we believe we would not be able to satisfy our financial or other covenants, we would seek waivers, amendments, or in the case of our public debt covenants, draw upon any undrawn amounts if again available from our revolving credit facility prior to any covenant violation, consistent with our previous approach in March 2021, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We can provide no assurance that we would be able to obtain these waivers or amendments or repay the related debt facilities when due, which would lead to an event of default or potential acceleration of amounts due on our outstanding debt.
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
Our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $20.0 million ($50.0 million or more in the case of our senior unsecured notes indentures and supplements entered in February 2016, February 2018, June 2020 and February 2021). Similarly, our credit agreement has cross default provisions to other indebtedness that is recourse of $25.0 million or more and indebtedness that is non-recourse of $75.0 million or more.
The loan agreements governing the aggregate $620.0 million secured debt financing on the property owned by our joint venture contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.
Supplemental Guarantor Information
In March 2020, the SEC released Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities, or Release 33-10762. Release 33-10762 amended the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities if certain conditions are met.
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of March 31, 2021, all $1.0 billion of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.65 billion of senior unsecured notes do not have the benefit of any guarantees as of March 31, 2021.
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

The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

	March 31, 2021	December 31, 2020
Real estate properties, net	$4,155,440	$4,155,400
Other assets, net	1,387,832	291,148
Total assets	$5,543,272	$4,446,548

Indebtedness, net	$3,908,843	$2,815,049
Other liabilities	301,474	250,756
Total liabilities	$4,210,317	$3,065,805

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues	$297,735	$357,861
Expenses	316,380	330,162
(Loss) income from continuing operations	(80,085)	5,318
Net (loss) income	(80,324)	5,761
Net (loss) income attributable to DHC	(80,324)	5,761
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., Five Star and others related to them. For further information about these and other such relationships and related person transactions, see Notes 9, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Impact of Government Reimbursement
For the three months ended March 31, 2021, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants and manager operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
Under the CARES Act, HHS established a Provider Relief Fund as noted elsewhere in this Quarterly Report on Form 10-Q. We have recognized $2,433 as other income with respect to our SHOP segment for the three months ended March 31, 2021.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2020. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Although we have no present plans to do so, we may in the future enter into hedge arrangements or derivative contracts from time to time to mitigate our exposure to changes in interest rates.
Fixed Rate Debt
At March 31, 2021, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes (2)	$300,000	6.750%	$20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.750%	11,875	2024	Semi-Annually
Senior unsecured notes	1,000,000	9.750%	97,500	2025	Semi-Annually
Senior unsecured notes	500,000	4.750%	23,750	2028	Semi-Annually
Senior unsecured notes	500,000	4.375%	21,875	2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2046	Quarterly
Mortgage note	11,663	6.280%	732	2022	Monthly
Mortgage note	10,664	4.850%	517	2022	Monthly
Mortgage note	15,717	5.750%	904	2022	Monthly
Mortgage note	15,534	6.640%	1,031	2023	Monthly
Mortgage notes (3)	620,000	3.530%	21,886	2026	Monthly
Mortgage note	10,412	4.444%	463	2043	Monthly
	$3,833,990		$236,096
(1)The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts. This table does not include obligations under finance leases.
(2)In April 2021, we delivered a notice of redemption to redeem all $300,000 of our outstanding 6.75% senior notes due 2021 in June 2021, when these notes become redeemable with no prepayment premium.
(3)The life science property encumbered by these mortgages is owned in a joint venture arrangement in which we own a 55% equity interest. The principal amounts listed in the table for these debts have not been adjusted to reflect the equity interest in the joint venture that we do not own.
No principal repayments are due under our unsecured notes until maturity. Our mortgage notes generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $38.3 million.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2021, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $32.5 million.
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
Floating Rate Debt
At March 31, 2021, our floating rate debt obligations consisted of $800.0 million outstanding under our revolving credit facility. Our revolving credit facility matures in January 2022, and, subject to the payment of an extension fee and meeting other conditions, we have two, one year options to extend the maturity date of the facility to January 2024. Generally, no principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and interest is required to be paid at the rate of LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR, and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2021 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2021	2.85%	$800,000	$22,800	$0.10
One percentage point increase	3.85%	$800,000	$30,800	$0.13
(1)Interest rate under our revolving credit facility as of March 31, 2021.
(2)Based on weighted average number of shares outstanding (basic and diluted) for the three months ended March 31, 2021.
The foregoing table shows the impact of an immediate increase in floating interest rates. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the amount of our borrowings outstanding under our revolving credit facility or other floating rate debt.
LIBOR Phase Out

LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR. Interest we may pay on any future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our credit facility agreement would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreement would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our tenants' and operators' businesses, including the ability of our tenants and senior living community residents to pay rent to us,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•The ability of Five Star, the manager of our managed senior living communities, to minimize the negative impact from the COVID-19 pandemic on our senior living communities and to manage them profitably and increase our returns,
•Our belief that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including the senior living industry,
•Our belief that the healthcare sector and many of our tenants and our manager provide essential services across the United States and the implication that our and our tenants' and managers' businesses will remain open to provide such essential services,
•Our ability to maintain and increase occupancy, revenues and NOI at our properties, or to limit their decline during the COVID-19 pandemic and economic downturn,
•Our expectation that we will transition 108 of our senior living communities that are currently being managed by Five Star to new operators by the end of 2021,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Our ability to retain our existing tenants, attract new tenants and maintain or increase current rental rates on terms as favorable to us as our prior leases,
•The credit qualities of our tenants,
•Our ability to compete for tenancies and acquisitions effectively,
•The expectation that, other than in our SHOP segment, overall tenant retention levels may increase as a result of the COVID-19 pandemic,
•Our application for additional funds under the CARES Act Provider Relief Fund may be denied and we may not receive any additional funding,
•Our expectation that our redevelopment projects will be completed by the estimated completion dates,
•Our acquisitions and sales of properties,
•Our closures of senior living communities,
•Our ability to raise debt or equity capital,
•Our ability to complete dispositions,
•The future availability of borrowings under our revolving credit facility,

•Our policies and plans regarding investments, financings and dispositions,
•Whether we may contribute additional properties to our joint venture and receive proceeds from the other investors in the joint venture in connection with those contributions,
•Our ability to pay interest on and principal of our debt,
•Our ability to appropriately balance our use of debt and equity capital,
•Our credit ratings,
•Our expectation that we benefit from our relationships with RMR LLC,
•Our qualification for taxation as a REIT, and
•Other matters.
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
For example:
•If the severity of the COVID-19 pandemic continues for an extended period or if business activity and the economy fail to sufficiently improve if and when the substantial adverse impacts of the COVID-19 pandemic abate, we may realize sustained losses and liquidity challenges. Further, we may incur increased operating expenses, particularly at our senior living communities, for supplies and personnel to address the current COVID-19 pandemic and we may be prevented from accepting additional residents at certain of our senior living communities if we become restricted from doing so due to the COVID-19 pandemic. In addition, under the current economic conditions, our tenants and operators may not be able to profitably operate their businesses at our properties, our tenants may become unable or unwilling to pay rent owed to us, or the manager of our senior living communities may be unable to generate our minimum returns for sustained periods. Additionally, our ability to borrow under our credit facility is subject to us satisfying financial and other covenants, and if we default under our credit facility or other debt obligations due to the impacts of the COVID-19 pandemic or otherwise, we may be required to repay our outstanding borrowings and other debt. Further, although we have taken steps to enhance our ability to maintain sufficient liquidity, unanticipated events, such as emergencies in addition to, or as an expansion of, the current impacts of the COVID-19 pandemic, may require us to expend amounts not currently planned,

•This Quarterly Report on Form 10-Q states that, at the conclusion of the vaccination clinics at our SHOP communities, over 96% of residents had received a vaccine; however, this information includes residents that may have received only one of two required vaccine doses, and further, even though vaccinations have been administered, the senior living industry may not recover to pre-pandemic levels for an extended period of time or at all if market preferences and practices result in older adults utilizing less services of the type offered at our communities,
•Five Star, the manager of our managed senior living communities, has experienced significant operating and financial challenges, resulting from a number of factors, some of which are beyond Five Star's control, and which challenges directly impact our operating results from our managed senior living communities, including, but not limited to:
•The impacts of the COVID-19 pandemic,
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
•Although our Board of Trustees and Five Star’s board of directors, including our Independent Trustees and Five Star’s independent directors, have agreed in principal to the terms of the recently announced amendments to our management arrangements with Five Star described herein, definitive documentation for these amendments has not been entered into; therefore, the timing and terms thereof may be delayed or may change,
•We may be unable to identify new operators for the 108 senior living communities to be transitioned from Five Star to other third party operators that we believe are sufficiently qualified or we may be unable to reach agreement with any such operators on management terms before year end 2021 or at all, and any agreement we may reach with any such operators may not be on the terms we currently expect or desire, and may not be equal to or more favorable to us than the terms of our current management arrangements with Five Star,
•We own a significant number of Five Star common shares and we expect to own these shares for the foreseeable future. However, we may sell some or all of our Five Star common shares, or our ownership interest in Five Star may otherwise be diluted in the future,
•Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year, due to the operating challenges and uncertain economic challenges as a result of the COVID-19 pandemic. Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees will consider many factors when setting or resetting our distribution rate, including our historical and projected net income, Normalized FFO, our then current and expected needs and availability of cash to pay our obligations, distributions which we may be required to pay to satisfy our REIT distribution requirements, limitations in the agreements governing our debt and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution may change and may vary from our expectations. Accordingly, future distributions to our shareholders may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,

•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•We may be unable to repay our debt obligations when they become due,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Subject to limitations on acquisitions in agreements governing our debt, we plan to selectively sell certain properties from time to time to fund future acquisitions, and to strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. In addition, to reduce our leverage, we have sold properties and other assets and have identified additional properties to sell. We cannot be sure we will sell any of these properties or what the terms or timing of any such sales may be. In addition, in the case of our capital recycling program, we cannot be sure that we will acquire replacement properties that improve the quality of our portfolio or our ability to increase our distributions to shareholders, and, we may sell properties at prices that are less than expected and less than their carrying values and therefore incur losses,
•Contingencies in our acquisition and sale agreements that we may enter may not be satisfied and any acquisitions and sales pursuant to such agreements and any related management arrangements we may expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•The capital investments we are making at our senior living communities and our plan to invest additional capital into our senior living communities to better position them in their respective markets in order to increase our future returns may not be successful and may not achieve our expected results. Our senior living communities may not be competitive, despite these capital investments, or these capital investments may be delayed due to the COVID-19 pandemic,
•Our redevelopment projects may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects, and any letters of intent we entered and may enter into to lease our redevelopment projects may not materialize,
•We may spend more for capital expenditures than we currently expect,
•Our existing joint venture and any other joint ventures that we may enter may not be successful,
•Our tenants may experience losses and default on their rent obligations to us,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Our ability to grow our business and maintain or increase our distributions to shareholders depends in large part upon our ability to buy properties and arrange for their profitable operation or lease them for rents, less their property operating expenses, that exceed our capital costs. We are currently generally prohibited from making acquisitions pursuant to our credit agreement during the Amendment Period. In addition, even after these restrictions expire, we may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchase of any properties we do want to acquire. In addition, we may not realize the returns we expect on any properties we acquire,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Although we have obtained a waiver from compliance with certain financial covenants under our credit agreement through June 30, 2022, if our operating results and financial condition are further significantly and adversely impacted by current economic conditions or otherwise, we may fail to comply with the terms of the waiver and other requirements under our credit agreement, and we may also fail to satisfy certain financial requirements under the agreements governing our public debt. For example, we expect that our ratio of consolidated income available for debt service to debt service could fall below the 1.5x requirement under our credit agreement and our public debt covenants in 2021, and we cannot be certain how long this ratio would remain below 1.5x. We are currently fully drawn under our revolving credit facility and will be prohibited from incurring additional debt under our revolving credit facility or otherwise as a result of any non-compliance with the requirements of our credit agreement or the agreements governing our public debt, and we could also be required to repay our outstanding debt as a result of such non-compliance. We may therefore experience future liquidity constraints, as we will be prohibited from incurring additional debt under our credit agreement or otherwise for failure to comply with the requirements of our credit agreement or the agreements governing our public debt, and we will be limited to our cash on hand or be forced to raise additional sources of capital or take other measures to maintain adequate liquidity,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,
•We have options to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•The premiums used to determine the interest rate payable on our revolving credit facility and the facility fee payable on our revolving credit facility are based on our credit ratings, which are subject to change,
•For the three months ended March 31, 2021, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments,
•Circumstances that adversely affect the ability of seniors or their families to pay for our manager's and other operators' services, such as economic downturns, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,
•It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,
•Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes experience deficiencies in the operation of our senior living communities and some of our communities may be prohibited from admitting new residents or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to obtain licenses for or attract residents to our other communities,
•We believe that our relationships with our related parties, including Five Star and RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.
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

4.10
Supplemental Indenture, dated as of March 5, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 9.750% Senior Notes due 2025. (Filed herewith.)

4.11
Fourth Supplemental Indenture, dated as of February 8, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 4.375% Senior Notes due 2031, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.)

4.12
Supplemental Indenture, dated as of March 5, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 4.375% Senior Notes due 2025. (Filed herewith.)

4.13
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 8, 2015.)

10.1	Pledged Interest Release Request Letter, dated as of March 4, 2021, between the Company and Wells Fargo Bank, National Association. (Filed herewith.)
10.2	Release of Certain Guarantors, dated as of March 5, 2021, among the Company, certain subsidiaries of the Company named therein and U.S. Bank, National Association. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED HEALTHCARE TRUST

	By:	/s/ Jennifer F. (Francis) Mintzer
Jennifer F. (Francis) Mintzer
President and Chief Operating Officer

Dated: May 5, 2021

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: May 5, 2021