Form 10-Q
period 2021-06-30
DIVERSIFIED HEALTHCARE TRUST
filed 2021-08-04
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of August 2, 2021: 238,374,572

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

June 30, 2021

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Real estate properties:
Land	$793,261	$789,125
Buildings and improvements	6,731,677	6,621,605
Total real estate properties, gross	7,524,938	7,410,730
Accumulated depreciation	(1,792,472)	(1,694,901)
Total real estate properties, net	5,732,466	5,715,829

Assets of properties held for sale	—	112,437
Cash and cash equivalents	849,079	74,417
Restricted cash	59,010	16,432
Acquired real estate leases and other intangible assets, net	263,657	286,513
Other assets, net	275,640	270,796
Total assets	$7,179,852	$6,476,424

Liabilities and Equity
Revolving credit facility	$800,000	$—
Term loan, net	—	199,049
Senior unsecured notes, net	2,803,497	2,608,189
Secured debt and finance leases, net	689,895	691,573
Liabilities of properties held for sale	—	3,525
Accrued interest	32,690	23,772
Assumed real estate lease obligations, net	63,487	67,830
Other liabilities	285,134	263,264
Total liabilities	4,674,703	3,857,202

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 238,374,572 and 238,268,478 shares issued and outstanding, respectively	2,384	2,383
Additional paid in capital	4,614,748	4,613,904
Cumulative net income	1,811,382	1,913,109
Cumulative distributions	(4,038,325)	(4,033,559)
Total equity attributable to common shareholders	2,390,189	2,495,837
Noncontrolling interest:
Total equity attributable to noncontrolling interest	114,960	123,385
Total equity	2,505,149	2,619,222
Total liabilities and equity	$7,179,852	$6,476,424
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$102,394	$106,207	$205,152	$216,705
Residents fees and services	243,947	304,104	503,913	636,073
Total revenues	346,341	410,311	709,065	852,778

Expenses:
Property operating expenses	264,632	301,915	552,023	618,500
Depreciation and amortization	67,888	68,825	134,041	137,255
General and administrative	9,126	7,312	16,668	16,144
Acquisition and certain other transaction related costs	12,071	87	12,071	750
Impairment of assets	—	31,175	(174)	42,409
Total expenses	353,717	409,314	714,629	815,058

Gain (loss) on sale of properties	30,760	(168)	30,638	2,614
Gains and losses on equity securities, net	(3,849)	11,974	(12,188)	2,031
Interest and other income	16,038	7,736	18,873	7,874
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $3,017, $1,617, $5,829 and $3,126, respectively)	(67,657)	(43,974)	(127,748)	(85,624)
Gain on lease termination	—	—	—	22,896
Loss on early extinguishment of debt	(370)	(181)	(2,410)	(427)
Loss from continuing operations before income tax expense	(32,454)	(23,616)	(98,399)	(12,916)
Income tax expense	(191)	(1,126)	(429)	(683)
Net loss	(32,645)	(24,742)	(98,828)	(13,599)
Net income attributable to noncontrolling interest	(1,577)	(1,330)	(2,899)	(2,738)
Net loss attributable to common shareholders	$(34,222)	$(26,072)	$(101,727)	$(16,337)

Weighted average common shares outstanding (basic)	237,871	237,700	237,853	237,684
Weighted average common shares outstanding (diluted)	237,871	237,700	237,853	237,684

Per common share amounts (basic and diluted):
Net loss attributable to common shareholders	$(0.14)	$(0.11)	$(0.43)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2020:	238,268,478	$2,383	$4,613,904	$1,913,109	$(4,033,559)	$2,495,837	$123,385	$2,619,222
Net (loss) income	—	—	—	(67,505)	—	(67,505)	1,322	(66,183)
Distributions	—	—	—	—	(2,383)	(2,383)	—	(2,383)
Share grants	—	—	228	—	—	228	—	228
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,694)	(5,694)
Balance at March 31, 2021:	238,268,478	2,383	4,614,132	1,845,604	(4,035,942)	2,426,177	119,013	2,545,190
Net (loss) income	—	—	—	(34,222)	—	(34,222)	1,577	(32,645)
Distributions	—	—	—	—	(2,383)	(2,383)	—	(2,383)
Share grants	120,000	1	675	—	—	676	—	676
Share repurchases	(13,906)	—	(59)	—	—	(59)	—	(59)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,630)	(5,630)
Balance at June 30, 2021:	238,374,572	$2,384	$4,614,748	$1,811,382	$(4,038,325)	$2,390,189	$114,960	$2,505,149

Balance at December 31, 2019:	237,897,163	$2,379	$4,612,511	$2,052,562	$(3,930,933)	$2,736,519	$140,531	$2,877,050
Net income	—	—	—	9,735	—	9,735	1,408	11,143
Distributions	—	—	—	—	(35,684)	(35,684)	—	(35,684)
Distribution to common shareholders of the right to receive Five Star Senior Living Inc. common stock	—	—	—	—	(59,801)	(59,801)	—	(59,801)
Share grants	—	—	249	—	—	249	—	249
Share repurchases	(3,438)	—	(21)	—	—	(21)	—	(21)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,767)	(5,767)
Balance at March 31, 2020:	237,893,725	2,379	4,612,739	2,062,297	(4,026,418)	2,650,997	136,172	2,787,169
Net (loss) income	—	—	—	(26,072)	—	(26,072)	1,330	(24,742)
Distributions	—	—	—	—	(2,379)	(2,379)	—	(2,379)
Share grants	60,000	1	415	—	—	416	—	416
Share repurchases	(1,757)	—	(8)	—	—	(8)	—	(8)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,616)	(5,616)
Balance at June 30, 2020:	237,951,968	$2,380	$4,613,146	$2,036,225	$(4,028,797)	$2,622,954	$131,886	$2,754,840
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(98,828)	$(13,599)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	134,041	137,255
Net amortization of debt premiums, discounts and issuance costs	5,829	3,126
Straight line rental income	(2,125)	(2,538)
Amortization of acquired real estate leases	(3,715)	(3,703)
Loss on early extinguishment of debt	2,410	51
Gain on lease termination	—	(22,896)
Impairment of assets	(174)	42,409
Gain on sale of properties	(30,638)	(2,614)
Gains and losses on equity securities, net	12,188	(2,031)
Other non-cash adjustments, net	(982)	(1,885)
Change in assets and liabilities:
Deferred leasing costs, net	(8,258)	(4,140)
Other assets	(7,937)	(24,441)
Accrued interest	8,918	3,085
Other liabilities	16,317	2,594
Net cash provided by operating activities	27,046	110,673

Cash flows from investing activities:
Real estate acquisitions and deposits	—	(2,526)
Real estate improvements	(83,468)	(71,762)
Proceeds from sale of properties, net	103,057	66,604
Distributions in excess of earnings from Affiliates Insurance Company	—	287
Net cash provided by (used in) investing activities	19,589	(7,397)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net	492,500	985,000
Proceeds from borrowings on revolving credit facility	800,000	405,500
Repayments of borrowings on revolving credit facility	—	(943,000)
Repayment of senior unsecured notes	(300,000)	(200,000)
Repayment of term loan	(200,000)	(250,000)
Repayment of other debt	(1,558)	(4,455)
Loss on early extinguishment of debt settled in cash	—	(376)
Payment of debt issuance costs	(4,188)	(4,926)
Repurchase of common shares	(59)	(29)
Distributions to noncontrolling interest	(11,324)	(11,383)
Distributions to shareholders	(4,766)	(38,063)
Net cash provided by (used in) financing activities	770,605	(61,732)

Increase in cash and cash equivalents and restricted cash	817,240	41,544
Cash and cash equivalents and restricted cash at beginning of period	90,849	52,224
Cash and cash equivalents and restricted cash at end of period	$908,089	$93,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$113,933	$80,131
Income taxes paid	$1,880	$—

Non-cash investing activities:
Five Star Senior Living Inc. common stock	$—	$97,896
Restructuring transaction additional consideration	$—	$(75,000)
Real estate improvements accrued, not paid	$20,860	$18,353
Capitalized interest	$932	$718

Non-cash financing activities:
Distribution to common shareholders of the right to receive Five Star Senior Living Inc. common stock	$—	$(59,801)
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of June 30,
	2021	2020
Cash and cash equivalents	$849,079	$78,485
Restricted cash (1)	59,010	15,283
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$908,089	$93,768
(1) As of June 30, 2021, restricted cash consists of amounts from dispositions held as collateral pursuant to the agreement governing our revolving credit facility, or our credit agreement. We may use these funds to pay for approved expenditures in accordance with our credit agreement. Restricted cash also consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties and cash held for the operations of the life science property that is owned in a joint venture arrangement in which we own a 55% equity interest.

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
We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 450, Contingencies, or ASC 450. Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; and then, as information becomes known, the minimum loss amount is updated, as appropriate. A minimum or best estimate amount may be increased or decreased when events result in a changed expectation.
We are party to a joint venture arrangement with an institutional investor. This joint venture arrangement owns a life science property located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the FASB Accounting Standards Codification. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE's economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $946,564 and $970,142 as of June 30, 2021 and December 31, 2020, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $692,489 and $697,129 as of June 30, 2021 and December 31, 2020, respectively, and consist primarily of mortgage debts secured by the property. The investor's interest in this consolidated entity is reflected as a noncontrolling interest in our condensed consolidated financial statements. See Note 6 for further information about this joint venture.

Note 2.  Real Estate Properties
As of June 30, 2021, we owned 392 properties located in 36 states and Washington, D.C., including one life science property owned in a joint venture arrangement in which we own a 55% equity interest.
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
During the six months ended June 30, 2021, we recorded a reversal of impairment charges of $174 related to the estimated costs to sell 10 senior living communities that were classified as held for sale as of December 31, 2020 and changed the status of those communities from held for sale to held and used as of March 31, 2021.
Acquisitions and Dispositions:
During the six months ended June 30, 2021, we sold five properties for an aggregate sales price of $104,500, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions, individually or in the aggregate, and we do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Square Feet	Sales Price (1)	Gain (Loss) on Sale
February 2021	Pennsylvania	Medical Office	1	92,000	$9,000	$(122)
April 2021	Florida	Life Science and Medical Office	4	263,656	95,500	30,760
			5		$104,500	$30,638
(1)Sales price excludes closing costs.
In June 2021, we terminated a previously announced agreement to acquire a property which is adjacent to one of our existing properties located in Silver Springs, Maryland.

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
We increased rental income to record revenue on a straight line basis by $1,321 and $1,385 for the three months ended June 30, 2021 and 2020, respectively, and $2,125 and $2,538 for the six months ended June 30, 2021 and 2020, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $106,501 and $104,803 of straight line rent receivables at June 30, 2021 and December 31, 2020, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $18,476 and $18,263 for the three months ended June 30, 2021 and 2020, respectively, of which tenant reimbursements totaled $18,440 and $18,209, respectively, and $36,704 and $38,291 for the six months ended June 30, 2021 and 2020, respectively, of which tenant reimbursements totaled $36,620 and $38,192, respectively.
Certain of our tenants requested relief from their obligations to pay rent due to us in response to the current economic conditions resulting from the COVID-19 pandemic. In most cases, these tenants granted deferrals were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. As of June 30, 2021 and December 31, 2020, deferred payments totaling $442 and $1,486, respectively, are included in other assets, net in our condensed consolidated

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
balance sheets. These deferred amounts did not negatively impact our operating results for the three or six months ended June 30, 2021 or 2020.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $4,195 and $4,381, respectively, as of June 30, 2021, and $4,237 and $4,410, respectively, as of December 31, 2020. The right of use asset and related lease liability are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.

Note 4.  Indebtedness
Our principal debt obligations at June 30, 2021 were: (1) outstanding borrowings under our $800,000 revolving credit facility; (2) $2,850,000 outstanding principal amount of senior unsecured notes; and (3) $683,502 aggregate principal amount of mortgage notes secured by seven properties, of which $620,000 is related to the life science property owned by a joint venture arrangement in which we own a 55% equity interest. These seven mortgaged properties had a gross book value of $948,269 at June 30, 2021. We also had two properties subject to finance leases with lease obligations totaling $7,234 at June 30, 2021; these two properties had gross book value and accumulated depreciation of $35,998 and $17,826, respectively, at June 30, 2021, and $35,676 and $17,579, respectively, at December 31, 2020, and the finance leases expire in 2026.
We have a $800,000 revolving credit facility that is available for general business purposes. The maturity date of our revolving credit facility is January 2022, and, subject to the payment of an extension fee and meeting other conditions, we have two, one year options to extend the maturity date of the facility to January 2024. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2021, our revolving credit facility required interest to be paid on borrowings at the annual rate of 2.9%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility.
The weighted average annual interest rates for borrowings under our revolving credit facility were 2.9% and 1.8% for the three months ended June 30, 2021 and 2020, respectively, and 2.9% and 2.2% for the six months ended June 30, 2021 and 2020, respectively. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. On March 31, 2021, we borrowed $800,000 under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. As of June 30, 2021 and August 2, 2021, we were fully drawn under our revolving credit facility.
In February 2021, we issued $500,000 aggregate principal amount of our 4.375% senior notes due 2031 in an underwritten public offering raising net proceeds of $491,357, after deducting estimated offering expenses and underwriters' discounts. These notes are guaranteed by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement, and require semi-annual interest payments through maturity. We used the net proceeds from this offering to prepay in full in February 2021 our $200,000 term loan which was scheduled to mature in September 2022. The weighted average interest rate under our $200,000 term loan was 2.9% for the period from January 1, 2021 to February 7, 2021 and 2.3% and 2.7% for the three and six months ended June 30, 2020, respectively. As a result of the prepayment of our $200,000 term loan, we recorded a loss on early extinguishment of debt of $1,477 for the six months ended June 30, 2021. In June 2021, we used the remaining net proceeds from this offering and cash on hand to redeem all of our outstanding 6.75% senior notes due 2021 for a redemption price equal to the principal amount of $300,000 plus accrued and unpaid interest of $10,125, when these notes became redeemable with no prepayment premium. In connection with this redemption, we recorded a loss on early extinguishment of debt of $370 for the six months ended June 30, 2021.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
In January 2021, we amended the agreements governing our revolving credit facility and our $200,000 term loan, or collectively, our credit and term loan agreements, in order to provide us with certain flexibility in light of continued uncertainties related to the COVID-19 pandemic. Pursuant to the amendments:
•certain of the financial covenants under our credit and term loan agreements, including covenants that require us to maintain certain financial ratios, have been waived through June 2022, or the Amendment Period;
•the revolving credit facility commitments have been reduced from $1,000,000 to $800,000, and as a result of the reduction in commitments, we recorded a loss on early extinguishment of debt of $563 for the six months ended June 30, 2021;
•we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit and term loan agreements and agreed to provide first mortgage liens on 62 medical office and life science properties with an aggregate gross book value of real estate assets of $1,038,174 as of June 30, 2021 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things;
•we had the ability to fund $250,000 of capital expenditures per year, which increased to $350,000 per year following the repayment of our term loan in February 2021, and are restricted in our ability to acquire real property as defined in our credit agreement;
•the interest rate premium over LIBOR under our revolving credit facility and term loan increased by 30 basis points;
•certain covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions), and the minimum liquidity requirement of $200,000 will remain in place during the Amendment Period; and
•we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, and debt financings to the repayment of any amounts outstanding under our revolving credit facility.
Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our credit agreement restricts our ability to make distributions under certain circumstances. As of June 30, 2021, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are not allowed to incur additional debt while this ratio is below 1.5x. We believe we were in compliance with the remaining terms and conditions of the respective covenants under our credit agreement and our senior unsecured notes indentures and their supplements at June 30, 2021. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at June 30, 2021, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in Five Star (1)	$61,584	$61,584	$—	$—
(1)Our 10,691,658 shares of common stock of Five Star Senior Living Inc., or Five Star, are included in other assets, net in our condensed consolidated balance sheets, and are reported at fair value, which is based upon quoted market prices on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs). Our adjusted cost basis for these shares was $44,448 as of June 30, 2021. During the three months ended June 30, 2021 and 2020, we recorded an unrealized loss of $3,849 and an unrealized gain of $11,974, respectively, and during the six months ended June 30, 2021 and 2020, we recorded an unrealized loss of $12,188 and an unrealized gain of $2,031, respectively, which are included in gains and losses on equity securities, net in our condensed consolidated statements of comprehensive income (loss), to adjust the carrying value of our investment in Five Star common shares to their fair value. See Note 11 for further information about our investment in Five Star.
In addition to the assets described in the table above, our financial instruments at June 30, 2021 and December 31, 2020 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loan, senior unsecured notes, secured debt and finance leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of June 30, 2021		As of December 31, 2020
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 6.750% coupon rate, due 2021	$—	$—	$299,273	$303,891
Senior unsecured notes, 4.750% coupon rate, due 2024	249,208	256,911	249,068	256,258
Senior unsecured notes, 9.750% coupon rate, due 2025	986,131	1,112,840	984,359	1,135,800
Senior unsecured notes, 4.750% coupon rate, due 2028	491,562	497,425	490,925	502,648
Senior unsecured notes, 4.375% coupon rate, due 2031	491,698	479,265	—	—
Senior unsecured notes, 5.625% coupon rate, due 2042	341,993	338,660	341,802	330,120
Senior unsecured notes, 6.250% coupon rate, due 2046	242,905	248,000	242,762	245,000
Secured debts (2) (3)	689,895	709,149	691,573	716,185
	$3,493,392	$3,642,250	$3,299,762	$3,489,902
(1)Includes unamortized net debt issuance costs, premiums and discounts.
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
(3)Includes secured debts for the life science property owned by a joint venture arrangement in which we own a 55% equity interest. The amounts listed in the table for these debts have not been adjusted to reflect the equity interests in the joint venture that we do not own.
We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 input) as of June 30, 2021. We estimated the fair values of our four issuances of senior unsecured notes due 2024, 2025, 2028 and 2031 using an average of the bid and ask price on Nasdaq on or about June 30, 2021 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

Note 6. Noncontrolling Interest
We are party to a joint venture arrangement with an institutional investor for one of our life science properties located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We continue to control this property and therefore continue to account for this property on a consolidated basis in our condensed consolidated financial statements under the VIE model. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,577 and $1,330 for the three months ended June 30, 2021 and 2020, respectively, and $2,899 and $2,738 for the six months ended June 30, 2021 and 2020, respectively, is reported as a noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). The joint venture made aggregate cash distributions to the other joint venture investor of $5,630 and $5,616 for the three months ended June 30, 2021 and 2020, respectively, and $11,324 and $11,383 for the six months ended June 30, 2021 and 2020, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of June 30, 2021, this joint venture held real estate assets with an aggregate net book value of $695,287, subject to mortgage notes of $620,000.
In assessing whether we have a controlling interest in this joint venture arrangement and are required to consolidate the accounts of the joint venture entity, we considered the members' rights to residual gains and obligations to absorb losses, which activities most significantly impact the economic performance of the entity and which member has the power to direct those activities.

Note 7.  Shareholders' Equity
Common Share Awards:
On June 3, 2021, in accordance with our Trustee compensation arrangements, we awarded to each of our six Trustees 20,000 of our common shares, valued at $3.70 per share, the closing price of our common shares on Nasdaq on that day.
Common Share Repurchases:
During the six months ended June 30, 2021, we purchased an aggregate of 13,906 of our common shares, valued at the closing price of our common shares on Nasdaq on the purchase date, from certain former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the six months ended June 30, 2021, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 14, 2021	January 25, 2021	February 18, 2021	$0.01	$2,383
April 15, 2021	April 26, 2021	May 20, 2021	0.01	2,383
			$0.02	$4,766
On July 15, 2021, we declared a quarterly distribution to common shareholders of record on July 26, 2021 of $0.01 per share, or approximately $2,384 in aggregate. We expect to pay this distribution on or about August 19, 2021.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8.  Segment Reporting
We operate in, and report financial information for, the following two segments: Office Portfolio and senior housing operating portfolio, or SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and in some instances care and other services for residents where we pay fees to a manager to operate the communities.
We also report “non-segment” operations, which consists of triple net leased senior living communities that are leased to operators from which we receive rents, and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

	For the Three Months Ended June 30, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$92,804	$—	$9,590	$102,394
Residents fees and services	—	243,947	—	243,947
Total revenues	92,804	243,947	9,590	346,341

Expenses:
Property operating expenses	31,321	233,311	—	264,632
Depreciation and amortization	32,497	32,538	2,853	67,888
General and administrative	—	—	9,126	9,126
Acquisition and certain other transaction related costs	—	—	12,071	12,071
Total expenses	63,818	265,849	24,050	353,717

Gain on sale of properties	30,760	—	—	30,760
Losses on equity securities, net	—	—	(3,849)	(3,849)
Interest and other income	—	15,748	290	16,038
Interest expense	(5,992)	(525)	(61,140)	(67,657)
Loss on early extinguishment of debt	—	—	(370)	(370)
Income (loss) from continuing operations before income tax expense	53,754	(6,679)	(79,529)	(32,454)
Income tax expense	—	—	(191)	(191)
Net income (loss)	53,754	(6,679)	(79,720)	(32,645)
Net income attributable to noncontrolling interest	(1,577)	—	—	(1,577)
Net income (loss) attributable to common shareholders	$52,177	$(6,679)	$(79,720)	$(34,222)

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$186,127	$—	$19,025	$205,152
Residents fees and services	—	503,913	—	503,913
Total revenues	186,127	503,913	19,025	709,065

Expenses:
Property operating expenses	62,614	489,409	—	552,023
Depreciation and amortization	64,435	63,899	5,707	134,041
General and administrative	—	—	16,668	16,668
Acquisition and certain other transaction related costs	—	—	12,071	12,071
Impairment of assets	—	(174)	—	(174)
Total expenses	127,049	553,134	34,446	714,629

Gain on sale of properties	30,638	—	—	30,638
Losses on equity securities, net	—	—	(12,188)	(12,188)
Interest and other income	—	18,181	692	18,873
Interest expense	(11,931)	(1,053)	(114,764)	(127,748)
Loss on early extinguishment of debt	—	—	(2,410)	(2,410)
Income (loss) from continuing operations before income tax expense	77,785	(32,093)	(144,091)	(98,399)
Income tax expense	—	—	(429)	(429)
Net income (loss)	77,785	(32,093)	(144,520)	(98,828)
Net income attributable to noncontrolling interest	(2,899)	—	—	(2,899)
Net income (loss) attributable to common shareholders	$74,886	$(32,093)	$(144,520)	$(101,727)
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services, or HHS, established a Provider Relief Fund. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned to HHS. We have recognized $18,181 and $7,346 as other income with respect to our SHOP segment for the six months ended June 30, 2021 and 2020, respectively. We have applied for additional funds that may be available under the CARES Act Provider Relief Fund; however, we may not receive any additional funding.

	As of June 30, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$2,997,668	$2,949,629	$1,232,555	$7,179,852

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
•our previously existing master leases with Five Star for all of our senior living communities that Five Star leased, as well as our previously existing management agreements and pooling agreements with Five Star for our senior living communities that Five Star managed, were terminated and replaced with new management agreements and a related omnibus agreement. These new management and omnibus agreements were subsequently replaced in June 2021, as described below;
•Five Star issued to us 10,268,158 Five Star common shares and an aggregate of 16,118,849 Five Star common shares to our shareholders of record as of December 13, 2019;
•as consideration for these share issuances, we provided Five Star with $75,000 of additional consideration by assuming certain of Five Star's working capital liabilities and through cash payments, resulting in a gain on lease termination of

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
$22,896 for the six months ended June 30, 2020 in our condensed consolidated statements of comprehensive income (loss); and
•pursuant to a guaranty agreement dated as of January 1, 2020 made by Five Star in favor of our applicable subsidiaries, Five Star has guaranteed the payment and performance of each of its applicable subsidiary's obligations under our applicable management agreements with Five Star.
Effective January 1, 2020, we determined that Five Star was not a VIE and we account for our 33.7% investment in Five Star using the equity method of accounting because we are deemed to exert significant influence, but not control, over Five Star's most significant activities. We have elected to use the fair value option to account for our investment in Five Star.
2021 Amendments to our Management Arrangements with Five Star. On June 9, 2021, we amended our management arrangements with Five Star. The principal changes to the management arrangements include:
•that Five Star is cooperating with us in transitioning 108 of our senior living communities with approximately 7,500 living units to other third party managers without our payment of any termination fee to Five Star;
•that we no longer have the right to sell up to an additional $682,000 of senior living communities currently managed by Five Star and terminate Five Star's management of those communities without our payment of a fee to Five Star upon sale;
•that Five Star is continuing to manage 120 of our senior living communities with approximately 18,000 living units, and that the skilled nursing units in all of our continuing care retirement communities that Five Star is continuing to manage, which then included approximately 1,500 living units, are being closed and repositioned;
•that beginning in 2025, we will have the right to terminate up to 10% of the senior living communities that Five Star is continuing to manage, based on total revenues per year for failure to meet 80% of a target EBITDA for the applicable period;
•that the incentive fee that Five Star may earn in any calendar year for the senior living communities that Five Star is continuing to manage is no longer subject to a cap and that any senior living communities that are undergoing a major renovation or repositioning are excluded from the calculation of the incentive fee;
•that RMR LLC will oversee any major renovation or repositioning activities at the senior living communities that Five Star is continuing to manage; and
•that the term of our management agreements with Five Star for our senior living communities that Five Star is continuing to manage was extended by two years to December 31, 2036.
Pursuant to these changes, we and Five Star entered into an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that Five Star is continuing to manage and interim management agreements for the senior living communities that we and Five Star agreed to transition to new operators. These agreements replaced our prior management and omnibus agreements with Five Star. In addition, Five Star delivered to us a related amended and restated guaranty agreement pursuant to which Five Star is continuing to guarantee the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements.
We expect that the transition of the management of the 108 senior living communities from Five Star to other third party managers will be completed before year end 2021. As of August 3, 2021, we had executed agreements with four new third party managers to transition 76 senior living communities. Of these 76 senior living communities, 41 have been transitioned to new third party managers. We lease our senior living communities that have been transitioned to new managers to our taxable REIT subsidiaries, or TRSs. We also expect to incur costs related to retention and other transition costs for these communities, which costs may be significant. For the three and six months ended June 30, 2021, we recorded $11,914 of these costs to acquisition and certain other transaction related costs in our condensed consolidated statements of comprehensive income (loss).

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Our Senior Living Communities Managed by Five Star. Five Star managed 235 and 241 of our senior living communities as of June 30, 2021 and 2020, respectively, which included seven closed senior living communities for the 2021 period. We lease our senior living communities that are managed by Five Star to our TRSs.
We incurred management fees payable to Five Star of $12,927 and $15,706 for the three months ended June 30, 2021 and 2020, respectively, and $26,777 and $32,756 for the six months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, $12,212 and $15,262, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $715 and $444, respectively, were capitalized in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets. For the six months ended June 30, 2021 and 2020, $25,228 and $31,850, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,549 and $906, respectively, were capitalized in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.
The following table presents residents fees and services revenue disaggregated by type of contract and payer:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue from contracts with customers:	2021	2020	2021	2020
Basic housing and support services	$188,169	$218,783	$376,198	$450,299
Medicare and Medicaid programs	24,907	42,910	60,855	92,578
Private pay and other third party payer SNF services	30,871	42,411	66,860	93,196
Total residents fees and services	$243,947	$304,104	$503,913	$636,073
We incurred fees of $2,630 and $5,814 for the three months ended June 30, 2021 and 2020, respectively, and $8,071 and $13,871 for the six months ended June 30, 2021 and 2020, respectively, with respect to rehabilitation services Five Star provided at our senior living communities it manages that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
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
We lease to Five Star space at certain of our senior living communities that Five Star manages where Five Star provides certain outpatient rehabilitation and wellness services clinics. We recorded $398 and $488 for the three months ended June 30, 2021 and 2020, respectively, and $795 and $782 for the six months ended June 30, 2021 and 2020, respectively, with respect to these leases.

Note 10. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to the property level

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
operations of our medical office and life science properties and major renovation or repositioning activities at our senior living communities. We also have a subsidiary level management agreement with RMR LLC related to the life science property located in Boston, Massachusetts, which we entered in connection with the joint venture arrangement for that life science property. Under that agreement, our subsidiary pays RMR LLC certain management fees directly, which fees are credited against the business management fees payable by us to RMR LLC. See Note 11 for further information regarding our relationship, agreements and transactions with RMR LLC.
We recognized net business management fees of $6,324 and $4,841 for the three months ended June 30, 2021 and 2020, respectively, and $11,641 and $10,610 for the six months ended June 30, 2021 and 2020, respectively. The net business management fees we recognized include $725 and $1,450 of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement for the three and six months ended June 30, 2021 and 2020, respectively. Based on our common share total return, as defined in our business management agreement, as of each of June 30, 2021 and 2020, no estimated incentive fees are included in the net business management fees we recognized for the three or six months ended June 30, 2021 or 2020. The actual amount of annual incentive fees for 2021, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2021, and will be payable in January 2022. We did not incur any incentive fee payable for the year ended December 31, 2020. We recognize business management and incentive fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We recognized aggregate net property management and construction supervision fees payable to RMR LLC of $3,191 and $3,407 for the three months ended June 30, 2021 and 2020, respectively. Of those amounts, for the three months ended June 30, 2021 and 2020, $2,465 and $2,481, respectively, of property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $726 and $926, respectively, were capitalized as building improvements in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets. We recognized aggregate net property management and construction supervision fees of $6,345 and $6,599 for the six months ended June 30, 2021 and 2020, respectively. Of those amounts, for the six months ended June 30, 2021 and 2020, $4,950 and $5,077, respectively, of property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,395 and $1,522, respectively, were capitalized as building improvements in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $3,202 and $3,419 for these expenses and costs for the three months ended June 30, 2021 and 2020, respectively, and $6,499 and $6,862 for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in property operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
On June 9, 2021, we and RMR LLC amended our property management agreement to, among other things, provide for RMR LLC's oversight of any major capital projects and repositionings at our senior living communities, including our senior living communities which Five Star is continuing to manage, and that RMR LLC will receive the same fee previously paid to Five Star for such services, which is equal to 3% of the cost of any such major capital project or repositioning.

Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, The RMR Group Inc., or RMR Inc., Five Star and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR LLC. The Chair of our Board and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board of directors

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
and a managing director of Five Star. Jennifer F. Francis, our other Managing Trustee and our President and Chief Executive Officer is an executive vice president of RMR Inc. and she and our Chief Financial Officer and Treasurer are also employees and officers of RMR LLC. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC, an officer of ABP Trust and a managing director and the secretary of Five Star. Certain of Five Star's officers are officers and employees of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these companies. Other officers of RMR LLC, including Ms. Clark and certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Five Star. We are currently Five Star's largest stockholder. As of June 30, 2021, we owned 10,691,658 Five Star common shares, or approximately 33.7% of Five Star's outstanding common shares. Five Star currently manages most of the senior living communities we own. RMR LLC provides management services to both us and Five Star. See Note 9 for further information regarding our relationships, agreements and transactions with Five Star and Note 5 for further information regarding our investment in Five Star.
As of June 30, 2021, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., together with ABP Trust, owned approximately 6.4% of Five Star's outstanding common shares.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 10 for further information regarding our management agreements with RMR LLC.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.

Note 12.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. During the three months ended June 30, 2021 and 2020, we recognized income tax expense of $191 and $1,126, respectively, and during the six months ended June 30, 2021 and 2020, we recognized income tax expense of $429 and $683, respectively.

Note 13. Weighted Average Common Shares (share amounts in thousands)
We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three months ended June 30, 2021 and 2020, 17 and 346 unvested common shares, respectively, and for the six months ended June 30, 2021 and 2020, 19 and 234 unvested common shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
OVERVIEW
We are a REIT that was organized under Maryland law and which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of June 30, 2021, we owned 392 properties located in 36 states and Washington, D.C., including one life science property owned in a joint venture arrangement in which we own a 55% equity interest. At June 30, 2021, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $8.2 billion.
Our business is focused on healthcare related properties, including medical office and life science properties, senior living communities, wellness centers and other medical and healthcare related properties. We believe that the healthcare sector and many of our tenants, managers and operators provide essential services across the United States. Due to restrictions intended to prevent the spread of the virus that causes COVID-19, certain of our medical office and wellness center tenants, which include physician practices that had discontinued non-essential surgeries and procedures and fitness centers, that had been ordered closed by state executive orders experienced disruptions to their businesses. Our senior living community operators also experienced disruptions, including limitations on in-person tours and new admissions, and experienced challenges in attracting new residents to their communities in addition to experiencing increased expenses due to increased labor costs, including higher health benefits costs, and increased costs and consumption of supplies, including personal protective equipment. There will be lasting impacts of the COVID-19 pandemic, even as states and municipalities have eased and may further ease restrictions. Our tenants and their businesses may become increasingly negatively impacted, which may result in our tenants seeking assistance from us regarding their rent obligations owed to us, their being unable or unwilling to pay us rent, their ceasing to pay us rent and their ceasing to continue as going concerns.
We are closely monitoring the impacts of the COVID-19 pandemic on all aspects of our business.
With respect to our SHOP segment, we expect that our senior living community managers will be operating our communities at lower average occupancy with higher operating expenses per resident, which will likely lead to decreased returns to us as a result of the COVID-19 pandemic. Our managers continue to follow federal, state and local health department guidelines and their own infection prevention protocols but we expect to see additional cases of COVID-19 in our senior living communities.
Throughout the first quarter of 2021, Five Star coordinated multiple COVID-19 vaccination clinics at senior living communities in our SHOP segment for residents and staff. As previously disclosed, all of the communities in our SHOP segment have completed vaccination clinics and are accepting new residents. On June 1, 2021, Five Star announced that all of its team members at our communities will be required to be fully vaccinated against COVID-19 by September 1, 2021 in order to protect Five Star's team members and residents at our communities from the ongoing threat posed by the COVID-19 virus. Both Five Star's team members and residents at our communities continue to have access to vaccines.
We also believe that we and our managers, operators and impacted tenants have and may continue to benefit from provisions of the CARES Act, signed into law in March 2020 and further supplemented by the Consolidated Appropriations Act, 2021, or other federal or state relief programs allowing them to continue or resume business activity. During the six months ended June 30, 2021, we recognized $18.2 million in interest and other income in our condensed consolidated statement of comprehensive income (loss) related to funds received under the CARES Act.
We believe that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including senior living. In the first quarter of 2021, following the holiday season, the reopening of economies and the easing of restrictions, the United States experienced peak numbers of COVID-19 infections. In some cases, certain states and municipalities again required the closure of certain business activities and imposed certain other restrictions. The conditions in the United States significantly improved since those periods during the pandemic; however, certain areas of the United States have recently experienced increasing COVID-19 infections. It is unclear whether the number of COVID-19 infections will further increase or amplify in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, or our managers', operators' and tenants' businesses. As a result of these uncertainties, we are unable to determine what the ultimate impacts will be on our, our tenants', our managers', our operators' and other stakeholders' businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic and its aftermath on us and our business, see Part I, Item 1, “Business—COVID-19 Pandemic” and Part I, Item 1A, “Risk Factors” in our Annual Report.
2021 Amendments to our Management Arrangements with Five Star
On June 9, 2021, we amended our management arrangements with Five Star. The principal changes to the management arrangements include:
•that Five Star is cooperating with us in transitioning 108 of our senior living communities with approximately 7,500 living units to other third party managers without our payment of any termination fee to Five Star;
•that we no longer have the right to sell up to an additional $682 million of senior living communities currently managed by Five Star and terminate Five Star's management of those communities without our payment of a fee to Five Star upon sale;
•that Five Star is continuing to manage 120 of our senior living communities with approximately 18,000 living units, and that the skilled nursing units in all of our continuing care retirement communities that Five Star is continuing to manage, which then included approximately 1,500 living units, are being closed and repositioned;
•that beginning in 2025, we will have the right to terminate up to 10% of the senior living communities that Five Star is continuing to manage, based on total revenues per year for failure to meet 80% of a target EBITDA for the applicable period;
•that the incentive fee that Five Star may earn in any calendar year for the senior living communities that Five Star is continuing to manage is no longer subject to a cap and that any senior living communities that are undergoing a major renovation or repositioning are excluded from the calculation of the incentive fee;
•that RMR LLC will oversee any major renovation or repositioning activities at the senior living communities that Five Star is continuing to manage; and
•that the term of our management agreements with Five Star for our senior living communities that Five Star is continuing to manage was extended by two years to December 31, 2036.
Pursuant to these changes, we and Five Star entered into the Master Management Agreement for the senior living communities that Five Star is continuing to manage and interim management agreements for the senior living communities that we and Five Star agreed to transition to new operators. These agreements replaced our prior management and omnibus agreements with Five Star. In addition, Five Star delivered to us a related amended and restated guaranty agreement pursuant to which Five Star is continuing to guarantee the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements.
We expect that the transition of the management of the 108 senior living communities from Five Star to other third party managers will be completed before year end 2021. As of August 3, 2021, we had executed agreements with four new third party managers to transition 76 senior living communities. Of these 76 senior living communities, 41 have been transitioned to new third party managers. We also expect to incur costs related to retention and other transition costs for these communities, which costs may be significant. For the three and six months ended June 30, 2021, we recorded $11.9 million of these costs to acquisition and certain other transaction related costs in our condensed consolidated statements of comprehensive income (loss).

The following table presents a pro forma breakout of communities that Five Star is continuing to manage and communities that we are in the process of transitioning from Five Star to other third party managers (dollars in thousands):

	As of and For the Three Months Ended June 30, 2021			As of and For the Six Months Ended June 30, 2021
	Five Star Retained Communities	Operator Transition Communities	Total	Five Star Retained Communities	Operator Transition Communities	Total
Communities (1)	120	108	228	120	108	228
Number of units (2)	17,898	7,525	25,423	17,898	7,525	25,423
Occupancy	72.9%	66.5%	71.0%	72.8%	66.1%	70.8%
Residents fees and services	$168,655	$75,266	$243,921	$353,972	$149,736	$503,708
NOI (3)	$12,509	$(1,257)	$11,252	$23,050	$(7,426)	$15,624
(1)Excludes seven closed senior living communities.
(2)Excludes skilled nursing units that have been closed or are being closed and repositioned.
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
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

(As of June 30, 2021)	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q2 2021 Revenues(3)	% of Q2 2021 Revenues	Q2 2021 NOI (3)(4)	% of Q2 2021 NOI
Office Portfolio (5)	118	10,926,678	sq. ft.	$3,720,717	45.3%	$341	$92,804	26.8%	$61,483	75.2%
SHOP	235	25,423	units	4,069,382	49.5%	$160,067	243,947	70.4%	10,636	13.0%
Other triple net leased senior living communities	29	2,327	units	250,073	3.0%	$107,466	6,213	1.8%	6,213	7.6%
Wellness centers	10	812,000	sq. ft.	178,110	2.2%	$219	3,377	1.0%	3,377	4.2%
Total	392			$8,218,282	100.0%		$346,341	100.0%	$81,709	100.0%

	Occupancy
	As of and For the Three Months Ended June 30,
	2021	2020
Office Portfolio (6)	91.0%	92.0%
SHOP	70.9%	78.7%
Other triple net leased senior living communities (7)(8)	74.3%	86.1%
Wellness centers	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at June 30, 2021.
(3)Includes $772 of revenues and $579 of NOI from properties that we sold.
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
(6)Medical office and life science property occupancy data is as of June 30, 2021 and 2020 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(7)Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale, if any, and data for which there was a transfer of operations during the periods presented.
(8)Operating data for other triple net leased senior living communities leased to third party operators and wellness centers are presented based upon the operating results provided by our tenants for the three months ended March 31, 2021 and 2020, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.
During the three and six months ended June 30, 2021, we entered into new and renewal leases at our medical office and life science properties in our Office Portfolio segment as summarized in the following tables (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended June 30, 2021
	New Leases	Renewals	Total
Square feet leased during the quarter	65	567	632
Weighted average rental rate change (by rentable square feet)	13.1%	5.0%	5.9%
Weighted average lease term (years) (1)	9.3	9.1	9.1
Total leasing costs and concession commitments (2)	$5,191	$21,241	$26,432
Total leasing costs and concession commitments per square foot (2)	$80.38	$37.43	$41.82
Total leasing costs and concession commitments per square foot per year (2)	$8.60	$4.13	$4.60

	Six Months Ended June 30, 2021
	New Leases	Renewals	Total
Square feet leased during the quarter	217	627	844
Weighted average rental rate change (by rentable square feet)	20.1%	4.9%	9.9%
Weighted average lease term (years) (1)	10.6	9.0	9.6
Total leasing costs and concession commitments (2)	$37,441	$21,799	$59,240
Total leasing costs and concession commitments per square foot (2)	$172.73	$34.72	$70.14
Total leasing costs and concession commitments per square foot per year (2)	$16.28	$3.85	$7.31
(1)Weighted based on annualized rental income pursuant to existing leases as of June 30, 2021, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.
(2)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Lease Expiration Schedules
As of June 30, 2021, lease expirations at our medical office and life science properties in our Office Portfolio segment are as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2021	63	340,153	3.4%	3.4%	$13,008	3.5%	3.5%
2022	103	1,220,308	12.3%	15.7%	30,540	8.3%	11.8%
2023	54	982,724	9.9%	25.6%	18,959	5.2%	17.0%
2024	81	1,787,991	18.0%	43.6%	49,578	13.5%	30.5%
2025	75	909,556	9.1%	52.7%	24,360	6.6%	37.1%
2026	65	775,788	7.8%	60.5%	24,972	6.8%	43.9%
2027	33	583,200	5.9%	66.4%	14,354	3.9%	47.8%
2028	29	1,471,488	14.8%	81.2%	115,781	31.5%	79.3%
2029	27	338,497	3.4%	84.6%	12,671	3.5%	82.8%
2030 and thereafter	60	1,533,087	15.4%	100.0%	62,863	17.2%	100.0%
Total	590	9,942,792	100.0%		$367,086	100.0%

Weighted average remaining lease term (in years)		5.0			6.0
(1)Annualized rental income is based on rents pursuant to existing leases as of June 30, 2021, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties. Annualized rental income also includes 100% of rental income as reported under GAAP from the life science property owned in a joint venture arrangement in which we own a 55% equity interest.
Lease expiration data for our other triple net leased senior living communities leased to third party operators and wellness centers has not been provided because there were no changes to the lease expiration schedules from those reported in our Annual Report, except for the renewal of leases with the tenant of six of our wellness centers for a five year term expiring in 2028.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
We operate in, and report financial information for, the following two segments: Office Portfolio and SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and in some instances care and other services for residents where we pay fees to a manager to operate the communities.
We also report “non-segment” operations, which consists of triple net leased senior living communities that are leased to operators from which we receive rents, and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
The following table summarizes the results of operations of each of our segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Office Portfolio	$92,804	$95,510	$186,127	$194,280
SHOP	243,947	304,104	503,913	636,073
Non-Segment	9,590	10,697	19,025	22,425
Total revenues	$346,341	$410,311	$709,065	$852,778

Net income (loss) attributable to common shareholders:
Office Portfolio	$52,177	$24,340	$74,886	$47,099
SHOP	(6,679)	(24,710)	(32,093)	(15,242)
Non-Segment	(79,720)	(25,702)	(144,520)	(48,194)
Net income (loss) attributable to common shareholders	$(34,222)	$(26,072)	$(101,727)	$(16,337)
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended June 30, 2021 to the three months ended June 30, 2020. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
NOI by segment:
Office Portfolio	$61,483	$64,617	$(3,134)	(4.9)%
SHOP	10,636	33,082	(22,446)	(67.8)%
Non-Segment	9,590	10,697	(1,107)	(10.3)%
Total NOI	81,709	108,396	(26,687)	(24.6)%

Depreciation and amortization	67,888	68,825	(937)	(1.4)%
General and administrative	9,126	7,312	1,814	24.8%
Acquisition and certain other transaction related costs	12,071	87	11,984	nm
Impairment of assets	—	31,175	(31,175)	(100.0)%
Gain (loss) on sale of properties	30,760	(168)	30,928	nm
Gains and losses on equity securities, net	(3,849)	11,974	(15,823)	(132.1)%
Interest and other income	16,038	7,736	8,302	107.3%
Interest expense	(67,657)	(43,974)	(23,683)	53.9%
Loss on early extinguishment of debt	(370)	(181)	(189)	104.4%
Loss from continuing operations before income tax expense	(32,454)	(23,616)	(8,838)	37.4%
Income tax expense	(191)	(1,126)	935	(83.0)%
Net loss	(32,645)	(24,742)	(7,903)	31.9%
Net income attributable to noncontrolling interest	(1,577)	(1,330)	(247)	18.6%
Net loss attributable to common shareholders	$(34,222)	$(26,072)	$(8,150)	31.3%
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of June 30,		As of June 30,
	2021	2020	2021	2020
Total buildings	113	113	118	129
Total square feet (2)	10,604	10,599	10,927	11,668
Occupancy (3)	92.3%	93.4%	91.0%	92.0%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since April 1, 2020, including the life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.
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

	Three Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Rental income	$91,511	$90,337	$1,174	1.3%	$1,293	$5,173	$92,804	$95,510	$(2,706)	(2.8)%
Property operating expenses	(30,725)	(29,456)	1,269	4.3%	(596)	(1,437)	(31,321)	(30,893)	428	1.4%
NOI	$60,786	$60,881	$(95)	(0.2)%	$697	$3,736	$61,483	$64,617	$(3,134)	(4.9)%

(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since April 1, 2020, including the life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.
Rental income. Rental income decreased primarily due to our disposition of 12 properties since April 1, 2020 and assets being taken out of service and/or undergoing redevelopment, partially offset by an increase in rental income at our comparable properties. Rental income increased at our comparable properties primarily due to increased parking revenue at certain of our comparable properties as states and municipalities have eased restrictions related to the COVID-19 pandemic and tenants' employees have increasingly returned to the office and commercial activity has increased and increases in tax escalation income and other property operating expense reimbursements at certain of our comparable properties, partially offset by a decrease in occupancy at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses is primarily due to an increase in property operating expenses at our comparable properties, partially offset by our disposition of 12 properties since April 1, 2020. Property operating expenses at our comparable properties increased primarily due to increases in utility expenses, real estate taxes and other direct costs at certain of our comparable properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Total properties	228	228	235	241
Number of units	25,423	25,423	25,423	28,348
Occupancy	71.0%	80.7%	70.9%	78.7%
Average monthly rate (2)	$4,279	$4,207	$4,307	$4,496
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since April 1, 2020; excludes communities classified as held for sale or closed, if any.
(2)Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Three Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Residents fees and services	$243,921	$291,049	$(47,128)	(16.2)%	$26	$13,055	$243,947	$304,104	$(60,157)	(19.8)%
Property operating expenses	(232,669)	(255,820)	(23,151)	(9.0)%	(642)	(15,202)	(233,311)	(271,022)	(37,711)	(13.9)%
NOI	$11,252	$35,229	$(23,977)	(68.1)%	$(616)	$(2,147)	$10,636	$33,082	$(22,446)	(67.8)%
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since April 1, 2020; excludes communities classified as held for sale or closed, if any.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services decreased primarily due to our disposition of nine properties since April 1, 2020 and decreases in occupancy primarily due to the impact of the COVID-19 pandemic at both comparable and non-comparable properties for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, partially offset by increases in average monthly rates at certain of our comparable properties. Additionally, residents fees and services at our comparable properties decreased due to the closure of skilled nursing units during the three months ended June 30, 2021.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses decreased primarily due to our disposition of nine properties since April 1, 2020 and a decrease in property operating expenses at our comparable properties. Property operating expenses at our comparable properties decreased primarily due to decreases in costs associated with staffing and dietary expenses primarily due to reduced occupancy at our comparable properties as a result of the impact of the COVID-19 pandemic and the closure of skilled nursing units during the three months ended June 30, 2021.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Three Months Ended June 30,				As of and For the Three Months Ended June 30,
	2021		2020		2021		2020
Total properties:
Other triple net leased senior living communities	29		29		29		32
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.38	x	1.66	x	1.38	x	1.66	x
Wellness centers (3)	0.94	x	1.73	x	0.94	x	1.73	x
(1)Non-segment operations consists of all of our other operations, including certain senior living communities leased to third party operators and wellness centers, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since April 1, 2020; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended March 31, 2021 and 2020 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale, if any, during the periods presented.

	Three Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Rental income	$9,590	$9,737	$(147)	(1.5)%	$—	$960	$9,590	$10,697	$(1,107)	(10.3)%
NOI	$9,590	$9,737	$(147)	(1.5)%	$—	$960	$9,590	$10,697	$(1,107)	(10.3)%
(1)Consists of properties that we have owned and which have been leased to the same operator continuously since April 1, 2020; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the sale of three senior living communities leased to private operators since April 1, 2020 and a decrease in rental income at our comparable properties, partially offset by increased rents resulting from our purchase of improvements at our comparable properties since April 1, 2020. Rental income decreased at our comparable properties primarily due to lease renewals with tenants of our wellness centers at lower average rental rates. As a result of the COVID-19 pandemic, many of our wellness centers had been ordered closed by state or local executive orders. In February 2021, we entered into lease renewals with the tenant of six of our wellness centers for a five year term at lower cash rental rates until deferred rents become due. We have elected to recognize rental income from this tenant as rent payments are received. In October 2020, the lease for our other four wellness centers was renewed for a 12 year term at a lower average rental rate.
Net operating income. The change in NOI reflects the net changes in rental income described above.
Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to our disposition of 24 properties, certain depreciable leasing related assets becoming fully depreciated and certain of our acquired resident agreements becoming fully amortized since April 1, 2020, partially offset by the purchase of capital improvements at certain of our properties since April 1, 2020.
General and administrative expense. General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to an increase in our base business management fees expense as a result of higher trading prices for our common shares during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Acquisition and certain other transaction related costs. For the three months ended June 30, 2021, acquisition and certain other transaction related costs primarily represent costs incurred in connection with the Master Management Agreement. For the three months ended June 30, 2020, acquisition and certain other transaction related costs primarily represent costs incurred in connection with the 2020 restructuring of our business arrangements with Five Star, or the Restructuring Transaction. For information regarding the Master Management Agreement or the Restructuring Transaction, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impairment of assets. For information about our asset impairment charges, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gain (loss) on sale of properties. Gain (loss) on sale of properties is the net result of our sale of certain of our properties during the three months ended June 30, 2021 and 2020. For further information regarding gain (loss) on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represent the net unrealized gains and losses to adjust our investment in Five Star to its fair value. For further information regarding our investment in Five Star, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The increase in interest and other income is primarily due to $15,748 of funds we received from the U.S. government pursuant to the CARES Act during the three months ended June 30, 2021 compared to $7,346 received during the three months ended June 30, 2020.
Interest expense. Interest expense increased primarily due to our issuance in June 2020 of $1,000,000 aggregate principal amount of our 9.75% senior notes due 2025, our issuance in February 2021 of $500,000 aggregate principal amount of our 4.375% senior notes due 2031 and an increase in average borrowings under our revolving credit facility. This increase was partially offset by our redemption in April 2020 of all $200,000 of our 6.75% senior notes due 2020, our prepayment in June 2020 of our $250,000 term loan, our prepayment in February 2021 of our $200,000 term loan and our redemption in June 2021 of all $300,000 of our 6.75% senior notes due 2021.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt in connection with our redemption of all $300,000 of our 6.75% senior notes due 2021 during the three months ended June 30, 2021. We recorded a loss on early extinguishment of debt in connection with our prepayment of our $250,000 term loan and of a mortgage note during the three months ended June 30, 2020.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the six months ended June 30, 2021 to the six months ended June 30, 2020. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
NOI by segment:
Office Portfolio	$123,513	$130,681	$(7,168)	(5.5)%
SHOP	14,504	81,172	(66,668)	(82.1)%
Non-Segment	19,025	22,425	(3,400)	(15.2)%
Total NOI	157,042	234,278	(77,236)	(33.0)%

Depreciation and amortization	134,041	137,255	(3,214)	(2.3)%
General and administrative	16,668	16,144	524	3.2%
Acquisition and certain other transaction related costs	12,071	750	11,321	nm
Impairment of assets	(174)	42,409	(42,583)	(100.4)%
Gain on sale of properties	30,638	2,614	28,024	nm
Gains and losses on equity securities, net	(12,188)	2,031	(14,219)	nm
Interest and other income	18,873	7,874	10,999	139.7%
Interest expense	(127,748)	(85,624)	(42,124)	49.2%
Gain on lease termination	—	22,896	(22,896)	(100.0)%
Loss on early extinguishment of debt	(2,410)	(427)	(1,983)	nm
Loss from continuing operations before income tax expense	(98,399)	(12,916)	(85,483)	nm
Income tax expense	(429)	(683)	254	(37.2)%
Net loss	(98,828)	(13,599)	(85,229)	nm
Net income attributable to noncontrolling interest	(2,899)	(2,738)	(161)	5.9%
Net loss attributable to common shareholders	$(101,727)	$(16,337)	$(85,390)	nm
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of June 30,		As of June 30,
	2021	2020	2021	2020
Total buildings	113	113	118	129
Total square feet (2)	10,604	10,599	10,927	11,668
Occupancy (3)	92.3%	93.4%	91.0%	92.0%
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

	Six Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Rental income	$182,124	$183,068	$(944)	(0.5)%	$4,003	$11,212	$186,127	$194,280	$(8,153)	(4.2)%
Property operating expenses	(61,217)	(60,329)	888	1.5%	(1,397)	(3,270)	(62,614)	(63,599)	(985)	(1.5)%
NOI	$120,907	$122,739	$(1,832)	(1.5)%	$2,606	$7,942	$123,513	$130,681	$(7,168)	(5.5)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2020, including the life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.
Rental income. Rental income decreased primarily due to our disposition of 20 properties since January 1, 2020, assets being taken out of service and/or undergoing redevelopment and a decrease in rental income at our comparable properties. Rental income decreased at our comparable properties primarily due to decreases in occupancy and tax escalation income, partially offset by increased parking revenue at certain of our comparable properties as states and municipalities have eased restrictions related to the COVID-19 pandemic and tenants' employees have increasingly returned to the office and commercial activity has increased.
Property operating expenses. The decrease in property operating expenses is primarily due to our disposition of 20 properties since January 1, 2020, partially offset by an increase in property operating expenses at our comparable properties. Property operating expenses at our comparable properties increased primarily due to increases in landscaping expenses, utility expenses and other direct costs, partially offset by decreases in real estate taxes at certain of our comparable properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Six Months Ended June 30,		As of and For the Six Months Ended June 30,
	2021	2020	2021	2020
Total properties	228	228	235	241
Number of units	25,423	25,423	25,423	28,348
Occupancy	70.8%	82.5%	70.2%	80.7%
Average monthly rate (2)	$4,299	$4,223	$4,467	$4,535
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

	Six Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Residents fees and services	$503,708	$603,350	$(99,642)	(16.5)%	$205	$32,723	$503,913	$636,073	$(132,160)	(20.8)%
Property operating expenses	(488,084)	(517,781)	(29,697)	(5.7)%	(1,325)	(37,120)	(489,409)	(554,901)	(65,492)	(11.8)%
NOI	$15,624	$85,569	$(69,945)	(81.7)%	$(1,120)	$(4,397)	$14,504	$81,172	$(66,668)	(82.1)%
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2020; excludes communities classified as held for sale or closed, if any.
Residents fees and services. Residents fees and services decreased primarily due to our disposition of nine properties since January 1, 2020 and decreases in occupancy primarily due to the impact of the COVID-19 pandemic at both comparable and non-comparable properties for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, partially offset by increases in average monthly rates at certain of our comparable properties. Additionally, residents fees and services at our comparable properties decreased due to the closure of skilled nursing units during the six months ended June 30, 2021.
Property operating expenses. Property operating expenses decreased primarily due to our disposition of nine properties since January 1, 2020 and a decrease in property operating expenses at our comparable properties. Property operating expenses at our comparable properties decreased primarily due to decreases in costs associated with staffing and dietary expenses primarily due to reduced occupancy at our comparable properties as a result of the impact of the COVID-19 pandemic and the closure of skilled nursing units during the six months ended June 30, 2021.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Six Months Ended June 30,				As of and For the Six Months Ended June 30,
	2021		2020		2021		2020
Total properties:
Other triple net leased senior living communities	29		29		29		32
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.38	x	1.66	x	1.38	x	1.66	x
Wellness centers (3)	0.94	x	1.73	x	0.94	x	1.73	x
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
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended March 31, 2021 and 2020 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale, if any, during the periods presented.

	Six Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Rental income	$19,025	$20,505	$(1,480)	(7.2)%	$—	$1,920	$19,025	$22,425	$(3,400)	(15.2)%
NOI	$19,025	$20,505	$(1,480)	(7.2)%	$—	$1,920	$19,025	$22,425	$(3,400)	(15.2)%
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

Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to our disposition of 32 properties, certain depreciable leasing related assets becoming fully depreciated and certain of our acquired resident agreements becoming fully amortized since January 1, 2020, partially offset by the purchase of capital improvements at certain of our properties since January 1, 2020.
General and administrative expense. General and administrative expense increased primarily due to an increase in our base business management fees expense as a result of higher trading prices for our common shares during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Acquisition and certain other transaction related costs. For the six months ended June 30, 2021, acquisition and certain other transaction related costs primarily represent costs incurred in connection with the Master Management Agreement. For the six months ended June 30, 2020, acquisition and certain other transaction related costs primarily represent costs incurred in connection with the Restructuring Transaction. For information regarding the Master Management Agreement or the Restructuring Transaction, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impairment of assets. For information about our asset impairment charges, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gain on sale of properties. Gain on sale of properties is the net result of our sale of certain of our properties during the six months ended June 30, 2021 and 2020. For further information regarding gain on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represent the net unrealized gains and losses to adjust our investment in Five Star to its fair value. For further information regarding our investment in Five Star, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The increase in interest and other income is primarily due to $18,181 of funds we received from the U.S. government pursuant to the CARES Act during the six months ended June 30, 2021 compared to $7,346 received during the six months ended June 30, 2020.
Interest expense. Interest expense increased primarily due to our issuance in June 2020 of $1,000,000 aggregate principal amount of our 9.75% senior notes due 2025 and our issuance in February 2021 of $500,000 aggregate principal amount of our 4.375% senior notes due 2031. This increase was partially offset by a decrease in average borrowings under our revolving credit facility, our redemption in April 2020 of all $200,000 of our 6.75% senior notes due 2020, our prepayment in June 2020 of our $250,000 term loan, our prepayment in February 2021 of our $200,000 term loan and our redemption in June 2021 of all $300,000 of our 6.75% senior notes due 2021.
Gain on lease termination. Gain on lease termination represents the gain recognized in connection with the Restructuring Transaction. For information regarding the Restructuring Transaction, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt in connection with the amendments to our credit and term loan agreements, our prepayment of our $200,000 term loan and our redemption of all $300,000 of our 6.75% senior notes due 2021 during the six months ended June 30, 2021. We recorded a loss on early extinguishment of debt in connection with our prepayment of our $250,000 term loan and mortgage notes during the six months ended June 30, 2020.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the Securities and Exchange Commission, or SEC, including funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, and NOI for the three and six months ended June 30, 2021 and 2020. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and six months ended June 30, 2021 and 2020 and reconciliations of net income (loss) attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income (loss) attributable to common shareholders per share for these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders	$(34,222)	$(26,072)	$(101,727)	$(16,337)
Depreciation and amortization	67,888	68,825	134,041	137,255
(Gain) loss on sale of properties	(30,760)	168	(30,638)	(2,614)
Impairment of assets	—	31,175	(174)	42,409
Losses (gains) on equity securities, net	3,849	(11,974)	12,188	(2,031)
FFO adjustments attributable to noncontrolling interest	(5,275)	(5,275)	(10,548)	(10,550)
Adjustments to reflect our share of FFO attributable to an equity method investment	(3,005)	1,601	(969)	(2,814)
FFO attributable to common shareholders	(1,525)	58,448	2,173	145,318

Acquisition and certain other transaction related costs	12,071	87	12,071	750
Gain on lease termination	—	—	—	(22,896)
Loss on early extinguishment of debt	370	181	2,410	427
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	1,299	993	1,384	9,127
Normalized FFO attributable to common shareholders	$12,215	$59,709	$18,038	$132,726

Weighted average common shares outstanding (basic)	237,871	237,700	237,853	237,684
Weighted average common shares outstanding (diluted)	237,871	237,700	237,853	237,684

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.14)	$(0.11)	$(0.43)	$(0.07)
FFO attributable to common shareholders	$(0.01)	$0.25	$0.01	$0.61
Normalized FFO attributable to common shareholders	$0.05	$0.25	$0.08	$0.56
Distributions declared	$0.01	$0.01	$0.02	$0.16
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Net Income (Loss) to NOI:
Net loss	$(32,645)	$(24,742)	$(98,828)	$(13,599)

Income tax expense	191	1,126	429	683
Loss from continuing operations before income tax expense	(32,454)	(23,616)	(98,399)	(12,916)
Loss on early extinguishment of debt	370	181	2,410	427
Gain on lease termination	—	—	—	(22,896)
Interest expense	67,657	43,974	127,748	85,624
Interest and other income	(16,038)	(7,736)	(18,873)	(7,874)
Losses (gains) on equity securities, net	3,849	(11,974)	12,188	(2,031)
(Gain) loss on sale of properties	(30,760)	168	(30,638)	(2,614)
Impairment of assets	—	31,175	(174)	42,409
Acquisition and certain other transaction related costs	12,071	87	12,071	750
General and administrative	9,126	7,312	16,668	16,144
Depreciation and amortization	67,888	68,825	134,041	137,255
Total NOI	$81,709	$108,396	$157,042	$234,278

Office Portfolio NOI	$61,483	$64,617	$123,513	$130,681
SHOP NOI	10,636	33,082	14,504	81,172
Non-Segment NOI	9,590	10,697	19,025	22,425
Total NOI	$81,709	$108,396	$157,042	$234,278

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of cash to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, borrowings under our revolving credit facility and proceeds from the disposition of certain properties. We believe that these sources will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:
•our ability to receive rents from our tenants, including in light of the COVID-19 pandemic and its impact on our tenants' businesses;
•our ability to maintain or increase the occupancy of, and the rental rates at, our properties or reduce the extent of the declines in occupancy and rental rates in response to the COVID-19 pandemic and current economic conditions, particularly at our senior living communities;
•our ability to control operating expenses and capital expenses at our properties, including increased operating expenses that we may incur in response to the COVID-19 pandemic; and
•each manager's ability to manage our managed senior living communities, including throughout the COVID-19 pandemic, to maintain or increase our returns and to reduce the extent of the declines in our returns.
We continue to carefully monitor the developments of the COVID-19 pandemic and the resulting economic conditions and their impact on our tenants, managers, operators and other stakeholders, including at our senior living communities.

In February 2021, we issued $500.0 million aggregate principal amount of 4.375% senior notes due 2031. We used net proceeds from this offering to prepay in full our $200.0 million term loan and used the remaining net proceeds and cash on hand to redeem all of our outstanding 6.75% senior notes due 2021 for a redemption price equal to the principal amount of $300.0 million plus accrued and unpaid interest of $10.1 million in June 2021, when these notes became redeemable with no prepayment premium. In addition, on March 31, 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative economic impact resulting from the COVID-19 pandemic may cause further increased pressure on our ability to satisfy financial and other covenants. We may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. As of June 30, 2021, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are not allowed to incur additional debt while this ratio is below 1.5x. For additional responses and measures taken relating to the COVID-19 pandemic, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report and Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the six months ended June 30, 2021, we sold five properties for an aggregate sales price of $104.5 million, excluding closing costs. The measures we have taken to enhance our ability to maintain sufficient liquidity may not sufficiently offset the decrease in cash flows from operations and capital investments we make, particularly during the COVID-19 pandemic, in which case our liquidity would be negatively impacted.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents and restricted cash at beginning of period	$90,849	$52,224
Net cash provided by (used in):
Operating activities	27,046	110,673
Investing activities	19,589	(7,397)
Financing activities	770,605	(61,732)
Cash and cash equivalents and restricted cash at end of period	$908,089	$93,768
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from certain of our senior living community tenants monthly, quarterly or annually.
The decrease in cash provided by operating activities for the six months ended June 30, 2021 compared to the prior period was primarily due to the impact of the COVID-19 pandemic on the senior living communities in our SHOP segment, along with reduced NOI as a result of dispositions of properties during 2020 and 2021. As previously disclosed, we expect that the transition of the management of the 108 senior living communities from Five Star to other third party managers will be completed before year end 2021. We also expect to incur costs related to retention and other transition costs for these communities, which costs may be significant. For the three and six months ended June 30, 2021, we recorded $11.9 million of these costs to acquisition and certain other transaction related costs in our condensed consolidated statements of comprehensive income (loss).
As noted elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, the COVID-19 pandemic has had a substantial adverse impact on our industries. Depending on the duration and severity of this pandemic and the resulting economic conditions, our tenants', managers' and operators' businesses may become significantly adversely affected, which may result in our tenants failing to pay rent to us or not renewing their leases upon expiration and in our senior living community managers realizing decreased returns from our senior living communities. As of August 2, 2021, we granted requests for certain of our tenants to defer rent payments totaling $1.8 million. As of June 30, 2021, we recognized an increase in our accounts receivable balance related to these deferred rent payments of $0.4 million. These tenants are obligated to pay, in most cases, the deferred rents in 12 equal monthly installments, which payments have commenced. For the three months ended June 30, 2021, we collected approximately 99% of our contractual rents due from tenants in our Office Portfolio segment. While these deferred amounts have not negatively impacted our results of operations, the deferred rents have temporarily reduced our operating cash flows. We are handling requests from our tenants for relief on an individual basis. As it relates to our SHOP segment, we have also deferred approximately $22.2 million of payroll taxes as allowed under the CARES Act. These deferred payroll taxes were included in other liabilities in our condensed consolidated balance sheet as of June 30, 2021 and we expect to pay these deferred taxes in the second half of 2021.
Our Investing Liquidity and Resources
The change in cash provided by (used in) investing activities for the six months ended June 30, 2021 compared to the prior period was primarily due to higher proceeds from the sale of real estate properties in the 2021 period compared to the 2020 period, partially offset by an increase in real estate improvements in the 2021 period compared to the 2020 period.
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Office Portfolio segment capital expenditures:
Lease related costs (1)	$10,044	$3,918	$18,402	$8,882
Building improvements (2)	4,437	3,708	6,613	6,373
SHOP segment fixed assets and capital improvements	19,283	8,505	41,813	21,423
Recurring capital expenditures	$33,764	$16,131	$66,828	$36,678

Development, redevelopment and other activities - Office Portfolio segment (3)	$9,689	$14,941	$22,407	$23,155
Development, redevelopment and other activities - SHOP segment (3)	5,345	6,570	11,437	14,999
Total development, redevelopment and other activities	$15,034	$21,511	$33,844	$38,154
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
During the three and six months ended June 30, 2021, we invested $0.6 million and $0.8 million, respectively, in revenue producing capital improvements at certain of our triple net leased senior living communities leased to private operators, and, as a result, annual rent payable to us increased by approximately $0.04 million and $0.05 million, respectively, pursuant to the terms of the applicable leases. We used cash on hand to fund these purchases. These capital improvement amounts are not included in the table above.
We plan to continue investing capital in our senior living communities to better position these communities in their respective markets in order to increase our returns in future years. Our ability to make capital investments is currently limited to $350.0 million per year pursuant to our credit agreement through the Amendment Period.
As of June 30, 2021, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our medical office and life science properties of approximately $49.6 million, of which we expect to spend approximately $43.4 million during the next 12 months. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand and proceeds from the disposition of certain properties.
Our redevelopment in San Diego, CA has been substantially completed and we expect to incur additional leasing costs in 2021 to lease the remaining available space. During the six months ended June 30, 2021, we entered into five leases with a weighted (by annualized rental income) average lease term of approximately 11 years at a weighted average rental rate that is approximately 22% higher than the prior rental rate for the same space at this San Diego, CA property. As of August 2, 2021, we have executed new leases for an aggregate 85% of the leasable square footage at this property. We are currently in the process of redeveloping two properties in our Office Portfolio located in Tempe, AZ and Lexington, MA. These redevelopment projects may require significant capital expenditures and time to complete. We have continued to progress on our redevelopments during 2021 and continue to assess opportunities to redevelop other properties in our portfolio.
In June 2021, we terminated a previously announced agreement to acquire a property which is adjacent to one of our existing properties located in Silver Springs, Maryland.
As noted above, our ability to make capital investments is currently limited pursuant to our credit agreement through the Amendment Period. For further information regarding our acquisitions and dispositions, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Financing Liquidity and Resources
The change in cash provided by (used in) financing activities for the six months ended June 30, 2021 compared to the prior period was primarily due to increased net borrowings under our revolving credit facility, net proceeds from our issuance in February 2021 of $500.0 million aggregate principal amount of our 4.75% senior notes, decreased term loan repayment amounts in the 2021 period compared to the 2020 period, and a reduction in distributions paid to our shareholders in the 2021 period, partially offset by increased senior unsecured notes repayment amounts in the 2021 period compared to the 2020 period and net proceeds from our issuance in June 2020 of $1.0 billion aggregate principal amount of our 9.75% senior notes.
As of June 30, 2021, we had $849.1 million of cash and cash equivalents and were fully drawn under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, investments, capital expenditures and other general business purposes.
In order to fund investments and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a revolving credit facility. The maturity date of our revolving credit facility is January 15, 2022, and, subject to the payment of an extension fee and meeting other conditions, we have two, one year options to extend the maturity date of the facility to January 2024. Our revolving credit facility generally provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. At June 30, 2021, our revolving credit facility required interest to be paid on borrowings at the annual rate of 2.9%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. On March 31, 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. As of June 30, 2021 and August 2, 2021, we were fully drawn under our revolving credit facility.
In January 2021, we amended our credit and term loan agreements in order to provide us with certain flexibility in light of continued uncertainties related to the COVID-19 pandemic. Pursuant to the amendments:
•certain of the financial covenants under our credit and term loan agreements, including covenants that require us to maintain certain financial ratios, have been waived through the Amendment Period;
•the revolving credit facility commitments have been reduced from $1.0 billion to $800.0 million;
•we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit and term loan agreements and agreed to provide first mortgage liens on 62 medical office and life science properties with an aggregate gross book value of real estate assets of $1.0 billion as of June 30, 2021 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things;
•we have the ability to fund $350.0 million of capital expenditures per year and we are restricted in our ability to acquire real property as defined in our credit agreement;
•the interest rate premium over LIBOR under our revolving credit facility and term loan increased by 30 basis points;

•certain covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions), and the minimum liquidity requirement of $200.0 million will remain in place during the Amendment Period; and
•we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, and debt financings to the repayment of any amounts outstanding under our revolving credit facility.
Generally, when significant amounts are outstanding under our revolving credit facility, or as the maturities of our indebtedness approach, we intend to explore refinancing alternatives. Such alternatives may include incurring additional debt, selling certain properties and issuing new equity securities. In addition, we may also seek to expand our existing joint venture arrangements or to participate in additional joint ventures or other arrangements that may provide us additional sources of financing. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also assume debt in connection with our acquisitions of properties or place new debt on properties we own.
During the six months ended June 30, 2021, we paid quarterly cash distributions to our shareholders totaling approximately $4.8 million using existing cash balances. On July 15, 2021, we declared a quarterly distribution payable to common shareholders of record on July 26, 2021 in the amount of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about August 19, 2021 using cash on hand. For further information regarding the distribution we paid during 2021, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due, subject to limitations on debt offerings in agreements governing our debt. Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit and debt ratings, which were recently downgraded, depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. It is uncertain what the duration and severity of the COVID-19 pandemic and its economic impact will be. A protracted economic downturn may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
In February 2021, we issued $500.0 million aggregate principal amount of our 4.375% senior notes due 2031 in an underwritten public offering. These notes are guaranteed by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. We used the net proceeds from this offering to prepay in full our $200.0 million term loan which was scheduled to mature in September 2022. In June 2021, we used the remaining net proceeds from this offering and cash on hand to redeem all of our outstanding 6.75% senior notes due 2021 for a redemption price equal to the principal amount of $300.0 million plus accrued and unpaid interest of $10.1 million, when these notes became redeemable with no prepayment premium. Our next significant debt maturity does not occur until $250.0 million of our senior notes mature in May 2024.
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
Except for the limitations in the amendments to our credit agreement described above, our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval. Further, those plans may be further impacted by the COVID-19 pandemic.

Debt Covenants
Our principal debt obligations at June 30, 2021 were: (1) outstanding borrowings under our $800.0 million revolving credit facility; (2) $2.9 billion outstanding principal amount of senior unsecured notes; and (3) $683.5 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by seven properties. For further information regarding our indebtedness, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of June 30, 2021, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are not allowed to incur additional debt while this ratio is below 1.5x, and as such, prior to falling below the 1.5x incurrence requirement, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. The proceeds from this borrowing may be used for general business purposes. As of June 30, 2021, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. Further, if we believe we would not be able to satisfy our financial or other covenants, we would seek waivers, amendments, or in the case of our public debt covenants, draw upon any undrawn amounts if again available from our revolving credit facility prior to any covenant violation, consistent with our previous approach in March 2021, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We can provide no assurance that we would be able to obtain these waivers or amendments or repay the related debt facilities when due, which would lead to an event of default or potential acceleration of amounts due on our outstanding debt.
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
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of June 30, 2021, all $1.0 billion of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.35 billion of senior unsecured notes do not have the benefit of any guarantees as of June 30, 2021.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

	As of June 30, 2021	As of December 31, 2020
Real estate properties, net	$4,092,063	$4,097,573
Other assets, net	1,105,632	285,747
Total assets	$5,197,695	$4,383,320

Indebtedness, net	$3,610,731	$2,815,049
Other liabilities	285,967	252,956
Total liabilities	$3,896,698	$3,068,005

Six Months Ended June 30, 2021
Revenues	$575,540
Expenses	625,053
Loss from continuing operations	(160,716)
Net loss	(161,145)
Net loss attributable to DHC	(161,145)

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
Impact of Government Reimbursement
For the six months ended June 30, 2021, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
Under the CARES Act, HHS established a Provider Relief Fund as noted elsewhere in this Quarterly Report on Form 10-Q. We have recognized $18,181 as other income with respect to our SHOP segment for the six months ended June 30, 2021.
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

Fixed Rate Debt
At June 30, 2021, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$250,000	4.750%	$11,875	2024	Semi-Annually
Senior unsecured notes	1,000,000	9.750%	97,500	2025	Semi-Annually
Senior unsecured notes	500,000	4.750%	23,750	2028	Semi-Annually
Senior unsecured notes	500,000	4.375%	21,875	2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2046	Quarterly
Mortgage note	11,485	6.280%	721	2022	Monthly
Mortgage note	10,603	4.850%	514	2022	Monthly
Mortgage note	15,632	5.750%	899	2022	Monthly
Mortgage note	15,427	6.640%	1,024	2023	Monthly
Mortgage notes (2)	620,000	3.530%	21,886	2026	Monthly
Mortgage note	10,355	4.444%	460	2043	Monthly
	$3,533,502		$215,817
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
No principal repayments are due under our unsecured notes until maturity. Our mortgage notes generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $35.3 million.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2021, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $31.4 million.
Our senior unsecured notes and certain of our mortgages contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the noteholder. In the past, we have repurchased and retired some of our outstanding debt and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.
Floating Rate Debt
At June 30, 2021, our floating rate debt obligations consisted of $800.0 million outstanding under our revolving credit facility. Our revolving credit facility matures in January 2022, and, subject to the payment of an extension fee and meeting other conditions, we have two, one year options to extend the maturity date of the facility to January 2024. Generally, no principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty.

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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2021 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At June 30, 2021	2.85%	$800,000	$22,800	$0.10
One percentage point increase	3.85%	$800,000	$30,800	$0.13
(1)Interest rate under our revolving credit facility as of June 30, 2021.
(2)Based on weighted average number of shares outstanding (basic and diluted) for the six months ended June 30, 2021.
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

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its impact on us and our tenants', managers' and operators' businesses, including the ability of our tenants and senior living community residents to pay rent to us,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•The ability of our senior living community managers to minimize the negative impact from the COVID-19 pandemic on our senior living communities and to manage them profitably and increase our returns,
•Our belief that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including the senior living industry,
•Our belief that the healthcare sector and many of our tenants, managers and operators provide essential services across the United States and the implication that our and our tenants', managers' and operators' businesses will remain open to provide such essential services,
•Our expectations regarding the quality and future performance of the new third party managers of the 41 senior living communities we have recently transitioned from Five Star and the 35 senior living communities we expect to transition from Five Star in the near term,
•Our expectation that we will execute agreements to transition 32 of our senior living communities that are currently being managed by Five Star to new managers by the end of 2021,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Our ability to retain our existing tenants, attract new tenants and maintain or increase current rental rates on terms as favorable to us as our prior leases,
•The credit qualities of our tenants,
•Our ability to compete for tenancies and acquisitions effectively,
•Our potential receipt of any additional funding under the CARES Act,
•Our expectation that our redevelopment projects will be completed on budget by the estimated completion dates,
•Our acquisitions and sales of properties,
•Our closures of senior living communities,
•Our ability to raise debt or equity capital,
•Our ability to complete dispositions,
•The future availability of borrowings under our revolving credit facility,
•Our policies and plans regarding investments, financings and dispositions,
•Whether we may contribute additional properties to our joint venture and receive proceeds from the other investors in the joint venture in connection with those contributions,

•Our ability to pay interest on and principal of our debt,
•Our ability to appropriately balance our use of debt and equity capital,
•Our credit ratings,
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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impacts of the COVID-19 pandemic and its aftermath on us and our tenants', managers' and operators' businesses,
•The impact of conditions in the economy and the capital markets on us and our tenants, managers and operators,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Competition within the healthcare and real estate industries, particularly in those markets in which our properties are located,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Five Star, RMR LLC and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•Under the current economic conditions, our tenants, managers and operators may not be able to profitably operate their businesses at our properties, our tenants may become unable or unwilling to pay rent owed to us, or the managers or operators of our senior living communities may be unable to generate our minimum returns for sustained periods as a result of the COVID-19 pandemic or otherwise. Additionally, our ability to borrow under our credit facility is subject to us satisfying financial and other covenants, and if we default under our credit facility or other debt obligations due to the impacts of the COVID-19 pandemic or otherwise, we may be required to repay our outstanding borrowings and other debt. Further, although we have taken steps to enhance our ability to maintain sufficient liquidity, unanticipated events, such as emergencies in addition to, or as an expansion of, the current impacts of the COVID-19 pandemic, may require us to expend amounts not currently planned,
•This Quarterly Report on Form 10-Q states that vaccination clinics at senior living communities in our SHOP segment have been completed; however, even though vaccinations have been administered, the senior living industry may not recover to pre-pandemic levels for an extended period of time or at all if market preferences and practices result in older adults utilizing less services of the type offered at our communities,
•Five Star has experienced, and our other senior living community managers may experience, operating and financial challenges resulting from a number of factors, some of which are beyond Five Star's or any such other manager's control, and which challenges impact our operating results from our managed senior living communities, including, but not limited to:

•The impact of conditions in the economy and the capital markets on Five Star and our other senior living community managers and their residents, clients and other customers,
•Competition within the senior living and other health and wellness related services businesses,
•Older adults delaying or forgoing moving into senior living communities or purchasing health and wellness services from Five Star and our other senior living community managers,
•Increases in Five Star's and our other senior living community managers' labor costs or in costs Five Star or any such other manager pays for goods and services,
•Increases in tort and insurance liability costs,
•Five Star's and our other senior living community managers' operating and debt leverage,
•Changes in Medicare or Medicaid policies and regulations or the possible future repeal, replacement or modification of these or other existing or proposed legislation or regulations,
•Delays or nonpayment of government payments to Five Star or any of our other senior living community managers,
•Compliance with, and changes to, federal, state and local laws and regulations that could affect Five Star's and our other senior living community managers' services or impose requirements, costs and administrative burdens that may reduce Five Star's and such other managers' ability to profitably operate their businesses,
•Five Star's and our other senior living community managers' exposure to litigation and regulatory and government proceedings due to the nature of their businesses, including adverse determinations resulting from government reviews, audits and investigations and unanticipated costs to comply with legislative or regulatory developments, and
•Ongoing healthcare reform efforts, including continued efforts by third-party payers to reduce costs,
•We have not executed any new management agreement for the 32 remaining senior living communities to be transitioned from Five Star to other third party managers, and we may be unable to identify new managers for those communities that we believe are sufficiently qualified or we may be unable to reach agreement with any such managers on management terms before year end 2021 or at all, and any agreement we may reach with any such managers may not be on the terms we currently expect or desire, and may not be equal to or more favorable to us than the terms of our current management arrangements with Five Star, and further, transitions may not be successful and such managers may not be able to manage our senior living communities profitably or increase our returns,
•We own a significant number of Five Star common shares and we expect to own these shares for the foreseeable future. However, we may sell some or all of our Five Star common shares, or our ownership interest in Five Star may otherwise be diluted in the future,
•Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year, due to the operating challenges and uncertain economic challenges as a result of the COVID-19 pandemic. Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees will consider many factors when setting or resetting our distribution rate, including our historical and projected net income, Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our expected needs for and availability of cash to pay our obligations and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution may change and may vary from our expectations. Accordingly, future distributions to our shareholders may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•We may be unable to repay our debt obligations when they become due,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Subject to limitations on acquisitions in agreements governing our debt, we plan to selectively sell certain properties from time to time to fund future acquisitions, and to strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. In addition, to reduce our leverage, we have sold properties and other assets. We cannot be sure we will sell any of these properties or what the terms or timing of any such sales may be. In addition, in the case of our capital recycling program, we cannot be sure that we will acquire replacement properties that improve the quality of our portfolio or our ability to increase our distributions to shareholders, and, we may sell properties at prices that are less than expected and less than their carrying values and therefore incur losses,
•Contingencies in our acquisition and sale agreements that we may enter may not be satisfied and any acquisitions and sales pursuant to such agreements and any related management arrangements we may expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•The capital investments we are making at our senior living communities and our plan to invest additional capital into our senior living communities to better position them in their respective markets in order to increase our future returns may not be successful and may not achieve our expected results. Our senior living communities may not be competitive, despite these capital investments, or these capital investments may be delayed due to the COVID-19 pandemic,
•Our redevelopment projects may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects, and any letters of intent we entered and may enter into to lease our redevelopment projects may not materialize,
•We may spend more for capital expenditures than we currently expect,
•Our existing joint venture and any other joint ventures that we may enter may not be successful,
•Our tenants may experience losses and default on their rent obligations to us,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Our ability to grow our business and maintain or increase our distributions to shareholders depends in large part upon our ability to buy properties and arrange for their profitable operation or lease them for rents, less their property operating expenses, that exceed our capital costs. We are currently generally prohibited from making acquisitions pursuant to our credit agreement during the Amendment Period. In addition, even after these restrictions expire, we may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchase of any properties we do want to acquire. In addition, we may not realize the returns we expect on any properties we acquire,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Although we have obtained a waiver from compliance with certain financial covenants under our credit agreement through June 2022, if our operating results and financial condition are further significantly and adversely impacted by current economic conditions or otherwise, we may fail to comply with the terms of the waiver and other requirements under our credit agreement, and we may also fail to satisfy certain financial requirements under the agreements governing our public debt. For example, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of June 30, 2021, and we cannot be certain how long this ratio will remain below 1.5x. We are prohibited from incurring additional debt while this ratio is below 1.5x, but are not required to repay outstanding debt as a result of failure to comply with this financial requirement. We are currently fully drawn under our revolving credit facility and could also be required to repay our outstanding debt in the event of non-compliance with certain other requirements of our credit agreement or the agreements governing our public debt. We may therefore experience future liquidity constraints, as we are prohibited from incurring additional debt under our credit agreement or otherwise for failure to comply with the requirements of our credit agreement and the agreements governing our public debt, and we will be limited to our cash on hand or be forced to raise additional sources of capital or take other measures to maintain adequate liquidity,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,
•We have options to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•The premiums used to determine the interest rate payable on our revolving credit facility and the facility fee payable on our revolving credit facility are based on our credit ratings, which are subject to change,
•For the three months ended June 30, 2021, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments,
•Circumstances that adversely affect the ability of seniors or their families to pay for our managers' or operators' services, such as economic downturns, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,
•It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,
•Our senior living communities are subject to extensive government regulation, licensure and oversight. We sometimes experience deficiencies in the operation of our senior living communities and some of our communities may be prohibited from admitting new residents or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to obtain licenses for or attract residents to our other communities,
•We believe that our relationships with our related parties, including Five Star and RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, new legislation or regulations affecting our business or the businesses of our tenants, managers or operators, changes in our tenants', managers' or operators' revenues or costs, worsening or lack of improvement of Five Star's financial condition or changes in our other tenants', managers' or operators' financial conditions, deficiencies in operations by a tenant, manager or operator of one or more of our senior living communities, changed Medicare or Medicaid rates, acts of terrorism, pandemics, natural disasters or changes in capital markets or the economy generally.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2021:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2021	13,906	$4.18	—	$—
Total	13,906	$4.18	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former officers and employees of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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

4.10
Supplemental Indenture, dated as of March 5, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 9.750% Senior Notes due 2025. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.11
Fourth Supplemental Indenture, dated as of February 8, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 4.375% Senior Notes due 2031, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.)

4.12
Supplemental Indenture, dated as of March 5, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 4.375% Senior Notes due 2025. (Incorporated by reference to the Company's Quarterly Report for the quarter ended March 31, 2021.)

4.13
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 8, 2015.)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 4, 2021.)
10.2
Amended and Restated Master Management Agreement, dated as of June 9, 2021, among the Company and certain of its subsidiaries, and Five Star and certain of its subsidiaries. (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 9, 2021.)

10.3
Amended and Restated Guaranty Agreement, dated as of June 9, 2021, by Five Star for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 9, 2021.)

10.4
Third Amended and Restated Property Management Agreement, dated as of June 9, 2021, between the Company and RMR LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 9, 2021.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED HEALTHCARE TRUST

	By:	/s/ Jennifer F. (Francis) Mintzer
Jennifer F. (Francis) Mintzer
President and Chief Executive Officer

Dated: August 4, 2021

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: August 4, 2021