Form 10-Q
period 2021-09-30
DIVERSIFIED HEALTHCARE TRUST
filed 2021-11-03
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of November 1, 2021: 238,994,894

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

September 30, 2021

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Real estate properties:
Land	$793,555	$789,125
Buildings and improvements	6,760,990	6,621,605
Total real estate properties, gross	7,554,545	7,410,730
Accumulated depreciation	(1,841,172)	(1,694,901)
Total real estate properties, net	5,713,373	5,715,829

Assets of properties held for sale	—	112,437
Cash and cash equivalents	794,739	74,417
Restricted cash	16,698	16,432
Acquired real estate leases and other intangible assets, net	252,629	286,513
Other assets, net	288,609	270,796
Total assets	$7,066,048	$6,476,424

Liabilities and Equity
Revolving credit facility	$800,000	$—
Term loan, net	—	199,049
Senior unsecured notes, net	2,805,154	2,608,189
Secured debt and finance leases, net	689,044	691,573
Liabilities of properties held for sale	—	3,525
Accrued interest	47,234	23,772
Assumed real estate lease obligations, net	61,335	67,830
Other liabilities	253,624	263,264
Total liabilities	4,656,391	3,857,202

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 238,995,435 and 238,268,478 shares issued and outstanding, respectively	2,390	2,383
Additional paid in capital	4,615,162	4,613,904
Cumulative net income	1,722,039	1,913,109
Cumulative distributions	(4,040,709)	(4,033,559)
Total equity attributable to common shareholders	2,298,882	2,495,837
Noncontrolling interest:
Total equity attributable to noncontrolling interest	110,775	123,385
Total equity	2,409,657	2,619,222
Total liabilities and equity	$7,066,048	$6,476,424
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$101,403	$104,238	$306,555	$320,943
Residents fees and services	236,013	290,101	739,926	926,174
Total revenues	337,416	394,339	1,046,481	1,247,117

Expenses:
Property operating expenses	266,073	315,650	818,096	934,150
Depreciation and amortization	68,702	67,211	202,743	204,466
General and administrative	8,870	6,988	25,538	23,132
Acquisition and certain other transaction related costs	3,108	53	15,179	803
Impairment of assets	—	64,202	(174)	106,611
Total expenses	346,753	454,104	1,061,382	1,269,162

Gain (loss) on sale of properties	200	(211)	30,838	2,403
Gains and losses on equity securities, net	(14,755)	12,510	(26,943)	14,541
Interest and other income	976	134	19,849	8,008
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $3,948, $2,448, $9,777 and $5,574, respectively)	(64,493)	(58,091)	(192,241)	(143,715)
Gain on lease termination	—	—	—	22,896
Loss on early extinguishment of debt	—	—	(2,410)	(427)
Loss from continuing operations before income tax expense	(87,409)	(105,423)	(185,808)	(118,339)
Income tax expense	(595)	(365)	(1,024)	(1,048)
Net loss	(88,004)	(105,788)	(186,832)	(119,387)
Net income attributable to noncontrolling interest	(1,339)	(1,100)	(4,238)	(3,838)
Net loss attributable to common shareholders	$(89,343)	$(106,888)	$(191,070)	$(123,225)

Weighted average common shares outstanding (basic)	238,008	237,752	237,905	237,707
Weighted average common shares outstanding (diluted)	238,008	237,752	237,905	237,707

Per common share amounts (basic and diluted):
Net loss attributable to common shareholders	$(0.38)	$(0.45)	$(0.80)	$(0.52)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2020:	238,268,478	$2,383	$4,613,904	$1,913,109	$(4,033,559)	$2,495,837	$123,385	$2,619,222
Net (loss) income	—	—	—	(67,505)	—	(67,505)	1,322	(66,183)
Distributions	—	—	—	—	(2,383)	(2,383)	—	(2,383)
Share grants	—	—	228	—	—	228	—	228
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,694)	(5,694)
Balance at March 31, 2021:	238,268,478	2,383	4,614,132	1,845,604	(4,035,942)	2,426,177	119,013	2,545,190
Net (loss) income	—	—	—	(34,222)	—	(34,222)	1,577	(32,645)
Distributions	—	—	—	—	(2,383)	(2,383)	—	(2,383)
Share grants	120,000	1	675	—	—	676	—	676
Share repurchases	(13,906)	—	(59)	—	—	(59)	—	(59)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,630)	(5,630)
Balance at June 30, 2021:	238,374,572	2,384	4,614,748	1,811,382	(4,038,325)	2,390,189	114,960	2,505,149
Net (loss) income	—	—	—	(89,343)	—	(89,343)	1,339	(88,004)
Distributions	—	—	—	—	(2,384)	(2,384)	—	(2,384)
Share grants	718,000	7	738	—	—	745	—	745
Share repurchases	(94,937)	(1)	(321)	—	—	(322)	—	(322)
Share forfeitures	(2,200)	—	(3)	—	—	(3)	—	(3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,524)	(5,524)
Balance at September 30, 2021:	238,995,435	$2,390	$4,615,162	$1,722,039	$(4,040,709)	$2,298,882	$110,775	$2,409,657
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

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(186,832)	$(119,387)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	202,743	204,466
Net amortization of debt premiums, discounts and issuance costs	9,777	5,574
Straight line rental income	(3,804)	(3,029)
Amortization of acquired real estate leases	(5,563)	(5,559)
Loss on early extinguishment of debt	2,410	51
Gain on lease termination	—	(22,896)
Impairment of assets	(174)	106,611
Gain on sale of properties	(30,838)	(2,403)
Gains and losses on equity securities, net	26,943	(14,541)
Other non-cash adjustments, net	(1,183)	(1,662)
Change in assets and liabilities:
Deferred leasing costs, net	(11,736)	(5,522)
Other assets	(29,227)	(35,417)
Accrued interest	23,462	29,604
Other liabilities	(9,176)	23,089
Net cash (used in) provided by operating activities	(13,198)	158,979

Cash flows from investing activities:
Real estate acquisitions and deposits	—	(2,526)
Real estate improvements	(126,142)	(118,141)
Proceeds from sale of properties, net	103,257	78,244
Distributions in excess of earnings from Affiliates Insurance Company	—	287
Net cash used in investing activities	(22,885)	(42,136)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net	492,500	985,000
Proceeds from borrowings on revolving credit facility	800,000	430,500
Repayments of borrowings on revolving credit facility	—	(968,000)
Repayment of senior unsecured notes	(300,000)	(200,000)
Repayment of term loan	(200,000)	(250,000)
Repayment of other debt	(2,349)	(5,189)
Loss on early extinguishment of debt settled in cash	—	(376)
Payment of debt issuance costs	(9,101)	(5,306)
Repurchase of common shares	(381)	(171)
Distributions to noncontrolling interest	(16,848)	(16,707)
Distributions to shareholders	(7,150)	(40,443)
Net cash provided by (used in) financing activities	756,671	(70,692)

Increase in cash and cash equivalents and restricted cash	720,588	46,151
Cash and cash equivalents and restricted cash at beginning of period	90,849	52,224
Cash and cash equivalents and restricted cash at end of period	$811,437	$98,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$160,091	$109,689
Income taxes paid	$1,985	$381

Non-cash investing activities:
Five Star Senior Living Inc. common stock	$—	$97,896
Restructuring transaction additional consideration	$—	$(75,000)
Real estate improvements accrued, not paid	$15,751	$21,342
Capitalized interest	$1,089	$1,152

Non-cash financing activities:
Distribution to common shareholders of the right to receive Five Star Senior Living Inc. common stock	$—	$(59,801)
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of September 30,
	2021	2020
Cash and cash equivalents	$794,739	$82,241
Restricted cash (1)	16,698	16,134
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$811,437	$98,375
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
We are party to a joint venture arrangement with an institutional investor. This joint venture arrangement owns a life science property located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We have determined that this joint venture is a variable interest entity, or VIE, as defined under the Consolidation Topic of the FASB Accounting Standards Codification. We concluded that we must consolidate this VIE because we are the entity with the power to direct the activities that most significantly impact the VIE's economic performance and we have the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore are the primary beneficiary of the VIE. The assets of this VIE were $935,340 and $970,142 as of September 30, 2021 and December 31, 2020, respectively, and consist primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $690,714 and $697,129 as of September 30, 2021 and December 31, 2020, respectively, and consist primarily of mortgage debts secured by the property. The investor's interest in this consolidated entity is reflected as a noncontrolling interest in our condensed consolidated financial statements. See Note 6 for further information about this joint venture.

Note 2.  Real Estate Properties
As of September 30, 2021, we owned 392 properties located in 36 states and Washington, D.C., including one life science property owned in a joint venture arrangement in which we own a 55% equity interest.
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
During the nine months ended September 30, 2021, we recorded a reversal of impairment charges of $174 related to the estimated costs to sell 10 senior living communities that were classified as held for sale as of December 31, 2020 and changed the status of those communities from held for sale to held and used as of March 31, 2021.
Acquisitions and Dispositions:
During the nine months ended September 30, 2021, we sold five properties for an aggregate sales price of $104,500, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions, individually or in the aggregate, and we do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Square Feet	Sales Price (1)	Gain (Loss) on Sale
February 2021	Pennsylvania	Medical Office	1	92,000	$9,000	$(122)
April 2021	Florida	Life Science and Medical Office	4	263,656	95,500	30,760
			5		$104,500	$30,638
(1)Sales price excludes closing costs.
During the nine months ended September 30, 2021, we recognized a gain of $200 related to the sales of skilled nursing bed licenses at certain of our senior living communities.

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
We increased rental income to record revenue on a straight line basis by $1,679 and $491 for the three months ended September 30, 2021 and 2020, respectively, and $3,804 and $3,029 for the nine months ended September 30, 2021 and 2020, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $108,180 and $104,803 of straight line rent receivables at September 30, 2021 and December 31, 2020, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $17,930 and $18,501 for the three months ended September 30, 2021 and 2020, respectively, of which tenant reimbursements totaled $17,875 and $18,550, respectively, and $54,634 and $56,792 for the nine months ended September 30, 2021 and 2020, respectively, of which tenant reimbursements totaled $54,495 and $56,742, respectively.
Certain of our tenants requested relief from their obligations to pay rent due to us in response to the current economic conditions resulting from the COVID-19 pandemic. In most cases, these tenants granted deferrals were obligated to pay the deferred rents in 12 equal monthly installments beginning in September 2020. As of September 30, 2021 and December 31, 2020, deferred payments totaling $84 and $1,486, respectively, are included in other assets, net in our condensed consolidated

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
balance sheets. These deferred amounts did not negatively impact our operating results for the three or nine months ended September 30, 2021 or 2020.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $4,174 and $4,366, respectively, as of September 30, 2021, and $4,237 and $4,410, respectively, as of December 31, 2020. The right of use asset and related lease liability are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.

Note 4.  Indebtedness
Our principal debt obligations at September 30, 2021 were: (1) outstanding borrowings under our $800,000 revolving credit facility; (2) $2,850,000 outstanding principal amount of senior unsecured notes; and (3) $683,008 aggregate principal amount of mortgage notes secured by seven properties, of which $620,000 is related to the life science property owned by a joint venture arrangement in which we own a 55% equity interest. These seven mortgaged properties had a gross book value of $948,813 at September 30, 2021. We also had two properties subject to finance leases with lease obligations totaling $6,937 at September 30, 2021; these two properties had gross book value and accumulated depreciation of $36,319 and $18,014, respectively, at September 30, 2021, and $35,676 and $17,579, respectively, at December 31, 2020, and the finance leases expire in 2026.
We have a $800,000 revolving credit facility that is available for general business purposes. As of September 30, 2021, the maturity date of our revolving credit facility was January 2022. In October 2021, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2023. Subject to the payment of an extension fee and meeting other conditions, we have an additional option to extend the maturity date of the facility by one year to January 2024. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2021, our revolving credit facility required interest to be paid on borrowings at the annual rate of 2.9%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility.
The weighted average annual interest rates for borrowings under our revolving credit facility were 2.9% and 2.6% for the three months ended September 30, 2021 and 2020, respectively, and 2.9% and 2.2% for the nine months ended September 30, 2021 and 2020, respectively. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. On March 31, 2021, we borrowed $800,000 under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. As of September 30, 2021 and November 1, 2021, we were fully drawn under our revolving credit facility.
In February 2021, we issued $500,000 aggregate principal amount of our 4.375% senior notes due 2031 in an underwritten public offering raising net proceeds of $491,357, after deducting estimated offering expenses and underwriters' discounts. These notes are guaranteed by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under the agreement governing our revolving credit facility, or our credit agreement, and require semi-annual interest payments through maturity. We used the net proceeds from this offering to prepay in full in February 2021 our $200,000 term loan which was scheduled to mature in September 2022. The weighted average interest rate under our $200,000 term loan was 2.9% for the period from January 1, 2021 to February 7, 2021 and 2.7% for each of the three and nine months ended September 30, 2020. As a result of the prepayment of our $200,000 term loan, we recorded a loss on early extinguishment of debt of $1,477 for the nine months ended September 30, 2021. In June 2021, we used the remaining net proceeds from this offering and cash on hand to redeem all of our outstanding 6.75% senior notes due 2021 for a redemption price equal to the principal amount of $300,000 plus accrued and unpaid interest of $10,125, when these notes became redeemable with no prepayment premium. In connection with this redemption, we recorded a loss on early extinguishment of debt of $370 for the nine months ended September 30, 2021.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
In January 2021, we and our lenders amended the agreements governing our revolving credit facility and our $200,000 term loan, or collectively, our credit and term loan agreements, in order to provide us with certain flexibility in light of continued uncertainties related to the COVID-19 pandemic. Pursuant to the amendments:
•certain of the financial covenants under our credit and term loan agreements, including covenants that require us to maintain certain financial ratios, have been waived through June 2022, or the Amendment Period;
•the revolving credit facility commitments have been reduced from $1,000,000 to $800,000, and as a result of the reduction in commitments, we recorded a loss on early extinguishment of debt of $563 for the nine months ended September 30, 2021;
•we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit and term loan agreements and agreed to provide, and as of September 2021 had provided, first mortgage liens on 61 medical office and life science properties with an aggregate gross book value of real estate assets of $991,074 as of September 30, 2021 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things;
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
In September 2021, we and our lenders further amended our credit agreement. Among other things, the amendment sets forth the mechanics for establishing a replacement benchmark rate under our credit agreement at such time as LIBOR is no longer available to calculate interest payable on amounts outstanding thereunder.
Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our credit agreement restricts our ability to make distributions under certain circumstances. As of September 30, 2021, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are not allowed to incur additional debt while this ratio is below 1.5x on a pro forma basis. We believe we were in compliance with the remaining terms and conditions of the respective covenants under our credit agreement and our senior unsecured notes indentures and their supplements at September 30, 2021. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at September 30, 2021, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in Five Star (1)	$46,829	$46,829	$—	$—
(1)Our 10,691,658 shares of common stock of Five Star Senior Living Inc., or Five Star, are included in other assets, net in our condensed consolidated balance sheets, and are reported at fair value, which is based upon quoted market prices on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs). Our adjusted cost basis for these shares was $44,448 as of September 30, 2021. During the three months ended September 30, 2021 and 2020, we recorded an unrealized loss of $14,755 and an unrealized gain of $12,510, respectively, and during the nine months ended September 30, 2021 and 2020, we recorded an unrealized loss of $26,943 and an unrealized gain of $14,541, respectively, which are included in gains and losses on equity securities, net in our condensed consolidated statements of comprehensive income (loss), to adjust the carrying value of our investment in Five Star common shares to their fair value. See Note 11 for further information about our investment in Five Star.
In addition to the assets described in the table above, our financial instruments at September 30, 2021 and December 31, 2020 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loan, senior unsecured notes, secured debt and finance leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of September 30, 2021		As of December 31, 2020
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 6.750% coupon rate, due 2021	$—	$—	$299,273	$303,891
Senior unsecured notes, 4.750% coupon rate, due 2024	249,278	258,096	249,068	256,258
Senior unsecured notes, 9.750% coupon rate, due 2025	987,017	1,094,415	984,359	1,135,800
Senior unsecured notes, 4.750% coupon rate, due 2028	491,881	505,630	490,925	502,648
Senior unsecured notes, 4.375% coupon rate, due 2031	491,913	485,743	—	—
Senior unsecured notes, 5.625% coupon rate, due 2042	342,088	337,540	341,802	330,120
Senior unsecured notes, 6.250% coupon rate, due 2046	242,977	250,300	242,762	245,000
Secured debts (2) (3)	689,044	707,026	691,573	716,185
	$3,494,198	$3,638,750	$3,299,762	$3,489,902
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
We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 input) as of September 30, 2021. We estimated the fair values of our four issuances of senior unsecured notes due 2024, 2025, 2028 and 2031 using an average of the bid and ask price on Nasdaq on or about September 30, 2021

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
(Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

Note 6. Noncontrolling Interest
We are party to a joint venture arrangement with an institutional investor for one of our life science properties located in Boston, Massachusetts. The investor owns a 45% equity interest in the joint venture, and we own the remaining 55% equity interest in the joint venture. We continue to control this property and therefore continue to account for this property on a consolidated basis in our condensed consolidated financial statements under the VIE model. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,339 and $1,100 for the three months ended September 30, 2021 and 2020, respectively, and $4,238 and $3,838 for the nine months ended September 30, 2021 and 2020, respectively, is reported as a noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). The joint venture made aggregate cash distributions to the other joint venture investor of $5,524 and $5,324 for the three months ended September 30, 2021 and 2020, respectively, and $16,848 and $16,707 for the nine months ended September 30, 2021 and 2020, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated balance sheets. As of September 30, 2021, this joint venture held real estate assets with an aggregate net book value of $690,382, subject to mortgage notes of $620,000.
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
On September 15, 2021, we awarded under our equity compensation plan an aggregate of 718,000 of our common shares, valued at $3.41 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR LLC.
Common Share Repurchases:
During the three and nine months ended September 30, 2021, we purchased an aggregate of 94,937 and 108,843 of our common shares, respectively, valued at a weighted average share price of $3.39 and $3.49 per share, respectively, from our officers and certain current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the nine months ended September 30, 2021, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 14, 2021	January 25, 2021	February 18, 2021	$0.01	$2,383
April 15, 2021	April 26, 2021	May 20, 2021	0.01	2,383
July 15, 2021	July 26, 2021	August 19, 2021	0.01	2,384
			$0.03	$7,150

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
On October 14, 2021, we declared a quarterly distribution to common shareholders of record on October 25, 2021 of $0.01 per share, or approximately $2,390 in aggregate. We expect to pay this distribution on or about November 18, 2021.

Note 8.  Segment Reporting
We operate in, and report financial information for, the following two segments: Office Portfolio and senior housing operating portfolio, or SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and in some instances care and other services for residents where we pay fees to managers to operate the communities.
We also report “non-segment” operations, which consists of triple net leased senior living communities that are leased to operators from which we receive rents, and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

	For the Three Months Ended September 30, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$91,520	$—	$9,883	$101,403
Residents fees and services	—	236,013	—	236,013
Total revenues	91,520	236,013	9,883	337,416

Expenses:
Property operating expenses	32,386	233,687	—	266,073
Depreciation and amortization	32,142	33,688	2,872	68,702
General and administrative	—	—	8,870	8,870
Acquisition and certain other transaction related costs	—	—	3,108	3,108
Total expenses	64,528	267,375	14,850	346,753

Gain on sale of properties	—	200	—	200
Losses on equity securities, net	—	—	(14,755)	(14,755)
Interest and other income	—	786	190	976
Interest expense	(6,053)	(523)	(57,917)	(64,493)
Income (loss) from continuing operations before income tax expense	20,939	(30,899)	(77,449)	(87,409)
Income tax expense	—	—	(595)	(595)
Net income (loss)	20,939	(30,899)	(78,044)	(88,004)
Net income attributable to noncontrolling interest	(1,339)	—	—	(1,339)
Net income (loss) attributable to common shareholders	$19,600	$(30,899)	$(78,044)	$(89,343)

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$277,647	$—	$28,908	$306,555
Residents fees and services	—	739,926	—	739,926
Total revenues	277,647	739,926	28,908	1,046,481

Expenses:
Property operating expenses	95,000	723,096	—	818,096
Depreciation and amortization	96,577	97,587	8,579	202,743
General and administrative	—	—	25,538	25,538
Acquisition and certain other transaction related costs	—	—	15,179	15,179
Impairment of assets	—	(174)	—	(174)
Total expenses	191,577	820,509	49,296	1,061,382

Gain on sale of properties	30,638	200	—	30,838
Losses on equity securities, net	—	—	(26,943)	(26,943)
Interest and other income	—	18,967	882	19,849
Interest expense	(17,984)	(1,576)	(172,681)	(192,241)
Loss on early extinguishment of debt	—	—	(2,410)	(2,410)
Income (loss) from continuing operations before income tax expense	98,724	(62,992)	(221,540)	(185,808)
Income tax expense	—	—	(1,024)	(1,024)
Net income (loss)	98,724	(62,992)	(222,564)	(186,832)
Net income attributable to noncontrolling interest	(4,238)	—	—	(4,238)
Net income (loss) attributable to common shareholders	$94,486	$(62,992)	$(222,564)	$(191,070)
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services, or HHS, established a Provider Relief Fund. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned to HHS. We have recognized $18,967 and $7,346 as other income with respect to our SHOP segment for the nine months ended September 30, 2021 and 2020, respectively. We have applied for additional funds that may be available under the CARES Act Provider Relief Fund; however, we may not receive any additional funding.

	As of September 30, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$2,990,711	$2,948,995	$1,126,342	$7,066,048

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$94,235	$—	$10,003	$104,238
Residents fees and services	—	290,101	—	290,101
Total revenues	94,235	290,101	10,003	394,339

Expenses:
Property operating expenses	33,448	282,202	—	315,650
Depreciation and amortization	32,816	31,570	2,825	67,211
General and administrative	—	—	6,988	6,988
Acquisition and certain other transaction related costs	—	—	53	53
Impairment of assets	1,334	62,868	—	64,202
Total expenses	67,598	376,640	9,866	454,104

Loss on sale of properties	(169)	(42)	—	(211)
Gains on equity securities, net	—	—	12,510	12,510
Interest and other income	—	—	134	134
Interest expense	(6,068)	(552)	(51,471)	(58,091)
Income (loss) from continuing operations before income tax expense	20,400	(87,133)	(38,690)	(105,423)
Income tax expense	—	—	(365)	(365)
Net income (loss)	20,400	(87,133)	(39,055)	(105,788)
Net income attributable to noncontrolling interest	(1,100)	—	—	(1,100)
Net income (loss) attributable to common shareholders	$19,300	$(87,133)	$(39,055)	$(106,888)

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$288,515	$—	$32,428	$320,943
Residents fees and services	—	926,174	—	926,174
Total revenues	288,515	926,174	32,428	1,247,117

Expenses:
Property operating expenses	97,047	837,103	—	934,150
Depreciation and amortization	97,213	98,385	8,868	204,466
General and administrative	—	—	23,132	23,132
Acquisition and certain other transaction related costs	—	—	803	803
Impairment of assets	8,090	98,521	—	106,611
Total expenses	202,350	1,034,009	32,803	1,269,162

Gain (loss) on sale of properties	2,613	(210)	—	2,403
Gains on equity securities, net	—	—	14,541	14,541
Interest and other income	—	7,346	662	8,008
Interest expense	(18,140)	(1,676)	(123,899)	(143,715)
Gain on lease termination	—	—	22,896	22,896
Loss on early extinguishment of debt	(401)	—	(26)	(427)
Income (loss) from continuing operations before income tax expense	70,237	(102,375)	(86,201)	(118,339)
Income tax expense	—	—	(1,048)	(1,048)
Net income (loss)	70,237	(102,375)	(87,249)	(119,387)
Net income attributable to noncontrolling interest	(3,838)	—	—	(3,838)
Net income (loss) attributable to common shareholders	$66,399	$(102,375)	$(87,249)	$(123,225)

	As of December 31, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,092,289	$2,912,570	$471,565	$6,476,424

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
•as consideration for these share issuances, we provided Five Star with $75,000 of additional consideration by assuming certain of Five Star's working capital liabilities and through cash payments, resulting in a gain on lease termination of

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
$22,896 for the nine months ended September 30, 2020 in our condensed consolidated statements of comprehensive income (loss); and
•pursuant to a guaranty agreement dated as of January 1, 2020 made by Five Star in favor of our applicable subsidiaries, Five Star has guaranteed the payment and performance of each of its applicable subsidiary's obligations under our applicable management agreements with Five Star.
Effective January 1, 2020, we determined that Five Star was not a VIE and we continue to account for our 33.7% investment in Five Star using the equity method of accounting because we are deemed to exert significant influence, but not control, over Five Star's most significant activities. We have elected to use the fair value option to account for our investment in Five Star.
2021 Amendments to our Management Arrangements with Five Star. On June 9, 2021, we and Five Star amended our management arrangements. The principal changes to the management arrangements include:
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
•that Five Star is continuing to manage 120 of our senior living communities with approximately 18,000 living units, and that the skilled nursing units in all of our continuing care retirement communities that Five Star is continuing to manage, which then included approximately 1,500 living units, have been closed and are in the process of being evaluated and repositioned;
•that beginning in 2025, we will have the right to terminate up to 10% of the senior living communities that Five Star is continuing to manage, based on total revenues per year for failure to meet 80% of a target earnings before interest, taxes, depreciation and amortization, or EBITDA, for the applicable period;
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
As of September 30, 2021, we transitioned 69 of the 108 senior living communities containing 4,755 living units to new third party managers. From September 30, 2021 to November 3, 2021, we completed the transition of 30 senior living communities containing 1,845 living units to new third party managers. As of November 3, 2021, we have entered into agreements to transition eight of the remaining nine senior living communities to be transitioned containing 819 living units to new third party managers. We expect to complete the transition of 107 senior living communities from Five Star by December 31, 2021 and we currently intend to close the remaining senior living community that we and Five Star agreed to transition and are assessing opportunities to redevelop that community. We lease our senior living communities that have been transitioned to new managers to our taxable REIT subsidiaries, or TRSs. We have incurred and expect to continue to incur costs related to

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
retention and other transition costs for these communities. For the three and nine months ended September 30, 2021, we recorded $3,123 and $15,037, respectively, of these costs to acquisition and certain other transaction related costs in our condensed consolidated statements of comprehensive income (loss).
Pursuant to the terms of the management agreements with the new third party managers, the terms are generally as follows: the new third party managers will receive a management fee equal to 5% to 6% of the gross revenues realized at the applicable senior living communities plus reimbursement for direct costs and expenses related to such communities. These agreements generally also provide for the new third party managers to earn a minimum base fee for a portion of the term of the agreement. Additionally, the new third party managers have the ability to earn incentive fees equal to 15% to 25% of the amount by which EBITDA of the communities exceeds the target EBITDA. The new third party managers can also earn a construction supervision fee ranging between 3% and 5% of construction costs.
The initial terms of the management agreements with the new third party managers are generally five years, subject to automatic extensions of successive terms of two years each unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements with the new third party managers also generally provide us with the right to terminate the management agreements for communities that do not earn 70% to 80% of the target EBITDA for such communities, after an agreed upon stabilized period.
Our Senior Living Communities Managed by Five Star. Five Star managed 159 and 239 of our senior living communities as of September 30, 2021 and 2020, respectively. We lease our senior living communities that are managed by Five Star to our TRSs.
We incurred management fees payable to Five Star of $11,220 and $15,182 for the three months ended September 30, 2021 and 2020, respectively, and $37,997 and $47,937 for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, $10,518 and $14,609, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $702 and $573, respectively, were capitalized in our condensed consolidated balance sheets. For the nine months ended September 30, 2021 and 2020, $35,746 and $46,458, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $2,251 and $1,479, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We incurred fees of $1,508 and $5,972 for the three months ended September 30, 2021 and 2020, respectively, and $9,579 and $19,843 for the nine months ended September 30, 2021 and 2020, respectively, with respect to rehabilitation services Five Star provided at senior living communities that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
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
We lease to Five Star space at certain of our senior living communities, which it uses to provide certain outpatient rehabilitation and wellness services. We recorded $399 and $393 for the three months ended September 30, 2021 and 2020, respectively, and $1,194 and $1,175 for the nine months ended September 30, 2021 and 2020, respectively, with respect to these leases.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The following table presents residents fees and services revenue from our managed senior living communities disaggregated by type of contract and payer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue from contracts with customers:	2021	2020	2021	2020
Basic housing and support services	$188,381	$208,941	$564,579	$659,240
Medicare and Medicaid programs	18,948	38,882	79,803	131,460
Private pay and other third party payer SNF services	28,684	42,278	95,544	135,474
Total residents fees and services	$236,013	$290,101	$739,926	$926,174

Note 10. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to the property level operations of our medical office and life science properties and major renovation or repositioning activities at our senior living communities. We also have a subsidiary level management agreement with RMR LLC related to the life science property located in Boston, Massachusetts, which we entered in connection with the joint venture arrangement for that life science property. Under that agreement, our subsidiary pays RMR LLC certain management fees directly, which fees are credited against the business management fees payable by us to RMR LLC. See Note 11 for further information regarding our relationship, agreements and transactions with RMR LLC.
We recognized net business management fees of $5,986 and $5,004 for the three months ended September 30, 2021 and 2020, respectively, and $17,627 and $15,614 for the nine months ended September 30, 2021 and 2020, respectively. The net business management fees we recognized include $725 and $2,175 of management fees related to our subsidiary level management agreement with RMR LLC entered in connection with our joint venture arrangement for the three and nine months ended September 30, 2021 and 2020, respectively. Based on our common share total return, as defined in our business management agreement, as of each of September 30, 2021 and 2020, no estimated incentive fees are included in the net business management fees we recognized for the three or nine months ended September 30, 2021 or 2020. The actual amount of annual incentive fees for 2021, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2021, and will be payable in January 2022. We did not incur any incentive fee payable for the year ended December 31, 2020. We recognize business management and incentive fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We and RMR LLC amended our business management agreement effective August 1, 2021 to replace the benchmark index used in the calculation of incentive management fees. Pursuant to the amendment, for periods beginning on and after August 1, 2021, the MSCI U.S. REIT/Health Care REIT Index will replace the discontinued SNL U.S. REIT Healthcare Index and be used to calculate benchmark returns per share for purposes of determining any incentive management fee payable by us to RMR LLC. For periods prior to August 1, 2021, the SNL U.S. REIT Healthcare Index will continue to be used. Accordingly, the calculation of incentive management fees for the next three measurement periods will continue to use the SNL U.S. REIT Healthcare Index in calculating the benchmark returns for periods through July 31, 2021. This change of index was due to S&P Global ceasing to publish the SNL U.S. REIT Healthcare Index.
We recognized aggregate net property management and construction supervision fees of $2,931 and $3,477 for the three months ended September 30, 2021 and 2020, respectively. Of those amounts, for the three months ended September 30, 2021 and 2020, $2,410 and $2,496, respectively, of property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $521 and $981, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. We recognized aggregate net property management and construction supervision fees of $9,276 and $10,076 for the nine months ended September 30, 2021 and 2020, respectively. Of those amounts, for the nine months ended September 30, 2021 and 2020, $7,360 and $7,573, respectively, of property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,916 and $2,503, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $3,121 and $3,571 for these expenses and costs for the three months ended September 30, 2021 and 2020, respectively, and $9,620 and $10,433 for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in property operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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

Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, The RMR Group Inc., or RMR Inc., Five Star and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR LLC. The Chair of our Board and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board of directors and a managing director of Five Star. Jennifer F. Francis, our other Managing Trustee and our President and Chief Executive Officer is an executive vice president of RMR Inc. and she and our Chief Financial Officer and Treasurer are also employees and officers of RMR LLC. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC, an officer of ABP Trust and a managing director and the secretary of Five Star. Certain of Five Star's officers are officers and employees of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees or boards of directors and as a managing trustee or managing director of those companies. Other officers of RMR LLC, including Ms. Clark and certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
See Note 7 for information relating to the annual share awards we made in September 2021 to our officers and certain other employees of RMR LLC and common shares we purchased from our officers and certain current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for share awards to RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Five Star. We are currently Five Star's largest stockholder. As of September 30, 2021, we owned 10,691,658 Five Star common shares, or approximately 33.7% of Five Star's outstanding common shares. Five Star manages certain of the senior living communities we own. RMR LLC provides management services to both us and Five Star. See Note 9 for further information regarding our relationships, agreements and transactions with Five Star and Note 5 for further information regarding our investment in Five Star.
As of September 30, 2021, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., together with ABP Trust, owned approximately 6.4% of Five Star's outstanding common shares.
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

Note 12.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. During the three months ended September 30, 2021 and 2020, we recognized income tax expense of $595 and $365, respectively, and during the nine months ended September 30, 2021 and 2020, we recognized income tax expense of $1,024 and $1,048, respectively.

Note 13. Weighted Average Common Shares (share amounts in thousands)
We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three months ended September 30, 2021 and 2020, 39 and 237 unvested common shares, respectively, and for the nine months ended September 30, 2021 and 2020, 25 and 235 unvested common shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
OVERVIEW
We are a REIT that was organized under Maryland law and which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of September 30, 2021, we owned 392 properties located in 36 states and Washington, D.C., including one life science property owned in a joint venture arrangement in which we own a 55% equity interest. At September 30, 2021, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $8.2 billion.
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
We are closely monitoring the impacts of the COVID-19 pandemic on all aspects of our business, including, but not limited to, labor availability and cost pressures from supply chain disruptions and commodity price inflation in our SHOP segment.
With respect to our SHOP segment, we expect that our senior living community managers will be operating our communities at lower average occupancy with higher operating expenses per resident as a result of the COVID-19 pandemic, which will likely lead to decreased returns to us. Our managers continue to follow federal, state and local health department guidelines and their own infection prevention protocols but we expect to see additional cases of COVID-19 in our senior living communities.
Throughout the first quarter of 2021, Five Star coordinated multiple COVID-19 vaccination clinics at all senior living communities in our SHOP segment for residents and staff. As previously disclosed, all of the communities in our SHOP segment have completed vaccination clinics and are accepting new residents. On September 13, 2021, Five Star reported full compliance with its previously announced requirement that all of its team members at our communities managed by Five Star be fully vaccinated.
We also believe that we and our managers, operators and impacted tenants have and may continue to benefit from provisions of the CARES Act, signed into law in March 2020 and further supplemented by the Consolidated Appropriations Act, 2021, or other federal or state relief programs allowing them to continue or resume business activity. During the nine months ended September 30, 2021, we recognized $19.0 million in interest and other income in our condensed consolidated statement of comprehensive income (loss) related to funds received under the CARES Act.
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

2021 Amendments to our Management Arrangements with Five Star
On June 9, 2021, we and Five Star amended our management arrangements. The principal changes to the management arrangements include:
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
•that Five Star is continuing to manage 120 of our senior living communities with approximately 18,000 living units, and that the skilled nursing units in all of our continuing care retirement communities that Five Star is continuing to manage, which then included approximately 1,500 living units, have been closed and are in the process of being evaluated and repositioned;
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
As of September 30, 2021, we transitioned 69 of the 108 senior living communities containing 4,755 living units to new third party managers. From September 30, 2021 to November 3, 2021, we completed the transition of 30 senior living communities containing 1,845 living units to new third party managers. As of November 3, 2021, we have entered into agreements to transition eight of the remaining nine senior living communities to be transitioned containing 819 living units to new third party managers. We expect to complete the transition of 107 senior living communities from Five Star by December 31, 2021 and we currently intend to close the remaining senior living community that we and Five Star agreed to transition and are assessing opportunities to redevelop that community. We lease our senior living communities that have been transitioned to new managers to our TRSs. We have incurred and expect to continue to incur costs related to retention and other transition costs for these communities. For the three and nine months ended September 30, 2021, we recorded $3.1 million and $15.0 million, respectively, of these costs to acquisition and certain other transaction related costs in our condensed consolidated statements of comprehensive income (loss).
Pursuant to the terms of the management agreements with the new third party managers, the terms are generally as follows: the new third party managers will receive a management fee equal to 5% to 6% of the gross revenues realized at the applicable senior living communities plus reimbursement for direct costs and expenses related to such communities. These agreements generally also provide for the new third party managers to earn a minimum base fee for a portion of the term of the agreement. Additionally, the new third party managers have the ability to earn incentive fees equal to 15% to 25% of the amount by which EBITDA of the communities exceeds the target EBITDA. The new third party managers can also earn a construction supervision fee ranging between 3% and 5% of construction costs.

The initial terms of the management agreements with the new third party managers are generally five years, subject to automatic extensions of successive terms of two years each unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements with the new third party managers also generally provide us with the right to terminate the management agreements for communities that do not earn 70% to 80% of the target EBITDA for such communities, after an agreed upon stabilized period.
The following table presents a breakout of communities that Five Star is continuing to manage and communities that we are in the process of transitioning from Five Star to other third party managers (dollars in thousands):

	As of and For the Three Months Ended September 30, 2021			As of and For the Nine Months Ended September 30, 2021
	Five Star Retained Communities	Operator Transition Communities	Total	Five Star Retained Communities	Operator Transition Communities	Total
Communities	120	107	227	120	107	227
Number of units (1)	17,899	7,419	25,318	17,899	7,419	25,318
Occupancy	73.4%	66.8%	71.4%	73.0%	66.5%	71.1%
Residents fees and services	$158,509	$76,635	$235,144	$512,480	$224,755	$737,235
NOI (2)	$7,481	$(4,227)	$3,254	$30,530	$(10,943)	$19,587
(1)Excludes skilled nursing units that have been closed or are being closed and repositioned.
(2)Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”
See Notes 9 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our management arrangements with Five Star.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

As of September 30, 2021	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q3 2021 Revenues	% of Q3 2021 Revenues	Q3 2021 NOI (3)	% of Q3 2021 NOI
Office Portfolio (4)	118	10,927,405	sq. ft.	$3,730,249	45.2%	$341	$91,520	27.1%	$59,134	82.9%
SHOP	235	25,424	units	4,089,259	49.6%	$160,842	236,013	69.9%	2,326	3.3%
Other triple net leased senior living communities	29	2,327	units	250,273	3.0%	$107,552	6,239	1.9%	6,239	8.7%
Wellness centers	10	812,000	sq. ft.	178,110	2.2%	$219	3,644	1.1%	3,644	5.1%
Total	392			$8,247,891	100.0%		$337,416	100.0%	$71,343	100.0%

	Occupancy
	As of and For the Three Months Ended September 30,
	2021	2020
Office Portfolio (5)	91.3%	91.3%
SHOP	71.3%	75.2%
Other triple net leased senior living communities (6)(7)	75.7%	81.1%
Wellness centers	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at September 30, 2021.
(3)We calculate our NOI on a consolidated basis and by reportable segment. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures”.

(4)Our medical office and life science property leases include some triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible for the operation and maintenance of the properties and we charge tenants for some or all of the property operating costs. A small percentage of our medical office and life science property leases are full-service leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.
(5)Medical office and life science property occupancy data is as of September 30, 2021 and 2020 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(6)Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale, if any, and data for which there was a transfer of operations during the periods presented.
(7)Operating data for other triple net leased senior living communities leased to third party operators and wellness centers are presented based upon the operating results provided by our tenants for the three months ended June 30, 2021 and 2020, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.
During the three and nine months ended September 30, 2021, we entered into new and renewal leases at our medical office and life science properties in our Office Portfolio segment as summarized in the following tables (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended September 30, 2021
	New Leases	Renewals	Total
Square feet leased during the quarter	101	271	372
Weighted average rental rate change (by rentable square feet)	38.3%	21.5%	28.1%
Weighted average lease term (years) (1)	9.1	7.5	8.2
Total leasing costs and concession commitments (2)	$15,645	$8,647	$24,292
Total leasing costs and concession commitments per square foot (2)	$155.24	$31.87	$65.28
Total leasing costs and concession commitments per square foot per year (2)	$17.09	$4.25	$7.99

	Nine Months Ended September 30, 2021
	New Leases	Renewals	Total
Square feet leased during the period	318	898	1,216
Weighted average rental rate change (by rentable square feet)	25.2%	8.7%	14.3%
Weighted average lease term (years) (1)	10.1	8.6	9.2
Total leasing costs and concession commitments (2)	$53,086	$30,446	$83,532
Total leasing costs and concession commitments per square foot (2)	$167.18	$33.86	$68.65
Total leasing costs and concession commitments per square foot per year (2)	$16.50	$3.92	$7.46
(1)Weighted based on annualized rental income pursuant to existing leases as of September 30, 2021, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.
(2)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Lease Expiration Schedules
As of September 30, 2021, lease expirations at our medical office and life science properties in our Office Portfolio segment are as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2021	42	217,612	2.2%	2.2%	$7,674	2.1%	2.1%
2022	99	1,017,888	10.2%	12.4%	26,715	7.2%	9.3%
2023	57	1,122,592	11.3%	23.7%	21,212	5.7%	15.0%
2024	85	1,797,794	18.0%	41.7%	49,788	13.4%	28.4%
2025	77	910,758	9.1%	50.8%	24,377	6.6%	35.0%
2026	71	808,918	8.1%	58.9%	26,029	7.0%	42.0%
2027	39	619,779	6.2%	65.1%	15,216	4.1%	46.1%
2028	32	1,483,126	14.9%	80.0%	116,842	31.5%	77.6%
2029	30	347,653	3.5%	83.5%	12,919	3.5%	81.1%
2030 and thereafter	66	1,645,337	16.5%	100.0%	70,142	18.9%	100.0%
Total	598	9,971,457	100.0%		$370,914	100.0%

Weighted average remaining lease term (in years)		5.0			6.0
(1)Annualized rental income is based on rents pursuant to existing leases as of September 30, 2021, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties. Annualized rental income also includes 100% of rental income as reported under GAAP from the life science property owned in a joint venture arrangement in which we own a 55% equity interest.
Lease expiration data for our other triple net leased senior living communities leased to third party operators and wellness centers has not been provided because there were no changes to the lease expiration schedules from those reported in our Annual Report, except for the renewal of leases with the tenant of six of our wellness centers for a five year term expiring in 2028.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
We operate in, and report financial information for, the following two segments: Office Portfolio and SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and in some instances care and other services for residents where we pay fees to managers to operate the communities.
We also report “non-segment” operations, which consists of triple net leased senior living communities that are leased to operators from which we receive rents, and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
The following table summarizes the results of operations of each of our segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Office Portfolio	$91,520	$94,235	$277,647	$288,515
SHOP	236,013	290,101	739,926	926,174
Non-Segment	9,883	10,003	28,908	32,428
Total revenues	$337,416	$394,339	$1,046,481	$1,247,117

Net income (loss) attributable to common shareholders:
Office Portfolio	$19,600	$19,300	$94,486	$66,399
SHOP	(30,899)	(87,133)	(62,992)	(102,375)
Non-Segment	(78,044)	(39,055)	(222,564)	(87,249)
Net income (loss) attributable to common shareholders	$(89,343)	$(106,888)	$(191,070)	$(123,225)
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended September 30, 2021 to the three months ended September 30, 2020. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
NOI by segment:
Office Portfolio	$59,134	$60,787	$(1,653)	(2.7)%
SHOP	2,326	7,899	(5,573)	(70.6)%
Non-Segment	9,883	10,003	(120)	(1.2)%
Total NOI	71,343	78,689	(7,346)	(9.3)%

Depreciation and amortization	68,702	67,211	1,491	2.2%
General and administrative	8,870	6,988	1,882	26.9%
Acquisition and certain other transaction related costs	3,108	53	3,055	nm
Impairment of assets	—	64,202	(64,202)	(100.0)%
Gain (loss) on sale of properties	200	(211)	411	(194.8)%
Gains and losses on equity securities, net	(14,755)	12,510	(27,265)	(217.9)%
Interest and other income	976	134	842	nm
Interest expense	(64,493)	(58,091)	(6,402)	11.0%
Loss from continuing operations before income tax expense	(87,409)	(105,423)	18,014	(17.1)%
Income tax expense	(595)	(365)	(230)	63.0%
Net loss	(88,004)	(105,788)	17,784	(16.8)%
Net income attributable to noncontrolling interest	(1,339)	(1,100)	(239)	21.7%
Net loss attributable to common shareholders	$(89,343)	$(106,888)	$17,545	(16.4)%
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2021	2020	2021	2020
Total buildings	112	112	118	126
Total square feet (2)	10,512	10,507	10,927	11,573
Occupancy (3)	92.7%	93.2%	91.3%	91.3%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since July 1, 2020, including the life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.
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

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Rental income	$90,871	$89,544	$1,327	1.5%	$649	$4,691	$91,520	$94,235	$(2,715)	(2.9)%
Property operating expenses	(31,426)	(31,802)	(376)	(1.2)%	(960)	(1,646)	(32,386)	(33,448)	(1,062)	(3.2)%
NOI	$59,445	$57,742	$1,703	2.9%	$(311)	$3,045	$59,134	$60,787	$(1,653)	(2.7)%

(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since July 1, 2020, including the life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.
Rental income. Rental income decreased primarily due to our disposition of 11 properties since July 1, 2020 and assets being taken out of service and/or undergoing redevelopment, partially offset by an increase in rental income at our comparable properties. Rental income increased at our comparable properties primarily due to higher average rents achieved from our new and renewal leasing activity and increased parking revenue at certain of our comparable properties as states and municipalities have eased restrictions related to the COVID-19 pandemic and tenants' employees have increasingly returned to the office and commercial activity has increased, partially offset by decreases in occupancy and tax escalation income at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses is primarily due to our disposition of 11 properties since July 1, 2020 and a decrease in property operating expenses at our comparable properties. Property operating expenses at our comparable properties decreased primarily due to certain repairs that occurred in the 2020 period and decreases in other direct costs at certain of our comparable properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Total properties	159	159	235	239
Number of units	20,669	20,669	25,424	28,232
Occupancy	72.5%	77.9%	71.3%	75.2%
Average monthly rate (2)	$4,023	$4,112	$4,234	$4,508
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since July 1, 2020; excludes communities classified as held for sale or closed, if any.
(2)Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Residents fees and services	$184,932	$223,575	$(38,643)	(17.3)%	$51,081	$66,526	$236,013	$290,101	$(54,088)	(18.6)%
Property operating expenses	(179,400)	(210,069)	(30,669)	(14.6)%	(54,287)	(72,133)	(233,687)	(282,202)	(48,515)	(17.2)%
NOI	$5,532	$13,506	$(7,974)	(59.0)%	$(3,206)	$(5,607)	$2,326	$7,899	$(5,573)	(70.6)%
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since July 1, 2020; excludes communities classified as held for sale or closed, if any.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services decreased primarily due to our disposition of six properties since July 1, 2020 and decreases in occupancy primarily due to the continued impact of the COVID-19 pandemic at both comparable and non-comparable properties for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, along with decreases in average monthly rates at certain of our comparable properties. Additionally, residents fees and services at our comparable properties decreased due to the closure of skilled nursing units during the three months ended June 30, 2021.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses decreased primarily due to our disposition of six properties since

July 1, 2020 and a decrease in property operating expenses at our comparable properties. Property operating expenses at our comparable properties decreased primarily due to decreases in costs associated with staffing and dietary expenses primarily due to reduced occupancy at our comparable properties as a result of the continued impact of the COVID-19 pandemic and the closure of skilled nursing units during the three months ended June 30, 2021.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Three Months Ended September 30,				As of and For the Three Months Ended September 30,
	2021		2020		2021		2020
Total properties:
Other triple net leased senior living communities	29		29		29		32
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.27	x	1.63	x	1.27	x	1.63	x
Wellness centers (3)	1.17	x	1.30	x	1.17	x	1.30	x
(1)Non-segment operations consists of all of our other operations, including certain senior living communities leased to third party operators and wellness centers, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since July 1, 2020; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended June 30, 2021 and 2020 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale, if any, during the periods presented.

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Rental income	$9,883	$9,044	$839	9.3%	$—	$959	$9,883	$10,003	$(120)	(1.2)%
NOI	$9,883	$9,044	$839	9.3%	$—	$959	$9,883	$10,003	$(120)	(1.2)%
(1)Consists of properties that we have owned and which have been leased to the same operator continuously since July 1, 2020; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the sale of three senior living communities leased to private operators since July 1, 2020, partially offset by an increase in rental income at our comparable properties and increased rents resulting from our purchase of improvements at our comparable properties since July 1, 2020. Rental income increased at our comparable properties primarily due to higher cash rents received from a tenant of six of our wellness centers during the 2021 period, partially offset by lease renewals with tenants of certain of our wellness centers at lower average rental rates. As a result of the COVID-19 pandemic, in 2020 many of our wellness centers had been ordered closed by state or local executive orders. We have elected to recognize rental income from a tenant of six of our wellness centers as rent payments are received.
Net operating income. The change in NOI reflects the net changes in rental income described above.
Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the purchase of capital improvements at certain of our properties since July 1, 2020, partially offset by our disposition of 20 properties, certain depreciable leasing related assets becoming fully depreciated and certain of our acquired resident agreements becoming fully amortized since July 1, 2020.
General and administrative expense. General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to an increase in our base business management fees expense as a result of higher consolidated indebtedness during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Acquisition and certain other transaction related costs. For the three months ended September 30, 2021, acquisition and certain other transaction related costs primarily represent costs incurred in connection with costs related to the transition of certain senior living communities to new third party managers and the Master Management Agreement. For the three months ended September 30, 2020, acquisition and certain other transaction related costs primarily represent costs incurred in connection with the 2020 restructuring of our business arrangements with Five Star, or the 2020 Restructuring Transaction. For information regarding the Master Management Agreement or the 2020 Restructuring Transaction, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impairment of assets. For information about our asset impairment charges, see Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gain (loss) on sale of properties. Gain (loss) on sale of properties is the net result of our sale of certain of our properties during the three months ended September 30, 2021 and 2020. For further information regarding gain (loss) on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represent the net unrealized gains and losses to adjust our investment in Five Star to its fair value. For further information regarding our investment in Five Star, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The increase in interest and other income is primarily due to $786 of funds we received from the U.S. government pursuant to the CARES Act during the three months ended September 30, 2021.
Interest expense. Interest expense increased primarily due to our issuance in February 2021 of $500,000 aggregate principal amount of our 4.375% senior notes due 2031 and an increase in average borrowings under our revolving credit facility. This increase was partially offset by our prepayment in February 2021 of our $200,000 term loan and our redemption in June 2021 of all $300,000 of our 6.75% senior notes due 2021.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the nine months ended September 30, 2021 to the nine months ended September 30, 2020. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
NOI by segment:
Office Portfolio	$182,647	$191,468	$(8,821)	(4.6)%
SHOP	16,830	89,071	(72,241)	(81.1)%
Non-Segment	28,908	32,428	(3,520)	(10.9)%
Total NOI	228,385	312,967	(84,582)	(27.0)%

Depreciation and amortization	202,743	204,466	(1,723)	(0.8)%
General and administrative	25,538	23,132	2,406	10.4%
Acquisition and certain other transaction related costs	15,179	803	14,376	nm
Impairment of assets	(174)	106,611	(106,785)	(100.2)%
Gain on sale of properties	30,838	2,403	28,435	nm
Gains and losses on equity securities, net	(26,943)	14,541	(41,484)	(285.3)%
Interest and other income	19,849	8,008	11,841	147.9%
Interest expense	(192,241)	(143,715)	(48,526)	33.8%
Gain on lease termination	—	22,896	(22,896)	(100.0)%
Loss on early extinguishment of debt	(2,410)	(427)	(1,983)	nm
Loss from continuing operations before income tax expense	(185,808)	(118,339)	(67,469)	57.0%
Income tax expense	(1,024)	(1,048)	24	(2.3)%
Net loss	(186,832)	(119,387)	(67,445)	56.5%
Net income attributable to noncontrolling interest	(4,238)	(3,838)	(400)	10.4%
Net loss attributable to common shareholders	$(191,070)	$(123,225)	$(67,845)	55.1%
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2021	2020	2021	2020
Total buildings	112	112	118	126
Total square feet (2)	10,512	10,507	10,927	11,573
Occupancy (3)	92.7%	93.2%	91.3%	91.3%
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

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Rental income	$272,479	$271,466	$1,013	0.4%	$5,168	$17,049	$277,647	$288,515	$(10,868)	(3.8)%
Property operating expenses	(92,172)	(91,566)	606	0.7%	(2,828)	(5,481)	(95,000)	(97,047)	(2,047)	(2.1)%
NOI	$180,307	$179,900	$407	0.2%	$2,340	$11,568	$182,647	$191,468	$(8,821)	(4.6)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2020, including the life science property owned in a joint venture arrangement in which we own a 55% equity interest; excludes properties classified as held for sale or out of service undergoing redevelopment, if any.
Rental income. Rental income decreased primarily due to our disposition of 20 properties since January 1, 2020 and assets being taken out of service and/or undergoing redevelopment, partially offset by an increase in rental income at our comparable properties. Rental income increased at our comparable properties primarily due to higher average rents achieved from our new and renewal leasing activity and increased parking revenue at certain of our comparable properties as states and municipalities have eased restrictions related to the COVID-19 pandemic and tenants' employees have increasingly returned to the office and commercial activity has increased, partially offset by decreases in occupancy and tax escalation income at certain of our comparable properties.
Property operating expenses. The decrease in property operating expenses is primarily due to our disposition of 20 properties since January 1, 2020, partially offset by an increase in property operating expenses at our comparable properties. Property operating expenses at our comparable properties increased primarily due to increases in utility expenses, landscaping expenses and other direct costs, partially offset by decreases in real estate taxes at certain of our comparable properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Nine Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total properties	159	159	235	239
Number of units	20,669	20,669	25,424	28,232
Occupancy	72.1%	81.7%	70.6%	78.9%
Average monthly rate (2)	$4,084	$4,071	$4,389	$4,526
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

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Residents fees and services	$590,534	$712,981	$(122,447)	(17.2)%	$149,392	$213,193	$739,926	$926,174	$(186,248)	(20.1)%
Property operating expenses	(565,516)	(620,597)	(55,081)	(8.9)%	(157,580)	(216,506)	(723,096)	(837,103)	(114,007)	(13.6)%
NOI	$25,018	$92,384	$(67,366)	(72.9)%	$(8,188)	$(3,313)	$16,830	$89,071	$(72,241)	(81.1)%
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2020; excludes communities classified as held for sale or closed, if any.
Residents fees and services. Residents fees and services decreased primarily due to our disposition of nine properties since January 1, 2020 and decreases in occupancy primarily due to the continued impact of the COVID-19 pandemic at both comparable and non-comparable properties for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, partially offset by increases in average monthly rates at certain of our comparable properties. Additionally, residents fees and services at our comparable properties decreased due to the closure of skilled nursing units during the nine months ended September 30, 2021.
Property operating expenses. Property operating expenses decreased primarily due to our disposition of nine properties since January 1, 2020 and a decrease in property operating expenses at our comparable properties. Property operating expenses at our comparable properties decreased primarily due to decreases in costs associated with staffing and dietary expenses primarily due to reduced occupancy at our comparable properties as a result of the continued impact of the COVID-19 pandemic and the closure of skilled nursing units during the nine months ended September 30, 2021.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Nine Months Ended September 30,				As of and For the Nine Months Ended September 30,
	2021		2020		2021		2020
Total properties:
Other triple net leased senior living communities	29		29		29		32
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.27	x	1.63	x	1.27	x	1.63	x
Wellness centers (3)	1.17	x	1.30	x	1.17	x	1.30	x
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
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended June 30, 2021 and 2020 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale, if any, during the periods presented.

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2021	2020	Change	Change	2021	2020	2021	2020	Change	Change
Rental income	$28,909	$29,549	$(640)	(2.2)%	$(1)	$2,879	$28,908	$32,428	$(3,520)	(10.9)%
NOI	$28,909	$29,549	$(640)	(2.2)%	$(1)	$2,879	$28,908	$32,428	$(3,520)	(10.9)%
(1)Consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2020; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the sale of three senior living communities leased to private operators since January 1, 2020 and a decrease in rental income at our comparable properties, partially offset by increased rents resulting from our purchase of improvements at our comparable properties since January 1, 2020. Rental income decreased at our comparable properties primarily due to lease renewals with tenants of certain of our wellness centers at lower average rental rates, partially offset by a tenant default under leases for six of our wellness centers during the 2020 period. As a result of the COVID-19 pandemic, in 2020 many of our wellness centers had been ordered closed by state or local executive orders. We have elected to recognize rental income from a tenant of six of our wellness centers as rent payments are received.
Net operating income. The change in NOI reflects the net changes in rental income described above.

Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
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
General and administrative expense. General and administrative expense increased primarily due to an increase in our base business management fees expense as a result of higher consolidated indebtedness during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Acquisition and certain other transaction related costs. For the nine months ended September 30, 2021, acquisition and certain other transaction related costs primarily represent costs related to the transition of certain senior living communities to new third party managers and costs incurred in connection with the Master Management Agreement. For the nine months ended September 30, 2020, acquisition and certain other transaction related costs primarily represent costs incurred in connection with the 2020 Restructuring Transaction. For information regarding the Master Management Agreement or the 2020 Restructuring Transaction, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impairment of assets. For information about our asset impairment charges, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gain on sale of properties. Gain on sale of properties is the net result of our sale of certain of our properties during the nine months ended September 30, 2021 and 2020. For further information regarding gain on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represent the net unrealized gains and losses to adjust our investment in Five Star to its fair value. For further information regarding our investment in Five Star, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The increase in interest and other income is primarily due to $18,967 of funds we received from the U.S. government pursuant to the CARES Act during the nine months ended September 30, 2021 compared to $7,346 received during the nine months ended September 30, 2020.
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
Gain on lease termination. Gain on lease termination represents the gain recognized in connection with the 2020 Restructuring Transaction. For information regarding the 2020 Restructuring Transaction, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt in connection with the amendments to our credit and term loan agreements, our prepayment of our $200,000 term loan and our redemption of all $300,000 of our 6.75% senior notes due 2021 during the nine months ended September 30, 2021. We recorded a loss on early extinguishment of debt in connection with our prepayment of our $250,000 term loan and mortgage notes during the nine months ended September 30, 2020.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the Securities and Exchange Commission, or SEC, including funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, and NOI for the three and nine months ended September 30, 2021 and 2020. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2021 and 2020 and reconciliations of net income (loss) attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income (loss) attributable to common shareholders per share for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders	$(89,343)	$(106,888)	$(191,070)	$(123,225)
Depreciation and amortization	68,702	67,211	202,743	204,466
(Gain) loss on sale of properties	(200)	211	(30,838)	(2,403)
Impairment of assets	—	64,202	(174)	106,611
Losses (gains) on equity securities, net	14,755	(12,510)	26,943	(14,541)
FFO adjustments attributable to noncontrolling interest	(5,273)	(5,275)	(15,821)	(15,825)
Adjustments to reflect our share of FFO attributable to an equity method investment	(2,440)	1,910	(3,409)	(904)
FFO attributable to common shareholders	(13,799)	8,861	(11,626)	154,179

Acquisition and certain other transaction related costs	3,108	53	15,179	803
Costs and payment obligations related to compliance assessment at one of our senior living communities	—	6,172	—	6,172
Gain on lease termination	—	—	—	(22,896)
Loss on early extinguishment of debt	—	—	2,410	427
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	1,242	48	2,626	9,175
Normalized FFO attributable to common shareholders	$(9,449)	$15,134	$8,589	$147,860

Weighted average common shares outstanding (basic)	238,008	237,752	237,905	237,707
Weighted average common shares outstanding (diluted)	238,008	237,752	237,905	237,707

Per common share data (basic and diluted):
Net loss attributable to common shareholders	$(0.38)	$(0.45)	$(0.80)	$(0.52)
FFO attributable to common shareholders	$(0.06)	$0.04	$(0.05)	$0.65
Normalized FFO attributable to common shareholders	$(0.04)	$0.06	$0.04	$0.62
Distributions declared	$0.01	$0.01	$0.03	$0.17
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Net Income (Loss) to NOI:
Net loss	$(88,004)	$(105,788)	$(186,832)	$(119,387)

Income tax expense	595	365	1,024	1,048
Loss from continuing operations before income tax expense	(87,409)	(105,423)	(185,808)	(118,339)
Loss on early extinguishment of debt	—	—	2,410	427
Gain on lease termination	—	—	—	(22,896)
Interest expense	64,493	58,091	192,241	143,715
Interest and other income	(976)	(134)	(19,849)	(8,008)
Losses (gains) on equity securities, net	14,755	(12,510)	26,943	(14,541)
(Gain) loss on sale of properties	(200)	211	(30,838)	(2,403)
Impairment of assets	—	64,202	(174)	106,611
Acquisition and certain other transaction related costs	3,108	53	15,179	803
General and administrative	8,870	6,988	25,538	23,132
Depreciation and amortization	68,702	67,211	202,743	204,466
Total NOI	$71,343	$78,689	$228,385	$312,967

Office Portfolio NOI	$59,134	$60,787	$182,647	$191,468
SHOP NOI	2,326	7,899	16,830	89,071
Non-Segment NOI	9,883	10,003	28,908	32,428
Total NOI	$71,343	$78,689	$228,385	$312,967

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
•our ability to control operating expenses and capital expenses at our properties, including increased operating expenses that we may incur in response to the COVID-19 pandemic; and
•our managers' abilities to manage our managed senior living communities, including throughout the COVID-19 pandemic, to maintain or increase our returns and to reduce the extent of the declines in our returns.
We continue to carefully monitor the developments of the COVID-19 pandemic and the resulting economic conditions and their impact on our tenants, managers, operators and other stakeholders, including at our senior living communities.

In February 2021, we issued $500.0 million aggregate principal amount of 4.375% senior notes due 2031. We used net proceeds from this offering to prepay in full our $200.0 million term loan and used the remaining net proceeds and cash on hand to redeem all of our outstanding 6.75% senior notes due 2021 for a redemption price equal to the principal amount of $300.0 million plus accrued and unpaid interest of $10.1 million in June 2021, when these notes became redeemable with no prepayment premium. In addition, on March 31, 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic may cause further increased pressure on our ability to satisfy financial and other covenants. We may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. As of September 30, 2021, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are not allowed to incur additional debt while this ratio is below 1.5x on a pro forma basis. For additional responses and measures taken relating to the COVID-19 pandemic, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report and Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the nine months ended September 30, 2021, we sold five properties for an aggregate sales price of $104.5 million, excluding closing costs. The measures we have taken to enhance our ability to maintain sufficient liquidity may not sufficiently offset the decrease in cash flows from operations and capital investments we make, particularly during the COVID-19 pandemic, in which case our liquidity would be negatively impacted.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents and restricted cash at beginning of period	$90,849	$52,224
Net cash provided by (used in):
Operating activities	(13,198)	158,979
Investing activities	(22,885)	(42,136)
Financing activities	756,671	(70,692)
Cash and cash equivalents and restricted cash at end of period	$811,437	$98,375
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from certain of our senior living community tenants monthly, quarterly or annually.
The change in cash (used in) provided by operating activities for the nine months ended September 30, 2021 compared to the prior period was primarily due to the continued impact of the COVID-19 pandemic on the senior living communities in our SHOP segment, along with reduced NOI as a result of dispositions of properties during 2020 and 2021. As it relates to our SHOP segment, in September 2021, we paid approximately $22.2 million of payroll taxes reimbursed to Five Star pursuant to our management agreements with Five Star that were deferred as allowed under the CARES Act as previously disclosed. As noted elsewhere in this Quarterly Report on Form 10-Q, we expect that the transition of the management of the 107 senior living communities from Five Star to other third party managers will be completed by December 31, 2021 and we currently intend to close the remaining senior living community that we and Five Star agreed to transition and are assessing opportunities to redevelop that community. We have incurred and expect to continue to incur costs related to retention and other transition costs for these communities. For the three and nine months ended September 30, 2021, we recorded $3.1 million and $15.0 million, respectively, of these costs to acquisition and certain other transaction related costs in our condensed consolidated statements of comprehensive income (loss).
As noted elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report, the COVID-19 pandemic has had a substantial adverse impact on our industries. Depending on the duration and severity of this pandemic and the resulting economic conditions, our tenants', managers' and operators' businesses may become significantly adversely affected, which may result in our tenants failing to pay rent to us or not renewing their leases upon expiration and in our senior living community managers realizing decreased returns from our senior living communities. Specifically as it relates to our SHOP segment, we face and may continue to face issues with labor availability and cost pressures from supply chain disruptions and commodity price inflation. As of November 1, 2021, we granted requests for certain of our tenants to defer rent payments totaling $1.8 million. As of September 30, 2021, we recognized an increase in our accounts receivable balance related to these deferred rent payments of $0.1 million. These tenants are obligated to pay, in most cases, the deferred rents in 12 equal monthly installments, which payments have commenced. For the three months ended September 30, 2021, we collected approximately 99% of our contractual rents due from tenants in our Office Portfolio segment. While these deferred amounts have not negatively impacted our results of operations, the deferred rents have temporarily reduced our operating cash flows. We are handling requests from our tenants for relief on an individual basis.
Our Investing Liquidity and Resources
The decrease in cash used in investing activities for the nine months ended September 30, 2021 compared to the prior period was primarily due to higher proceeds from the sale of real estate properties in the 2021 period compared to the 2020 period, partially offset by an increase in real estate improvements in the 2021 period compared to the 2020 period.
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Office Portfolio segment capital expenditures:
Lease related costs (1)	$5,910	$4,411	$24,312	$13,293
Building improvements (2)	3,332	4,990	9,945	11,363
SHOP segment fixed assets and capital improvements	23,270	15,988	65,083	37,411
Recurring capital expenditures	$32,512	$25,389	$99,340	$62,067

Development, redevelopment and other activities - Office Portfolio segment (3)	$6,824	$14,832	$29,231	$37,987
Development, redevelopment and other activities - SHOP segment (3)	2,217	4,927	13,654	19,926
Total development, redevelopment and other activities	$9,041	$19,759	$42,885	$57,913
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
During the three and nine months ended September 30, 2021, we invested $0.3 million and $1.1 million, respectively, in revenue producing capital improvements at certain of our triple net leased senior living communities leased to private operators, and, as a result, annual rent payable to us increased pursuant to the terms of the applicable leases. We used cash on hand to fund these purchases. These capital improvement amounts are not included in the table above.
We plan to continue investing capital in our senior living communities, including redevelopment projects, to better position these communities in their respective markets in order to increase our returns in future years. Our ability to make capital investments is currently limited to $350.0 million per year pursuant to our credit agreement through the Amendment Period.
As of September 30, 2021, we have estimated unspent leasing related obligations at our triple net leased senior living communities and our medical office and life science properties of approximately $64.6 million, of which we expect to spend approximately $45.7 million during the next 12 months. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand and proceeds from the disposition of certain properties.
Our redevelopment in San Diego, CA has been substantially completed and we expect to incur additional leasing costs in 2021 to lease the remaining available space. During the nine months ended September 30, 2021, we entered into five leases with a weighted (by annualized rental income) average lease term of approximately 11 years at a weighted average rental rate that is approximately 22% higher than the prior rental rate for the same space at this San Diego, CA property. As of November 1, 2021, we have executed new leases for 100% of the leasable square footage at this property. We are currently in the process of redeveloping two properties in our Office Portfolio located in Lexington, MA and Tempe, AZ. Our redevelopments in Lexington, MA and Tempe, AZ are currently expected to be completed in the second quarter of 2022. We have entered into a new ten year lease for the entire building at the Lexington, MA property at a rental rate that is 46% higher than the prior rental rate for the same space. Additionally, as of November 1, 2021, we have signed a letter of intent for the entire building at our redevelopment undergoing in Tempe, AZ. We are also currently reviewing strategic alternatives at properties in our Office Portfolio located in Silver Springs, MD and in Decatur, GA, including opportunities to redevelop these properties. These redevelopment projects may require significant capital expenditures and time to complete. We have continued to progress on our redevelopments during 2021 and continue to assess opportunities to redevelop other properties in our portfolio.
As noted above, our ability to make capital investments is currently limited pursuant to our credit agreement through the Amendment Period. Additionally, due to supply chain disruptions, the capital investments we plan to make may be delayed or require more capital than we expect. For further information regarding our acquisitions and dispositions, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Financing Liquidity and Resources
The change in cash provided by (used in) financing activities for the nine months ended September 30, 2021 compared to the prior period was primarily due to increased net borrowings under our revolving credit facility, net proceeds from our issuance in February 2021 of $500.0 million aggregate principal amount of our 4.375% senior notes, decreased term loan repayment amounts in the 2021 period compared to the 2020 period, and a reduction in distributions paid to our shareholders in the 2021 period, partially offset by increased senior unsecured notes repayment amounts in the 2021 period compared to the 2020 period and net proceeds from our issuance in June 2020 of $1.0 billion aggregate principal amount of our 9.75% senior notes.
As of September 30, 2021, we had $794.7 million of cash and cash equivalents and were fully drawn under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, investments, capital expenditures and other general business purposes.
In order to fund investments and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a revolving credit facility. As of September 30, 2021, the maturity date of our revolving credit facility was January 2022. In October 2021, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2023. Subject to the payment of an extension fee and meeting other conditions, we have an additional option to extend the maturity date of the facility by one year to January 2024. Our revolving credit facility generally provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. At September 30, 2021, our revolving credit facility required interest to be paid on borrowings at the annual rate of 2.9%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. On March 31, 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. As of September 30, 2021 and November 1, 2021, we were fully drawn under our revolving credit facility.
In January 2021, we and our lenders amended our credit and term loan agreements in order to provide us with certain flexibility in light of continued uncertainties related to the COVID-19 pandemic. Pursuant to the amendments:
•certain of the financial covenants under our credit and term loan agreements, including covenants that require us to maintain certain financial ratios, have been waived through the Amendment Period;
•the revolving credit facility commitments have been reduced from $1.0 billion to $800.0 million;
•we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit and term loan agreements and agreed to provide, and as of September 2021 had provided, first mortgage liens on 61 medical office and life science properties with an aggregate gross book value of real estate assets of $1.0 billion as of

September 30, 2021 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things;
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
In September 2021, we and our lenders further amended our credit agreement. Among other things, the amendment sets forth the mechanics for establishing a replacement benchmark rate under our revolving credit facility at such time as LIBOR is no longer available to calculate interest payable on amounts outstanding thereunder.
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
During the nine months ended September 30, 2021, we paid quarterly cash distributions to our shareholders totaling approximately $7.2 million using existing cash balances. On October 14, 2021, we declared a quarterly distribution payable to common shareholders of record on October 25, 2021 in the amount of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about November 18, 2021 using cash on hand. For further information regarding the distribution we paid during 2021, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due, subject to limitations on debt offerings in agreements governing our debt. Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit and debt ratings, which were recently downgraded, depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. It is uncertain what the duration and severity of the COVID-19 pandemic and its economic impact will be. A protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
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
Debt Covenants
Our principal debt obligations at September 30, 2021 were: (1) outstanding borrowings under our $800.0 million revolving credit facility; (2) $2.9 billion outstanding principal amount of senior unsecured notes; and (3) $683.0 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by seven properties. For further information regarding our indebtedness, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of September 30, 2021, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are not allowed to incur additional debt while this ratio is below 1.5x on a pro forma basis, and as such, prior to falling below the 1.5x incurrence requirement, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. The proceeds from this borrowing may be used for general business purposes. As of September 30, 2021, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. Further, if we believe we would not be able to satisfy our financial or other covenants, we would seek waivers, amendments, or in the case of our public debt covenants, draw upon any undrawn amounts if again available from our revolving credit facility prior to any covenant violation, consistent with our previous approach in March 2021, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We can provide no assurance that we would be able to obtain these waivers or amendments or repay the related debt facilities when due, which would lead to an event of default or potential acceleration of amounts due on our outstanding debt.
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
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of September 30, 2021, all $1.0 billion of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.35 billion of senior unsecured notes do not have the benefit of any guarantees as of September 30, 2021.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

	As of September 30, 2021	As of December 31, 2020
Real estate properties, net	$4,122,769	$4,138,919
Other assets, net	1,018,134	288,034
Total assets	$5,140,903	$4,426,953

Indebtedness, net	$3,612,092	$2,815,049
Other liabilities	269,048	253,263
Total liabilities	$3,881,140	$3,068,312

Nine Months Ended September 30, 2021
Revenues	$850,937
Expenses	928,412
Loss from continuing operations	(260,351)
Net loss	(261,375)
Net loss attributable to DHC	(261,375)
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
Impact of Government Reimbursement
For the nine months ended September 30, 2021, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
Under the CARES Act, HHS established a Provider Relief Fund as noted elsewhere in this Quarterly Report on Form 10-Q. We have recognized $18,967 as other income with respect to our SHOP segment for the nine months ended September 30, 2021.
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

Fixed Rate Debt
At September 30, 2021, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$250,000	4.750%	$11,875	2024	Semi-Annually
Senior unsecured notes	1,000,000	9.750%	97,500	2025	Semi-Annually
Senior unsecured notes	500,000	4.750%	23,750	2028	Semi-Annually
Senior unsecured notes	500,000	4.375%	21,875	2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2046	Quarterly
Mortgage note	11,304	6.280%	710	2022	Monthly
Mortgage note	10,542	4.850%	511	2022	Monthly
Mortgage note	15,546	5.750%	894	2022	Monthly
Mortgage note	15,318	6.640%	1,017	2023	Monthly
Mortgage notes (2)	620,000	3.530%	21,886	2026	Monthly
Mortgage note	10,298	4.444%	458	2043	Monthly
	$3,533,008		$215,789
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
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2021, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $29.9 million.
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
Floating Rate Debt
At September 30, 2021, our floating rate debt obligations consisted of $800.0 million outstanding under our revolving credit facility. As of September 30, 2021, the maturity date of our revolving credit facility was January 2022. In October 2021, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2023. Subject to the payment of an extension fee and meeting other conditions, we have an additional option to extend the maturity date of the facility by one year to January 2024. Generally, no principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2021 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2021	2.85%	$800,000	$22,800	$0.10
One percentage point increase	3.85%	$800,000	$30,800	$0.13
(1)Interest rate under our revolving credit facility as of September 30, 2021.
(2)Based on weighted average number of shares outstanding (basic and diluted) for the nine months ended September 30, 2021.
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
LIBOR Phase Out

LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR. Interest we may pay on any future debt that we may incur may also require that we pay interest based upon LIBOR. In September 2021, we amended our credit agreement to set forth the mechanics for establishing a replacement benchmark rate under our revolving credit facility at such time as LIBOR is no longer available to calculate interest payable on amounts outstanding thereunder. Despite this amendment, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreement will approximate the current calculation in accordance with LIBOR. We cannot be sure what standard, if any, will replace LIBOR if it is phased out or transitioned.

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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its impact on us and our tenants', managers' and operators' businesses, including the ability of our tenants and senior living community residents to pay rent to us,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•The ability of our senior living community managers to minimize the negative impact from the COVID-19 pandemic on our senior living communities and to manage them profitably and increase our returns,
•Our belief that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including the senior living industry,
•Our belief that the healthcare sector and many of our tenants, managers and operators provide essential services across the United States and the implication that our and our tenants', managers' and operators' businesses will remain open to provide such essential services,
•Our expectations regarding the quality and future performance of the new third party managers of the senior living communities we have recently transitioned from Five Star and the senior living communities we expect to transition from Five Star, and our expectation that we will complete the transition of all 107 communities from Five Star to new third party managers by December 31, 2021,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Our ability to retain our existing tenants, attract new tenants and maintain or increase current rental rates on terms as favorable to us as our prior leases,
•The credit qualities of our tenants,
•Our ability to compete for tenancies and acquisitions effectively,
•Our potential receipt of any additional funding under the CARES Act,
•Our expectation that our redevelopment projects will be completed on budget and by the estimated completion dates,
•Our acquisitions and sales of properties,
•Our closures of senior living communities,
•Our ability to raise debt or equity capital,
•Our ability to complete dispositions,
•The future availability of borrowings under our revolving credit facility,
•Our policies and plans regarding investments, financings and dispositions,
•Whether we may contribute additional properties to our joint venture and receive proceeds from the other investors in the joint venture in connection with those contributions,
•Our ability to pay interest on and principal of our debt,

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
For example:
•Under the current economic conditions for the industries in which our properties and businesses operate, our tenants, managers and operators may not be able to profitably operate their businesses at our properties, our tenants may become unable or unwilling to pay rent owed to us, or the managers or operators of our senior living communities may be unable to generate our minimum returns for sustained periods as a result of the COVID-19 pandemic or otherwise. Additionally, our ability to borrow under our credit facility is subject to us satisfying financial and other covenants, and if we default under our credit facility or other debt obligations due to the impacts of the COVID-19 pandemic or otherwise, we may be required to repay our outstanding borrowings and other debt. Further, although we have taken steps to enhance our ability to maintain sufficient liquidity, unanticipated events, such as emergencies in addition to, or as an expansion of, the current impacts of the COVID-19 pandemic, may require us to expend amounts not currently planned,
•This Quarterly Report on Form 10-Q states that vaccination clinics at senior living communities in our SHOP segment have been completed; however, even though vaccinations have been administered, the senior living industry may not recover to pre-pandemic levels for an extended period of time or at all if market preferences and practices result in older adults utilizing less services of the type offered at our communities,
•Some of our senior living community managers have experienced, and others may experience, operating and financial challenges resulting from a number of factors, some of which are beyond their control, and which challenges impact our operating results from our managed senior living communities, including, but not limited to:
•The impact of conditions in the economy and the capital markets on our senior living community managers and their residents, clients and other customers,

•Competition within the senior living and other health and wellness related services businesses,
•Older adults delaying or forgoing moving into senior living communities or purchasing health and wellness services from our senior living community managers,
•Increases in our senior living community managers' labor costs or in costs they pay for goods and services, due in part to supply chain constraints and commodity price inflation,
•Increases in tort and insurance liability costs,
•Our senior living community managers' operating and debt leverage,
•Changes in Medicare or Medicaid policies and regulations or the possible future repeal, replacement or modification of these or other existing or proposed legislation or regulations,
•Delays or nonpayment of government payments to our senior living community managers,
•Compliance with, and changes to, federal, state and local laws and regulations that could affect our senior living community managers' services or impose requirements, costs and administrative burdens that may reduce our managers' ability to profitably operate their businesses,
•Our senior living community managers' exposure to litigation and regulatory and government proceedings due to the nature of their businesses, including adverse determinations resulting from government reviews, audits and investigations and unanticipated costs to comply with legislative or regulatory developments, and
•Ongoing healthcare reform efforts, including continued efforts by third-party payers to reduce costs,
•We may not be successful in transitioning the 107 senior living communities from Five Star to other third party managers by December 31, 2021 or at all, or in finding a redevelopment opportunity for the remaining senior living community, and the managers for those that we have transitioned or will transition may not be able to manage our senior living communities profitably or increase our returns,
•We own a significant number of Five Star common shares and we expect to own these shares for the foreseeable future. However, we may sell some or all of our Five Star common shares, or our ownership interest in Five Star may otherwise be diluted in the future,
•Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year, due to the operating challenges and uncertain economic challenges as a result of the COVID-19 pandemic. Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees will consider many factors when setting or resetting our distribution rate, including our historical and projected net income, Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our expected needs for and availability of cash to pay our obligations and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution may change and may vary from our expectations. Accordingly, future distributions to our shareholders may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•We may be unable to repay our debt obligations when they become due,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,

•Subject to limitations on acquisitions in agreements governing our debt, we plan to selectively sell certain properties from time to time to fund future acquisitions, and to strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. In addition, to reduce our leverage, we have sold properties and other assets. We cannot be sure we will sell any of these properties or what the terms or timing of any such sales may be. In addition, in the case of our capital recycling program, we cannot be sure that we will acquire replacement properties that improve the quality of our portfolio or our ability to increase our distributions to shareholders, and, we may sell properties at prices that are less than expected and less than their carrying values and therefore incur losses,
•Contingencies in our acquisition and sale agreements that we may enter may not be satisfied and any acquisitions and sales pursuant to such agreements and any related management arrangements we may expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•The capital investments we are making at our senior living communities and our plan to invest additional capital into our senior living communities to better position them in their respective markets in order to increase our future returns may not be successful and may not achieve our expected results. Our senior living communities may not be competitive, despite these capital investments, or these capital investments may be delayed due to the COVID-19 pandemic,
•Our redevelopment projects may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects, and any letters of intent we entered and may enter into to lease our redevelopment projects may not materialize,
•We may spend more for capital expenditures than we currently expect,
•Our existing joint venture and any other joint ventures that we may enter may not be successful,
•Our tenants may experience losses and default on their rent obligations to us,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Our ability to grow our business and maintain or increase our distributions to shareholders depends in large part upon our ability to buy properties and arrange for their profitable operation or lease them for rents, less their property operating expenses, that exceed our capital costs. We are currently generally prohibited from making acquisitions pursuant to our credit agreement during the Amendment Period. In addition, even after these restrictions expire, we may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchase of any properties we do want to acquire. In addition, we may not realize the returns we expect on any properties we acquire,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Although we have obtained a waiver from compliance with certain financial covenants under our credit agreement through June 2022, if our operating results and financial condition are further adversely impacted by current economic conditions or otherwise, we may fail to comply with the terms of the waiver and other requirements under our credit agreement, and we may also fail to satisfy certain financial requirements under the agreements governing our public debt. For example, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of September 30, 2021, and we cannot be certain how long this ratio will remain below 1.5x. We are prohibited from incurring additional debt while this ratio is below 1.5x on a pro forma basis, but are not required to repay outstanding debt as a result of failure to comply with this financial requirement. We are currently fully drawn under our revolving credit facility and could also be required to repay our outstanding debt in the event of non-compliance with certain other requirements of our credit agreement or the agreements governing our public debt. We may therefore experience future liquidity constraints, as we are prohibited from incurring additional debt under our credit agreement or otherwise for failure to comply with the requirements of our credit agreement and the agreements governing our public debt, and we will be limited to our cash on hand or be forced to raise additional sources of capital or take other measures to maintain adequate liquidity,

•Actual costs under our revolving credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,
•We have an option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•The premiums used to determine the interest rate payable on our revolving credit facility and the facility fee payable on our revolving credit facility are based on our credit ratings, which are subject to change,
•For the three months ended September 30, 2021, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments. If the government fails to pay us or our tenants or managers amounts due to us or them because of government defaults, shutdowns, budgetary constraints or otherwise, we and they may be significantly negatively impacted,
•Circumstances that adversely affect the ability of seniors or their families to pay for our managers' or operators' services, such as economic downturns, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,
•It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,
•Our senior living communities are subject to extensive government regulation, licensure and oversight. Our operators sometimes experience deficiencies in the operation of our senior living communities and some of our communities may be prohibited from admitting new residents or our license to continue operations at a community may be revoked. Also, operating deficiencies or a license revocation at one or more of our senior living communities may have an adverse impact on our ability to obtain licenses for or attract residents to our other communities,
•We believe that our relationships with our related parties, including Five Star and RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, new legislation or regulations affecting our business or the businesses of our tenants, managers or operators, changes in our tenants', managers' or operators' revenues or costs, worsening or lack of improvement of the financial condition or changes in our tenants', managers' or operators' financial conditions, deficiencies in operations by a tenant, manager or operator of one or more of our senior living communities, changed Medicare or Medicaid rates, acts of terrorism, pandemics, natural disasters, climate change or changes in capital markets or the economy generally.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2021:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2021	94,937	$3.39	—	$—
Total	94,937	$3.39	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain current and former employees of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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

10.1	First Amendment to Second Amended and Restated Business Management Agreement, effective as of August 1, 2021, between the Company and RMR LLC. (Filed herewith.)
10.2
Third Amendment to Amended and Restated Credit Agreement, dated as of September 3, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent and each of the other institutions party thereto. (Filed herewith.)

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

Dated: November 3, 2021

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: November 3, 2021