Form 10-K
period 2021-12-31
DIVERSIFIED HEALTHCARE TRUST
filed 2022-02-24
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.0 billion based on the $4.18 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2021. For purposes of this calculation, an aggregate of 3,153,232 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
    Number of the registrant's common shares outstanding as of February 21, 2022: 238,994,894.
    References in this Annual Report on Form 10-K to the Company, DHC, we, us or our mean Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
    Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its impact on us and our managers' and other operators' and tenants' businesses,
•The ability of our senior living community managers to minimize the negative economic impact resulting from the COVID-19 pandemic on our senior living communities and to manage them profitably and increase our returns,
•Our belief that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including the senior living industry,
•Our belief that the healthcare sector and many of our tenants and managers and other operators provide essential services across the United States and the implication that our and our tenants' and managers' and other operators' businesses will remain open to provide such essential services,
•Our expectations regarding the quality and future performance of the new third party managers of the senior living communities we transitioned from Five Star Senior Living, or Five Star, which is an operating division of AlerisLife Inc. (f/k/a Five Star Senior Living Inc.), or AlerisLife, during 2021,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Our ability to retain our existing tenants, attract new tenants and maintain or increase current rental rates on terms as favorable to us as our prior leases,
•The credit qualities of our tenants,
•Our ability to compete for tenancies and acquisitions effectively,
•Our potential receipt of any additional funding under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act,
•Our expectation that our redevelopment projects will be completed on budget and by the estimated completion dates,
•Our acquisitions and sales of properties,
•Our closures and repositioning of senior living communities,
•Our ability to raise debt or equity capital,
•Our ability to complete dispositions,
•The future availability of borrowings under our revolving credit facility,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•Whether we may contribute additional properties to our joint ventures and receive proceeds from the other investors in our joint ventures in connection with any such contributions or enter into new joint venture arrangements,
•Our ability to pay interest on and principal of our debt,
i

•Our ability to appropriately balance our use of debt and equity capital,
•Our credit ratings,
•Our expectation that we benefit from our relationships with The RMR Group LLC, or RMR LLC,
•Our qualification for taxation as a real estate investment trust, or REIT, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, net operating income, or NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impacts of the COVID-19 pandemic on us and our managers and other operators and tenants,
•The impacts of economic conditions and the capital markets on us and our managers and other operators and tenants,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Competition within the healthcare and real estate industries, particularly in those markets in which our properties are located,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, AlerisLife (including Five Star), RMR LLC and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•Under the current economic conditions for the industries in which our properties and businesses operate, our managers and other operators and tenants may not be able to profitably operate their businesses at our properties, our tenants may become unable or unwilling to pay their rent obligations to us, or our senior living community managers may be unable to generate our minimum returns for sustained periods as a result of the COVID-19 pandemic or otherwise. Additionally, if we default under our credit facility or other debt obligations due to the impacts of the COVID-19 pandemic or otherwise, we may be required to repay our outstanding borrowings and other debt. Further, although we have taken steps to enhance our ability to maintain sufficient liquidity, unanticipated events may require us to expend amounts not currently planned,
•Our senior living community managers and other operators may experience operating and financial challenges resulting from a number of factors, some of which are beyond their control, and which challenges impact our operating results, including, but not limited to:
◦Fluctuations in occupancy,
◦Competition within the senior living and other health and wellness related service businesses,
◦Older adults delaying or forgoing moving into senior living communities or purchasing health and wellness services,

◦Increased labor costs, decreased labor availability and staffing turnover at our senior living communities or increases in costs paid for goods and services, due in part to supply chain constraints and commodity price inflation,
◦The availability and increases in cost of general and professional liability insurance coverage,
◦Medicare or Medicaid policies and regulations, as well as federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations and standards that could affect our senior living community managers' services or impose requirements, costs and administrative burdens that may reduce our managers' ability to profitably operate their businesses,
◦Imposition of civil, criminal and administrative penalties resulting from any noncompliance with healthcare laws and regulations at our senior living communities, including suspension of or non-payment for new admission or the loss or suspension of accreditation, licenses or certificates of need, or CONs, among other things, and
◦Exposure to litigation and regulatory and government proceedings due to the nature of the senior living and other health and wellness related service businesses.
•We own a significant number of AlerisLife common shares and we expect to own these shares for the foreseeable future. However, we may sell some or all of our AlerisLife common shares, or our ownership interest in AlerisLife may otherwise be diluted in the future,
•Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year, due to the operating challenges and other economic impacts resulting from the COVID-19 pandemic. Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees will consider many factors when setting or resetting our distribution rate, including our historical and projected net income, Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our expected needs for and availability of cash to pay our obligations and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution may change and may vary from our expectations. Accordingly, future distributions to our shareholders may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our debt depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations when they become due or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Subject to limitations on acquisitions in agreements governing our debt, we plan to selectively sell certain properties from time to time to fund future acquisitions, manage leverage and strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. We cannot be sure we will sell any of these properties or what the terms or timing of any such sales may be. In addition, any updating, rebalancing or repositioning of our portfolio may not result in the benefits we expect, and properties we may sell may be at prices that are less than expected and less than their carrying values,
•Contingencies in our acquisition and sale agreements that we may enter may not be satisfied and any acquisitions and sales pursuant to such agreements and any related management arrangements we may expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•The capital investments we are making at our senior living communities and our plan to invest significant additional capital in our senior living communities to better position them in their respective markets in order to increase our future returns may not be successful and may not achieve our expected results. Our senior living communities may not be competitive, despite these capital investments, or these capital investments may be delayed or may cost more than expected due to supply chain disruptions, labor shortages or other conditions,
•Our redevelopment projects may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects, and potential leasing arrangements related to our redevelopment projects may not materialize,
•We may spend more for capital expenditures or redevelopment projects than we currently expect,
•Our existing joint ventures and any additional joint ventures we may enter into in the future may not be successful,
•Our tenants may experience losses and default on their rent obligations to us,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties. In addition, we may incur significant costs to reposition or relet a vacant property for a new operator and vacancies may reduce the value of the property,
•Our ability to grow our business and maintain or increase our distributions to shareholders depends in large part upon our ability to buy properties and arrange for their profitable operation or lease them for rents, less their property operating expenses, that exceed our capital costs. We are currently generally limited in making acquisitions pursuant to the agreement governing our revolving credit facility, or our credit agreement. In addition, even after these restrictions expire, we may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchase of any properties we do want to acquire. In addition, we may not realize the returns we expect on any properties we acquire,
•Rents that we receive from our properties may decline upon renewals or expirations of our leases because of changing market conditions or otherwise,
•Although we have obtained a waiver from compliance with the fixed charge coverage ratio covenant included in our credit agreement through December 2022, if our operating results and financial condition are further adversely impacted by current economic conditions or otherwise, we may fail to comply with the terms of the waiver and other requirements under our credit agreement, and we may also fail to satisfy certain financial requirements under the agreements governing our public debt. For example, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of December 31, 2021, and we cannot be certain how long this ratio will remain below 1.5x. We are currently unable to incur additional debt because this ratio is below 1.5x on a pro forma basis, but we are not required to repay outstanding debt as a result of failure to comply with this financial requirement. We are currently fully drawn under our revolving credit facility and could also be required to repay our outstanding debt in the event of non-compliance with certain other requirements of our credit agreement or the agreements governing our public debt. We may therefore experience future liquidity constraints, as we are currently unable to incur additional debt under our credit agreement or otherwise for failure to comply with the requirements of our credit agreement and the agreements governing our public debt, and we will be limited to our cash on hand or be forced to raise additional sources of capital or take other measures to maintain adequate liquidity,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,
•The premiums used to determine the interest rate payable on our revolving credit facility and the facility fee payable on our revolving credit facility are based on our credit ratings, which are subject to change,
•For the year ended December 31, 2021, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants', residents' and patients' private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments. If the government fails to pay us or our managers or other operators amounts due to us or them because of government defaults, shutdowns, budgetary constraints or otherwise, we and they may be significantly negatively impacted,

•Circumstances that adversely affect the ability of seniors or their families to pay for our managers' or other operators' services, such as economic downturns, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,
•It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,
•We expect that we will benefit from RMR LLC's Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR LLC may not succeed in meeting existing or future standards regarding ESG,
•We believe that our relationships with our related parties, including AlerisLife (including Five Star) and RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, new legislation or regulations affecting our business or the businesses of our managers or other operators or tenants, changes in our managers' or other operators' or tenants' revenues or costs, worsening or lack of improvement of the financial condition or changes in our managers' or other operators' or tenants' financial conditions, deficiencies in operations by a manager or other operator of one or more of our senior living communities, acts of terrorism, pandemics, natural disasters, climate change and climate related events or changes in capital markets or the economy generally.
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

DIVERSIFIED HEALTHCARE TRUST
2021 FORM 10-K ANNUAL REPORT

PART I
Item 1.  Business.
Our Company
We are a real estate investment trust, or REIT, that was organized under Maryland law in 1998. We own medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2021, we wholly owned 390 properties located in 36 states and Washington, D.C. On that date, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.2 billion.
As of December 31, 2021, we owned a 20% equity interest in an unconsolidated joint venture that owns a life science property located in Boston, Massachusetts with approximately 1.1 million rentable square feet that was 100% leased with an average (by annualized rental revenues) remaining lease term of 7.0 years. Additionally, in January 2022, we entered into a joint venture for 10 medical office and life science properties we owned with two unrelated third party global institutional investors, and we retained a 20% equity interest in the joint venture.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8350.
Our Business Strategy
We believe that the aging of the U.S. population benefits our portfolio of healthcare real estate. According to U.S. Census data, between now and 2030, more than 20% of the total U.S. population will be age 65 or older, with that demographic projected to grow thereafter by the equivalent of 10,000 people per day. We believe that this will increase demand for healthcare services and products supplied by the tenants in our medical office and life science properties. The primary market for senior living services is individuals age 80 and older. According to U.S. Census data, the age 75+ demographic is projected to be among the fastest growing age cohorts in the United States over the next 20 years, and according to the Centers for Medicare & Medicaid Services, or CMS, the age 85+ demographic is projected to grow over 30% over the next five years. Also, as a result of medical advances, seniors are living longer, and CMS reports that healthcare spending is projected to grow at an average rate of 5.7% per year and reach $6.0 trillion by 2027.
In light of these demographic trends, we believe that the aging of the U.S. population will increase demand for existing medical office and life science properties, senior living communities (including active adult rental properties) and other medical and healthcare related properties. Although we are currently limited in making acquisitions or other capital investments pursuant to the terms of the agreement governing our revolving credit facility, or our credit agreement, described below, we plan to seek to profit from this demand in the future by, over time, acquiring additional properties and entering into leases and management arrangements with qualified tenants and managers which generate returns to us that exceed our operating and capital costs, including structuring leases that provide for or permit periodic rent increases. Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford the resident fees at our senior living communities. Further, as discussed elsewhere in this Annual Report on Form 10-K, the COVID-19 pandemic and its resulting economic impact have materially adversely affected the senior living industry, including us and our senior living community managers.
We seek to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining these properties. We also expect to use future sales proceeds, at such time as we are able to do so under our credit agreement or otherwise, to acquire new properties that we believe will help us reduce the average age of our properties, increase our weighted average lease term, reduce our ongoing capital requirements and/or increase our distributions to shareholders. We refer to this as our capital recycling program.
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
Skilled Nursing Facilities.  Skilled nursing facilities, or SNFs, generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating rooms, emergency rooms or intensive care units. A typical purpose built SNF includes mostly rooms with one or two beds, a separate bathroom and shared dining facilities. Licensed nursing professionals staff SNFs 24 hours per day. During 2021, we closed approximately 1,500 skilled nursing units, and we have approximately 1,900 skilled nursing units remaining in our portfolio.
Wellness Centers
Wellness centers typically have exercise classes, strength and cardiovascular equipment areas, tennis and racquet sports facilities, pools, spas and children's centers. Professional sports training and therapist services are often available. Wellness centers often market themselves as clubs for which members may pay monthly fees plus additional fees for specific services.
Other Types of Real Estate
In the past, we have considered investing in real estate different from our existing property types and some properties located outside the United States. For example, in 2019 we acquired an age restricted active adult rental property, which we have classified as an independent living community, to diversify our portfolio of senior living communities. We may explore these or other alternative investments in the future.
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

Senior Housing Operating Portfolio Management Agreements
Because we are a REIT for U.S. federal income tax purposes, we generally may not operate our senior living communities. For nearly all of our senior living communities, we use a taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, we lease certain of our communities to our TRSs and our TRSs enter into management agreements with third parties for the operation of such communities. These management agreements generally provide the managers with a management fee, which is a percentage of the gross revenues realized at the communities, plus reimbursement for the managers' direct costs and expenses related to the communities. The managers may also receive an annual incentive fee equal to a percentage of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of the applicable communities exceeds the target EBITDA for the applicable communities.
Effective January 1, 2020, we completed a restructuring of our business arrangements, or the 2020 Restructuring Transaction, with Five Star Senior Living, or Five Star, which is an operating division of AlerisLife Inc. (f/k/a Five Star Senior Living Inc.), or AlerisLife, pursuant to which, among other things, our previously existing master leases with Five Star for 166 of our senior living communities and our previously existing management and pooling agreements for 78 of our senior living communities were terminated and replaced with new management agreements and a related omnibus agreement, which agreements were subsequently replaced in June 2021, as described below.
2021 Amendments to our Management Arrangements with Five Star. In June 2021, we amended our then existing management arrangements with Five Star. The principal changes to the management arrangements included:
•that Five Star agreed to cooperate with us in transitioning 108 of our senior living communities with approximately 7,500 living units to other third party managers without our payment of any termination fee to Five Star;
•that we no longer had the right to sell up to an additional $682.0 million of senior living communities then managed by Five Star and terminate Five Star's management of those communities without our payment of a fee to Five Star;
•that Five Star is continuing to manage 120 of our senior living communities, and that the skilled nursing units in all of our continuing care retirement communities that Five Star is continuing to manage, which then included approximately 1,500 living units, were closed and are being evaluated and repositioned;
•that beginning in 2025, we will have the right to terminate up to 10% of the senior living communities that Five Star is continuing to manage, based on total revenues per year, for failure to meet 80% of a target EBITDA for the applicable period;
•that the incentive fee that Five Star may earn in any calendar year for the senior living communities that Five Star is continuing to manage is no longer subject to a cap and that any senior living communities that are undergoing a major renovation or repositioning are excluded from the calculation of the incentive fee;
•that The RMR Group LLC, or RMR LLC, will oversee any major renovation or repositioning activities at the senior living communities that Five Star is continuing to manage; and
•that the term of our management agreements with Five Star for our senior living communities that Five Star is continuing to manage was extended by two years to December 31, 2036.
Pursuant to these changes, we and Five Star entered into an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that Five Star is continuing to manage. In addition, Five Star delivered to us a related amended and restated guaranty agreement pursuant to which Five Star is continuing to guarantee the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements.
As of December 31, 2021, we had transitioned 107 of the 108 senior living communities from Five Star to new third party managers. The remaining senior living community was closed and we are assessing opportunities to redevelop that community. We lease nearly all of our senior living communities, including those managed by Five Star and by the new third party managers, to our TRSs.

Although we have various rights as owner under our senior living management agreements, we rely on the managers' personnel, good faith, expertise, performance, technical resources, operating efficiencies, information systems, proprietary information and judgment to manage our managed senior living communities efficiently and effectively. We also rely on the managers to set resident fees and otherwise operate our managed senior living communities in compliance with the applicable management agreements.
Under our senior living management agreements, we assume the operational risks and fund the operations and capital and maintenance requirements for our senior living communities. As a result, we are required to maintain sufficient funding for these purposes. Further, any funding we maintain for these purposes will not be available for other business purposes, which may limit our ability to pursue other business opportunities and could limit the amount of distributions we can pay to our shareholders. As a result of the 2020 Restructuring Transaction, effective January 1, 2020, the operating results of our senior living communities that were previously leased from us and operated by Five Star and are now managed by new third party managers for our account are included in our operating results. The operating results of our other pre-existing and subsequently acquired or transitioned senior living communities managed by Five Star for our account are similarly included in our operating results. The change in our historical arrangements with Five Star from mostly leased to now managed has resulted, and likely will continue to result in future periods, in our realizing significantly increased variability in our operating results from our senior living communities from what we experienced in the past.
For more information about the 2020 Restructuring Transaction and the terms of the Master Management Agreement and of the management agreements with the new third party managers, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
COVID-19 Pandemic
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. Many of the restrictions that had been imposed in the United States during the pandemic have since been lifted and commercial activity in the United States generally has increasingly returned to pre-pandemic practices and operations, although recent variants of the virus have caused increased infections and resulted in governments and businesses implementing or adopting certain requirements, including proof of vaccinations and mask wearing. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. It is unclear whether the number of COVID-19 infections will further increase or amplify in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, or our managers', operators' and tenants' businesses.
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
We are closely monitoring the impacts of the COVID-19 pandemic on all aspects of our business, including, but not limited to, labor availability and costs and other cost pressures from supply chain disruptions and commodity price inflation in our senior housing operating portfolio, or SHOP segment.
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

In December 2020, the United States Food and Drug Administration, or FDA, issued emergency use authorizations, or EUAs, for vaccines for the prevention of COVID-19, to Pfizer Inc. / BioNTech SE and Moderna, Inc. This was followed by the FDA issuing an EUA for the Johnson & Johnson vaccine in February 2021. Throughout 2021, COVID-19 variants became of increasing concern. The variants have caused COVID-19 surges in different parts of the country at different times, which has caused the Federal and state governments to re-impose certain restrictions in certain geographies at different times. In response to the variants, and scientific findings that the protection from COVID-19 vaccines waned over time, the Federal government began emphasizing the importance of COVID-19 vaccine booster shots.
Throughout the first quarter of 2021, Five Star coordinated multiple COVID-19 vaccination clinics at all senior living communities in our SHOP segment for residents and staff. As previously disclosed, all of the communities in our SHOP segment completed vaccination clinics and are accepting new residents. On September 13, 2021, Five Star reported full compliance with its previously announced requirement that all of its team members at our communities managed by Five Star be fully vaccinated.
We may be subject to claims by residents and staff related to vaccines our managers administer or the care our managers provide following administration of the vaccine. However, any such potential liability will be limited by the Public Readiness and Emergency Preparedness Act, or PREP Act, which provides immunity protections under federal and state law for individuals and entities, or Covered Persons, against claims of loss relating to certain COVID-19 countermeasures, or Covered Countermeasures. We and our managers' personnel that administer Covered Countermeasures such as the COVID-19 vaccine are classified as Covered Persons immune to claims arising from COVID-19 vaccine administration with the exception of death or serious physical injury caused by willful misconduct.
We also believe that we and our managers, operators and impacted tenants have and may continue to benefit from provisions of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, signed into law in March 2020 and further supplemented by the Consolidated Appropriations Act, 2021, or other federal or state relief programs allowing them to continue or resume business activity. During the year ended December 31, 2021, we recognized $19.6 million in interest and other income in our consolidated statement of comprehensive income (loss) related to funds received under the CARES Act.
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
•In January 2021, we and our lenders amended our credit agreement and the agreement governing our previously existing $200.0 million term loan to, among other things, obtain waivers from compliance with certain financial covenants through June 2022, or the Amendment Period;
•In February 2021, we issued $500.0 million aggregate principal amount of 4.375% senior notes due 2031. We used the net proceeds from this offering to prepay our $200.0 million term loan. In June 2021, we used the remaining net proceeds to redeem all of our outstanding 6.75% senior notes due 2021, when those notes were redeemable with no prepayment premium;
•In March 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility. In February 2022, we repaid $100.0 million of this borrowing to reduce the borrowing capacity under our revolving credit facility to $700.0 million pursuant to the February 2022 amendment to our credit agreement;
•In December 2021 and January 2022, we raised aggregate net proceeds of approximately $1.0 billion from the sale of equity interests in an existing joint venture that owns a life science property located in Boston, Massachusetts and in a new joint venture for 10 medical office and life science properties we owned. We retained a 20% equity interest in each of these joint ventures. We expect to use these proceeds to fund capital expenditures and to reduce leverage; and

•In February 2022, we amended our credit agreement to, among other things, extend the waiver of the fixed charge coverage ratio covenant through December 31, 2022, and we also exercised our option to extend the maturity date of our revolving credit facility to January 2024.
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
Our Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to make distributions to our shareholders. To seek to achieve these objectives, we seek to: maintain a strong capital base of shareholders' equity; invest in strong credit quality properties with strong credit quality tenants and managers; use debt leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; structured investments, including joint venture arrangements, which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations comes from diverse properties and tenants.
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
Acquisition Policies
Subject to the current limitations on acquisitions imposed by our credit agreement discussed elsewhere in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, our acquisition strategy is to seek to acquire additional properties primarily for income and secondarily for appreciation potential. We may purchase individual properties or multiple properties in one portfolio. In implementing this acquisition strategy, we consider a range of factors relating to each proposed acquisition, including, but not limited to:
•the use and size of the property;
•the location of the property;
•the price at which the property may be acquired as compared to the estimated replacement cost of the property;
•the existing or proposed lease or management terms;
•the availability and reputation of experienced and financially qualified tenants, managers or guarantors;
•the historical and projected cash flows from the operations of the property;
•the construction quality, physical condition and design of the property, including various environmental sustainability factors;
•the expected capital expenditures that may be needed at the property;
•the competitive market environment of the property;
•the growth, tax and regulatory environments of the market in which the property is located;
•the price segment and payment sources in which the property is operated;
•the strategic fit of the property with the rest of our portfolio;
•our cost of capital compared to projected returns we may realize by owning the property;

•the level of permitted services and regulatory history of the property and its historical tenants and managers; and
•the existence of alternative sources, uses or needs for capital.
An important part of our acquisition strategy is to identify and select qualified, experienced and financially stable tenants and managers.
Disposition Policies
We plan to selectively sell certain properties from time to time to fund future acquisitions and to strategically update, rebalance and reposition our investment portfolio, and to achieve and maintain leverage at levels we believe are appropriate with a goal of (1) improving the asset quality of our portfolio by reducing the average age, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants, (2) reducing our leverage and (3) increasing our distributions to shareholders. We expect further disruptions to future disposition activity due to uncertain market conditions as a result of the COVID-19 pandemic and its resulting economic conditions.
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
•the strategic fit of the property or investment with the rest of our portfolio;
•the capital required to maintain the property;
•the estimated value we may receive by selling the property;
•our intended use of the proceeds we may realize from the sale of a property;
•the expected benefits that can be achieved from contributing additional properties to our existing or any new joint ventures;
•the existence of alternative sources, uses or needs for capital; and
•the tax implications to us and our shareholders for any proposed disposition.
Other Investments
We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties leased to any one tenant or to an affiliated group of tenants or in properties operated by any one tenant or manager or by an affiliated group of tenants or managers or in securities of one or more persons.
We own a significant number of common shares of AlerisLife, and we expect to own these shares for the foreseeable future. However, we may sell some or all of our AlerisLife common shares, or our ownership interest in AlerisLife may otherwise be diluted in the future. We may also in the future acquire additional common shares or securities of other entities, including entities engaged in real estate activities. We may invest in the securities of other entities for the purpose of exercising control, or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities. As of December 31, 2021, Five Star, an operating division of AlerisLife, managed 120 senior living communities for our account.
Historically, we have primarily owned wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into additional real estate joint ventures if we conclude that by doing so we may benefit from the participation of joint venture partners or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. As of December 31, 2021, we owned a 20% equity interest in an unconsolidated joint venture for a life science property located in Boston, Massachusetts. Additionally, in January 2022, we entered into a joint venture for 10 medical office and life science properties we owned with two unrelated third party global institutional investors. We retained a 20% equity interest in this joint venture. Further, we may acquire interests in joint ventures as part of an acquisition of properties or entities or we may contribute wholly owned properties into our existing or new joint ventures. We also may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.
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
Our Financing Policies
Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our credit agreement and our senior unsecured notes indentures and their supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios. As of December 31, 2021, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants, as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are currently unable to incur additional debt because this ratio is below 1.5x on a pro forma basis, and as such, prior to falling below the 1.5x incurrence requirement, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility. For further information relating to our indebtedness, see elsewhere in this Annual Report on Form 10-K, including Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We may seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders, sales of properties, or equity interests in properties, or a combination of these methods or other transactions. To the extent we obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, some of which may be convertible into our common shares or be accompanied by warrants to purchase our common shares. We may also finance acquisitions by assuming debt, through an exchange of properties or through the issuance of equity or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and improvements of existing or new properties, subject to limitations in agreements governing our debt.
As of December 31, 2021, we had a $800.0 million revolving credit facility. As a result of the February 2022 amendment to our credit agreement, our revolving credit facility was reduced to $700.0 million. We use our revolving credit facility for working capital and general business purposes and for funding investments on an interim basis until we are able to refinance them with equity or long term debt. In some instances, we may assume debt in connection with our acquisition of properties or place new mortgages on properties we own. For more information regarding our financing sources and activities, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” in Part II, Item 7 of this Annual Report on Form 10-K.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Our Manager
The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR LLC. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc., is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Jennifer F. Francis, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and as executive vice president, general counsel and secretary of RMR Inc., an officer of ABP Trust and an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634, and its telephone number is (617) 796-8390. RMR LLC is an alternative asset management company that is focused on commercial real estate and related businesses. RMR LLC or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. In addition, RMR LLC provides management services to our existing joint ventures. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. In addition, our Chief Financial Officer and Treasurer, Richard W. Siedel, Jr., is a Senior Vice President of RMR LLC. Mr. Siedel and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provide management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2021, RMR LLC had approximately 600 full time employees in its headquarters and regional offices located throughout the United States.
Government Regulation and Reimbursement
The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. Although most of these laws and regulations affect the manner in which our tenants and managers operate our properties, some of them also impact us and the values of our properties. Some of the laws that impact or may impact us or our tenants or managers include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as health and safety, fire and privacy laws; federal and state laws affecting assisted living communities that participate in Medicaid and federal and state laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicaid and Medicare that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar state and local laws; and safety and health standards set by the federal Occupational Safety and Health Administration, or OSHA. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, SNFs, clinics and other healthcare facilities typically address facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant matters, and related matters. In addition, the spread of COVID-19 has brought increased government regulation, including additional compliance obligations. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
State and local health and social service agencies and other regulatory authorities regulate and license many senior living communities. State health authorities regulate and license clinics and other healthcare facilities. In most states in which we own properties, we and our tenants and managers are prohibited from providing certain services without first obtaining appropriate licenses. In addition, most states require a certificate of need, or CON, before an entity may open an assisted living facility or expand services at an existing community. In addition, some states (such as California and Texas) that have eliminated CON laws have retained other means of limiting development of facilities, including moratoria, licensing laws and limitations upon participation in the state Medicaid program. Senior living communities and certain other healthcare facilities must also comply with applicable state and local building, zoning, fire and food service codes before licensing or Medicare and Medicaid certification are granted. These laws and regulatory requirements could affect our ability and that of our tenants and managers to expand into new markets or to expand communities in existing markets.

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
Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided by or on behalf of our tenants or by our managers at our facilities exceeds the level of care for which a particular facility is licensed, which could result in closure of the community and the immediate discharge and transfer of residents, which could adversely affect the ability of that tenant to pay rent to us, the profitability of our managed senior living communities and the values of our properties. Citations or revocation of a license could impact the ability for us or our managers to obtain new licenses or certifications or maintain or renew existing licenses and certifications which would trigger defaults under management agreements and leases with us and adversely affect our ability to operate. Furthermore, some states and the federal government allow certain citations of one facility to impact other facilities owned or operated by the same entity or a related entity, including facilities in other states. Revocation of a license or certification at one facility could therefore impact our or a tenant's or manager's ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us, the profitability of that manager, the profitability and values of our properties and trigger defaults under our tenants' leases and managers' management agreements and our or our tenants' or managers' credit arrangements, or adversely affect our or our tenants' or managers' ability to obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility as well as a related entity.
For the year ended December 31, 2021, substantially all of our net operating income, or NOI, was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenue is dependent upon Medicare and Medicaid programs. Our tenants and managers operate facilities in many states and they and we participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs and other similar facilities and state Medicaid programs for services in assisted living communities. In 2021, we closed approximately 1,500 skilled nursing units, reducing the overall impact of government regulation in this sector on our operations, and we have approximately 1,900 skilled nursing units remaining in our portfolio.
In addition, the Federal government took several measures to address the financial impact of the pandemic. The CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, provides billions of dollars of relief to certain individuals and businesses suffering from the COVID-19 pandemic, including as follows:
•It temporarily suspended the 2% Medicare sequestration payment reductions from May 1, 2020 through December 31, 2020. This suspension was extended to March 31, 2021 as part of the Consolidated Appropriations Act, 2021, and in April 2021, was further extended until December 31, 2021.
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
•On September 1, 2020, HHS announced that assisted living providers could apply for COVID-19 relief funding as provided by the CARES Act and the Paycheck Protection Program and Health Care Enhancement Act. On October 28, 2020, CMS published an interim final rule that, among other items, clarified its interpretation that the CARES Act provided Medicare Part B coverage and the payment for COVID-19 vaccine and administration.
•It created the employee retention credit calculated at 50% of qualifying wages up to $10,000 in total per employee, resulting in a maximum credit of $5,000 per employee for employers with 100 or fewer employees.
Further, the Consolidated Appropriations Act, 2021 was signed into law on December 27, 2020. Among other things, this Act further supplemented the Provider Relief Fund with an additional $3 billion. The statute required that no less than 85% of unobligated balances of the fund and funds recovered from providers after the enactment date be allocated based on financial losses and changes in operating expenses occurring in the third or fourth quarter of calendar year 2020. The Consolidated Appropriations Act, 2021 also extended the credits and modified the calculation to 70% of qualifying wages up to $10,000 per quarter per employee for employers with up to 500 employees.
On March 11, 2021, the American Rescue Plan Act of 2021, or ARPA, was signed into law. In addition to broad-based public and private financial relief, ARPA included a number of measures intended to assist the health care industry, including funding to support COVID-19 research, testing, and vaccination efforts. The ARPA temporarily increased the Federal Medical Assistance Percentage specifically for the provision of home- and community- based services, or HCBS, which include home health care services and rehabilitative services, by ten points from April 1, 2021 through March 31, 2022, provided states maintain state spending levels as of April 1, 2021. ARPA further specified that states must use the enhanced funds to “implement, or supplement the implementation of, one or more activities to enhance, expand, or strengthen” Medicaid HCBS.
Further, on September 10, 2021, HHS, through the Health Resources and Services Administration, made $25.5 billion in new funding in COVID-19 relief available to healthcare providers. Under this plan, Provider Relief Fund Phase 4 payments were based on lost revenues and expenditures between July 1, 2020, and March 31, 2021.
We have received funds as part of certain relief programs provided under the CARES Act. The terms and conditions of the Provider Relief Fund require that the funds are utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. In addition, Provider Relief Fund recipients are subject to other terms and conditions, including certain reporting requirements. Any funds not used in accordance with the terms and conditions, must be returned to HHS. Receipt of additional government funds and other benefits from the CARES Act is subject to, in certain circumstances, a detailed application and approval process and it is too soon to accurately predict whether we will meet any eligibility requirements. We have received funds related to certain programs under the CARES Act and various state programs in which certain of our communities in our SHOP segment are located. We recognized $19.6 million of these funds in interest and other income in our consolidated statement of comprehensive income (loss) for which we have met the required terms and conditions for the year ended December 31, 2021.
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
Government Payers. In light of the current and projected federal budget deficit and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, each of which, or in any combination, could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
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
Government authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice's, or the DOJ's, ability to investigate allegations of wrongdoing or fraud at healthcare facilities, in part because of increased cooperation and data sharing among CMS, the United States Department of Health and Human Services, Office of the Inspector General, or the OIG, the DOJ and the states.
In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. We and our tenants and managers expend significant resources to comply with these laws and regulations.
Other Matters. Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our tenants and our managers. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, we, our managers and our tenants that are covered entities or business associates within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which modified various requirements, including the standard for providing breach notices, which previously required an analysis of the harm of any disclosure, to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. On December 10, 2020, HHS issued a proposed rule that would modify certain standards, definitions and patient rights under the previously-promulgated Standards for Privacy of Individually Identifiable Health Information, or the HIPAA Privacy Rule, to address barriers to coordinated care and case management. The effect of this proposed rule, if finalized, upon our operations is unknown at this time. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information. For example, the California Consumer Privacy Act became effective in 2020, and was further modified by the California Privacy Rights Act. We expect additional federal and state legislative and regulatory efforts to regulate consumer privacy in the future. In some states, these laws are more stringent than HIPAA, and we, our tenants and our managers must comply with both the applicable federal and state standards. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, or OCR, entering into several multi-million dollar HIPAA settlements in 2021 alone. OCR has also demonstrated a continuing commitment to enforce the obligation to provide individuals with timely access to their health information upon request. Finally, OCR and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyberattacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.
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
The FDA and other federal, state and local authorities extensively regulate our biotechnology laboratory tenants that develop, manufacture, market or distribute new drugs, biologicals or medical devices for human use. The FDA and such other authorities regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of those products. Before a new pharmaceutical product or medical device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation in connection with FDA approval of new pharmaceuticals or medical devices involve significant time, expense and risks of failure. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer's failure to comply with regulatory requirements, including anti-fraud, false claims, anti-kickback or physician referral laws. Other concerns affecting our biotechnology laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotechnology laboratory tenants to pay rent to us. In addition, if these laws and regulations are altered, additional regulatory risks may arise. Depending upon what aspects of the laws and regulations are altered, the ability of our biotechnology laboratory tenants to pay rent to us could be adversely and materially affected.
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
Corporate Sustainability
We are guided by Environmental, Social and Governance, or ESG, principles, and believe corporate sustainability must be a strategic focus alongside our focus on economic performance. Our sustainability practices which align with those of our manager, RMR LLC — minimizing our impact on the environment, embracing the communities where we operate and attracting top professionals — are critical elements supporting our long-term success.
We recognize our responsibility to minimize the impact of our business on the environment and seek to preserve natural resources and maximize efficiencies in order to reduce the impact the properties we own have on the planet. Our environmental sustainability strategies and best practices help to mitigate our properties’ environmental footprint, optimize operational efficiency and enhance our competitiveness in the marketplace. We seek to obtain certifications that measure progress in environmental sustainability, which helps to benchmark performance and mitigate risk.
We and our manager, RMR LLC, drive value, manage risk and benchmark the performance of our properties by effectively capturing and managing data through real-time energy monitoring, or RTM. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster meanwhile enhancing building system control in a cost-effective and scalable way.
Our energy performance programs drive down energy consumption and reduce carbon emissions of our properties. Lower energy use and emissions reduce our properties' potential exposure to policies that call for a carbon tax or other emissions-based penalties. Our existing business practices are intended to align with the Task Force on Climate-related Financial Disclosures framework across both physical and transition risks and opportunities.
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the ENERGY STAR program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” partner program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its Leadership in Energy and Environmental Design, or LEED®, green building program. Properties that reach a specified level of energy efficiency may receive the ENERGY STAR recognition for a period of 12 months before the requirement that they be recertified. Furthermore, certain properties are not eligible for ENERGY STAR certification. For example, lab uses, medical office properties and properties less than 50% occupied cannot be ENERGY STAR certified.
We believe our effort to obtain additional ENERGY STAR labels and/or LEED® designations and manage our properties in a sustainable manner benefits our business while also bettering the environment. Additionally, RMR Inc. releases an annual Sustainability Report, which summarizes the ESG initiatives RMR Inc. and its clients, including us, employ. RMR Inc.'s Sustainability Report may be accessed on RMR Inc.'s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.'s website is not incorporated by reference into this Annual Report on Form 10-K.
For more information, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities,” “Risk Factors—Risks Related to Our Business—We are subject to risks from adverse weather, natural disasters and climate change and climate related events, and we incur significant costs and invest significant amounts with respect to these matters” and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change”.

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
Board Diversity
As of December 31, 2021, our Board of Trustees was comprised of six Trustees, of which four were independent trustees. Our Board of Trustees is comprised of approximately 33% women and approximately 17% members of underrepresented minorities.
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
Internet Website
Our internet website address is www.dhcreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Diversified Healthcare Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the "Investors" section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Diversified Healthcare Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@dhcreit.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
Segment Information
As of December 31, 2021, we had two reporting segments: Office Portfolio and SHOP. Non-aggregated assets are classified as “non-segment” and include corporate assets and liabilities, certain triple net leased senior living communities and wellness centers. For further information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1999 through 2021 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of regular C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
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
•If we have net income from “prohibited transactions”—that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors—we will be subject to tax on this income at a 100% rate.

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
•As discussed below, we are invested in real estate through subsidiaries that we believe qualify for taxation as REITs. If it is determined that one of these entities failed to qualify for taxation as a REIT, we may fail one or more of the REIT asset tests. In such case, we expect that we would be able to avail ourselves of the relief provisions described below, but would be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income we earned from this subsidiary.
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
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities whose equity is owned in whole or in part by such TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i)(2) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
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
Subsidiary REITs. We indirectly own real estate through subsidiaries that we believe have qualified and will remain qualified for taxation as REITs under the IRC, and we may in the future invest in real estate through one or more other subsidiary entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary's shares are qualifying real estate assets for purposes of the REIT parent's 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent's ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT's ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent's own REIT qualification and taxation could be jeopardized on account of the subsidiary's failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”.
We have joined with our subsidiary REITs in filing protective TRS elections, and we may continue to annually make such elections unless and until our ownership of these subsidiaries falls below 10%. Pursuant to these protective TRS elections, we believe that if one of these subsidiaries is not a REIT for some reason, then that subsidiary would instead be considered one of our TRSs, and as such its value would fit within our REIT gross asset tests described below. We expect to make similar protective TRS elections with respect to any other subsidiary REIT that we form or acquire. We do not expect protective TRS elections to impact our compliance with the 75% and 95% gross income tests described below, because we do not expect our gains and dividends from a subsidiary REIT's shares to jeopardize compliance with these tests even if for some reason the subsidiary is not a REIT.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from any affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:
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
In addition, any corporation (other than a REIT and other than a QRS) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS (excluding, for this purpose, certain "straight debt" securities). Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which the subsidiary's TRS election is intended to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.

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
Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm's length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, the 100% excise tax also applies to the underpricing of services provided by a TRS to its affiliated REIT in contexts where the services are unrelated to services for REIT tenants. We cannot be sure that arrangements involving our TRSs will not result in the imposition of one or more of these restrictions or sanctions, but we do not believe that we or our TRSs are or will be subject to these impositions.
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
•Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. In this regard, prior to the termination of our leases with Five Star, we owned close to, but less than, 10% of the outstanding common shares of AlerisLife. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC's attribution rules.

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
Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, although such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that we are subject to the 100% penalty tax with respect to any particular transaction. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain that we have recognized, or will recognize, in connection with our disposition of assets and other transactions, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests, and will not be dealer gains or subject to the 100% penalty tax. This is because our general intent has been and is to: (a) own our assets for investment (including through joint ventures) with a view to long-term income production and capital appreciation; (b) engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and (c) make occasional dispositions of our assets consistent with our long-term investment objectives.
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
Our Relationships with AlerisLife. Prior to January 1, 2020, we owned a significant percentage (but less than 10%) of the outstanding common shares of AlerisLife. Commencing with our 2002 taxable year and through and including our 2019 taxable year, we expect that the rental income we received from AlerisLife and its subsidiaries constituted “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above. From and after January 1, 2020, we have come to own (directly and indirectly through one of our TRSs) additional common shares of AlerisLife. We have not elected to treat AlerisLife as a TRS, and it is not otherwise an automatic TRS because no TRS of ours owns more than 35% of AlerisLife. This structure for our AlerisLife ownership permits our continued engagement of a corporate subsidiary of AlerisLife to manage health care facilities leased to our TRSs, as described below in greater detail.
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
We have engaged as an intended eligible independent contractor a particular corporate subsidiary of AlerisLife. This contractor and its affiliates are actively engaged in the trade or business of operating qualified health care properties for their own accounts, including pursuant to management contracts among themselves; however, this contractor and its affiliates have few if any management contracts for qualified health care properties with third parties other than us and our TRSs. Based on a plain reading of the statute as well as applicable legislative history, our counsel, Sullivan & Worcester LLP, has opined that this intended eligible independent contractor should in fact so qualify. If the IRS or a court determines that this opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by this particular contractor would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with one or both of these gross income tests. Under those circumstances, however, we expect we would qualify for the gross income tests' relief provision described above, and thereby would preserve our qualification for taxation as a REIT. If the relief provision were to apply to us, we would be subject to tax at a 100% rate upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance would be material because most of the properties leased to our TRSs are managed for the TRSs by this contractor.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year's 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our "real estate investment trust taxable income."
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
We expect that shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities, and that receive (a) distributions from us, or (b) proceeds from the sale of our shares, should not have such amounts treated as UBTI, provided in each case (x) that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, (y) that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and (z) that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit or otherwise hold mortgage assets or conduct mortgage securitization activities that generate “excess inclusion” income.
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
We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.” Furthermore, we believe that no other facts or circumstances limiting the transferability of our shares exist, other than those that are enumerated under the regulation as not affecting the free transferability of shares. In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.
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
Item 1A.  Risk Factors.
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The summary below provides an overview of many of the risks we face that are described in this section. Additional risks, beyond those summarized below, discussed under the caption “Risk Factors” or described elsewhere in this Annual Report on Form 10-K, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
•the COVID-19 pandemic and its resulting economic impact have materially adversely affected the senior living industry, including us and our SHOP operators, and may continue to do so and may adversely affect our other businesses;
•we are dependent on our managers or other operators for the operation of our senior living communities, and we are exposed to operational risks, liabilities and claims with respect to our SHOP segment properties;
•changes and trends in the healthcare industry, including the continuing trend for seniors to delay or forgo moving to senior living communities and increased labor costs and decreased labor availability, have negatively impacted our managers and our SHOP business and operating results;
•we have substantial debt and may incur additional debt, and we are subject to the covenants and conditions contained in the agreements governing our debt, which may restrict our operations and ability to make investments and distributions, and if we fail to satisfy those covenants and conditions, we would be unable to incur additional indebtedness and we may need to repay outstanding debts from other sources of capital;
•we may need additional waivers from our lenders or waivers from our noteholders in order to avoid defaulting under our credit agreement or public debt agreements and the terms of our current waivers under our credit agreement impose restrictions on our ability to pay distributions and to make capital investments;
•if we default under our credit agreement, we may lose some or all of the equity interests in certain of our subsidiaries that we have pledged or face foreclosure on properties on which we have provided first mortgage liens to secure our obligations under the credit agreement;
•we may not be able to reduce our debt leverage and our debt leverage may remain at or above current levels for an indefinite period;
•we may be unable to renew our leases with current tenants when our leases expire or lease our properties to new tenants without decreasing rents or incurring significant costs, providing certain concessions or otherwise;
•risks associated with the development, redevelopment or repositioning of our properties may cause delays in leasing those properties and generating cash flows from those properties;
•we and our managers and other operators and tenants face significant competition;
•changes in market interest rates, including changes resulting from the phase out of LIBOR, may adversely affect us;
•REIT distribution requirements and any limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan, and we are subject to risks associated with our qualification for taxation as a REIT;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and climate change and climate related events, and we may incur significant costs and invest significant amounts with respect to these matters;
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

•any material failure, inadequacy, interruption or security breach of RMR LLC's or our senior living community managers' or other operators' information technology or systems could materially harm us;
•our management structure and agreements with RMR LLC and our relationships with our related parties, including our Managing Trustees, RMR LLC, AlerisLife (including Five Star) and others affiliated with them, may create conflicts of interest;
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
•we may change our operational, financing and investment policies without shareholder approval; and
•our distributions to our shareholders may remain at $0.01 per share for an indefinite period or be eliminated and the form of payment could change.
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
Risks Related to Our Business
The COVID-19 pandemic and its resulting economic impact have materially adversely affected the senior living industry, including us and our SHOP operators, and may continue to do so and may adversely affect our other businesses.

The COVID-19 pandemic has had a substantial adverse impact on the global economy, including the U.S. economy, during various stages of the pandemic. Government requirements to stay in place and temporarily close businesses had a substantial negative impact on the economy. Government spending during the pandemic, and subsequent easing of the government restrictions, have since helped avert extended negative impacts to the economy and are believed to have helped foster a return to economic growth. However, the progression of the pandemic has been unpredictable, with infection rates rising and falling and new variants of the virus continuing to emerge. Those variants may have negative impacts on public health, including possibly being more transmissible, including to people who have been otherwise immunized due to natural immunity as a result of being previously infected with COVID-19 or vaccination. Variants of COVID-19 could have similar or worse impacts on the economy and public health as previous versions of COVID-19.
Our business is focused on healthcare related properties, including medical office and life science properties, senior living communities, wellness centers and other medical and healthcare related properties. We believe that the healthcare sector and many of our tenants, managers and other operators provide essential services across the United States. Due to restrictions intended to prevent the spread of the virus that causes COVID-19, certain of our medical office and wellness center tenants, which include physician practices that had discontinued non-essential surgeries and procedures and fitness centers, that had been ordered closed by state executive orders experienced disruptions to their businesses. Our managers and other operators also experienced disruptions, including limitations on in-person tours and new admissions, and experienced challenges in attracting new residents to their communities in addition to experiencing increased expenses due to increased labor costs, including higher health benefits costs, and increased costs and consumption of supplies, including personal protective equipment. Although operating conditions have improved in the senior living industry since low points experienced during the COVID-19 pandemic, they have not returned to pre-pandemic levels and could decline again as a result of increased COVID-19 infections and related negative impacts on public health conditions. In addition, if COVID-19 infections increase and public health conditions deteriorate, our other businesses may be negatively impacted if our tenants are not able to pay their rent obligations to us or if we are not able to lease our properties for sufficient effective rent amounts.
We are closely monitoring the impacts of the COVID-19 pandemic on all aspects of our business, including labor availability and costs and other cost pressures from supply chain disruptions and commodity price inflation. With respect to our

SHOP segment, we expect that our senior living community managers will be operating our communities at lower average occupancy with higher operating expenses per resident as a result of the COVID-19 pandemic, which will likely lead to decreased returns to us. Our managers continue to follow federal, state and local health department guidelines and their own infection prevention protocols but we expect to see additional cases of COVID-19 in our senior living communities.
The ultimate adverse impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenants', managers' and other operators' businesses and operations or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will fully recover, either of which could materially harm our business. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, operating results, financial condition and cash flows. Moreover, many risk factors set forth in this section should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Our acquisition activities have been significantly curtailed and we expect that to continue for an indefinite period.
We are not actively pursuing acquisitions at this time. In addition, our credit agreement limits our ability to make acquisitions. As a result, we are limited in pursuing investments, which may limit our ability to grow and to act upon opportunities we believe would benefit us.
We are limited in our ability to operate our senior living communities and are thus dependent on our managers or other operators.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing healthcare facilities, we do not operate or manage our senior living communities. Instead, we lease nearly all our senior living communities to subsidiaries of ours that qualify as TRSs under the IRC and retain third parties to manage those senior living communities. Our SHOP business is dependent on a limited number of managers and Five Star manages most of our senior living communities. The other communities in our SHOP segment not managed by Five Star are managed by other managers that are new to us, having only begun managing for us in 2021; as a result, our arrangements with the new managers are subject to transition and other risks and it may take an extended period to stabilize operations at these communities. Our income from our properties may be adversely affected if our managers or other operators fail to provide quality services and amenities to residents. While we monitor the performance of our managers and other operators and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that our managers or other operators are not performing adequately. Any failure by our managers or other operators to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers and other operators operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our managers and other operators have made, and may in the future make, decisions regarding competing properties or our properties' operations that may not be in our best interests and which may result in a reduction of our returns.
We are exposed to operational risks, liabilities and claims with respect to our SHOP segment properties that could adversely affect our revenues and operations.
We are exposed to various operational risks with respect to our SHOP segment properties that may increase our costs or adversely affect our ability to generate revenues. In addition to operational challenges related to the COVID-19 pandemic, these risks include fluctuations in occupancy experienced during the normal course of business, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; increases in property taxes; state regulation and rights of residents related to entrance fees; federal and state housing laws and regulations, including rent and eviction restrictions related to the COVID-19 pandemic; the availability and increases in the cost of labor (as a result of unionization or otherwise); and increases in commodity prices, such as the prices of food and construction materials, as a result of, among other things, supply chain challenges currently being experienced in the global economy, including the U.S. economy. Any one or a combination of these factors may adversely affect our revenue and operations.
Further, we generally hold the applicable healthcare license and enroll in applicable government healthcare programs on behalf of the properties in our senior living operations segment. This subjects us to potential liability under various healthcare laws and regulations. Healthcare laws and regulations are wide-ranging, and noncompliance may result in the imposition of civil, criminal, and administrative penalties, including: the loss or suspension of accreditation, licenses or CONs;

suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure.
The trend for seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether has been exacerbated by the COVID-19 pandemic and could have a material adverse effect on our business, financial condition and results of operations.
Seniors have been increasingly delaying their moves to senior living communities until they require greater care or forgoing moving to senior living communities altogether. The COVID-19 pandemic has exacerbated and may continue to exacerbate these trends. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors' personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior living communities. Moreover, older aged persons may have greater care needs and require higher acuity services, which may increase costs at our senior living communities, expose our managers or other operators to additional liability or result in lost business and shorter stays at our senior living communities if our managers or other operators are not able to provide the requisite care services or fail to adequately provide those services. Further, if we or our managers or other operators fail to successfully act upon and address these and other trends and changes in seniors' needs and preferences or in the healthcare industry generally, we or they may be unable to offset associated lost revenues by growing other revenue sources, such as by offering new or increased service offerings to seniors, and our senior living communities may become unprofitable and the value of our senior living communities may decline.
Increased labor costs, decreased labor availability and staffing turnover have negatively impacted our managers and our SHOP business and operating results, and these conditions may continue for an extended period.
Wages and employee benefits associated with the operations of our managed senior living communities represent a significant part of our managed senior living communities' operating expenses. Low unemployment and the ongoing COVID-19 pandemic have resulted in increased labor costs, including higher health benefits costs, in the senior living industry. Further, legislation has been enacted and proposed to increase the minimum wage in various jurisdictions in recent years, which has put upward pressure on wages. Moreover, the U.S. labor market has been experiencing labor shortages, which has negatively impacted our senior living communities' operations and increased our, our managers' and other senior living community operators' labor costs. If these conditions continue, our managers and other operators may increasingly be challenged in fully operating our senior living communities, which may require us to reduce our operations; as a result of these conditions, our revenues and growth may decline and our costs may continue to increase.
The market for qualified nurses and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require our managers or other operators to increase the wages and benefits they offer to their employees in order to attract and retain them or to utilize temporary personnel at an increased cost. In addition, employee benefit costs, including health insurance and workers' compensation insurance costs, have materially increased in recent years.
Staffing turnover at our senior living communities is common, and it increases in a competitive labor market, which has been the case during the COVID-19 pandemic. Heightened levels of staffing turnover at our senior living communities, particularly with respect to key and skilled positions, such as management, regional and executive directors and other skilled and qualified personnel, may disrupt operations, limit or slow the execution of business strategies, and decrease revenues and increase costs at our managed senior living communities, which may have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Our investments in our properties may not yield the returns we expect and may cost more than expected and take longer to complete.
We invest significant amounts in our properties. However, we may not realize the returns we expect from these investments, and these investments may cost more than we expect. For example, the global economy, including the U.S. economy, has been experiencing supply chain challenges, which, at times, has reduced the availability of goods and materials, caused price inflation and increased the time from order to receipt of goods and materials. These conditions could result in our planned capital expenditures costing more than expected and taking longer to complete.
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
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
We have a substantial amount of debt and we may incur additional debt.
As of December 31, 2021, our consolidated indebtedness was $3.7 billion, our consolidated net debt to total gross assets ratio was 32.3% and we were fully drawn on our revolving credit facility.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt; however, our credit agreement and our senior unsecured notes indentures and their supplements contain certain restrictions on our ability to incur additional debt for so long as certain debt service ratios are not met and we are generally restricted during the Amendment Period from incurring additional debt. Our debt obligations could have important consequences to our security holders. Our incurrence of debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurrence of debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to make or sustain distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including our credit agreement and our senior unsecured notes indentures and their supplements. In such case, our lenders or noteholders may demand immediate payment of any outstanding indebtedness and could seek payment from the subsidiary guarantors under our credit agreement, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by certain pledging subsidiaries, or we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may need additional waivers from our lenders or waivers from our noteholders in order to avoid defaulting under our credit agreement or our public debt agreements, and the terms of our current waivers under our credit agreement impose restrictions on our ability to pay distributions and make capital investments, and any future waiver or amendment may impose similar or additional restrictions.
During 2021, we and our lenders amended our credit agreement to, among other things, obtain waivers from compliance with then existing financial covenants through June 2022. To obtain these waivers, we agreed to restrictions on our ability to pay distributions, other than as currently contemplated or to maintain our qualification for taxation as a REIT and to avoid the payment of certain income and excise taxes and make capital investments. In February 2022, we amended our credit agreement to, among other things, extend the waiver of the fixed charge coverage ratio covenant through December 31, 2022, and we also exercised our option to extend the maturity date of our revolving credit facility to January 2024. We may need to further extend these waivers or obtain additional waivers from our lenders or waivers from our noteholders in order to avoid failing to satisfy certain financial covenants under our debt agreements, but our lenders or noteholders are not required to grant any such extensions or waivers and may determine not to do so. If we fail to receive any required extensions or waivers, we may be in default under our credit agreement and the lenders could terminate our revolving credit facility and require us to pay our then outstanding borrowings under our revolving credit facility. Any future extension or waiver we may obtain may impose similar or additional restrictions, which may limit our ability to pay or increase distributions to our shareholders or make investments that we believe we should make and could reduce our ability to pursue business opportunities, grow our business and improve our operating results. In addition, continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions.
We may fail to comply with the terms of our credit agreement and our senior unsecured notes indentures and their supplements, which could adversely affect our business, would limit our ability to incur indebtedness and may prevent our making distributions to our shareholders.
Our credit agreement and our senior unsecured notes indentures and their supplements include various conditions, covenants and events of default, including certain restrictions on our ability to incur debts or make distributions under certain circumstances. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit agreement and our senior unsecured notes indentures and their supplements require us to maintain certain debt service ratios (to the extent not waived). Our ability to comply with those covenants will depend upon the net rental income and returns we receive from our properties. If the occupancy at our properties declines or if our rents or returns decline, we may be unable to borrow under our revolving credit facility. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders. In addition, continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. For example, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of December 31, 2021, and we cannot be certain when or if this ratio will exceed 1.5x. We are currently unable to incur additional debt because this ratio is below 1.5x on a pro forma basis, but are not required to repay outstanding debt as a result of failure to comply with this financial requirement. We are currently fully drawn under our revolving credit facility and could also be required to repay our outstanding debt in the event of non-compliance with certain other requirements of our credit agreement or the agreements governing our public debt. We may therefore experience future liquidity constraints, as we are currently unable to incur additional debt under our credit agreement or otherwise for failure to comply with the requirements of our credit agreement and the agreements governing our public debt. An inability to incur additional indebtedness would require us to meet our capital needs from other sources, such as cash on hand, operating cash flow, equity financing or asset sales, which may not be available to us on attractive terms or at all and we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise.
Further, if we default under our credit agreement, our lenders may demand immediate payment and may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding indebtedness or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our credit agreement or our senior unsecured notes indentures and their supplements.
Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets that secure that indebtedness.
At December 31, 2021, we had $62.5 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by six properties, which excludes $620.0 million related to a joint venture arrangement in which we own a 20% equity interest. We also had two properties subject to finance leases with lease obligations totaling $6.6 million at December 31, 2021. In addition, we have pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit agreement, and have provided first mortgage liens on 61 properties owned by certain pledged subsidiaries with an undepreciated book value of $1.0 billion as of December 31, 2021, to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things.
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
Changes in market interest rates, including changes resulting from the phase out of LIBOR, may adversely affect us.
Changes in market interest rates may be sudden and may significantly impede our growth. Interest rates have remained at relatively low levels on a historical basis, but the U.S. Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However the timing, number and amount of any such future interest rate increases are uncertain.
In addition, as noted in Part II, Item 7A of this Annual Report on Form 10-K, LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR, and interest we may pay on any future borrowings under our revolving credit facility may also require that we pay interest based upon LIBOR. In September 2021, we amended our credit agreement to set forth the mechanics for establishing a replacement benchmark rate under our revolving credit facility at such time as LIBOR is no longer available to calculate interest payable on amounts outstanding thereunder. We cannot be sure that any changes to the determination of interest under our credit agreement would approximate the current calculation in accordance with LIBOR. We also cannot be certain of what standard, if any, will replace LIBOR if it is phased out or transitioned, and any alternative interest rate index that may replace LIBOR may result in our paying increased interest.
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
•amounts outstanding under our revolving credit facility require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.
Our managers or other operators may fail to comply with laws relating to the operation of our senior living communities.
We and our managers or other operators are subject to, or impacted by, extensive and frequently changing federal, state and local laws and regulations, including: licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our managers and other operators conduct their operations, such as with respect to health and safety, fire and privacy matters; laws affecting communities that participate in Medicaid; clinics and other healthcare facilities that participate in both Medicare and Medicaid which mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar laws; and safety and health standards established by OSHA. We and our managers and other operators are also required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information under HIPAA.
We and our managers and other operators expend significant resources to maintain compliance with these laws and regulations. However, if we or our managers or other operators are alleged to fail, or do fail, to comply with applicable legal requirements, we or they may have to expend significant resources to respond to such allegations, and if we or they are unable to cure deficiencies, certain sanctions may be imposed and we or they may be obligated to return payments and pay fines and interest, which may adversely affect the profitability of our senior living communities and ability to obtain, renew or maintain licenses at those communities.
We and our managers and other operators and tenants face significant competition.
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
In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although the rate of new development of senior living communities has slowed, which decline has accelerated during the COVID-19 pandemic, the increased supply of senior living communities from recent development activity has increased competitive pressures on our managers and other operators, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. Further, our senior living communities compete with numerous other senior living service providers, such as home healthcare companies and other real estate based service providers. Some of these senior living competitors are larger and have greater financial resources than our managers or other operators do, and some of these competitors are not for-profit entities which have endowment income and may not face the same financial pressures that they do. We cannot be sure that our managers or other operators will be able to attract a sufficient number of residents to our senior living communities at rates that will generate acceptable returns or that our managers or other operators will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow them to compete successfully and operate our senior living communities profitably.
These competitive challenges may prevent our managers and other operators from maintaining or improving occupancy and rates at our senior living communities, which may reduce our returns from our senior living communities and adversely affect the profitability of our senior living communities, and may cause the values of our properties to decline.

We may be unable to lease our properties when our leases expire.
Although we typically will seek to renew our leases with current tenants when they expire, we cannot be sure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties.
We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We currently have several properties under development and we intend to continue to engage in development, redevelopment and repositioning activities with respect to our properties, and, as a result, we are subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include:
•the availability and pricing of financing on favorable terms or at all;
•development costs that may be higher than anticipated;
•cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, inflation or material shortages);
•the potential that we may expend funds on, and devote management time to, projects that we do not complete; and
•the inability to complete construction and leasing of a property on schedule resulting in increased debt service expense and development and renovation costs and possible loss of tenancies.
These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of development, redevelopment and repositioning activities and cause delays in leasing these properties and generating cash flows from these properties, any of which could have a material adverse effect on our business, financial condition and results of operations.
Ownership of real estate is subject to environmental risks and liabilities.
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards may be substantial and are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the operators of our properties to incur costs to comply with. We may incur substantial liabilities and costs for environmental matters.
We are subject to risks from adverse weather, natural disasters and climate change and climate related events, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and climate change and climate related events. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or climate related events or in response to our tenants' requests for such investments and we may not realize desirable returns on those investments.

Vacancies in a property could result in significant capital expenditures and illiquidity and reduce the value of the property.
The loss of a tenant may reduce the value of a property and require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. Many of the leases we enter into or acquire are for properties that are especially suited to the particular business of our tenants, such as our medical office and life science properties. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. We may also have difficulty selling the property due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand.
RMR LLC and our senior living community managers rely on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR LLC and our senior living community managers rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and their respective internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, residents, tenants and guarantors and lease data. If these systems experience material failures, inadequacies or interruptions, we could incur material costs and losses and our operations could be disrupted as a result. RMR LLC and our senior living community managers take various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems' improper functioning or a compromise in security.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our cybersecurity risks are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC's, our senior living community managers' or other third parties' information technology networks and systems or operations. The COVID-19 pandemic may adversely impact RMR LLC's ability to maintain the security, proper function and availability of information technology and systems since a continued period of remote working by its employees or individuals with whom RMR LLC works outside of its organization could strain its technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Although most of RMR LLC's office-based employees have returned to the office, the ongoing transition to in person work arrangements, or any return to remote work in light of the resurgence of the COVID-19 pandemic may result in the continuation of many of the risks of offsite work arrangements. In addition, RMR LLC's data security, data privacy, investor reporting and business continuity processes could be impacted by a third party's inability to perform due to the COVID-19 pandemic or by the failure of, or attack on, their information systems and technology. Any failure by RMR LLC, our senior living community managers or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Third party expectations relating to ESG factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors and certain of our tenants and other stakeholders concerning corporate responsibility, specifically related to ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR LLC's policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies' corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and RMR LLC and cause us and RMR LLC to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR LLC elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR LLC's policies with respect to corporate responsibility are inadequate. We and RMR LLC may face reputational damage in the event that our or their corporate responsibility procedures or standards do not meet the standards set by various constituencies. If we and RMR LLC fail to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR LLC's initiatives are not executed as planned, our and RMR LLC's reputation and financial results could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted.
The nature of our managers' and other operators' businesses exposes us and them to litigation and regulatory and government proceedings.
Our managers and other operators have been, are currently, and expect in the future to be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of their and our businesses, some of which may involve material amounts, and we may also be involved in such claims, lawsuits and regulatory and government audits, investigations and proceedings at our managed communities. The defense and resolution of such claims, lawsuits and other proceedings may require our managers or other operators or us to incur significant expenses. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against senior living companies. Also, our managers and other operators may face increased exposures to lawsuits or other legal proceedings related to COVID-19 outbreaks. As a result of these conditions, the cost of liability insurance continues to increase.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
We or our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and our managers or other operators and tenants. Increased insurance costs may adversely affect our managers' abilities to operate our properties profitably and provide us with desirable returns and our tenants' abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics, including the COVID-19 pandemic, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our managers and tenants for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
We may not succeed in selling properties we may identify for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
To reduce our leverage, we have sold properties and other assets. Our ability to sell properties or any other assets and the prices we receive upon any sale, may be affected by various factors, including those related to the impacts of the COVID-19 pandemic, and we may be unable to execute our strategy to reduce our leverage. In particular, these factors could arise from weaknesses in or a lack of established markets for the properties we may identify for sale, changes in the financial condition or prospects of prospective purchasers for and the tenants of the properties, the terms of leases with tenants at certain of the properties, the characteristics, quality and prospects of the properties, the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, industry trends and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. We may not succeed in selling properties or other assets and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations, and we may incur losses in connection with any sales. In addition, we may elect to change or abandon our strategy to reduce leverage and forego or abandon property or other asset sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we believe appropriate or which ratings agencies and possible financing sources believe appropriate, our credit ratings may be lowered, and we may further reduce our acquisition activity or investments in our existing properties.

Our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements.
We are party to joint ventures with institutional investors for certain properties that we previously owned within our Office Portfolio segment, and we may in the future sell or contribute additional properties to, or acquire, develop or recapitalize properties in joint ventures. Our participation in joint ventures is subject to risks, including the following:
•we share approval rights over major decisions affecting the ownership or operation of the joint ventures and any property owned by the joint ventures;
•we may need to contribute additional capital in order to preserve, maintain or grow the joint ventures and their investments;
•our joint venture investors may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease, relet or operate the property owned by the joint ventures or maintain our or the joint ventures' qualification for taxation as a REIT;
•our joint venture investors may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification for taxation as a REIT;
•our ability to sell our interest in the joint ventures or the joint ventures' ability to sell additional interests of, or properties owned by, the joint ventures when we so desire are subject to the approval rights of other joint venture investors under the terms of the agreements governing the joint ventures; and
•disagreements with joint venture investors could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. Further, these, similar, enhanced or additional risks, including possible mandatory capital contribution requirements, may apply to any future additional or amended joint ventures that we may enter into.
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant, and the continued existence of the COVID-19 pandemic may increase the risk of our tenants and the managers and other operators of our senior living communities filing for bankruptcy. If a tenant files for bankruptcy, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy, and a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full. If any of our senior living community managers or other operators files for bankruptcy, we may experience delays in enforcing our rights, and may be limited in our ability to replace the manager or other operator. In the case of any tenant or manager or other operator bankruptcy, we may incur substantial costs in protecting our investment and re-leasing or finding a replacement manager or other operator.
A severe cold or flu season, epidemics or any other widespread illnesses could adversely affect the operations of our senior living communities.
Our revenues and our managers' and other operators' and tenants' revenues with respect to our senior living communities are dependent on occupancy and could significantly decrease in the event of a severe cold and flu season, an epidemic or pandemic such as the COVID-19 pandemic or any other widespread illness. Such a decrease could significantly impact our and our managers' and tenants' revenues from our senior living communities. As experienced during the COVID-19 pandemic, a future flu or other epidemic or pandemic could significantly increase the cost burdens faced by our managers or tenants, including if they are required to implement quarantines for residents, and adversely affect their ability to meet their obligations to us and our returns, which would have a material adverse effect on our financial results.

Risks Related to Our Relationships with RMR LLC and AlerisLife (including Five Star)
We are dependent upon RMR LLC to manage our business and implement our growth strategy.
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
RMR LLC is a majority-owned subsidiary of RMR Inc. The Chair of our Board of Trustees who is also one of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR LLC or its subsidiary also acts as the manager to certain other Nasdaq listed companies and private companies, as noted elsewhere in this Annual Report on Form 10-K, and Mr. Portnoy serves as a managing director, managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees or board of directors, as applicable, of certain of those companies.
Jennifer Francis, our other Managing Trustee and our President and Chief Executive Officer, and Richard Siedel, Jr., our Chief Financial Officer and Treasurer, are also officers and employees of RMR LLC. Mr. Siedel is also the chief financial officer and treasurer of ILPT. Messrs. Portnoy and Siedel and Ms. Francis have duties to RMR LLC, and Mr. Siedel has duties to ILPT, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Mr. Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2021, Mr. Portnoy beneficially owned 1.1% of our common shares and approximately 6.2% of AlerisLife's outstanding common shares (including through ABP Trust), and we owned approximately 32.7% of AlerisLife's outstanding common shares. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

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
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements with RMR LLC were not negotiated on an arm's length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR LLC, may be different from those negotiated on an arm's length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC's incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel and our share of RMR LLC's costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC's incentive to efficiently manage those costs, which may increase our costs.
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
Our business dealings with AlerisLife (including Five Star) comprise a significant part of our business and operations and they may create conflicts of interest or the perception of such conflicts of interest.
AlerisLife was originally organized as our subsidiary. We distributed substantially all of our AlerisLife common shares to our shareholders on December 31, 2001. RMR LLC provides management services to both us and AlerisLife. Adam Portnoy, the Chair of our Board who is also one of our Managing Trustees, as the sole trustee of ABP Trust, is a significant shareholder of AlerisLife, beneficially owning, including through ABP Trust, approximately 6.2% of AlerisLife's outstanding common shares as of December 31, 2021. Five Star, an operating division of AlerisLife, manages a significant number of our senior living communities. In addition, Mr. Portnoy is the chair of AlerisLife's board of directors and is also one of its managing directors.
The historical and continuing relationships which we, RMR LLC and Mr. Portnoy have with AlerisLife could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. As a result of these relationships, our agreements with AlerisLife (including Five Star) were not negotiated on an arm's length basis between unrelated parties, and therefore the terms thereof may be different from those negotiated on an arm's length basis between unrelated parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
We may not realize the benefits we expect from our investment in AlerisLife common shares.
As of December 31, 2021, we owned 10,691,658 AlerisLife common shares, or approximately 32.7% of AlerisLife's outstanding common shares. Our investment in AlerisLife is subject to various risks, including, among others, the COVID-19 pandemic and its aftermath; the highly competitive nature of the senior living industry; medical advances and healthcare services that allow some potential residents to defer the time when they require the services available at senior living communities that Five Star manages; a competitive labor market and labor shortages within the senior living industry that are increasing our and Five Star's employment costs, including labor costs that Five Star incurs and which we are not obligated to fund or reimburse; significant regulatory requirements imposed on Five Star's business; and other factors. Many of these factors are beyond our and Five Star's control. As a result, we may not realize the benefits we expect from our investment in AlerisLife common shares, and we could incur losses from our investment.
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
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR LLC or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of RMR Inc. or other related parties may challenge any such related party transactions. If challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management's attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.

We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR LLC, AlerisLife (including Five Star), the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections and votes on our say on pay, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of our management's attention and could have a material adverse impact on our reputation and business.
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
Our declaration of trust prohibits any shareholder, other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
•the current different terms of our Trustees, with a majority of our existing Trustees having terms expiring in 2022 and the remainder having terms expiring in 2023, which could delay a change of control of us (although beginning at our 2023 annual meeting of shareholders and thereafter, all of our Trustees will stand for election for one year terms);
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
Shareholder litigation against us or our Trustees, officers, managers or other agents may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.
Our shareholders agree, by virtue of becoming shareholders, that they are bound by our governing documents, including the arbitration provisions of our bylaws, as they may be amended from time to time. Our bylaws provide that certain actions by one or more of our shareholders against us or any of our Trustees, officers, managers or other agents, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our Trustees, officers, managers or other agents, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against us or our Trustees, officers, managers or other agents, including, for example, claims alleging violations of federal securities laws or breach of fiduciary duties or similar director or officer duties under Maryland law, if we or any of our Trustees, officers, managers or other agents against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our shareholders would be required to pursue such claims through binding and final arbitration.
Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws' arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys' fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder's attorneys. The arbitration provisions of our bylaws may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Trustees, officers, managers or other agents. Our agreements with AlerisLife (including Five Star) and RMR LLC have similar arbitration provisions to those in our bylaws.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders' ability to obtain a judicial forum they deem favorable for disputes with us or our Trustees, officers, managers or other agents.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any Trustee, officer, manager, agent or employee of ours, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder's ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, managers or other agents, which may discourage lawsuits against us and our Trustees, officers, managers or other agents.
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
If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes, our cash available for distribution to our shareholders could be reduced, and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
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
Risks Related to Our Securities
Our quarterly cash distribution rate on our common shares is currently $0.01 per share and future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
During 2020, we reduced our quarterly cash distribution rate on our common shares to $0.01 per share. We currently intend to continue to make quarterly distributions to our shareholders at this rate at least through the Amendment Period, and possibly thereafter, subject to applicable REIT tax requirements. However:
•our ability to make or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;
•our making of distributions is subject to compliance with restrictions contained in our credit agreement, including being limited to amounts required to maintain our qualification for taxation as a REIT and $0.01 per common share per quarter during the Amendment Period, and during the continuance of any event of default under the agreements governing our debt, we may be limited or in some cases prohibited from making distributions to our shareholders; and

•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our funds from operations attributable to common shareholders, or FFO attributable to common shareholders, our normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may not increase for an indefinite period or we may cease making distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
The Notes and the Guarantees are structurally subordinated to the payment of all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes and the 2031 Notes.
We are the sole obligor on our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes. Our subsidiaries that guarantee our 9.75% senior notes due 2025, or the 2025 Notes, and our 4.375% senior notes due 2031, or the 2031 Notes, are the sole obligor on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the 2025 Notes and the 2031 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries' creditors. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our non-guarantor subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes and the 2031 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2021, our non-guarantor subsidiaries had total indebtedness and other liabilities of approximately $88.0 million (including guarantees of other indebtedness and trade payables, but excluding liabilities to us or a subsidiary guarantor), which are structurally senior to the 2025 Notes and the 2031 Notes.
The Notes and the Guarantees are unsecured and effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes and Guarantees are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under our credit agreement (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Notes that are not secured by those assets. In that event, because such Notes and the Guarantees will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes and the Guarantees, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes and the Guarantees permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes and the Guarantees will be effectively subordinated to any such additional secured indebtedness. As of February 21, 2022, our secured debt included outstanding borrowings under our revolving credit facility, which is secured by pledges of equity in certain subsidiaries that own properties.

Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of notes to return payments received from guarantors.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee of the 2025 Notes and the 2031 Notes (or any future Notes that are guaranteed by our subsidiaries) could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the debt evidenced by its guarantee:
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
We have not applied for listing of certain of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We cannot be sure of the liquidity of any market that may develop for such Notes, the ability of any holder to sell such Notes or the price at which holders would be able to sell such Notes. If a market for such Notes does not develop, holders may be unable to resell such Notes for an extended period of time, if at all. If a market for such Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell such Notes. Consequently, holders of the Notes may not be able to liquidate their investment readily, and lenders may not readily accept such Notes as collateral for loans.
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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. In February 2022, Moody's Investors Service, or

Moody's, downgraded our senior unsecured debt rating from B1 to B3, our 9.75% senior notes due 2025 rating from Ba3 to B2 and our 4.375% senior notes due 2031 rating from Ba3 to B2. In February 2021, Standard & Poor's Ratings Services, or Standard & Poor's, downgraded our senior unsecured debt rating from BB to BB- and our 9.75% senior notes due 2025 rating from BB+ to BB and assigned a BB rating to our 4.375% senior notes due 2031. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our cost and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
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
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon a sale, disposition or transfer, in compliance with the provisions of the indenture and related supplements governing the 2025 Notes and the 2031 Notes, of the capital stock of such subsidiary guarantor or of substantially all of the assets of such subsidiary guarantor, or if such subsidiary guarantor becomes an Excluded Subsidiary or a Foreign Subsidiary, as such terms are defined in the applicable supplemental indenture. In addition, if the 2025 Notes and the 2031 Notes have a rating equal to or higher than Baa2 (or the equivalent) by Moody's or BBB (or the equivalent) by Standard & Poor's and at such time no default or event of default under the indenture and related supplements governing the 2025 Notes and the 2031 Notes has occurred and is continuing, the Guarantees and all other obligations of the subsidiary guarantors under the indenture will automatically terminate and be released. Accordingly, the 2025 Notes and the 2031 Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed the 2025 Notes or the 2031 Notes on the date they were initially issued.
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
At December 31, 2021, our portfolio was comprised of 390 wholly owned properties. The gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, of these properties totaled $7.2 billion at December 31, 2021. As of December 31, 2021, eight properties with gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, of $177.4 million and a net book value of $118.3 million were subject to secured financing and finance lease obligations with an aggregate principal balance of $69.1 million.

The following table summarizes certain information about our wholly owned properties as of December 31, 2021. All dollar amounts are in thousands:

	Office Portfolio			Senior Housing Operating Portfolio			All Other			Consolidated
State	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value
AL	—	$—	$—	8	$97,152	$70,717	—	$—	$—	8	$97,152	$70,717
AR	—	—	—	3	43,497	27,268	—	—	—	3	43,497	27,268
AZ	4	71,120	53,774	6	146,541	91,745	1	3,510	2,041	11	221,171	147,560
CA	13	654,494	500,771	9	190,162	126,709	1	7,281	4,521	23	851,937	632,001
CO	2	20,758	13,305	8	93,659	62,529	2	18,833	12,931	12	133,250	88,765
CT	1	7,644	5,490	—	—	—	—	—	—	1	7,644	5,490
DC	2	106,496	84,369	—	—	—	—	—	—	2	106,496	84,369
DE	—	—	—	6	99,651	63,491	—	—	—	6	99,651	63,491
FL	7	40,337	28,778	19	633,200	421,890	2	12,326	10,794	28	685,863	461,462
GA	5	77,426	51,740	22	269,251	187,618	5	96,969	72,693	32	443,646	312,051
HI	1	78,297	58,638	—	—	—	—	—	—	1	78,297	58,638
ID	—	—	—	—	—	—	2	22,703	16,250	2	22,703	16,250
IL	4	67,919	45,023	11	179,068	109,731	1	20,641	14,094	16	267,628	168,848
IN	1	22,434	13,282	11	171,812	122,885	2	69,167	51,931	14	263,413	188,098
KS	2	62,011	40,269	3	62,526	41,168	—	—	—	5	124,537	81,437
KY	—	—	—	9	107,418	63,219	—	—	—	9	107,418	63,219
MA	8	190,127	146,449	1	32,775	20,049	—	—	—	9	222,902	166,498
MD	3	45,528	30,778	11	253,450	179,096	1	20,964	15,429	15	319,942	225,303
MI	—	—	—	—	—	—	5	15,942	9,318	5	15,942	9,318
MN	9	121,914	86,431	1	15,313	13,651	2	6,319	3,715	12	143,546	103,797
MO	3	139,175	93,564	5	71,058	47,899	—	—	—	8	210,233	141,463
NC	2	60,748	44,325	16	228,353	175,732	1	6,839	3,990	19	295,940	224,047
NE	—	—	—	1	8,305	5,574	1	26,702	19,339	2	35,007	24,913
NJ	—	—	—	4	108,468	74,708	—	—	—	4	108,468	74,708
NM	2	38,111	27,932	1	33,485	20,516	3	33,303	22,077	6	104,899	70,525
NV	—	—	—	2	83,497	59,930	—	—	—	2	83,497	59,930
NY	5	116,108	84,846	1	114,262	84,065	—	—	—	6	230,370	168,911
OH	1	18,601	12,217	1	45,149	27,662	1	4,428	1,867	3	68,178	41,746
OR	—	—	—	1	47,216	43,649	—	—	—	1	47,216	43,649
PA	5	62,618	44,400	9	85,282	54,694	2	3,535	2,103	16	151,435	101,197
SC	2	15,978	10,103	18	136,680	103,526	2	3,935	2,362	22	156,593	115,991
TN	1	9,570	6,320	14	176,029	140,372	2	15,667	10,874	17	201,266	157,566
TX	13	268,920	182,831	13	360,285	248,113	1	20,502	14,514	27	649,707	445,458
VA	8	125,642	85,248	12	144,007	99,509	—	—	—	20	269,649	184,757
WA	2	38,349	25,372	—	—	—	2	18,940	11,827	4	57,289	37,199
WI	10	169,236	120,750	7	114,642	83,176	—	—	—	17	283,878	203,926
WY	—	—	—	2	10,147	5,183	—	—	—	2	10,147	5,183
Total	116	$2,629,561	$1,897,005	235	$4,162,340	$2,876,074	39	$428,506	$302,670	390	$7,220,407	$5,075,749
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
As of February 21, 2022, there were 1,350 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2021:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2021	541	$3.50	—	$—
Total	541	$3.50	—	$—
(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former employee of RMR LLC in connection with the vesting of prior awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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
Item 6.  [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW
We are a REIT that was organized under Maryland law and which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2021, we wholly owned 390 properties, including eight closed senior living communities, located in 36 states and Washington, D.C. At December 31, 2021, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.2 billion.
As of December 31, 2021, we owned a 20% equity interest in an unconsolidated joint venture that owns a life science property located in Boston, Massachusetts with approximately 1.1 million rentable square feet that was 100% leased with an average (by annualized rental revenues) remaining lease term of 7.0 years. In January 2022, we entered into a joint venture for 10 medical office and life science properties we owned with two unrelated third party global institutional investors. We continue to own a 20% equity interest in this joint venture.

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
Throughout the first quarter of 2021, Five Star coordinated multiple COVID-19 vaccination clinics at all senior living communities in our SHOP segment for residents and staff. As previously disclosed, all of the communities in our SHOP segment completed vaccination clinics and are accepting new residents. On September 13, 2021, Five Star reported full compliance with its previously announced requirement that all of its team members at our communities managed by Five Star be fully vaccinated.
We also believe that we and our managers, operators and impacted tenants have and may continue to benefit from provisions of the CARES Act, signed into law in March 2020 and further supplemented by the Consolidated Appropriations Act, 2021, or other federal or state relief programs allowing them to continue or resume business activity. During the year ended December 31, 2021, we recognized $19.6 million in interest and other income in our consolidated statement of comprehensive income (loss) related to funds received under the CARES Act.
We believe that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including senior living.

In the first quarters of 2021 and 2022, following the holiday season, the reopening of economies and the easing of restrictions, the United States experienced peak numbers of COVID-19 infections. In some cases, certain states and municipalities again required the closure of certain business activities and imposed certain other restrictions. It is unclear whether the number of COVID-19 infections will further increase or amplify in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, or our managers', operators' and tenants' businesses. As a result of these uncertainties, we are unable to determine what the ultimate impacts will be on our, our tenants', our managers', our operators' and other stakeholders' businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic and its aftermath on us and our business, see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward-Looking Statements," Part I, Item 1 "Business" and Part I, Item 1A "Risk Factors".
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

(As of December 31, 2021)	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	2021 Revenues (3)	% of 2021 Revenues	2021 NOI(3)(4)	% of 2021 NOI
Office Portfolio(5)	116	9,793,022	sq. ft.	$2,629,561	36.4%	$269	$367,597	26.6%	$240,284	82.5%
SHOP	235	25,345	units	4,162,340	57.6%	$164,227	974,623	70.5%	10,124	3.5%
Other triple net leased senior living communities	29	2,327	units	250,396	3.5%	$107,605	26,874	1.9%	26,874	9.2%
Wellness centers	10	812,000	sq. ft.	178,110	2.5%	$219	14,118	1.0%	14,118	4.8%
Total	390			$7,220,407	100.0%		$1,383,212	100.0%	$291,400	100.0%

	Occupancy
	As of and for the Year Ended December 31,
	2021	2020
Office Portfolio (6)	91.3%	91.4%
SHOP	71.1%	77.2%
Other triple net leased senior living communities (7)(8)	76.5%	83.4%
Wellness centers	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at December 31, 2021.
(3)Includes $3,592 of revenues and $2,963 of NOI from properties that we sold during the year ended December 31, 2021.
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

(6)Medical office and life science property occupancy data is as of December 31, 2021 and 2020 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(7)Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale, if any, and data for which there was a transfer of operations during the periods presented.
(8)Operating data for other triple net leased senior living communities leased to third party operators and wellness centers are presented based upon the operating results provided by our tenants for the 12 months ended September 30, 2021 and 2020, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.
We operate in, and report financial information for, the following two segments: Office Portfolio and SHOP. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and in some instances care and other services for residents where we pay fees to managers to operate the communities. In addition, prior to January 1, 2020, our SHOP segment included triple net leased senior living communities that provided short term and long term residential living and in some instances care and other services for residents and from which we received rents from Five Star. Pursuant to the 2020 Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with new management agreements and a related omnibus agreement, which agreements were subsequently replaced in June 2021.
We also report “non-segment” operations, which consists of triple net leased senior living communities that are leased to third party operators from which we receive rents and wellness centers.
Office Portfolio
As of December 31, 2021, we wholly owned 116 medical office and life science properties located in 25 states and Washington, D.C. These properties have a total of 9.8 million square feet.
During the year ended December 31, 2021, we entered into new and renewal leases at our medical office and life science properties in our Office Portfolio segment as summarized in the following table (dollars and square feet in thousands, except per square foot amounts):

	Year Ended December 31, 2021
	New Leases	Renewals	Total
Square feet leased during the period	489	2,079	2,568
Weighted average rental rate change (by rentable square feet)	24.0%	6.1%	11.2%
Weighted average lease term (years) (1)	10.1	8.8	9.2
Total leasing costs and concession commitments (2)	$72,275	$46,868	$119,143
Total leasing costs and concession commitments per square foot (2)	$147.98	$22.53	$46.38
Total leasing costs and concession commitments per square foot per year (2)	$14.66	$2.55	$5.03
(1)Weighted based on annualized rental income pursuant to existing leases as of December 31, 2021, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.
(2)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

As of December 31, 2021, lease expirations at our medical office and life science properties in our Office Portfolio segment are as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2022	120	1,133,067	12.7%	12.7%	$30,907	11.2%	11.2%
2023	53	664,858	7.4%	20.1%	18,760	6.8%	18.0%
2024	81	1,146,074	12.8%	32.9%	32,700	11.8%	29.8%
2025	77	905,105	10.1%	43.0%	23,881	8.6%	38.4%
2026	72	826,918	9.2%	52.2%	26,792	9.7%	48.1%
2027	48	663,099	7.4%	59.6%	16,700	6.0%	54.1%
2028	33	861,884	9.6%	69.2%	22,186	8.0%	62.1%
2029	36	377,343	4.2%	73.4%	13,874	5.0%	67.1%
2030	23	568,069	6.4%	79.8%	13,687	4.9%	72.0%
2031 and thereafter	53	1,798,940	20.2%	100.0%	77,623	28.0%	100.0%
Total	596	8,945,357	100.0%		$277,110	100.0%

Weighted average remaining lease term (in years)		5.4			5.9

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2021, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.

The following table presents information concerning our medical office and life science property tenants that represent 1% or more of total medical office and life science property annualized rental income as of December 31, 2021 (dollars in thousands):

Tenant	Square Feet Leased	Percent of Total Square Feet Leased	Annualized Rental Income(1)	Percent of Total Annualized Rental Income(1)	Lease Expiration
Advocate Aurora Health	643,499	7.2%	$17,534	6.3%	2022 - 2031
Cedars-Sinai Medical Center	149,063	1.7%	17,046	6.2%	2022 - 2031
HCA Holdings Inc.	217,179	2.4%	7,071	2.6%	2022 - 2029
Surgalign Holdings, Inc.(2)	94,457	1.1%	6,694	2.4%	2034
Medtronic, Inc.	376,828	4.2%	5,766	2.1%	2022 - 2023
IQVIA Holdings Inc.	176,839	2.0%	5,365	1.9%	2023
Prometheus Biosciences, Inc.	55,102	0.6%	5,211	1.9%	2033
KSQ Therapeutics, Inc.(3)	54,633	0.6%	4,779	1.7%	2032
Boston Children's Hospital	99,063	1.1%	4,571	1.6%	2028
Sonova Holding AG	146,385	1.6%	4,570	1.6%	2024
Magellan Health Inc.	232,521	2.6%	4,498	1.6%	2025
Seattle Genetics, Inc.	144,900	1.6%	4,204	1.5%	2024
Abbvie Inc.	197,976	2.2%	3,983	1.4%	2027
United Healthcare Services, Inc.	149,719	1.7%	3,918	1.4%	2026
Cigna Holding Co.	219,644	2.5%	3,914	1.4%	2024
Tokio Marine Holdings Inc.	81,072	0.9%	3,840	1.4%	2022 - 2033
Duke University	126,225	1.4%	3,744	1.4%	2024
Caremark, L.L.C.	182,540	2.0%	3,718	1.3%	2022 - 2025
PerkinElmer Health Sciences, Inc.	105,462	1.2%	3,681	1.3%	2028
New York University	109,983	1.2%	3,239	1.2%	2022 - 2027
Stryker Corporation	122,092	1.4%	3,160	1.1%	2030
Hawai'i Pacific Health	85,956	1.0%	3,087	1.1%	2024 - 2029
Ultragenyx Pharmaceutical Inc.	63,048	0.7%	3,083	1.1%	2026
McKesson Corporation	470,991	5.3%	3,027	1.1%	2024 - 2028
Complete Genomics, Inc.	78,979	0.9%	2,990	1.1%	2025
Virginia Premier Health Plan, Inc.	135,375	1.5%	2,932	1.1%	2032
Emory University	126,461	1.4%	2,863	1.0%	2022 - 2023
All other	4,299,365	48.0%	138,622	50.2%	2022 - 2043
Totals	8,945,357	100.0%	$277,110	100.0%

(1)    Annualized rental income is based on rents pursuant to existing leases as of December 31, 2021, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.
(2)    In March 2021, we entered into a 12-year lease with Surgalign Holdings, Inc. The lease relates to a recently redeveloped property we own located in San Diego, CA. The term of the lease commences in the first quarter of 2022.
(3)    In July 2021, we entered into a 10-year lease with KSQ Therapeutics, Inc. The lease relates to an ongoing redevelopment of a property we own located in Lexington, MA. The term of the lease commences upon our delivery of the completed space, which is estimated to occur in the second quarter of 2022.
Senior Housing Operating Portfolio
As of December 31, 2019, Five Star operated 244 of our senior living communities in our SHOP segment, of which 166 communities were leased to Five Star and 78 communities were managed by Five Star for our account. Pursuant to the

2020 Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with new management agreements and a related omnibus agreement, which agreements were subsequently replaced in June 2021, as described below. The conversion of our leasing arrangements with Five Star to management arrangements was a significant change in our historical arrangements with Five Star and has resulted, and likely will continue to result in future periods, in our realizing significantly different operating results from our senior living communities, including increased variability. As of December 31, 2021, Five Star managed 120 senior living communities for our account.
Also pursuant to the 2020 Restructuring Transaction, for the period beginning February 1, 2019 through December 31, 2019, the aggregate amount of monthly minimum rent payable to us by Five Star was reduced to $11.0 million as of February 1, 2019, which amount was then reduced during such period to approximately $10.8 million as a result of dispositions, and no additional rent was payable to us by Five Star for the period beginning February 1, 2019 through December 31, 2019.
In June 2021, we amended our then existing management arrangements with Five Star. The principal changes to the management arrangements included:
•that Five Star agreed to cooperate with us in transitioning 108 of our senior living communities with approximately 7,500 living units to other third party managers without our payment of any termination fee to Five Star;
•that we no longer had the right to sell up to an additional $682 million of senior living communities then managed by Five Star and terminate Five Star's management of those communities without our payment of a fee to Five Star;
•that Five Star is continuing to manage 120 of our senior living communities, and that the skilled nursing units in all of our continuing care retirement communities that Five Star is continuing to manage, which then included approximately 1,500 living units, have been closed and are being evaluated and repositioned;

•that beginning in 2025, we will have the right to terminate up to 10% of the senior living communities that Five Star is continuing to manage, based on total revenues per year, for failure to meet 80% of a target EBITDA for the applicable period;

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

Pursuant to these changes, we and Five Star entered into the Master Management Agreement for the senior living communities that Five Star is continuing to manage. In addition, Five Star delivered to us a related amended and restated guaranty agreement pursuant to which Five Star is continuing to guarantee the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements.
We have completed the transition of 107 senior living communities from Five Star to new third party managers and we have closed the remaining senior living community. The remaining senior living community was closed and we are assessing opportunities to redevelop that property. We lease nearly all of our senior living communities, including those managed by Five Star and by the new third party managers, to our TRSs. We incurred and expect to continue to incur costs related to retention and other transition costs for these communities. For the year ended December 31, 2021, we recorded $17.4 million of these costs to acquisition and certain other transaction related costs in our consolidated statements of comprehensive income (loss).
The terms of the management agreements with the new third party managers are generally as follows: the new third party managers will receive a management fee equal to 5% to 6% of the gross revenues realized at the applicable senior living communities plus reimbursement for direct costs and expenses related to such communities. These agreements generally also provide for the new third party managers to earn a minimum base fee for a portion of the term of the agreement. Additionally, the new third party managers have the ability to earn incentive fees equal to 15% to 25% of the amount by which EBITDA of the applicable communities exceeds the target EBITDA for the applicable communities. The new third party managers can also earn a construction supervision fee ranging between 3% and 5% of construction costs.

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
The following table presents a summary of the new third party managers:

Manager	Location	Number of Communities	Number of Units
Cedarhurst Senior Living	IL/WI	13	785
Charter Senior Living	FL/MD/TN/VA	17	1,028
IntegraCare Senior Living	PA	2	155
Life Care Services	DE	3	519
Navion Senior Solutions	SC	5	239
Northstar Senior Living	AZ/CA	7	396
Oaks-Caravita Senior Care	GA/SC	26	1,483
Omega Senior Living	NE	1	69
Phoenix Senior Living	AL/AR/KY/MO/NC/SC	23	1,498
Stellar Senior Living	CO/TX/WY	10	1,168
Total		107	7,340
For further information regarding the 2020 Restructuring Transaction, the terms of the Master Management Agreement and of the management agreements with the new third party managers and our other business arrangements with Five Star, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and for more information about our dealings and relationships with Five Star generally, and the risks which may arise as a result of these related person transactions, see “Risk Factors—Risks Related to Our Relationships with RMR LLC and AlerisLife (including Five Star)” in Part I, Item 1A of this Annual Report on Form 10-K, “—Related Person Transactions” below and Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
All Other
As of December 31, 2021, lease expirations at our other triple net leased senior living communities leased to third party operators and wellness centers are as follows (dollars in thousands):

Year	Number of Properties	Number of Units or Square Feet	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2022	—	—	$—	—%	—%
2023	—	—	—	—%	—%
2024	2	180 units	2,885	6.9%	6.9%
2025	—	—	—	—%	6.9%
2026	—	—	—	—%	6.9%
2027	4	534 units	4,319	10.3%	17.2%
2028 (2)	6	354,000 sq. ft.	6,000	14.3%	31.5%
2029	1	155 units	547	1.3%	32.8%
2030	3	367 units	5,134	12.2%	45.0%
2031 and thereafter	23	1,091 units and 458,000 sq. ft.	23,206	55.0%	100.0%
Total	39		$42,091	100.0%

(1)    Annualized rental income is based on rents pursuant to existing leases as of December 31, 2021. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.

(2)    As a result of the COVID-19 pandemic's impact on operations at our wellness centers, we are negotiating with the tenant of six of our wellness centers with total annualized rental income of approximately $6.0 million. In February 2022, we signed an amendment with this tenant to defer a portion of the rent owed to us for 12 months.

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
Second, various advances in medical science have caused a large investment in new bio-medical research companies that require office, lab and medical products manufacturing space. We believe that about 30% of our total investments in our Office Portfolio segment may be considered biotech and life science properties as of December 31, 2021.
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
In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although the rate of newly started developments declined due to the COVID-19 pandemic, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on our managers and tenants, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. These competitive challenges may prevent our managers and tenants from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents and returns we may receive and earn from our leased and managed senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline. In response to these competitive pressures, we have invested capital in our existing senior living communities and expect to continue to do so in order that our communities may remain competitive with newer communities. For a discussion of and the risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward-Looking Statements," Part I, Item 1 "Business" and Part I, Item 1A "Risk Factors".
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

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
The following table summarizes the results of operations of each of our segments for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Revenues:
Office Portfolio	$367,597	$383,365
SHOP	974,623	1,204,811
Non-Segment	40,992	43,850
Total revenues	$1,383,212	$1,632,026
Net income (loss) attributable to common shareholders:
Office Portfolio	$575,836	$88,592
SHOP	(104,081)	(114,693)
Non-Segment	(297,240)	(113,352)
Net income (loss) attributable to common shareholders	$174,515	$(139,453)
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the year ended December 31, 2021 to the year ended December 31, 2020. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.” For a comparison of consolidated results for the year ended December 31, 2020 compared to the year ended December 31, 2019, see Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
NOI by segment:
Office Portfolio	$240,284	$253,609	$(13,325)	(5.3)%
SHOP	10,124	98,210	(88,086)	(89.7)%
Non-Segment	40,992	43,850	(2,858)	(6.5)%
Total NOI	291,400	395,669	(104,269)	(26.4)%

Depreciation and amortization	271,131	270,147	984	0.4%
General and administrative	34,087	30,593	3,494	11.4%
Acquisition and certain other transaction related costs	17,506	814	16,692	nm
Impairment of assets	(174)	106,972	(107,146)	(100.2)%
Gain on sale of properties	492,272	6,487	485,785	nm
Gains and losses on equity securities, net	(42,232)	34,106	(76,338)	(223.8)%
Interest and other income	20,635	18,221	2,414	13.2%
Interest expense	(255,759)	(201,483)	(54,276)	26.9%
Gain on lease termination	—	22,896	(22,896)	(100.0)%
Loss on early extinguishment of debt	(2,410)	(427)	(1,983)	nm
Income (loss) from continuing operations before income tax expense	181,356	(133,057)	314,413	nm
Income tax expense	(1,430)	(1,250)	(180)	14.4%
Net income (loss)	179,926	(134,307)	314,233	nm
Net income attributable to noncontrolling interest	(5,411)	(5,146)	(265)	5.1%
Net income (loss) attributable to common shareholders	$174,515	$(139,453)	$313,968	nm
nm – not meaningful

Office Portfolio:

	Comparable Properties(1)		All Properties
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Total buildings	110	110	116	123
Total square feet (2)	9,378	9,378	9,793	11,282
Occupancy (3)	92.7%	93.2%	91.3%	91.4%

(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2020; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and a life science property owned by an unconsolidated joint venture in which we own a 20% equity interest.
(2)Prior periods exclude space remeasurements made subsequent to those periods.
(3)Medical office and life science all properties occupancy includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants, and (iii) space being fitted out for occupancy. Comparable property occupancy excludes out of service assets undergoing redevelopment and a life science property owned by an unconsolidated joint venture in which we own a 20% equity interest.

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
Rental income	$251,107	$250,732	$375	0.1%	$116,490	$132,633	$367,597	$383,365	$(15,768)	(4.1)%
Property operating expenses	(95,345)	(95,319)	26	0.0%	(31,968)	(34,437)	(127,313)	(129,756)	(2,443)	(1.9)%
NOI	$155,762	$155,413	$349	0.2%	$84,522	$98,196	$240,284	$253,609	$(13,325)	(5.3)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2020; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and a life science property owned by an unconsolidated joint venture in which we own a 20% equity interest.
Rental income. Rental income decreased primarily due to our disposition of 20 properties since January 1, 2020 and assets being taken out of service and/or undergoing redevelopment, partially offset by an increase in rental income at our comparable properties. Rental income increased at our comparable properties primarily due to increased parking revenue at certain of our comparable properties as certain states and municipalities have eased restrictions related to the COVID-19 pandemic and tenants' employees have increasingly returned to the office and commercial activity has increased and higher average rents achieved from our new and renewal leasing activity, partially offset by decreases in occupancy and tax escalation income and other property operating expense reimbursements at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses is primarily due to our disposition of 20 properties since January 1, 2020, partially offset by an increase in property operating expenses at our comparable properties. Property operating expenses at our comparable properties increased primarily due to increases in utility expenses and landscaping expenses, partially offset by decreases in real estate taxes, repairs and maintenance and other direct costs at certain of our comparable properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,
	2021	2020	2021	2020
Total properties	120	120	235	235
Number of units	17,899	17,899	25,345	26,969
Occupancy	73.3%	80.7%	71.1%	77.2%
Average monthly rate (2)	$3,958	$3,982	$4,339	$4,530

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

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
Residents fees and services	$668,278	$815,437	$(147,159)	(18.0)%	$306,345	$389,374	$974,623	$1,204,811	$(230,188)	(19.1)%
Property operating expenses	(635,003)	(713,047)	(78,044)	(10.9)%	(329,496)	(393,554)	(964,499)	(1,106,601)	(142,102)	(12.8)%
NOI	$33,275	$102,390	$(69,115)	(67.5)%	$(23,151)	$(4,180)	$10,124	$98,210	$(88,086)	(89.7)%
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2020; excludes communities classified as held for sale or closed, if any.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services decreased primarily due to our disposition of nine properties and closure of eight properties since January 1, 2020 and decreases in occupancy primarily due to the continued impact of the COVID-19 pandemic at both comparable and non-comparable properties for the year ended December 31, 2021 compared to the year ended December 31, 2020. Additionally, residents fees and services at our comparable properties decreased due to the closure of skilled nursing units during the year ended December 31, 2021.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses decreased primarily due to our disposition of nine properties and closure of eight properties since January 1, 2020 and a decrease in property operating expenses at our comparable properties. Property operating expenses at our comparable properties decreased primarily due to decreases in costs associated with staffing and dietary expenses primarily due to reduced occupancy at our comparable properties as a result of the continued impact of the COVID-19 pandemic and the closure of skilled nursing units during the year ended December 31, 2021. We continue to have elevated labor costs on a per resident basis.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Year Ended December 31,				As of and For the Year Ended December 31,
	2021		2020		2021		2020
Total properties:
Other triple net leased senior living communities	29		29		29		29
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.21	x	1.61	x	1.21	x	1.61	x
Wellness centers (3)	1.23	x	1.05	x	1.23	x	1.05	x
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
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended September 30, 2021 and 2020 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale, if any, during the periods presented.

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
Rental income	$40,992	$40,753	$239	0.6%	$—	$3,097	$40,992	$43,850	$(2,858)	(6.5)%
NOI	$40,992	$40,753	$239	0.6%	$—	$3,097	$40,992	$43,850	$(2,858)	(6.5)%
(1)Consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2020; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the sale of three senior living communities leased to private operators since January 1, 2020, partially offset by an increase in rental income at our comparable properties and increased rents resulting from our purchase of improvements at our comparable properties since January 1, 2020. Rental income increased at our comparable properties primarily due to a tenant default under leases for six of our wellness centers during the 2020 period, partially offset by decreased rent due to lease renewals with tenants of certain of our wellness centers at lower average rental rates. As a result of the COVID-19 pandemic, in 2020 many of our wellness centers had been ordered closed by state or local executive orders. We have elected to recognize rental income from the previously defaulted tenant of six of our wellness centers as rent payments are received. In February 2022, the leases for these six wellness centers were amended and a portion of the rent due to us was deferred.
Net operating income. The change in NOI reflects the net changes in rental income described above.
Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2021, compared to the year ended December 31, 2020.
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the purchase of capital improvements at certain of our properties since January 1, 2020, partially offset by our disposition of 32 properties, certain depreciable leasing related assets becoming fully depreciated and certain of our acquired resident agreements becoming fully amortized since January 1, 2020.
General and administrative expense. General and administrative expense consists of fees paid to RMR LLC under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to an increase in our base business management fees expense as a result of higher consolidated indebtedness during 2021 compared to 2020.
Acquisition and certain other transaction related costs. For the year ended December 31, 2021, acquisition and certain other transaction related costs primarily represent costs related to the transition of certain senior living communities to new third party managers and costs incurred in connection with the Master Management Agreement. For the year ended December 31, 2020, acquisition and certain other transaction related costs primarily represent costs incurred in connection with the 2020 Restructuring Transaction. For information regarding the Master Management Agreement or the 2020 Restructuring Transaction, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Impairment of assets. For information about our asset impairment charges, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gain on sale of properties. Gain on sale of properties is the net result of our sale of certain of our properties during 2021 and 2020. The gain on sale of properties during the year ended December 31, 2021 primarily reflects our sale of a 35% equity interest from our 55% equity interest in a joint venture that owns a life science property located in Boston, Massachusetts. For further information regarding gain on sale of properties, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represent the net unrealized gains and losses to adjust our investment in AlerisLife to its fair value. For further information regarding our investment in

AlerisLife, see Note 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Interest and other income. The increase in interest and other income is primarily due to $19,554 of funds we received from the U.S. government pursuant to the CARES Act during the year ended December 31, 2021 compared to $17,485 received during the year ended December 31, 2020.
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
Gain on lease termination. Gain on lease termination represents the gain recognized in connection with the 2020 Restructuring Transaction. For information regarding the 2020 Restructuring Transaction, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt in connection with the amendments to our credit agreement and the agreement governing our previously existing $200,000 term loan, our prepayment of our $200,000 term loan and our redemption of all $300,000 of our 6.75% senior notes due 2021 during the year ended December 31, 2021. We recorded a loss on early extinguishment of debt in connection with our prepayment of our $250,000 term loan and mortgage notes during the year ended December 31, 2020.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable SEC rules, including FFO attributable to common shareholders, Normalized FFO attributable to common shareholders and NOI for the years ended December 31, 2021 and 2020. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss) attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, equity in earnings of an unconsolidated joint venture, loss on impairment of real estate assets, gains or losses on equity securities, net, if any, including adjustments to reflect our proportionate share of FFO of our equity method investment in AlerisLife and our proportionate share of FFO from an unconsolidated joint venture property plus real estate depreciation and amortization of consolidated properties and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below including similar adjustments for our unconsolidated joint venture, if any. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the years ended December 31, 2021 and 2020 and reconciliations of net income (loss) attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income (loss) attributable to common shareholders per share for these periods.

	For the Year Ended December 31,
	2021	2020
Net income (loss) attributable to common shareholders	$174,515	$(139,453)
Depreciation and amortization	271,131	270,147
Gain on sale of properties	(492,272)	(6,487)
Impairment of assets	(174)	106,972
Gains and losses on equity securities, net	42,232	(34,106)
FFO adjustments attributable to noncontrolling interest	(20,584)	(21,100)
Share of FFO from unconsolidated joint venture	273	—
Adjustments to reflect our share of FFO attributable to an equity method investment	(6,017)	839
FFO attributable to common shareholders	(30,896)	176,812

Acquisition and certain other transaction related costs	17,506	814
Costs and payment obligations related to compliance assessment at one of our senior living communities	—	5,770
Gain on lease termination (1)	—	(22,896)
Loss on early extinguishment of debt	2,410	427
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	3,074	9,187
Normalized FFO attributable to common shareholders	$(7,906)	$170,114

Weighted average common shares outstanding (basic)	237,967	237,739
Weighted average common shares outstanding (diluted)	237,967	237,739

Per common share data (basic and diluted):
Net income (loss) attributable to common shareholders	$0.73	$(0.59)
FFO attributable to common shareholders	$(0.13)	$0.74
Normalized FFO attributable to common shareholders	$(0.03)	$0.72
Distributions declared	$0.04	$0.18
(1)    Gain on lease termination represents the gain recognized in connection with the 2020 Restructuring Transaction. For information regarding the 2020 Restructuring Transaction, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of net income (loss) to NOI for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
	2021	2020
Reconciliation of Net Income (Loss) to NOI:
Net income (loss)	$179,926	$(134,307)

Income tax expense	1,430	1,250
Income (loss) from continuing operations before income tax expense	181,356	(133,057)
Loss on early extinguishment of debt	2,410	427
Gain on lease termination (1)	—	(22,896)
Interest expense	255,759	201,483
Interest and other income	(20,635)	(18,221)
Gains and losses on equity securities, net	42,232	(34,106)
Gain on sale of properties	(492,272)	(6,487)
Impairment of assets	(174)	106,972
Acquisition and certain other transaction related costs	17,506	814
General and administrative	34,087	30,593
Depreciation and amortization	271,131	270,147
Total NOI	$291,400	$395,669

Office Portfolio NOI	$240,284	$253,609
SHOP NOI	10,124	98,210
Non-Segment NOI	40,992	43,850
Total NOI	$291,400	$395,669
(1)    Gain on lease termination represents the gain recognized in connection with the 2020 Restructuring Transaction. For information regarding the 2020 Restructuring Transaction, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
•our ability to control operating expenses and capital expenses at our properties, including increased operating expenses that we may incur in response to the COVID-19 pandemic, inflation or supply chain challenges; and
•our managers' abilities to manage our managed senior living communities, including throughout the COVID-19 pandemic, to maintain or increase our returns and to reduce the extent of the declines in our returns.
We continue to carefully monitor the developments of the COVID-19 pandemic and the resulting economic conditions and their impact on our tenants, managers, operators and other stakeholders, including at our senior living communities.
In February 2021, we issued $500.0 million aggregate principal amount of 4.375% senior notes due 2031. We used net proceeds from this offering to prepay in full our $200.0 million term loan and used the remaining net proceeds and cash on hand to redeem all of our outstanding 6.75% senior notes due 2021 for a redemption price equal to the principal amount of $300.0 million plus accrued and unpaid interest of $10.1 million in June 2021, when these notes became redeemable with no prepayment premium. In addition, on March 31, 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million of this borrowing to reduce the borrowing capacity under our revolving credit facility to $700.0 million pursuant to the February 2022 amendment to our credit agreement. In addition, in February 2022, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2024. Pursuant to our credit agreement, the borrowing capacity under our revolving credit facility will be reduced to $586.4 million as of January 2023 and as such, further repayment of our revolving credit facility may be required. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic may cause further increased pressure on our ability to satisfy financial and other covenants. We may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. As of December 31, 2021, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are currently unable to incur additional debt because this ratio is below 1.5x on a pro forma basis.
In December 2021, we sold a 35% equity interest from our 55% equity interest in a joint venture that owns a life science property located in Boston, Massachusetts to another third party global institutional investor for $378.0 million, excluding closing costs. Following the sale, we continue to own a 20% equity interest in the joint venture and our pre-existing joint venture partner continues to own its 45% equity interest in the joint venture. The net proceeds of $373.8 million, which include working capital prorations and formation costs, are included in restricted cash in our consolidated balance sheet as of December 31, 2021 pursuant to the terms of our credit agreement. Effective as of the date of the sale, we deconsolidated this joint venture and we now account for this joint venture using the equity method of accounting under the fair value option.
In January 2022, we entered into a joint venture for 10 medical office and life science properties we owned with two unrelated third party global institutional investors for aggregate proceeds, before closing costs and other adjustments, of $653.3 million. The investors acquired 41% and 39% equity interests in the joint venture for investments of approximately $100.8 million and $95.9 million, respectively, and we retained a 20% equity interest in the joint venture. The investment amounts are based upon a property valuation of approximately $702.5 million, less approximately $456.6 million of secured debt on the properties incurred by this joint venture.
During the year ended December 31, 2021, we sold five properties for an aggregate sales price of $104.5 million, excluding closing costs. The measures we have taken to enhance our ability to maintain sufficient liquidity may not sufficiently offset the decrease in cash flows from operations and capital investments we make, particularly during the COVID-19 pandemic, in which case our liquidity would be negatively impacted.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
	2021	2020
Cash and cash equivalents and restricted cash at beginning of period	$90,849	$52,224
Net cash provided by (used in):
Operating activities	(63,323)	158,544
Investing activities	242,696	(40,436)
Financing activities	746,723	(79,483)
Cash and cash equivalents and restricted cash at end of period	$1,016,945	$90,849
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from certain of our senior living community tenants monthly, quarterly or annually.

The change in cash (used in) provided by operating activities for the year ended December 31, 2021 compared to the prior year was primarily due to the continued impact of the COVID-19 pandemic on the senior living communities in our SHOP segment, along with reduced NOI as a result of dispositions of properties during 2020 and 2021. Additionally, we had increased working capital needs in 2021 as compared to 2020, specifically related our senior living communities. As it relates to our SHOP segment, in September 2021, we paid approximately $22.2 million of payroll taxes reimbursed to Five Star pursuant to our management agreements with Five Star that were deferred as allowed under the CARES Act as previously disclosed. As noted elsewhere in this Annual Report on Form 10-K, the transition of the management of the 107 senior living communities from Five Star to other third party managers was completed as of December 31, 2021 and we have closed the remaining senior living community that we and Five Star agreed to transition and are assessing opportunities to redevelop that property. We have incurred and expect to continue to incur costs related to retention and other transition costs for these communities. For the year ended December 31, 2021, we recorded $17.4 million of these costs to acquisition and certain other transaction related costs in our consolidated statements of comprehensive income (loss).
As noted elsewhere in this Annual Report on Form 10-K, the COVID-19 pandemic has had a substantial negative economic impact on our and our tenants', managers' and other operators' businesses, and in particular our senior living community and wellness center operators. Depending on the duration and severity of this pandemic and the resulting economic conditions, our tenants', managers' and operators' businesses may become significantly adversely affected, which may result in some tenants failing to pay rent to us or not renewing their leases upon expiration and in our senior living community managers realizing decreased returns from our senior living communities. Specifically as it relates to our SHOP segment, we face and may continue to face issues with labor availability and cost pressures from supply chain disruptions and commodity price inflation.
Our Investing Liquidity and Resources
The change in cash provided by (used in) investing activities for the year ended December 31, 2021 compared to the prior year was primarily due to proceeds from our sale of a 35% equity interest from our 55% equity interest in a joint venture that owns a life science property located in Boston, Massachusetts to another third party global institutional investor, partially offset by less proceeds from the sale of real estate properties and an increase in real estate improvements during 2021 compared to 2020.
As described above, in January 2022 we entered into a joint venture for 10 medical office and life science properties we owned with two unrelated third party global institutional investors for aggregate proceeds, before closing costs and other adjustments, of $653.3 million.
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	For the Year Ended December 31,
	2021	2020
Office Portfolio segment capital expenditures:
Lease related costs (1)	$40,253	$19,364
Building improvements (2)	15,407	18,119
SHOP segment fixed assets and capital improvements	141,122	64,446
Recurring capital expenditures	$196,782	$101,929

Development, redevelopment and other activities - Office Portfolio segment (3)	$40,253	$55,642
Development, redevelopment and other activities - SHOP segment(3)	17,274	27,098
Total development, redevelopment and other activities	$57,527	$82,740
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
We plan to continue investing capital in our properties, including redevelopment projects, to better position these properties in their respective markets in order to increase our returns in future years. In 2022, we expect to incur capital expenditures in excess of 2021 levels, up to the $400.0 million limit allowed pursuant to our credit agreement.

As of December 31, 2021, we had estimated unspent leasing related obligations at our triple net leased senior living communities and our medical office and life science properties of approximately $76.6 million, of which we expect to spend approximately $54.7 million during calendar year 2022. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand, proceeds from the contributions of certain of our properties to investors in our joint ventures and proceeds from the disposition of certain properties.
Our redevelopment in San Diego, CA has been completed and we expect to incur additional lease related costs in 2022. During the year ended December 31, 2021, we entered into five leases with a weighted (by annualized rental income) average lease term of approximately 11 years at a weighted average rental rate that is approximately 23% higher than the prior rental rate for the same space at this San Diego, CA property. We have executed new leases for 100% of the leasable square footage at this property. We are currently in the process of redeveloping two properties in our Office Portfolio located in Lexington, MA and Tempe, AZ. Our redevelopments in Lexington, MA and Tempe, AZ are currently expected to be completed in the second quarter of 2022 and fourth quarter of 2022, respectively. We have entered into a new ten year lease for the entire building at the Lexington, MA property at a rental rate that is 46% higher than the prior rental rate for the same space. Additionally, in January 2022, we entered into a new 11 year lease for the entire building at the Tempe, AZ property at a rental rate that is 20% higher than the prior rental rate for the same space. We are also currently reviewing strategic alternatives at properties in our Office Portfolio located in Silver Springs, MD and in Decatur, GA, including opportunities to redevelop these properties. We continue to assess opportunities to redevelop other properties in our portfolio. These redevelopment projects may require significant capital expenditures and time to complete. We continue to assess opportunities to redevelop other properties in our portfolio.
As noted above, our ability to make capital investments is currently limited pursuant to our credit agreement. Additionally, due to supply chain disruptions and inflation, the capital investments we plan to make may be delayed or cost more than we expect. For further information regarding our acquisitions and dispositions, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our Financing Liquidity and Resources
The change in cash provided by (used in) financing activities for the year ended December 31, 2021 compared to the prior year was primarily due to increased net borrowings under our revolving credit facility, net proceeds from our issuance in February 2021 of $500.0 million aggregate principal amount of our 4.375% senior notes, decreased term loan repayment amounts in 2021 compared to 2020, and a reduction in distributions paid to our shareholders in 2021, partially offset by increased senior unsecured notes repayment amounts in 2021 compared to 2020 and net proceeds from our issuance in June 2020 of $1.0 billion aggregate principal amount of our 9.75% senior notes.
As of December 31, 2021, we had $634.8 million of cash and cash equivalents and were fully drawn under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, investments, capital expenditures and other general business purposes.
In order to fund investments and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a revolving credit facility. As of December 31, 2021, the maturity date of our revolving credit facility was January 2023. In February 2022, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2024. Our revolving credit facility generally provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. At December 31, 2021, our revolving credit facility required interest to be paid on borrowings at the annual rate of 2.9%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. On March 31, 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million of this borrowing to reduce the borrowing capacity under our revolving credit facility to $700.0 million pursuant to the February 2022 amendment to our credit agreement. Pursuant to our credit agreement, the borrowing capacity under our revolving credit facility will be reduced to $586.4 million as of January 2023 and as such, further repayment of our revolving credit facility may be required. As of December 31, 2021 and February 21, 2022, we were fully drawn under our revolving credit facility.

In January 2021, we and our lenders amended our credit agreement and the agreement governing our previously existing $200.0 million term loan in order to provide us with certain flexibility in light of continued uncertainties related to the COVID-19 pandemic. Pursuant to the amendments:
•certain of the financial covenants under our credit agreement and the agreement governing our previously existing $200.0 million term loan, including covenants that require us to maintain certain financial ratios, have been waived through the Amendment Period;
•the revolving credit facility commitments have been reduced from $1.0 billion to $800.0 million;
•we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit agreement and the agreement governing our previously existing $200.0 million term loan and agreed to provide, and as of September 2021 had provided, first mortgage liens on 61 medical office and life science properties with an aggregate gross book value of real estate assets of $1.0 billion as of December 31, 2021 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things;
•we have the ability to fund $350.0 million of capital expenditures per year and we are restricted in our ability to acquire real property as defined in our credit agreement;
•the interest rate premium over LIBOR under our revolving credit facility and our previously existing $200.0 million term loan increased by 30 basis points;
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
In February 2022, we and our lenders further amended our credit agreement. Pursuant to the amendment:
•the waiver of the fixed charge coverage ratio covenant included in our credit agreement has been extended through December 31, 2022;
•the revolving credit facility commitments have been reduced from $800.0 million to $700.0 million;
•we have the ability to fund $400.0 million of capital expenditures per year and we are restricted in our ability to acquire real property as defined in our credit agreement;
•the interest rate premium under our revolving credit facility increased by 15 basis points; and
•certain covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions), and the minimum liquidity requirement of $200.0 million will remain in place during the Amendment Period.
Also in February 2022, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2024. Pursuant to our credit agreement, the borrowing capacity under our revolving credit facility will be reduced to $586.4 million as of January 2023 and as such, further repayment of our revolving credit facility may be required.
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
During the year ended December 31, 2021, we paid quarterly cash distributions to our shareholders totaling approximately $9.5 million using existing cash balances. For further information regarding the distributions we paid during 2021, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On January 13, 2022, we declared a quarterly distribution payable to common shareholders of record on January 24, 2022 in the amount of $0.01 per share, or approximately $2.4 million. We paid this distribution on February 17, 2022 using cash on hand.
We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due, subject to limitations on debt offerings in agreements governing our debt. Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit and debt ratings, which were downgraded in 2020, depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. It is uncertain what the duration and severity of the COVID-19 pandemic and its economic impact will be. A protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
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
In February 2021, Moody's downgraded our senior unsecured debt rating from Ba2 to B1 and our 9.75% senior notes due 2025 rating from Ba1 to Ba3 and assigned a Ba3 rating to our 4.375% senior notes due 2031, and Standard & Poor's downgraded our senior unsecured debt rating from BB to BB- and our 9.75% senior notes due 2025 rating from BB+ to BB and assigned a BB rating to our 4.375% senior notes due 2031.
In February 2022, Moody's downgraded our senior unsecured debt rating from B1 to B3, our 9.75% senior notes due 2025 rating from Ba3 to B2 and our 4.375% senior notes due 2031 rating from Ba3 to B2.
For further information regarding our outstanding debt, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Debt Covenants
Our principal debt obligations at December 31, 2021 were: (1) outstanding borrowings under our then $800.0 million revolving credit facility; (2) $2.9 billion outstanding principal amount of senior unsecured notes; and (3) $62.5 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by six properties. For further information regarding our indebtedness, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of December 31, 2021, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are currently unable to incur additional debt because this ratio is below 1.5x on a pro forma basis, and as such, prior to falling below the 1.5x incurrence requirement, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility. The proceeds from this borrowing may be used for general business purposes. In February 2022, we repaid $100.0 million of this borrowing to reduce the borrowing capacity under our revolving credit facility to $700.0 million pursuant to the February 2022 amendment to our credit agreement. As of December 31, 2021, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Annual Report on Form 10-K, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. Further, if we believe we will not be able to satisfy our financial or other covenants, we will seek waivers, amendments, or in the case of our public debt covenants, borrow any undrawn amounts which may become available under our revolving credit facility prior to any covenant violation, consistent with our approach in March 2021, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We cannot assure that we would be able to obtain these waivers or amendments or repay the related debt facilities when due, or that there will be any amounts available to borrow under our revolving credit facility, which may result in an event of default under the agreements governing our debt or the potential acceleration of our outstanding debt.
Neither our senior unsecured notes indentures and their supplements, nor our credit agreement, contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, following our debt ratings downgrades, our interest expense and related costs under our credit agreement has increased. See "—Our Financing Liquidity and Resources" above for information regarding recent downgrades of our issuer credit rating and senior unsecured debt rating that resulted in a change in the interest rate premiums under our revolving credit facility.
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
The loan agreements governing the aggregate $620.0 million secured debt financing related to the joint venture for a life science property in Boston, Massachusetts contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. We no longer include this $620.0 million of secured debt financing in our consolidated balance sheet following the deconsolidation of the net assets of this joint venture, as discussed above; however, DHC continues to provide certain guaranties on this debt.
Supplemental Guarantor Information
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of December 31, 2021, all $1.0 billion of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.35 billion of senior unsecured notes do not have the benefit of any guarantees as of December 31, 2021.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

December 31, 2021
Real estate properties, net	$3,822,547
Other assets, net	1,424,994
Total assets	$5,247,541

Indebtedness, net	$3,613,447
Other liabilities	259,670
Total liabilities	$3,873,117

Year Ended December 31, 2021
Revenues	$1,074,108
Expenses	1,212,487
Loss from continuing operations	(393,418)
Net loss	(394,848)
Net loss attributable to DHC	(394,848)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., AlerisLife (including Five Star) and others related to them. For further information about these and other such relationships and related person transactions, see Notes 3, 6, 7 and 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2021. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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
Impact of Government Reimbursement
For the year ended December 31, 2021, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs. Because of shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs, as well as existing regulations that impact these matters. Further, there are other existing and recently enacted legislation, and related litigation, related to government payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business-Government Regulation and Reimbursement” above in this Annual Report on Form 10-K. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our and our tenants' increasing expenses and that such changes may be material and adverse to our future financial results.
During the year ended December 31, 2021, we recognized $19.6 million in interest and other income in our consolidated statement of comprehensive income (loss) related to funds received under the CARES Act.
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
Fixed Rate Debt
At December 31, 2021, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$250,000	4.750%	$11,875	2024	Semi-Annually
Senior unsecured notes	1,000,000	9.750%	97,500	2025	Semi-Annually
Senior unsecured notes	500,000	4.750%	23,750	2028	Semi-Annually
Senior unsecured notes	500,000	4.375%	21,875	2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2046	Quarterly
Mortgage note	11,120	6.280%	698	2022	Monthly
Mortgage note	10,479	4.850%	508	2022	Monthly
Mortgage note	15,456	5.750%	889	2022	Monthly
Mortgage note	15,204	6.640%	1,010	2023	Monthly
Mortgage note	10,240	4.444%	455	2043	Monthly
	$2,912,499		$193,873
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
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2021, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $1.6 million.
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

Floating Rate Debt
At December 31, 2021, our floating rate debt obligations consisted of $800.0 million outstanding under our revolving credit facility. As of December 31, 2021, the maturity date of our revolving credit facility was January 2023. In February 2022, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2024. Generally, no principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2021 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
	Interest Rate (1)	Outstanding Floating Rate Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2021	2.85%	$800,000	$22,800	$0.10
One percentage point increase	3.85%	$800,000	$30,800	$0.13
(1)Interest rate under our revolving credit facility as of December 31, 2021.
(2)Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2021.
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
LIBOR Phase Out
As of December 31, 2021, LIBOR has been phased out for new contracts and is currently expected to be phased out for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR and interest we may pay on any future debt that we may incur may also require that we pay interest based upon LIBOR. In September 2021, we amended our credit agreement to set forth the mechanics for establishing a replacement benchmark rate under our revolving credit facility at such time as LIBOR is no longer available to calculate interest payable on amounts outstanding thereunder. Despite this amendment, we cannot be sure that any changes to the determination of interest under our agreement will approximate the current calculation in accordance with LIBOR. We cannot be sure what standard, if any, will replace LIBOR, and any alternative interest rate index that may replace LIBOR may result in our paying increased interest.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2021, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2021 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B.  Other Information.
None.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
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
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information.  We may award common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, as amended, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under our equity compensation plan excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	1,117,201	(1)
Equity compensation plan not approved by securityholders	None.	None.	None.
Total	None.	None.	1,117,201	(1)
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
Financial information about AlerisLife may be found on the SEC's website by entering AlerisLife's name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to AlerisLife's financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, AlerisLife's public filings and other information located in external websites are not incorporated by reference into these financial statements.

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

4.4
Supplemental Indenture No. 9, dated as of April 28, 2014, between the Company and U.S. Bank National Association, related to 4.75% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.5	Indenture, dated as of February 18, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2016.)
4.6
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

4.8
Third Supplemental Indenture, dated as of June 2, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 9.750% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2020.)

4.9
Supplemental Indenture, dated as of March 5, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 9.750% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.10
Fourth Supplemental Indenture, dated as of February 8, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 4.375% Senior Notes due 2031, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.)

4.11
Supplemental Indenture, dated as of March 5, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 4.375% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.12
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

4.13	Description of Securities. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.2
First Amendment to Second Amended and Restated Business Management Agreement, effective as of August 1, 2021, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

10.3
Third Amended and Restated Property Management Agreement, dated as of June 9, 2021, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2021.)

10.4	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 23, 2012.)
10.5	First Amendment to 2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.6	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.7	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)
10.8	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 4, 2021.)
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

10.12
Third Amendment to Amended and Restated Credit Agreement, dated as of September 3, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

10.13
Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 22, 2022, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 23, 2022.)

10.14
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

10.16
Pledged Interest Release Request Letter, dated as of March 4, 2021, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

10.17
Release of Certain Guarantors, dated as of March 5, 2021, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

10.18
Release of Certain Guarantors, dated as of January 28, 2022, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank, National Association. (Filed herewith.)

10.19
Release of Certain Guarantors, dated as of January 28, 2022, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank, National Association. (Filed herewith.)

10.20
Transaction Agreement, dated December 7, 2001, among the Company, certain subsidiaries of the Company party thereto, AlerisLife Inc. (f/k/a Five Star Senior Living Inc.), certain subsidiaries of AlerisLife Inc. party thereto, FSQ, Inc., Service Properties Trust (f/k/a Hospitality Properties Trust) and The RMR Group LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2001.)

10.21	Transaction Agreement, dated as of April 1, 2019, between the Company and AlerisLife Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2019.)

10.22
Amended and Restated Master Management Agreement, dated as of June 9, 2021, among the Company and certain of its subsidiaries, and AlerisLife Inc. and certain of its subsidiaries. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2021.)

10.23
Amended and Restated Guaranty Agreement, dated as of June 9, 2021, by AlerisLife Inc. for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2021.)

21.1	Subsidiaries of the Company. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Ernst & Young LLP. (Filed herewith.)
23.3	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Registration Rights Agreement, dated as of August 4, 2009, between AlerisLife Inc. and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

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

Item 16.  Form 10-K Summary.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Diversified Healthcare Trust (the "Company") as of December 31, 2021 and December 31, 2020, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for the years ended December 31, 2021 and 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Impairment of Real Estate Properties - Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company's investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company's decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are identified for any real estate asset, the Company evaluates the recoverability of that real estate asset by comparing undiscounted future cash flows expected to be generated by the real estate asset over the Company's expected remaining hold period to the respective carrying amount. The Company's undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.

We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates within management's undiscounted future cash flows analysis which are sensitive to future market or industry considerations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted cash flows analysis for each real estate asset or group of assets with possible impairment indicators included the following among others:
•We tested the effectiveness of controls over management's evaluation of the recoverability of real estate property assets, including the key assumptions utilized in estimating the undiscounted future cash flows.
•We evaluated the undiscounted cash flow analysis including estimates of expected remaining hold period, market rents, and terminal capitalization rates for each real estate asset or group of assets with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) comparing management's projections to external market sources and evidence obtained in other areas of our audit.
•We evaluated the reasonableness of management's undiscounted future cash flows analysis by developing an independent expectation of future undiscounted cash flows based on third party market data and compared that independent estimate to the carrying amount of the real estate asset or group of assets with possible indicators of impairment. We compared our analysis of the recoverability of the real estate asset or group of assets to the Company's analysis.
•We made inquiries of management about the current status of potential transactions and about management's judgments to understand the probability of future events that could affect the expected remaining hold period and other cash flow assumptions for the properties.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2022
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Diversified Healthcare Trust (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.
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
February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of comprehensive income (loss), shareholders' equity and cash flows of Diversified Healthcare Trust (the Company) for the year ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the Company's results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
Boston, Massachusetts
March 2, 2020

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Real estate properties:
Land	$741,501	$789,125
Buildings and improvements	6,072,055	6,621,605
Total real estate properties, gross	6,813,556	7,410,730
Accumulated depreciation	(1,737,807)	(1,694,901)
Total real estate properties, net	5,075,749	5,715,829

Investment in unconsolidated joint venture	215,127	—
Assets of properties held for sale	—	112,437
Cash and cash equivalents	634,848	74,417
Restricted cash	382,097	16,432
Investments in equity securities	31,540	73,772
Acquired real estate leases and other intangible assets, net	48,746	286,513
Other assets, net	235,407	197,024
Total assets	$6,623,514	$6,476,424

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$800,000	$—
Term loan, net	—	199,049
Senior unsecured notes, net	2,806,811	2,608,189
Secured debt and finance leases, net	69,713	691,573
Liabilities of properties held for sale	—	3,525
Accrued interest	29,845	23,772
Due to affiliates	8,270	24,547
Assumed real estate lease obligations, net	2,556	67,830
Other liabilities	243,929	238,717
Total liabilities	3,961,124	3,857,202

Commitments and contingencies

Equity:
Equity attributable to common shareholders:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 238,994,894 and 238,268,478 shares issued and outstanding, respectively	2,390	2,383
Additional paid in capital	4,615,475	4,613,904
Cumulative net income	2,087,624	1,913,109
Cumulative distributions	(4,043,099)	(4,033,559)
Total equity attributable to common shareholders	2,662,390	2,495,837
Noncontrolling interest:
Total equity attributable to noncontrolling interest	—	123,385
Total equity	2,662,390	2,619,222
Total liabilities and equity	$6,623,514	$6,476,424
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$408,589	$427,215	$606,558
Residents fees and services	974,623	1,204,811	433,597
Total revenues	1,383,212	1,632,026	1,040,155

Expenses:
Property operating expenses	1,091,812	1,236,357	489,070
Depreciation and amortization	271,131	270,147	289,025
General and administrative	34,087	30,593	37,028
Acquisition and certain other transaction related costs	17,506	814	13,102
Impairment of assets	(174)	106,972	115,201
Total expenses	1,414,362	1,644,883	943,426

Gain on sale of properties	492,272	6,487	39,696
Dividend income	—	—	1,846
Gains and losses on equity securities, net	(42,232)	34,106	(41,898)
Interest and other income	20,635	18,221	941
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $13,408, $8,022 and $6,032, respectively)	(255,759)	(201,483)	(180,112)
Gain on lease termination	—	22,896	—
Loss on early extinguishment of debt	(2,410)	(427)	(44)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	181,356	(133,057)	(82,842)
Income tax expense	(1,430)	(1,250)	(436)
Equity in earnings of an investee	—	—	400
Net income (loss)	179,926	(134,307)	(82,878)
Net income attributable to noncontrolling interest	(5,411)	(5,146)	(5,356)
Net income (loss) attributable to common shareholders	$174,515	$(139,453)	$(88,234)

Other comprehensive income:
Amounts reclassified from cumulative other comprehensive income to net income	$—	$—	$175
Equity in unrealized gain of an investee	—	—	91
Other comprehensive income	—	—	266
Comprehensive income (loss)	179,926	(134,307)	(82,612)
Comprehensive income attributable to noncontrolling interest	(5,411)	(5,146)	(5,356)
Comprehensive income (loss) attributable to common shareholders	$174,515	$(139,453)	$(87,968)

Weighted average common shares outstanding (basic)	237,967	237,739	237,604
Weighted average common shares outstanding (diluted)	237,967	237,739	237,604

Per common share amounts (basic and diluted)
Net income (loss) attributable to common shareholders	$0.73	$(0.59)	$(0.37)
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2018:	237,729,900	$2,377	$4,611,419	$2,140,796	$(266)	$(3,731,214)	$3,023,112	$156,758	$3,179,870
Net (loss) income	—	—	—	(88,234)	—	—	(88,234)	5,356	(82,878)
Amounts reclassified from cumulative other comprehensive income to net income	—	—	—	—	175	—	175	—	175
Other comprehensive income	—	—	—	—	91	—	91	—	91
Distributions	—	—	—	—	—	(199,719)	(199,719)	—	(199,719)
Share grants	202,500	2	1,391	—	—	—	1,393	—	1,393
Share repurchases	(31,747)	—	(293)	—	—	—	(293)	—	(293)
Share forfeitures	(3,490)	—	(6)	—	—	—	(6)	—	(6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21,583)	(21,583)
Balance at December 31, 2019:	237,897,163	2,379	4,612,511	2,052,562	—	(3,930,933)	2,736,519	140,531	2,877,050
Net (loss) income	—	—	—	(139,453)	—	—	(139,453)	5,146	(134,307)
Distributions	—	—	—	—	—	(42,825)	(42,825)	—	(42,825)
Distribution to common shareholders of the right to receive AlerisLife Inc. common stock	—	—	—	—	—	(59,801)	(59,801)	—	(59,801)
Share grants	420,000	4	1,570	—	—	—	1,574	—	1,574
Share repurchases	(47,375)	—	(171)	—	—	—	(171)	—	(171)
Share forfeitures	(1,310)	—	(6)	—	—	—	(6)	—	(6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(22,292)	(22,292)
Balance at December 31, 2020:	238,268,478	2,383	4,613,904	1,913,109	—	(4,033,559)	2,495,837	123,385	2,619,222
Net income	—	—	—	174,515	—	—	174,515	5,411	179,926
Distributions	—	—	—	—	—	(9,540)	(9,540)	—	(9,540)
Share grants	838,000	8	1,956	—	—	—	1,964	—	1,964
Share repurchases	(109,384)	(1)	(382)	—	—	—	(383)	—	(383)
Share forfeitures	(2,200)	—	(3)	—	—	—	(3)	—	(3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(22,348)	(22,348)
Sale of interest in joint venture	—	—	—	—	—	—	—	(106,448)	(106,448)
Balance at December 31, 2021:	238,994,894	$2,390	$4,615,475	$2,087,624	$—	$(4,043,099)	$2,662,390	$—	$2,662,390
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$179,926	$(134,307)	$(82,878)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	271,131	270,147	289,025
Net amortization of debt premiums, discounts and issuance costs	13,408	8,022	6,032
Straight line rental income	(5,846)	(6,069)	(4,508)
Amortization of acquired real estate leases	(7,211)	(7,405)	(6,791)
Loss on early extinguishment of debt	2,410	51	44
Gain on lease termination	—	(22,896)	—
Impairment of assets	(174)	106,972	115,201
Gain on sale of properties	(492,272)	(6,487)	(39,696)
Gains and losses on equity securities, net	42,232	(34,106)	41,898
Other non-cash adjustments, net	(1,811)	(2,203)	(3,771)
Equity in earnings of an investee	—	—	(400)
Distribution of earnings from Affiliates Insurance Company	—	—	2,574
Change in assets and liabilities:
Deferred leasing costs, net	(20,701)	(7,672)	(8,625)
Other assets	(51,201)	(27,858)	12,267
Accrued interest	7,654	(305)	(2,105)
Other liabilities	(868)	22,660	(52,422)
Net cash (used in) provided by operating activities	(63,323)	158,544	265,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	(2,526)	(50,636)
Real estate improvements	(227,605)	(185,585)	(222,417)
Proceeds from sale of properties, net	103,257	147,388	254,241
Proceeds from sale of interest in joint venture, net	367,033	—	—
Proceeds from sale of RMR Inc. common shares, net	—	—	98,557
Distributions in excess of earnings from Affiliates Insurance Company	11	287	6,426
Net cash provided by (used in) investing activities	242,696	(40,436)	86,171

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, net	492,500	985,000	—
Proceeds from borrowings on revolving credit facility	800,000	430,500	994,500
Repayments of borrowings on revolving credit facility	—	(968,000)	(596,000)
Repayment of senior unsecured notes	(300,000)	(200,000)	(400,000)
Repayment of term loan	(200,000)	(250,000)	(100,000)
Repayment of other debt	(3,159)	(5,941)	(46,345)
Loss on early extinguishment of debt settled in cash	—	(376)	—
Payment of debt issuance costs	(10,347)	(5,378)	(417)
Repurchase of common shares	(383)	(171)	(299)
Distributions to noncontrolling interest	(22,348)	(22,292)	(21,583)
Distributions to shareholders	(9,540)	(42,825)	(199,719)
Net cash provided by (used in) financing activities	746,723	(79,483)	(369,863)

Increase (decrease) in cash and cash equivalents and restricted cash	926,096	38,625	(17,847)
Cash and cash equivalents and restricted cash at beginning of period	90,849	52,224	70,071
Cash and cash equivalents and restricted cash at end of period	$1,016,945	$90,849	$52,224
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$235,994	$195,599	$177,308
Income taxes paid	$2,798	$399	$452

NON-CASH INVESTING ACTIVITIES:
Decrease in assets and liabilities resulting from the deconsolidation of an investment that was previously consolidated:
Real estate, net	$(686,320)	$—	$—
Mortgage notes, net	$618,452	$—	$—
AlerisLife Inc. common stock	$—	$97,896	$—
Restructuring transaction additional consideration	$—	$(75,000)	$—
Real estate improvements accrued, not paid	$20,031	$18,097	$14,111
Capitalized interest	$1,297	$1,833	$1,124

NON-CASH FINANCING ACTIVITIES:
Distribution to common shareholders of the right to receive AlerisLife Inc. common stock	$—	$(59,801)	$—
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our consolidated balance sheets to the amount shown in our consolidated statements of cash flows:

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$634,848	$74,417	$37,357
Restricted cash (1)	382,097	16,432	14,867
Total cash and cash equivalents and restricted cash shown in our consolidated statements of cash flows	$1,016,945	$90,849	$52,224
(1) As of December 31, 2021, restricted cash consists of proceeds from the sale of an interest in the joint venture that owns a life science property located in Boston, Massachusetts held as collateral pursuant to the agreement governing our revolving credit facility, or our credit agreement. We may use these funds to pay for approved expenditures in accordance with our credit agreement. Effective as of the date of the sale, we deconsolidated this joint venture. Prior to the deconsolidation, restricted cash consisted primarily of cash held for the operations of this joint venture. Restricted cash also consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties.

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 1. Organization
Diversified Healthcare Trust is a real estate investment trust, or REIT, organized under Maryland law, which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2021, we wholly owned 390 properties located in 36 states and Washington, D.C. On that date, the gross book value of our real estate assets was $6,813,556.
As of December 31, 2021, we also owned a 20% equity interest in an unconsolidated joint venture that owns a life science property located in Boston, Massachusetts with approximately 1.1 million rentable square feet that was 100% leased with an average (by annualized rental revenues) remaining lease term of 7.0 years.
Note 2. Summary of Significant Accounting Policies
BASIS OF PRESENTATION.  Our consolidated financial statements include the accounts of Diversified Healthcare Trust, we, us or our, and our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Accounting principles generally accepted in the United States, or GAAP, require us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.
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
We amortize capitalized above market lease values (included in acquired real estate leases and other intangible assets, net in our consolidated balance sheets) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as an increase to rental income over the non-cancelable periods of the respective leases. For the years ended December 31, 2021, 2020 and 2019, such amortization resulted in a net increase in rental income of $7,211, $7,405 and $6,791, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. During the years ended December 31, 2021, 2020 and 2019, such amortization included in depreciation totaled $42,783, $48,669 and $64,203, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

As of December 31, 2021 and 2020, our acquired real estate leases and assumed real estate lease obligations, excluding properties held for sale, were as follows:

	December 31,
	2021	2020
Acquired real estate leases:
Capitalized above market lease values (1)	$8,092	$12,304
Less: accumulated amortization	(6,268)	(9,236)
Capitalized above market lease values, net	1,824	3,068

Lease origination value	123,682	551,141
Less: accumulated amortization	(76,760)	(267,696)
Lease origination value, net	46,922	283,445
Acquired real estate leases and other intangible assets, net	$48,746	$286,513

Assumed real estate lease obligations:
Capitalized below market lease values	$6,141	$128,991
Less: accumulated amortization	(3,585)	(61,161)
Assumed real estate lease obligations, net	$2,556	$67,830
(1)Acquired real estate leases and other related intangible assets decreased due to our sale of a 35% equity interest from our then remaining 55% equity interest in the joint venture which owns a life science property located in Boston, Massachusetts to another third party global institutional investor. As a result of this sale, we deconsolidated the net assets of this joint venture.
As of December 31, 2021, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 3.7 years, 5.3 years and 6.9 years, respectively. Future amortization of net intangible acquired real estate lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2021 are estimated to be $12,095 in 2022, $11,326 in 2023, $8,030 in 2024, $4,869 in 2025, $3,267 in 2026 and $6,603 thereafter.
CASH AND CASH EQUIVALENTS.  We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
RESTRICTED CASH.  Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties and amounts held as collateral pursuant to our credit agreement.
INVESTMENTS IN EQUITY SECURITIES. We previously owned 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc., that we sold on July 1, 2019. Prior to July 1, 2019, our equity securities were recorded at fair value based on their quoted market price at the end of each reporting period. We classify the common shares we own of AlerisLife Inc. (f/k/a Five Star Senior Living Inc.), or AlerisLife, as an equity method investment. This equity method investment is included in investments of equity securities in our consolidated balance sheets.
On April 1, 2019, we and Five Star Senior Living, or Five Star, which is an operating division of AlerisLife, entered into a transaction agreement, or the Transaction Agreement, to restructure our business arrangements with Five Star effective January 1, 2020, or the 2020 Restructuring Transaction. At December 31, 2019, we owned 423,500 AlerisLife common shares after giving effect to the one-for-ten reverse stock split effected by AlerisLife with respect to its common shares on September 30, 2019. Pursuant to the 2020 Restructuring Transaction, on January 1, 2020, AlerisLife issued 10,268,158 common shares to us. The fair value and initial cost basis of the AlerisLife common shares issued to us on January 1, 2020 was $38,095. At December 31, 2021, we owned 10,691,658 AlerisLife common shares. At December 31, 2021 and 2020, our investment in AlerisLife had a fair value of $31,540 and $73,772, respectively, including an unrealized loss of $42,232 and unrealized gain of $34,106, respectively. Based on the terms of the Transaction Agreement, including the issuance of additional AlerisLife shares to us, we concluded that we have significant influence over AlerisLife and therefor account for our investment in AlerisLife as an equity method investment starting January 1, 2020. We have elected the fair value option for our investment in AlerisLife. We continue to present our investment in AlerisLife in Investments in equity securities in our consolidated balance sheets due to the comparable accounting treatment of the shares we owned in AlerisLife as of December 31, 2021 and 2020.
See Notes 6 and 8 for further information regarding our investment in AlerisLife and former investment in RMR Inc.

EQUITY METHOD INVESTMENTS.  As of December 31, 2021, we owned a 20% equity interest in an unconsolidated joint venture which owns a life science property located in Boston, Massachusetts. The property owned by this joint venture is encumbered by an aggregate $620,000 of mortgage debts. We do not control the activities that are most significant to this joint venture and, as a result, we account for our investment in this joint venture under the equity method of accounting under the fair value option. See Notes 3, 10 and 11 for more information regarding this joint venture.
We account for our investment in Affiliates Insurance Company, or AIC, until AIC was dissolved as described in Note 8, using the equity method of accounting. Significant influence was present through common representation on our Board of Trustees and the board of directors of AIC until February 13, 2020. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. He is also a managing director and an executive officer of RMR Inc. Substantially all of the business of RMR Inc. is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC, which is our manager and provided management and administrative services to AIC. Most of our Trustees were directors of AIC. See Note 8 for more information about our investment in AIC. As previously discussed, we also account for our investment in AlerisLife as an equity method investment under the fair value option.
DEBT ISSUANCE COSTS.  Debt issuance costs include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. Debt issuance costs for our revolving credit facility totaled $27,383 and $19,332 at December 31, 2021 and 2020, respectively, and accumulated amortization of debt issuance costs totaled $22,899 and $16,201 at December 31, 2021 and 2020, respectively, and are included in other assets in our consolidated balance sheets. Debt issuance costs for our previously existing term loans, senior notes, and mortgage notes payable totaled $53,649 and $53,496 at December 31, 2021 and 2020, respectively, and accumulated amortization of debt issuance costs totaled $15,800 and $15,589, respectively, and are presented in our consolidated balance sheet as a direct deduction from the associated debt liability. Future amortization of debt issuance costs to be recognized with respect to our loans as of December 31, 2021 are estimated to be $9,974 in 2022, $5,832 in 2023, $5,521 in 2024, $3,556 in 2025, $1,956 in 2026 and $15,494 thereafter.
DEFERRED LEASING COSTS.  Deferred leasing costs include capitalized brokerage and other fees associated with the successful negotiation of leases, which are amortized to depreciation and amortization expense on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets in our consolidated balance sheets. Deferred leasing costs totaled $64,255 and $44,506 at December 31, 2021 and 2020, respectively, and accumulated amortization of deferred leasing costs totaled $17,074 and $15,605 at December 31, 2021 and 2020, respectively. At December 31, 2021, the remaining weighted average amortization period is approximately 8.7 years. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2021, are estimated to be $7,168 in 2022, $6,502 in 2023, $5,903 in 2024, $5,397 in 2025, $4,732 in 2026 and $17,479 thereafter.
REVENUE RECOGNITION.  We are a lessor of medical office and life science properties, senior living communities and other healthcare related properties. Our leases provide our tenants with the contractual right to use and economically benefit from all of the premises demised under the leases; therefore, we have determined to evaluate our leases as lease arrangements.
For leases where we are the lessee, we recognize a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The right of use asset and related lease liability are included within other assets, net and other liabilities, respectively, within our consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, will not be recorded on our consolidated balance sheets.
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
For the years ended December 31, 2021, 2020 and 2019, we recognized the rental income from our operating leases on a straight line basis over the term of each lease agreement. We recognized percentage rents when realizable and earned, which was generally during the fourth quarter of the year. For the years ended December 31, 2021, 2020 and 2019, percentage rents earned aggregated $1,993, $2,144 and $2,958, respectively.
As of December 31, 2021, we owned 235 senior living communities that are managed by third party managers for our account. We derive our revenues at these managed senior living communities primarily from services our managers provide to residents on our behalf and we record revenues when the services are provided. We use the TRS structure authorized by the REIT Investment Diversification and Empowerment Act for all of our managed senior living communities.
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services, or HHS, established a Provider Relief Fund. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned to HHS. We recognize income from government grants on a systematic and rational basis over the period in which we recognize the related expenses or loss of revenues for which the grants are intended to compensate when there is reasonable assurance that we will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. During the years ended December 31, 2021 and 2020, we received $20,800 and $19,961, respectively, in funds from the Provider Relief Fund to be used to support the operations of our managed senior living communities; we have currently determined that $19,554 and $17,485 of such funds meet the required terms and conditions. We have recognized $19,554 and $17,485 as other income in our consolidated statements of comprehensive income (loss) with respect to our senior housing operating portfolio, or SHOP, segment for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we had not recognized $3,722 and $2,476, respectively, of funds from the Provider Relief Fund and included these amounts in other liabilities in our consolidated balance sheets. We currently expect to return the remaining $3,722 of such funds to HHS in 2022 unless and to the extent we determine that such funds meet the required terms and conditions. We have applied for additional funds that may be available under the CARES Act Provider Relief Fund; however, we may not receive any additional funding.
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
SEGMENT REPORTING.  As of December 31, 2021, we operate in, and report financial information for, the following two segments: our portfolio of medical office and life science properties, or our Office Portfolio, and SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. See Note 12 for further information regarding our reportable operating segments.
NEW ACCOUNTING PRONOUNCEMENTS. In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We adopted this standard on January 1, 2020 using the modified retrospective approach. The implementation of this standard did not have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU No. 2021-08, which requires that an acquirer account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The acquiring entity shall recognize and measure the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, rather than at fair value at the acquisition date. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. On October 1, 2021, we early adopted ASU No. 2021-08. The adoption of ASU No. 2021-08 did not have an impact on our consolidated financial statements.
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, or ASU No. 2021-10, which requires business entities to disclose government assistance accounted for by applying a grant or contribution model by analogy. ASU No. 2021-10 states that an entity shall disclose the nature of the transactions, the related accounting policies used, the effect of the transactions on an entity's financial statements and significant terms and conditions of the transactions. ASU No. 2021-10 is effective for annual periods beginning after December 15, 2021, with early adoption permitted. On November 17, 2021, we early adopted ASU No. 2021-10. The adoption of ASU No. 2021-10 did not have a material impact on our consolidated financial statements.
Note 3. Real Estate Investments
Our real estate properties, excluding those classified as held for sale, if any, consisted of land of $741,501 and buildings and improvements of $6,072,055 as of December 31, 2021, and land of $789,125 and buildings and improvements of $6,621,605 as of December 31, 2020. Accumulated depreciation was $1,587,573 and $150,234 for buildings and improvements, respectively, as of December 31, 2021; and $1,561,751 and $133,150 for buildings and improvements, respectively, as of December 31, 2020.
Our portfolio as of December 31, 2021 includes: 116 medical office and life science properties with approximately 9.8 million rentable square feet; 264 senior living communities, including independent living (including active adult), assisted living, memory care and skilled nursing facilities, or SNFs, with 27,672 living units; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities.
We have accounted for our 2019 acquisitions as acquisitions of assets. We funded these acquisitions using cash on hand and borrowings under our revolving credit facility, unless otherwise noted.
Joint Venture Activities:
As of December 31, 2021, we had an equity investment in a joint venture as follows:

Joint Venture	DHC Ownership	DHC Carrying Value of Investment at December 31, 2021	Number of Properties	Location	Square Feet
Seaport Innovation LLC	20%	$215,127	1	Massachusetts	1,134,479

The following table provides a summary of the mortgage debts of this joint venture:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance at December 31, 2021 (1)
Mortgage Notes Payable (secured by one property in Massachusetts)	3.53%	8/6/2026	$620,000
(1)Amounts are not adjusted for our minority interest. We no longer include this $620,000 of secured debt financing in our consolidated balance sheet following the deconsolidation in December 2021 of the net assets of our joint venture which owns a life science property located in Boston, Massachusetts; however, DHC continues to provide certain guaranties on this debt.
In March 2017, we entered into a joint venture arrangement with an institutional investor for one of our life science properties located in Boston, Massachusetts. The investor owned a 45% equity interest in the joint venture, and we owned the remaining 55% equity interest in the joint venture. We determined that, while we owned a 55% equity interest in this joint venture, this joint venture was a variable interest entity, or VIE, as defined under the Consolidation Topic of the FASB Codification. We concluded that we must consolidate this VIE, and we did so, until we sold an additional 35% equity interest in the joint venture in December 2021. We reached this determination because we were the entity with the power to direct the activities that most significantly impacted the VIE's economic performance and we had the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore were the primary beneficiary of the VIE. The assets of this VIE were $970,142 as of December 31, 2020 and consisted primarily of the net real estate owned by the joint venture. The liabilities of this VIE were $697,129 as of December 31, 2020 and consisted primarily of mortgage debts secured by the property. The joint venture investor's interest in this consolidated entity was reflected as noncontrolling interest in our consolidated financial statements.
In December 2021, we sold an additional 35% equity interest from our then remaining 55% equity interest in the joint venture which owns a life science property located in Boston, Massachusetts to another third party global institutional investor for $373,847, which includes certain costs associated with the formation of this joint venture. We deconsolidated the net assets of this joint venture and recognized a net gain on sale of $461,434 on this transaction, which is included in gain on sale of properties in our consolidated statements of comprehensive income (loss). After giving effect to the sale, we continue to own a 20% equity interest in this joint venture, but have determined that we are no longer the primary beneficiary. Effective as of the date of the sale, we deconsolidated this joint venture and we now account for this joint venture using the equity method of accounting under the fair value option. Our investment amount was based on a property valuation of $1,700,000, less $620,000 of existing mortgage debts on the property that this joint venture assumed. Pursuant to our credit agreement, the net cash proceeds to us from this transaction will be held as restricted cash. See Note 10 for more information regarding the use of the equity method for this joint venture.
In January 2022, we entered into a joint venture for 10 medical office and life science properties we owned with two unrelated third party global institutional investors for aggregate proceeds, before closing costs and other adjustments, of approximately $653,300. The investors acquired a 41% and 39% equity interest in the joint venture for an investment of approximately $100,800 and $95,900, respectively, and we retained a 20% equity interest in the joint venture. The investment amounts are based upon a property valuation of approximately $702,500, less approximately $456,600 of secured debt on the properties incurred by this joint venture.
Acquisitions:
The table below represents the purchase price allocations (including net closing adjustments) of acquisitions for the years ended December 31, 2021, 2020 and 2019:

Date	Location	Type of Property	Number of Properties	Number of Units	Cash Paid plus Assumed Debt (1)	Land	Buildings and Improvements	FF&E	Acquired Real Estate Leases / Resident Agreements	Acquired Real Estate Lease Obligations	Assumed Debt	Premium on Assumed Debt
Acquisitions during the year ended December 31, 2021:
We did not acquire any properties during the year ended December 31, 2021.

Acquisitions during the year ended December 31, 2020:
We did not acquire any properties during the year ended December 31, 2020.

Acquisitions during the year ended December 31, 2019:
December 2019	Texas	IL	1	169	$50,506	$3,463	$44,189	$652	$2,202	$—	$—	$—
(1)Cash paid plus assumed debt, if any, includes closing costs.

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
During 2021, we recorded a reversal of impairment charges of $174 related to the estimated costs to sell 10 senior living communities that were classified as held for sale in our consolidated balance sheet as of December 31, 2020 and changed the status of those communities from held for sale to held and used as of March 31, 2021. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of comprehensive income (loss).
During 2020, we recorded impairment charges of $98,414 to adjust the carrying values of 28 senior living communities to their aggregate estimated fair value. These 28 senior living communities included nine senior living communities which we sold in 2020, seven senior living communities which we closed in 2020 and 10 senior living communities which were classified as held for sale in our consolidated balance sheet as of December 31, 2020. During 2020, we also recorded impairment charges of $8,558 to adjust the carrying value of seven medical office properties to their estimated fair value. We sold four of these medical office properties in 2020. One of these medical office properties was classified as held for sale in our consolidated balance sheet as of December 31, 2020 and sold in February 2021. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of comprehensive income (loss).
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
Dispositions:
During the years ended December 31, 2021, 2020 and 2019, we sold five, 27, and 46 properties, respectively, for aggregate sales prices of $104,500, $152,893, and $260,783, respectively, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions, individually or in the aggregate, and we do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Square Feet or Number of Units		Sales Price (1)	Gain (loss) on Sale
Dispositions during the year ended December 31, 2021:
February 2021	Pennsylvania	Medical Office	1	92,000	sq. ft.	$9,000	$(122)
April 2021	Florida	Life Science / Medical Office	4	263,656	sq. ft.	95,500	30,760
			5			$104,500	$30,638

Dispositions during the year ended December 31, 2020:
January 2020	Louisiana	Medical Office	6	40,575	sq. ft.	$5,925	$(81)
February 2020	Pennsylvania	Medical Office	1	50,000	sq. ft.	2,900	—
March 2020	Texas	Medical Office	1	70,229	sq. ft.	8,779	2,863
April 2020 (2)	California	IL / AL	3	599	units	47,000	(256)
June 2020	South Carolina	Medical Office	1	49,242	sq. ft.	3,550	—
July 2020	Texas	Medical Office	1	6,849	sq. ft.	2,072	(30)
July 2020	Connecticut	Medical Office	1	32,162	sq. ft.	625	(25)
August 2020 (2)	Mississippi	AL	2	116	units	2,500	(42)
September 2020	Mississippi	Medical Office	1	78,747	sq. ft.	7,250	(114)
October 2020	Various	AL	3	239	units	46,000	4,292
November 2020 (2)	Nebraska	AL	1	131	units	3,000	(26)
December 2020	New York	Medical Office	1	64,060	sq. ft.	3,875	(273)
December 2020	Ohio	Life Science	2	232,016	sq. ft.	7,917	257
December 2020 (2)	Wisconsin	SNF / AL	3	537	units	11,500	(303)
			27			$152,893	$6,262

Dispositions during the year ended December 31, 2019:
February 2019	Florida	Life Science	1	60,396	sq. ft.	$2,900	$(69)
March 2019	Massachusetts	Medical Office	1	4,400	sq. ft.	75	(58)
May 2019 (2)	California	SNF	3	278	units	21,500	15,207
May 2019	Colorado	Medical Office	1	15,647	sq. ft.	2,590	1,029
June 2019	Massachusetts	Medical Office	7	164,121	sq. ft.	8,042	1,590
July 2019	Massachusetts	Medical Office	3	103,484	sq. ft.	4,955	2,332
August 2019	Massachusetts	Medical Office	1	49,357	sq. ft.	2,221	812
September 2019 (2)	Various	SNF	15	964	units	8,000	—
September 2019	Massachusetts	Medical Office	1	41,065	sq. ft.	2,750	1,044
October 2019	South Dakota	SNF / IL	3	245	units	10,500	6,661
October 2019	New Jersey	Life Science	1	205,439	sq. ft.	47,500	—
December 2019	Georgia	Medical Office	1	95,010	sq. ft.	14,000	(63)
December 2019	Washington	IL	1	150	units	32,500	7,618
December 2019	Various	AL	7	566	units	103,250	3,593
			46			$260,783	$39,696
(1)Sales price excludes closing costs.
(2)These senior living communities were previously operated by Five Star.
During the year ended December 31, 2021, we recognized a gain of $200 related to the sales of skilled nursing bed licenses at certain of our senior living communities. During the year ended December 31, 2020, we recognized a gain of $225 related to the sale of bed licenses at one of our senior living communities.
We classify all properties as held for sale in our consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the Codification. As of December 31, 2021, we had no properties classified as held for sale. As of December 31, 2020, we had 10 senior living communities with 820 units and five medical office and life science properties with 355,656 square feet classified as held for sale. As of December 31, 2019, we had 21 medical office and life science properties with 875,617 square feet and 12 senior living communities with 1,670 units classified as held for sale.

Investments and Capital Expenditures:
Under our previously existing leases with Five Star, Five Star could request that we purchase certain improvements to the leased communities. Pursuant to the Transaction Agreement, the $111,603 of improvements to communities leased to Five Star, including $49,155 of fixed assets and improvements that were purchased pursuant to the Transaction Agreement, that we funded during the year ended December 31, 2019 did not result in increased rent payable by Five Star. See Note 6 for further information regarding the 2020 Restructuring Transaction and the Transaction Agreement.
During 2021, we committed $97,520 for capital expenditures related to 2.6 million square feet of leases executed at our medical office and life science properties. During 2020, we committed $17,901 for capital expenditures related to 1.0 million square feet of leases executed at our medical office and life science properties.
Committed and unspent tenant related obligations based on executed leases as of December 31, 2021 and 2020 were $76,573 and $19,159, respectively.
Note 4. Leases
We are a lessor of medical office and life science properties, senior living communities and other healthcare related properties. Our leases provide our tenants with the contractual right to use and economically benefit from all of the premises demised under the leases; therefore, we have determined to evaluate our leases as lease arrangements.
We increased rental income to record revenue on a straight line basis by $5,846, $6,069 and $4,508 for the years ended December 31, 2021, 2020 and 2019, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $82,131 and $104,803 of straight line rent receivables at December 31, 2021 and 2020, respectively, and are included in other assets, net in our consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $74,860, $77,599 and $78,668 for the years ended December 31, 2021, 2020 and 2019, respectively, of which tenant reimbursements totaled $72,690, $75,378 and $75,432, respectively.
The following table presents our operating lease maturity analysis, excluding lease payments from properties classified as held for sale, if any, as of December 31, 2021:

Year	Amount
2022	$236,309
2023	234,633
2024	219,532
2025	197,712
2026	181,819
Thereafter	812,989
Total	$1,882,994
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $4,153 and $4,352, respectively, as of December 31, 2021, and $4,237 and $4,410, respectively, as of December 31, 2020. The right of use asset and related lease liability are included within other assets, net and other liabilities, respectively, within our consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our consolidated balance sheets.
Note 5. Shareholders' Equity

We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, as amended, or the 2012 Plan. During the years ended December 31, 2021, 2020 and 2019, we awarded to our officers and other employees of RMR LLC annual share awards of 718,000, 360,000 and 187,500 of our common shares, respectively, valued at $2,448, $1,357 and $1,633, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we also awarded each of our then Trustees 20,000 common shares with an aggregate value of $444 ($74 per Trustee), 10,000 common shares with an aggregate value of $176 ($29 per Trustee) and 3,000 common shares with an aggregate value of $119 ($24 per Trustee) in 2021, 2020 and 2019, respectively. The values of the share awards were based upon the closing price of our common shares trading on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of award. We include the value of awarded shares in general and administrative expenses in our consolidated statements of comprehensive income (loss) ratably over the vesting period. At December 31, 2021, 1,117,201 of our common shares remain available for issuance under the 2012 Plan.
A summary of shares awarded, forfeited, vested and unvested under the terms of the 2012 Plan from January 1, 2019 to December 31, 2021 is as follows:

	Number of Shares	Weighted Average Award Date Fair Value
Unvested shares at December 31, 2018	161,990	$19.41
Shares awarded in 2019	202,500	$8.65
Shares vested / forfeited in 2019	(137,150)	$8.94
Unvested shares at December 31, 2019	227,340	$12.52
Shares awarded in 2020	420,000	$3.65
Shares vested / forfeited in 2020	(212,790)	$7.04
Unvested shares at December 31, 2020	434,550	$6.15
Shares awarded in 2021	838,000	$3.45
Shares vested / forfeited in 2021	(426,930)	$4.98
Unvested shares at December 31, 2021	845,620	$4.07
The 845,620 unvested shares as of December 31, 2021 are scheduled to vest as follows: 253,520 shares in 2022, 239,700 shares in 2023, 208,800 shares in 2024 and 143,600 shares in 2025. As of December 31, 2021, the estimated future compensation for the unvested shares was $3,116 based on the adjusted award date fair value of these shares. At December 31, 2021, the weighted average period over which the compensation expense will be recorded is approximately 2.0 years. We recorded share based compensation expense of $1,960 in 2021, $1,568 in 2020 and $1,388 in 2019. We recognize forfeitures as they occur.
During 2021, 2020 and 2019, we purchased an aggregate of 109,384, 47,375 and 31,747, respectively, of our common shares from our officers and certain current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 8 for further information regarding these purchases.
A summary of cash distributions paid to common shareholders, for federal income tax purposes, as are follows for the periods presented:

	Annual Per		Characterization of Distribution
	Share	Total	Ordinary	Capital	Return of
Year	Distribution	Distribution	Income	Gain	Capital
2021	$0.04	$9,540	—%	100.0%	—%
2020	$0.18	$42,825	—%	—%	100.0%
2019	$0.84	$199,719	—%	25.7%	74.3%
On January 13, 2022, we declared a quarterly distribution to common shareholders of record on January 24, 2022 of $0.01 per share, or approximately $2,390 in aggregate. We paid this distribution on February 17, 2022, using cash on hand.

As described in Note 6, pursuant to the 2020 Restructuring Transaction, on January 1, 2020, AlerisLife issued an aggregate of 16,118,849 common shares, with an aggregate value of $59,801, to our shareholders of record as of December 13, 2019. We recorded this issuance as a non-cash distribution in our consolidated financial statements.
Note 6. Senior Living Community Leases and Management Agreements
As of December 31, 2019, we leased 166 senior living communities to Five Star. As of that date, we also leased to our TRSs 78 communities that we owned and that were managed by Five Star for our account.
Restructuring our Business Arrangements with Five Star
The Transaction Agreement with Five Star. Pursuant to the Transaction Agreement, effective January 1, 2020, or the Conversion Time:
•our previously existing master leases with Five Star for all of our senior living communities that Five Star leased, as well as our previously existing management agreements and pooling agreements with Five Star for our senior living communities that Five Star managed, were terminated and replaced with new management agreements and a related omnibus agreement, which agreements were subsequently replaced in June 2021, as described below;
•AlerisLife issued to us 10,268,158 of its common shares and an aggregate of approximately 16,118,849 to our shareholders of record as of December 13, 2019;
•as consideration for these share issuances, we provided Five Star with $75,000 of additional consideration by assuming certain of Five Star's working capital liabilities and making cash payments to Five Star, resulting in a gain on lease termination of $22,896 for the year ended December 31, 2020 in our consolidated statements of comprehensive income (loss); and
•pursuant to a guaranty agreement dated as of January 1, 2020 and amended and restated on June 9, 2021, made by AlerisLife in favor of our applicable subsidiaries, AlerisLife has guaranteed the payment and performance of each of its applicable subsidiary's obligations under our applicable management agreements with Five Star.
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
2021 Amendments to our Management Arrangements with Five Star. On June 9, 2021, we amended our management arrangements with Five Star. The principal changes to the management arrangements included:
•that Five Star agreed to cooperate with us in transitioning 108 of our senior living communities with approximately 7,500 living units to other third party managers without our payment of any termination fee to Five Star;
•that we no longer have the right to sell up to an additional $682,000 of senior living communities currently managed by Five Star and terminate Five Star's management of those communities without our payment of a fee to Five Star upon sale;
•that Five Star is continuing to manage 120 of our senior living communities, and that the skilled nursing units in all of our continuing care retirement communities that Five Star is continuing to manage, which then included approximately 1,500 living units, were closed and are being evaluated and repositioned;
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
Pursuant to these changes, we and Five Star entered into an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that Five Star is continuing to manage. In addition, AlerisLife delivered to us a related amended and restated guaranty agreement pursuant to which AlerisLife is continuing to guarantee the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements.
Pursuant to the Master Management Agreement, Five Star receives a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities. Commencing with the calendar year 2021, Five Star may receive an annual incentive fee equal to 15% of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year. The target EBITDA for those communities on a combined basis is increased annually based on the greater of the annual increase of the consumer price index, or CPI, or 2%, plus 6% of any capital investments funded at the managed communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%. Any senior living communities that are undergoing a major renovation or repositioning are excluded from the calculation of the incentive fee.
The Master Management Agreement expires in 2036, subject to Five Star's right to extend for two consecutive five year terms if Five Star achieves certain performance targets for the combined managed communities portfolio, unless earlier terminated. Pursuant to the Master Management Agreement, beginning in 2025, we have the right to terminate up to 10% of the senior living communities that Five Star is continuing to manage, based on total revenues per year for failure to meet 80% of a target EBITDA for the applicable period. Pursuant to a guaranty agreement dated as of January 1, 2020, and subsequently amended and restated on June 9, 2021, made by AlerisLife in favor of our applicable subsidiaries, AlerisLife has guaranteed the payment and performance of each of its applicable subsidiary's obligations under the Master Management Agreement.
On April 1, 2019, we concluded that the 2020 Restructuring Transaction constituted a reconsideration event requiring us to assess whether we held a controlling financial interest in AlerisLife. As a result of this assessment, we determined that AlerisLife was a VIE effective as of the date of the Transaction Agreement. We determined not to consolidate AlerisLife in our consolidated financial statements, as we do not have the power to direct the activities of AlerisLife that most significantly impact AlerisLife's economic performance and therefore are not the primary beneficiary of AlerisLife. Effective January 1, 2020, we determined that AlerisLife is not a VIE and we will account for our equity investment in AlerisLife using the equity method of accounting because we are deemed to exert significant influence, but not control, over AlerisLife's most significant activities. We have elected to use the fair value option to account for our investment in AlerisLife.
As of December 31, 2021, we had transitioned 107 of the 108 senior living communities, containing 7,340 living units, from Five Star to new third party managers. The remaining senior living community was closed and we are assessing opportunities to redevelop that property. We lease nearly all of our senior living communities, including those managed by Five Star and by the new third party managers, to our TRSs. We incurred and expect to continue to incur costs related to retention and other transition costs for the 107 transitioned communities. For the year ended December 31, 2021, we recorded $17,363 of these costs, of which $13,311 represent expenses reimbursed to Five Star, to acquisition and certain other transaction related costs in our consolidated statements of comprehensive income (loss).
The terms of the management agreements with the new third party managers are generally as follows: the new third party managers will receive a management fee equal to 5% to 6% of the gross revenues realized at the applicable senior living communities plus reimbursement for direct costs and expenses related to such communities. These agreements generally also provide for the new third party managers to earn a minimum base fee for a portion of the term of the agreement. Additionally, the new third party managers have the ability to earn incentive fees equal to 15% to 25% of the amount by which EBITDA of the applicable communities exceeds the target EBITDA for the applicable communities. The new third party managers can also earn a construction supervision fee ranging between 3% and 5% of construction costs.

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
Under our previously existing leases with Five Star, Five Star paid us annual rent plus percentage rent equal to 4.0% of the increase in gross revenues at certain of our senior living communities over base year gross revenues as specified in the applicable leases. Pursuant to the Transaction Agreement, commencing February 1, 2019, no percentage rent was payable to us by Five Star and annual rent payable to us by Five Star was adjusted as noted above. We previously determined percentage rent due under these leases annually and recognized it when all contingencies were met, which was typically at year end. We recognized total rental income from Five Star of $137,898 (including percentage rent of $538) for the year ended December 31, 2019.
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
As of December 31, 2019, Five Star was our most significant tenant. The following is a summary of the assets leased to and revenues earned from Five Star as a tenant as of and for the year ended December 31, 2019 compared to all our other assets and revenues from all sources:

	As of December 31, 2019
	Gross Book Value of Real Estate Assets (1)	% of Total
Five Star (2)	$2,286,951	27.2%
All others (3)	6,133,672	72.8%
	$8,420,623	100.0%
(1)    Represents the gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations, less impairment write downs, if any. Five Star also managed some of our managed senior living communities as of December 31, 2019. The gross book value of real estate assets of $1,920,070 as of December 31, 2019 for those managed senior living communities is included in the "All others" category.
(2)    Includes gross book value of real estate assets of $50,951 classified as held for sale in our consolidated balance sheet as of December 31, 2019.
(3)    Includes gross book value of real estate assets of $213,416 classified as held for sale in our consolidated balance sheet as of December 31, 2019.

	Year Ended
	December 31, 2019
	Total Revenues(1)	% of Total
Five Star	$137,898	13.3%
All others	902,257	86.7%
	$1,040,155	100.0%
(1)    Five Star also managed some of our managed senior living communities as of December 31, 2019. Our revenues of $433,597 for the year ended December 31, 2019, from those communities are included in the “All others” category.
Our Senior Living Communities Managed by Five Star. Five Star managed 120, 235 and 78 senior living communities for our account as of December 31, 2021, 2020 and 2019, respectively. We lease our senior living communities that are managed by Five Star to our TRSs, and Five Star manages these communities pursuant to long term management agreements. As described above, pursuant to the Transaction Agreement, effective January 1, 2020, we replaced our long term management and pooling agreements with Five Star with new management agreements and a related omnibus agreement, which agreements were subsequently replaced in June 2021 with the Master Management Agreement, the terms of which are described above.
We incurred management fees payable to Five Star of $47,479, $62,880 and $15,327 for the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021 and 2020, $43,864 and $60,413, respectively, of the total management fees were expensed to property operating expenses in our consolidated statements of comprehensive income (loss) and $3,615 and $2,467, respectively, were capitalized in our consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.
In addition to providing management services to us, Five Star also provides certain other services to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for those rehabilitation services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees of $11,233, $25,687 and $5,920 for the years ended December 31, 2021, 2020 and 2019, respectively, with respect to rehabilitation services Five Star provided at senior living communities that are payable by us. These amounts are included in property operating expenses in our consolidated statements of comprehensive income (loss).
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
Since January 1, 2020, we sold certain senior living communities that were then managed by Five Star. We and Five Star terminated our management agreements for these senior living communities in connection with these sales. See Note 3 for further information regarding these sales. During 2021, we transitioned 107 senior living communities from Five Star to new third party managers and we closed one senior living community that was previously managed by Five Star.
We lease to Five Star space at certain of our senior living communities, which it uses to provide certain outpatient rehabilitation and wellness services. We recorded $1,591 and $1,561 for the years ended December 31, 2021 and 2020, respectively, with respect to these leases.

The following table presents residents fees and services revenue from our managed senior living communities disaggregated by the type of contract and payer:

	Year Ended December 31,
Revenue from contracts with customers:	2021	2020	2019
Basic housing and support services	$750,644	$856,687	$353,699
Medicare and Medicaid programs	98,273	173,878	31,324
Private pay and other third party payer SNF services	125,706	174,246	48,574
Total residents fees and services	$974,623	$1,204,811	$433,597
Note 7. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our medical office and life science properties and major renovation or repositioning activities at our senior living communities that we may request RMR LLC to manage from time to time. We also have a subsidiary level management agreement with RMR LLC related to the life science property located in Boston, Massachusetts, which we entered in connection with the joint venture arrangement for that life science property. Under that agreement, our subsidiary pays RMR LLC certain management fees directly, which fees are credited against the business management fees payable by us to RMR LLC. On December 23, 2021, we sold a 35% equity interest in that joint venture to another third party global institutional investor. As a result of that sale, our equity interest in the joint venture was reduced to 20% and the joint venture then ceased to be a subsidiary of ours. Accordingly, we will no longer consolidate this joint venture and fees payable by the joint venture to RMR LLC will no longer be credited against the fees we pay to RMR LLC. See Note 3 for further information regarding this sale and Note 8 for further information regarding our relationship, agreements and transactions with RMR LLC.
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
The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves.
•Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:
•An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12.0% of the product of:

◦our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and
◦the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. Effective August 1, 2021, we and RMR LLC amended our business management agreement to replace the benchmark index used in the calculation of incentive management fees. Pursuant to the amendment, for periods beginning on and after August 1, 2021, the MSCI U.S. REIT/Health Care REIT Index replaced the discontinued SNL U.S. REIT Healthcare Index and will be used to calculate benchmark returns per share for purposes of determining any incentive management fee payable by us to RMR LLC. For periods prior to August 1, 2021, the SNL U.S. REIT Healthcare Index continued to be used. Accordingly, the calculation of incentive management fees for the next two measurement periods will continue to use the SNL U.S. REIT Healthcare Index in calculating the benchmark returns for periods through July 31, 2021. This change of index was due to S&P Global ceasing to publish the SNL U.S. REIT Healthcare Index.
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
◦If our total return per share exceeds 12.0% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the applicable market index for such measurement period and 12.0% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the applicable market index in any year, by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the applicable market index in any year, determined on a cumulative basis (i.e., between 200 basis points and 500 basis point per year multiplied by the number of years in the measurement period and below the applicable market index).
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $23,378, $20,629 and $27,399 for the years ended December 31, 2021, 2020 and 2019, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized for the years ended December 31, 2021, 2020 and 2019 reflect a reduction of $2,974, for each of those years for the amortization of the liability we recorded in connection with, our former investment in RMR Inc., as further described in Note 8.
Pursuant to our business management agreement with RMR LLC, in January 2019, we paid RMR LLC an incentive management fee of $40,642 for the year ended December 31, 2018. We did not recognize an incentive management fee payable to RMR LLC for the years ended December 31, 2021, 2020 or 2019.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs. In connection with our entry into the Master Management Agreement, on June 9, 2021, we and RMR LLC amended our property management agreement to, among other things, provide for RMR LLC's oversight of any major capital projects and repositionings at our senior living communities, including our senior living communities which Five Star is continuing to manage, and that RMR LLC will receive the same fee previously paid to Five Star for such services, which is equal to 3.0% of the cost of any such major capital project or repositioning.
We recognized aggregate net property management and construction supervision fees of $12,504, $13,802 and $13,141 for the years ended December 31, 2021, 2020 and 2019, respectively. The net property management and construction supervision fees we recognized for the years ended December 31, 2021, 2020 and 2019 reflect a reduction of $797 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 8. For the years ended December 31, 2021, 2020 and 2019, $9,684, $10,084 and $10,705, respectively, of property management fees were expensed to property operating expenses in our consolidated statements of comprehensive income (loss) and $2,820, $3,718 and $2,436, respectively, were capitalized as building improvements in our consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.
Expense Reimbursement. We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC's costs for providing our internal audit function, or as otherwise agreed. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $13,161, $13,805 and $13,373 for these costs and expenses for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our consolidated statements of comprehensive income (loss) for these periods.
Term. Our management agreements with RMR LLC have terms that end on December 31, 2041, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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
Note 8. Related Person Transactions
We have relationships and historical and continuing transactions with AlerisLife (including Five Star), RMR LLC, RMR Inc. and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR LLC. The Chair of our Board and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc., is a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and the chair of the board and a managing director of AlerisLife. Jennifer F. Francis, our other Managing Trustee and our President and Chief Executive Officer, and our Chief Financial Officer and Treasurer are also employees and officers of RMR LLC. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR LLC, an officer of ABP Trust and a managing director and secretary of AlerisLife. Certain of AlerisLife's officers are officers and employees of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the board and as a managing director or managing trustee of these companies. Other officers of RMR LLC, including Ms. Clark and certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
AlerisLife. We are currently AlerisLife's largest stockholder. As of December 31, 2021, we owned 10,691,658 of AlerisLife's common shares, or approximately 32.7% of AlerisLife's outstanding common shares. As of December 31, 2019, Five Star was our largest tenant and the manager of our managed senior living communities. Five Star manages certain of the senior living communities we own pursuant to the Master Management Agreement. RMR LLC provides management services to both us and Five Star. Five Star participates in our property insurance program for the senior living communities Five Star owns and leases. The premiums Five Star pays for this coverage are allocated pursuant to a formula based on the profiles of the properties included in the program. See Note 6 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star), and Note 10 for further information regarding our investment in AlerisLife.
As of December 31, 2021, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., together with ABP Trust, owned approximately 6.2% of AlerisLife's outstanding common shares.
In order to effect our distribution of AlerisLife common shares to our shareholders in 2001 and to govern our relations with AlerisLife (including Five Star), thereafter, AlerisLife (including Five Star) entered agreements with us and others, including RMR LLC. Since then, we have entered various leases, management agreements and other agreements with AlerisLife (including Five Star) that include provisions that confirm and modify these undertakings. Among other things, these agreements provide that:
•so long as we remain a REIT, AlerisLife may not waive the share ownership restrictions in its charter that prohibit any person or group from acquiring more than 9.8% (in value or number of shares, whichever is more restrictive) of the outstanding shares of any class of AlerisLife stock without our consent;
•so long as Five Star is our tenant or manager, AlerisLife will not permit nor take any action that, in our reasonable judgment, might jeopardize our qualification for taxation as a REIT;

•we have the right to terminate our management agreements with Five Star upon the acquisition by a person or group of more than 9.8% of AlerisLife's voting stock or other change in control events, as defined therein affecting AlerisLife, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to AlerisLife's board of directors of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of AlerisLife's directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual; and
•so long as Five Star is our tenant or manager or has a business management agreement with RMR LLC, AlerisLife will not acquire or finance any real estate of a type then owned or financed by us or any other company managed by RMR LLC without first giving us or such company managed by RMR LLC, as applicable, the opportunity to acquire or finance that real estate.
See Note 6 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star).
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our medical office and life science properties and major renovation or repositioning activities at our senior living communities that we may request RMR LLC to manage from time to time. See Note 7 for further information regarding our management agreements with RMR LLC.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC's property management offices. We recognized rental income from RMR LLC for leased office space of $190, $163 and $256 for the years ended December 31, 2021, 2020 and 2019, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.
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
AIC. Until its dissolution on February 13, 2020, we, ABP Trust, AlerisLife and four other companies to which RMR LLC provides management services owned AIC in equal portions. We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC until June 30, 2019. We also had a one year standalone insurance policy that provided coverage for one of our life science properties located in Boston, Massachusetts that is owned in a joint venture, which we obtained as a part of this insurance program. We (including our then consolidated joint venture) paid aggregate annual premiums, including taxes and fees, of $4,413 in connection with this insurance program for the policy year ended June 30, 2019.
In connection with AIC's dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 from AIC in December 2019, an additional liquidating distribution of approximately $287 in June 2020 and a final liquidating distribution of $11 in December 2021. As of December 31, 2020 and 2019, our investment in AIC had a carrying value of $11 and $298, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $400 related to our investment in AIC for the year ended December 31, 2019. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income (loss). Our other comprehensive income includes our proportionate part of unrealized gains on securities which were owned and held for sale by AIC of $91 related to our investment in AIC for the year ended December 31, 2019.

Note 9. Indebtedness
At December 31, 2021 and 2020, our outstanding indebtedness consisted of the following:

		Principal Balance as of December 31,
Floating Rate Debt (1)	Maturity	2021	2020
Revolving credit facility (2)	January 2023	$800,000	$—
Term loan	September 2022	—	200,000
Total floating rate debt		$800,000	$200,000
(1)As of December 31, 2021 and 2020, the unamortized net debt issuance costs on certain of these debts were $0 and $951, respectively.
(2)Outstanding borrowings under our revolving credit facility. In February 2022, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2024.

			December 31, 2021		December 31, 2020
Senior Unsecured Notes (1)	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior unsecured notes	6.750%	December 2021	$—	$—	$300,000	$490
Senior unsecured notes	4.750%	May 2024	250,000	184	250,000	263
Senior unsecured notes	9.750%	June 2025	1,000,000	—	1,000,000	—
Senior unsecured notes	4.750%	February 2028	500,000	5,169	500,000	6,013
Senior unsecured notes	4.375%	March 2031	500,000	—	—	—
Senior unsecured notes	5.625%	August 2042	350,000	—	350,000	—
Senior unsecured notes	6.250%	February 2046	250,000	—	250,000	—
Total senior unsecured notes			$2,850,000	$5,353	$2,650,000	$6,766
(1)As of December 31, 2021 and 2020, the unamortized net debt issuance costs on certain of these notes were $37,836 and $35,045, respectively.

	Principal Balance as of December 31,				Number of Properties as Collateral	Net Book Value of Collateral as of December 31,

Secured and Other Debt	2021 (1)	2020 (1)	Interest Rate	Maturity	At December 31, 2021	2021	2020
Mortgage note	$11,120	$11,838	6.28%	July 2022	1	$23,525	$23,500
Mortgage note	10,479	10,724	4.85%	October 2022	1	19,211	19,675
Mortgage note	15,456	15,805	5.75%	October 2022	2	19,099	19,180
Mortgage note	15,204	15,646	6.64%	June 2023	1	24,593	23,023
Mortgage notes (2)	—	620,000	3.53%	August 2026	—	—	705,096
Mortgage note	10,240	10,470	4.44%	July 2043	1	13,387	13,582
Finance Leases	6,636	7,811	7.70%	April 2026	2	18,527	18,097
Total secured	$69,135	$692,294			8	$118,342	$822,153
(1)The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts. As of December 31, 2021 and 2020, the unamortized net premiums and debt issuance costs on certain of these mortgages were $(578) and $721, respectively.
(2)The property encumbered by these mortgages is located in Boston, Massachusetts and was contributed in the first quarter of 2017 to a joint venture, which we deconsolidated in December 2021 and in which we currently own a 20% equity interest. As of December 31, 2020, this property was consolidated into our financial statements. See Note 3 for further information regarding this joint venture.
As of December 31, 2021, we had a $800,000 revolving credit facility that was available for general business purposes. As of December 31, 2021, the maturity date of our revolving credit facility was January 2023. In February 2022, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2024. Our revolving credit facility generally provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2021, our revolving credit facility required interest to be paid on borrowings at the annual rate of 2.9%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility.
The weighted average annual interest rates for borrowings under our revolving credit facility were 2.9%, 2.2% and 3.4% for the years ended December 31, 2021, 2020 and 2019, respectively. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. On March 31, 2021, we borrowed $800,000 under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. As of December 31, 2021 and February 21, 2022, we were fully drawn under our revolving credit facility.
In January 2021, we and our lenders amended our credit agreement and the agreement governing our previously existing $200,000 term loan in order to provide us with certain flexibility in light of continued uncertainties related to the COVID-19 pandemic. Pursuant to the amendments:
•certain of the financial covenants under our credit agreement and the agreement governing our previously existing $200,000 term loan, including covenants that require us to maintain certain financial ratios, have been waived through June 2022, or the Amendment Period;
•the revolving credit facility commitments have been reduced from $1,000,000 to $800,000, and as a result of the reduction in commitments, we recorded a loss on early extinguishment of debt of $563 for the year ended December 31, 2021;
•we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit agreement and the agreement governing our previously existing $200,000 term loan and agreed to provide, and as of December 2021 had provided, first mortgage liens on 61 medical office and life science properties with an aggregate gross book value of real estate assets of $992,493 as of December 31, 2021 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things;
•we had the ability to fund $250,000 of capital expenditures per year, which increased to $350,000 per year following the repayment of our $200,000 term loan in February 2021, and are restricted in our ability to acquire real property as defined in our credit agreement;
•the interest rate premium over LIBOR under our revolving credit facility and our previously existing $200,000 term loan increased by 30 basis points;
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
In February 2022, we and our lenders further amended our credit agreement. Pursuant to the amendment:
•the waiver of the fixed charge coverage ratio covenant included in our credit agreement has been extended through December 31, 2022;
•the revolving credit facility commitments have been reduced from $800,000 to $700,000 following our repayment of $100,000;
•we have the ability to fund $400,000 of capital expenditures per year and we are restricted in our ability to acquire real property as defined in our credit agreement;

•the interest rate premium under our revolving credit facility increased by 15 basis points; and
•certain covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions), and the minimum liquidity requirement of $200,000 will remain in place during the Amendment Period.
Also in February 2022, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2024. Pursuant to our credit agreement, the borrowing capacity under our revolving credit facility will be reduced to $586,373 as of January 2023 and as such, further repayment of our revolving credit facility may be required.
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
In February 2021, we issued $500,000 aggregate principal amount of our 4.375% senior notes due 2031 in an underwritten public offering raising net proceeds of $491,357, after deducting estimated offering expenses and underwriters' discounts. These notes are guaranteed by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement and require semi-annual interest payments through maturity. We used the net proceeds from this offering to prepay in full in February 2021 our $200,000 term loan which was scheduled to mature in September 2022. The weighted average interest rate under our $200,000 term loan was 2.9% for the period from January 1, 2021 to February 7, 2021 and 2.7% and 3.7% for the years ended December 31, 2020 and 2019, respectively. As a result of the prepayment of our $200,000 term loan, we recorded a loss on early extinguishment of debt of $1,477 for the year ended December 31, 2021. In June 2021, we used the remaining net proceeds from this offering and cash on hand to redeem all of our outstanding 6.75% senior notes due 2021 for a redemption price equal to the principal amount of $300,000 plus accrued and unpaid interest of $10,125, when these notes became redeemable with no prepayment premium. In connection with this redemption, we recorded a loss on early extinguishment of debt of $370 for the year ended December 31, 2021.
Interest on our senior unsecured notes are payable either semi-annually or quarterly in arrears; however, no principal repayments are due until maturity. Required monthly payments on our mortgages include principal and interest. Payments under our finance leases are due monthly. We include amortization of finance lease assets in depreciation and amortization expense.
Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our credit agreement restricts our ability to make distributions under certain circumstances. As of December 31, 2021, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are currently unable to incur additional debt because this ratio is below 1.5x on a pro forma basis. We believe we were in compliance with the remaining terms and conditions of the respective covenants under our credit agreement and our senior unsecured notes indentures and their supplements at December 31, 2021. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic may cause increased pressure on our ability to satisfy financial and other covenants. Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants.
Required principal payments on our outstanding debt as of December 31, 2021, are as follows:

Year	Principal Payment
2022	$39,067
2023	816,413
2024	251,834
2025	1,002,001
2026	904
Thereafter	1,608,916	(1)

(1) The carrying value of our total debt outstanding as of December 31, 2021, including unamortized debt issuance costs, premiums and discounts was $3,676,524.
Note 10. Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at December 31, 2021 and 2020, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of December 31, 2021		As of December 31, 2020
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Recurring Fair Value Measurement Assets:
Investment in AlerisLife (Level 1) (1)	$31,540	$31,540	$73,772	$73,772
Investment in unconsolidated joint venture (Level 3) (2)	$215,127	$215,127	$—	$—
(1)Our 10,691,658 shares of common stock of AlerisLife are included in investments in equity securities in our consolidated balance sheets, and are reported at fair value, which is based upon quoted market prices on Nasdaq (Level 1 inputs). During the years ended December 31, 2021 and 2020, we recorded an unrealized loss of $42,232 and an unrealized gain of $34,106, respectively, which are included in gains and losses on equity securities, net in our consolidated statements of comprehensive income (loss), to adjust the carrying value of our investment in AlerisLife common shares to their fair value. See Notes 2 and 8 for further information about our investment in AlerisLife.
(2)We own a 20% equity interest in a joint venture that owns a life science property located in Boston, Massachusetts and is included in investment in unconsolidated joint venture in our consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value are a discount rate of 5.58%, an exit capitalization rate of 5.25% and a holding period of approximately 10 years and market rents. The assumptions are based on the location, type and nature of the property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Note 3 for further information regarding this joint venture.
In addition to the assets described in the table above, our financial instruments at December 31, 2021 and December 31, 2020 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, our previously existing $200,000 term loan, senior unsecured notes, secured debt and finance leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our consolidated financial statements as of such dates, except as follows:

	As of December 31, 2021		As of December 31, 2020
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 6.750% coupon rate, due 2021	$—	$—	$299,273	$303,891
Senior unsecured notes, 4.750% coupon rate, due 2024	249,348	257,695	249,068	256,258
Senior unsecured notes, 9.750% coupon rate, due 2025	987,903	1,081,990	984,359	1,135,800
Senior unsecured notes, 4.750% coupon rate, due 2028	492,199	491,480	490,925	502,648
Senior unsecured notes, 4.375% coupon rate, due 2031	492,127	480,763	—	—
Senior unsecured notes, 5.625% coupon rate, due 2042	342,183	309,260	341,802	330,120
Senior unsecured notes, 6.250% coupon rate, due 2046	243,051	226,500	242,762	245,000
Secured debts (2)	69,713	71,963	691,573	716,185
	$2,876,524	$2,919,651	$3,299,762	$3,489,902
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
We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 input) as of December 31, 2021. We estimated the fair values of our four issuances of senior unsecured notes due 2024, 2025, 2028 and 2031 using an average of the bid and ask price on Nasdaq on or about December 31, 2021 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

Note 11. Noncontrolling Interest
In March 2017, we entered into a joint venture arrangement with an institutional investor for one of our life science properties located in Boston, Massachusetts. The investor owned a 45% equity interest in the joint venture, and we owned the remaining 55% equity interest in the joint venture. We determined that, while we owned a 55% equity interest in this joint venture, this joint venture was a VIE and that we controlled the activities that most significantly impacted the economic performance of this entity; we therefore consolidated this property in our financial statements until we sold an additional 35% equity interest in the joint venture in December 2021 to another third party global institutional investor. After giving effect to the sale, we continue to own a 20% equity interest in this joint venture, but have determined that we are no longer the primary beneficiary. Effective as of the date of the sale, we deconsolidated this joint venture and we now account for this joint venture using the equity method of accounting under the fair value option. The portion of the joint venture's net income and comprehensive income not attributable to us, or $5,411, $5,146 and $5,356 for the years ended December 31, 2021, 2020 and 2019, respectively, is reported as a noncontrolling interest in our consolidated statements of comprehensive income (loss). The joint venture made aggregate cash distributions to the other joint venture investor of $22,348, $22,292 and $21,583 for the years ended December 31, 2021, 2020 and 2019, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our consolidated balance sheets.
Note 12. Segment Reporting
In connection with the 2020 Restructuring Transaction, we determined to redefine our reportable segments to better reflect our current operating environment. As of December 31, 2021, we operate in, and report financial information for, the following two segments: Office Portfolio and SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and in some instances care and other services for residents where we pay fees to managers to operate the communities. In addition, prior to January 1, 2020, our SHOP segment included triple net leased senior living communities that provided short term and long term residential living and in some instances care and other services for residents and from which we received rents from Five Star. Pursuant to the 2020 Restructuring Transaction, effective January 1, 2020, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with new management agreements and a related omnibus agreement, which agreements were later replaced in June 2021. Prior periods have been recast to reflect these reportable segments for all periods presented.
We also report “non-segment” operations, which consists of triple net leased senior living communities, that are leased to third party operators from which we receive rents, and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

	For the Year Ended December 31, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$367,597	$—	$40,992	$408,589
Residents fees and services	—	974,623	—	974,623
Total revenues	367,597	974,623	40,992	1,383,212

Expenses:
Property operating expenses	127,313	964,499	—	1,091,812
Depreciation and amortization	127,632	132,044	11,455	271,131
General and administrative	—	—	34,087	34,087
Acquisition and certain other transaction related costs	—	—	17,506	17,506
Impairment of assets	—	(174)	—	(174)
Total expenses	254,945	1,096,369	63,048	1,414,362

Gain on sale of properties	492,072	200	—	492,272
Losses on equity securities, net	—	—	(42,232)	(42,232)
Interest and other income	—	19,554	1,081	20,635
Interest expense	(23,477)	(2,089)	(230,193)	(255,759)
Loss on early extinguishment of debt	—	—	(2,410)	(2,410)
Income (loss) from continuing operations before income tax expense	581,247	(104,081)	(295,810)	181,356
Income tax expense	—	—	(1,430)	(1,430)
Net income (loss)	581,247	(104,081)	(297,240)	179,926
Net income attributable to noncontrolling interest	(5,411)	—	—	(5,411)
Net income (loss) attributable to common shareholders	$575,836	$(104,081)	$(297,240)	$174,515

	As of December 31, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$2,282,652	$2,995,819	$1,345,043	$6,623,514

	For the Year Ended December 31, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$383,365	$—	$43,850	$427,215
Residents fees and services	—	1,204,811	—	1,204,811
Total revenues	383,365	1,204,811	43,850	1,632,026

Expenses:
Property operating expenses	129,756	1,106,601	—	1,236,357
Depreciation and amortization	129,321	129,124	11,702	270,147
General and administrative	—	—	30,593	30,593
Acquisition and certain other transaction related costs	—	—	814	814
Impairment of assets	8,558	98,414	—	106,972
Total expenses	267,635	1,334,139	43,109	1,644,883

Gain (loss) on sale of properties	2,597	(627)	4,517	6,487
Gains on equity securities, net	—	—	34,106	34,106
Interest and other income	—	17,485	736	18,221
Interest expense	(24,188)	(2,223)	(175,072)	(201,483)
Gain on lease termination	—	—	22,896	22,896
Loss on early extinguishment of debt	(401)	—	(26)	(427)
Income (loss) from continuing operations before income tax expense	93,738	(114,693)	(112,102)	(133,057)
Income tax expense	—	—	(1,250)	(1,250)
Net income (loss)	93,738	(114,693)	(113,352)	(134,307)
Net income attributable to noncontrolling interest	(5,146)	—	—	(5,146)
Net income (loss) attributable to common shareholders	$88,592	$(114,693)	$(113,352)	$(139,453)

	As of December 31, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,092,289	$2,912,570	$471,565	$6,476,424

	For the Year Ended December 31, 2019
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$405,016	$137,898	$63,644	$606,558
Residents fees and services	—	433,597	—	433,597
Total revenues	405,016	571,495	63,644	1,040,155

Expenses:
Property operating expenses	132,348	356,722	—	489,070
Depreciation and amortization	137,611	132,637	18,777	289,025
General and administrative	—	—	37,028	37,028
Acquisition and certain other transaction related costs	—	—	13,102	13,102
Impairment of assets	43,035	65,822	6,344	115,201
Total expenses	312,994	555,181	75,251	943,426

Gain on sale of properties	6,617	15,207	17,872	39,696
Dividend income	—	—	1,846	1,846
Losses on equity securities, net	—	—	(41,898)	(41,898)
Interest and other income	—	—	941	941
Interest expense	(24,399)	(3,058)	(152,655)	(180,112)
Loss on early extinguishment of debt	—	(17)	(27)	(44)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	74,240	28,446	(185,528)	(82,842)
Income tax expense	—	—	(436)	(436)
Equity in earnings of an investee	—	—	400	400
Net income (loss)	74,240	28,446	(185,564)	(82,878)
Net income attributable to noncontrolling interest	(5,356)	—	—	(5,356)
Net income (loss) attributable to common shareholders	$68,884	$28,446	$(185,564)	$(88,234)

	As of December 31, 2019
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,165,577	$3,044,989	$443,260	$6,653,826

Note 13. Income Taxes
Our provision for income taxes consists of the following:

	For the Year Ended December 31,
	2021	2020	2019
Current:
Federal	$200	$—	$—
State	1,230	1,250	436
	1,430	1,250	436
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax provision	$1,430	$1,250	$436

A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nontaxable income	(21.0)%	(21.0)%	(21.0)%
Federal excise tax	0.1%	—%	—%
State and local income taxes, net of federal tax benefit	0.8%	(1.3)%	0.5%
Effective tax rate	0.9%	(1.3)%	0.5%
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

	For the Year Ended December 31,
	2021	2020
Deferred tax assets:
Deferred income	$2,132	$3,252

Fair market value adjustment	1,577	10,856
Other	784	758
Tax loss carryforwards	25,829	28,358
	30,322	43,224
Valuation allowance	(30,322)	(43,224)
	—	—
Net deferred income taxes	$—	$—
Because of our TRSs' history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2021 and 2020. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss). As of December 31, 2021, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $103,682, which do not expire. As of December 31, 2021, we, excluding our subsidiaries, had net operating loss carry forwards for federal income tax purposes of approximately $141,160, which do not expire. In the normal course of business, income tax authorities in various income tax jurisdictions conduct routine audits of our income tax returns filed in prior years. Income tax years subsequent to 2016 may be open to examination in some of the income tax jurisdictions in which we operate.
Note 14. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2021	2020	2019
Weighted average common shares for basic earnings per share	237,967	237,739	237,604
Effect of dilutive securities: restricted share awards	—	—	—
Weighted average common shares for diluted earnings per share (1)	237,967	237,739	237,604
(1) For the years ended December 31, 2021, 2020 and 2019, 60, 223 and 36, respectively, of our unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2021
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
2184 Parkway Lake Drive	Birmingham	AL	$—	$580	$5,980	$2,576	$—	$—	$580	$8,556	$9,136	$2,597	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	—	600	7,574	2,333	—	(83)	1,559	8,865	10,424	2,905	8/1/2008	2000
2021 Dahlke Drive NE	Cullman	AL	—	287	3,415	853	—	(301)	287	3,967	4,254	1,516	11/19/2004	1998
101 Tulip Lane	Dothan	AL	—	3,543	14,619	608	—	—	3,543	15,227	18,770	2,111	12/27/2017	2000
49 Hughes Road	Madison	AL	—	334	3,981	1,225	—	(243)	334	4,963	5,297	1,900	11/19/2004	1998
200 Terrace Lane	Priceville	AL	—	1,300	9,447	843	—	(110)	1,365	10,115	11,480	2,791	2/1/2012	2006
413 Cox Boulevard	Sheffield	AL	—	394	4,684	942	—	(294)	394	5,332	5,726	2,109	11/19/2004	1998
2435 Columbiana Road	Vestavia Hills	AL	—	843	23,472	2,722	—	—	902	26,135	27,037	5,477	7/12/2016	1991
4461 N Crossover Road	Fayetteville	AR	—	733	10,432	293	—	—	733	10,725	11,458	2,037	5/1/2015	2011
4210 S Caraway Road	Jonesboro	AR	—	653	9,515	370	—	—	653	9,885	10,538	1,871	5/1/2015	2008
672 Jones Road	Springdale	AR	—	572	9,364	1,193	—	—	572	10,557	11,129	1,948	5/1/2015	2007
13840 North Desert Harbor Drive	Peoria	AZ	—	2,687	15,843	8,569	—	(2,252)	2,693	22,154	24,847	9,634	1/11/2002	1990
11209 N. Tatum Boulevard	Phoenix	AZ	—	1,380	6,349	4,757	—	(303)	1,573	10,610	12,183	2,945	9/30/2011	1987
2444 West Las Palmaritas Drive	Phoenix	AZ	—	3,820	6,669	2,979	—	—	3,831	9,637	13,468	2,018	12/22/2010	1982
4121 East Cotton Center	Phoenix	AZ	—	5,166	12,724	541	—	—	5,205	13,226	18,431	2,292	1/29/2015	2000
3850 North US Hwy 89 (5)	Prescott	AZ	15,204	2,017	17,513	7,786	—	—	2,017	25,299	27,316	2,723	2/1/2018	1986
6001 East Thomas Road	Scottsdale	AZ	—	941	8,807	5,373	—	(367)	946	13,808	14,754	7,738	9/1/2012	1990
7090 East Mescal Street	Scottsdale	AZ	—	2,315	13,650	12,755	—	(2,094)	2,349	24,277	26,626	9,498	1/11/2002	1984
17225 North Boswell Boulevard	Sun City	AZ	—	1,189	10,569	3,218	—	(517)	1,189	13,270	14,459	7,971	9/1/2012	1990
14001 W. Meeker Boulevard	Sun City West	AZ	—	395	3,307	—	—	(192)	395	3,115	3,510	1,469	2/28/2003	1998
1415 West 3rd Street	Tempe	AZ	—	2,186	13,446	3,721	—	—	4,896	14,457	19,353	2,405	1/29/2015	1981
2500 North Rosemont Boulevard	Tucson	AZ	—	4,429	26,119	8,041	—	(3,141)	4,576	30,872	35,448	14,140	1/11/2002	1989
710 North Euclid	Anaheim	CA	—	2,850	6,964	2,215	(1,350)	(2,405)	2,518	5,756	8,274	449	7/9/2008	1992
5000 Marina Boulevard	Brisbane	CA	—	7,957	13,430	745	—	—	7,957	14,175	22,132	1,547	11/14/2017	2000
5770 Armada Drive (5)	Carlsbad	CA	10,479	3,875	18,543	—	—	—	3,875	18,543	22,418	3,207	1/29/2015	1997
1350 South El Camino Real	Encinitas	CA	—	1,510	18,042	2,372	—	(53)	1,517	20,354	21,871	6,455	3/31/2008	1999
47201 Lakeview Boulevard	Fremont	CA	—	3,200	10,177	36	—	—	3,200	10,213	13,413	2,626	9/30/2011	1990
47211/47215 Lakeview Boulevard	Fremont	CA	—	3,750	12,656	3,732	—	—	3,750	16,388	20,138	3,265	9/30/2011	1985
47900 Bayside Parkway	Fremont	CA	—	4,580	10,370	2,203	—	—	4,580	12,573	17,153	2,901	9/30/2011	1991
577 South Peach Street	Fresno	CA	—	738	2,577	4,175	—	(211)	738	6,541	7,279	2,758	12/28/1990	1963
6075 North Marks Avenue	Fresno	CA	—	880	12,751	938	—	—	889	13,680	14,569	4,546	3/31/2008	1996
8631 West 3rd Street	Los Angeles	CA	—	24,640	88,277	18,122	—	(908)	25,391	104,740	130,131	28,026	11/22/2010	1979
8635 West 3rd Street	Los Angeles	CA	—	24,640	90,352	15,367	—	(764)	25,331	104,264	129,595	28,178	11/22/2010	1979

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2021
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1319 Brookside Avenue	Redlands	CA	—	1,770	9,982	1,361	—	—	1,770	11,343	13,113	3,640	3/31/2008	1999
110 Sterling Court	Roseville	CA	—	1,620	10,262	2,245	—	—	1,620	12,507	14,127	3,905	3/31/2008	1998
16925 & 16916 Hierba Drive	San Diego	CA	—	9,142	53,904	20,060	—	(6,938)	9,180	66,988	76,168	29,785	1/11/2002	1987
3030 Science Park	San Diego	CA	—	2,466	46,473	29,559	—	—	2,466	76,032	78,498	15,054	8/6/2009	1986
3040 Science Park	San Diego	CA	—	1,225	23,077	22,654	—	—	1,225	45,731	46,956	7,593	8/6/2009	1986
3050 Science Park	San Diego	CA	—	1,508	28,753	24,549	—	—	1,508	53,302	54,810	9,303	8/6/2009	1986
2904 Orchard Parkway	San Jose	CA	—	10,788	8,890	2,621	—	—	10,804	11,495	22,299	1,860	1/25/2018	1979
3530 Deer Park Drive	Stockton	CA	—	670	14,419	2,079	—	—	682	16,486	17,168	5,299	3/31/2008	1999
877 East March Lane	Stockton	CA	—	1,176	11,171	6,892	—	(1,885)	1,411	15,943	17,354	6,648	9/30/2003	1988
28515 Westinghouse Place	Valencia	CA	—	$4,669	41,440	20	—	—	4,689	41,440	46,129	7,169	1/29/2015	2008
1866 San Miguel Drive	Walnut Creek	CA	—	$2,010	9,290	5,415	—	(930)	3,417	12,368	15,785	3,178	12/1/2011	1996
1950 South Dayton Street	Aurora	CO	—	$3,062	46,195	3,601	—	—	3,120	49,738	52,858	9,725	5/1/2015	1987
515 Fairview Avenue	Canon City	CO	—	$292	6,228	2,000	(3,512)	(517)	299	4,192	4,491	1,969	9/26/1997	1970
110 West Van Buren Street	Colorado Springs	CO	—	$245	5,236	3,170	(3,031)	(701)	245	4,674	4,919	1,771	9/26/1997	1972
3920 East San Miguel Street	Colorado Springs	CO	—	$1,380	8,894	4,218	—	(34)	1,612	12,846	14,458	3,673	7/31/2012	1977
2050 South Main Street	Delta	CO	—	$167	3,570	1,461	—	(415)	167	4,616	4,783	2,411	9/26/1997	1963
2501 Little Bookcliff Drive	Grand Junction	CO	—	$204	3,875	2,210	—	(908)	207	5,174	5,381	3,029	12/30/1993	1968
2825 Patterson Road	Grand Junction	CO	—	$173	2,583	3,293	—	(786)	173	5,090	5,263	2,732	12/30/1993	1978
1599 Ingalls Street	Lakewood	CO	—	$232	3,766	4,094	—	(860)	232	7,000	7,232	4,294	12/28/1990	1972
5555 South Elati Street	Littleton	CO	—	$185	5,043	4,277	—	(1,068)	191	8,246	8,437	4,899	12/28/1990	1965
8271 South Continental Divide Road	Littleton	CO	—	$400	3,507	—	—	(202)	400	3,305	3,705	1,559	2/28/2003	1998
9005 Grant Street	Thornton	CO	—	$961	10,867	1,179	—	—	1,269	11,738	13,007	2,640	12/28/2012	2001
7809 W. 38th Avenue	Wheat Ridge	CO	—	$470	3,373	88	—	—	475	3,456	3,931	993	4/1/2010	2004
40 Sebethe Drive	Cromwell	CT	—	$570	5,304	1,787	—	(424)	596	6,641	7,237	1,747	12/22/2010	1998
1145 19th Street NW	Washington	DC	—	$13,600	24,880	36,435	—	(597)	13,600	60,718	74,318	12,553	5/20/2009	1976
2141 K Street, NW	Washington	DC	—	$13,700	8,400	5,442	—	(518)	13,700	13,324	27,024	4,420	12/22/2008	1966
255 Possum Park Road	Newark	DE	—	$2,010	11,852	8,039	—	(1,759)	2,761	17,381	20,142	7,010	1/11/2002	1982
4175 Ogletown Stanton Rd	Newark	DE	—	$1,500	19,447	1,639	—	—	1,563	21,023	22,586	7,180	3/31/2008	1998
1212 Foulk Road	Wilmington	DE	—	$1,179	6,950	2,603	—	(1,310)	1,202	8,220	9,422	3,869	1/11/2002	1974
1912 Marsh Road	Wilmington	DE	—	4,365	25,739	7,498	—	(2,293)	4,431	30,878	35,309	13,640	1/11/2002	1988
2723 Shipley Road	Wilmington	DE	—	869	5,126	5,327	—	(1,726)	978	8,618	9,596	3,729	1/11/2002	1989
407 Foulk Road	Wilmington	DE	—	38	227	2,763	—	(433)	84	2,511	2,595	731	1/11/2002	1965
22601 Camino Del Mar	Boca Raton	FL	—	3,200	46,800	7,802	—	(1,816)	3,204	52,782	55,986	13,932	12/15/2011	1990

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2021
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1325 S Congress Avenue	Boynton Beach	FL	—	1,620	5,341	1,717	—	(121)	1,628	6,929	8,557	1,660	7/27/2012	1985
1425 Congress Avenue	Boynton Beach	FL	—	2,390	14,768	3,827	—	(721)	2,390	17,874	20,264	5,041	8/9/2011	1994
1416 Country Club Blvd.	Cape Coral	FL	—	400	2,907	—	—	(173)	400	2,734	3,134	1,290	2/28/2003	1998
8500 Royal Palm Boulevard	Coral Springs	FL	—	3,410	20,104	32,030	—	(3,859)	3,421	48,264	51,685	17,262	1/11/2002	1984
1208 South Military Trail	Deerfield Beach	FL	—	1,690	14,972	32,207	—	(2,251)	1,777	44,841	46,618	17,974	10/1/2012	1986
3001 DC Country Club Boulevard	Deerfield Beach	FL	—	3,196	18,848	22,290	—	(2,813)	3,222	38,299	41,521	14,935	1/11/2002	1990
12780 Kenwood Lane	Fort Myers	FL	—	369	2,174	3,709	—	(444)	859	4,949	5,808	2,054	1/11/2002	1990
2525 First Street	Fort Myers	FL	—	2,385	21,137	23,381	—	(1,322)	2,577	43,004	45,581	20,860	10/1/2012	1984
1825 Ridgewood Avenue	Holly Hill	FL	—	700	16,700	3,261	(2,636)	(4,649)	684	12,692	13,376	1,640	7/22/2011	1926/2006
2480 North Park Road	Hollywood	FL	—	4,500	40,500	19,755	—	(1,637)	4,556	58,562	63,118	15,903	12/15/2011	1986
8901 Tamiami Trail East	Naples	FL	—	3,200	2,898	15,068	—	(837)	3,200	17,129	20,329	5,631	8/31/2006	1984
12780 Waterford Lakes Parkway	Orlando	FL	—	977	3,946	579	—	—	1,052	4,450	5,502	854	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	—	488	2,621	352	—	(81)	488	2,892	3,380	569	12/18/2013	2003
1825 N. Mills Avenue	Orlando	FL	—	519	1,799	415	—	—	580	2,153	2,733	763	12/22/2008	1997
1911 N. Mills Avenue	Orlando	FL	—	1,946	7,197	866	—	(538)	2,042	7,429	9,471	2,386	12/22/2008	1997
1925 N. Mills Avenue	Orlando	FL	—	135	532	252	—	—	199	720	919	292	12/22/2008	1997
250 N. Alafaya Trail	Orlando	FL	—	967	4,362	389	—	—	967	4,751	5,718	979	12/18/2013	1999
45 Katherine Boulevard	Palm Harbor	FL	—	3,379	29,945	9,045	—	(816)	3,392	38,161	41,553	24,079	10/1/2012	1992
900 West Lake Road	Palm Harbor	FL	—	3,449	20,336	11,916	—	(3,160)	3,493	29,048	32,541	12,465	1/11/2002	1989
8500 West Sunrise Boulevard	Plantation	FL	—	4,700	24,300	10,999	—	(2,475)	4,717	32,807	37,524	9,850	12/15/2011	1989
1371 South Ocean Boulevard	Pompano Beach	FL	—	2,500	15,500	15,927	—	(1,564)	2,560	29,803	32,363	8,891	12/15/2011	1991
2701 North Course Drive	Pompano Beach	FL	—	7,700	2,127	41,511	—	(2,332)	7,700	41,306	49,006	14,027	8/31/2006	1985
20480 Veterans Boulevard	Port Charlotte	FL	—	400	11,934	2,107	—	(550)	440	13,451	13,891	4,090	7/22/2011	1996
1699 S.E. Lyngate Drive	Port St. Lucie	FL	—	1,242	11,009	4,799	—	(269)	1,249	15,532	16,781	9,152	10/1/2012	1993
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	—	890	9,345	2,911	—	(135)	1,673	11,338	13,011	3,142	7/22/2011	2007
900 South Harbour Island Blvd.	Tampa	FL	—	4,850	6,349	7	—	—	4,850	6,356	11,206	2,257	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	—	2,061	12,153	20,856	—	(2,982)	2,075	30,013	32,088	10,227	1/11/2002	1988
2351 Cedarcrest Road	Acworth	GA	—	2,000	6,674	618	—	—	2,000	7,292	9,292	1,363	5/1/2016	2014
1200 Bluegrass Lakes Parkway	Alpharetta	GA	—	1,689	15,936	142	—	—	1,761	16,006	17,767	2,762	1/29/2015	2001
855 North Point Pkwy	Alpharetta	GA	—	5,390	26,712	—	—	—	5,390	26,712	32,102	8,931	8/21/2008	2006
253 N. Main Street	Alpharetta	GA	—	1,325	12,377	1,170	—	(64)	1,221	13,587	14,808	2,591	5/1/2015	1997
1291 Cedar Shoals Drive	Athens	GA	—	337	4,006	1,615	—	(290)	368	5,300	5,668	1,918	11/19/2004	1998
1515 Sheridan Road	Atlanta	GA	—	5,800	9,305	3	—	—	5,800	9,308	15,108	3,286	11/30/2007	1978

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2021
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
240 Marietta Highway	Canton	GA	—	806	8,555	2,397	—	(55)	806	10,897	11,703	2,510	10/1/2013	1997
4500 South Stadium Drive	Columbus	GA	—	294	3,505	946	—	(225)	298	4,222	4,520	1,550	11/19/2004	1999
1352 Wellbrook Circle	Conyers	GA	—	342	4,068	1,769	(1,366)	(2,032)	206	2,575	2,781	70	11/19/2004	1997
1501 Milstead Road	Conyers	GA	—	750	7,796	712	—	—	777	8,481	9,258	2,498	9/30/2010	2008
3875 Post Road	Cumming	GA	—	954	12,796	248	—	—	960	13,038	13,998	2,638	5/1/2015	2007
4960 Jot Em Down Road	Cumming	GA	—	1,548	18,666	13,033	—	(257)	3,416	29,574	32,990	6,913	8/1/2013	2011
5610 Hampton Park Drive	Cumming	GA	—	3,479	14,771	233	—	—	3,481	15,002	18,483	3,071	9/3/2015	2014
7955 Majors Road	Cumming	GA	—	1,325	7,770	904	—	—	1,325	8,674	9,999	1,645	5/1/2015	2009
2470 Dug Gap Road	Dalton	GA	—	262	3,119	1,285	—	(133)	262	4,271	4,533	1,515	11/19/2004	1997
101 West Ponce De Leon Avenue	Decatur	GA	—	3,500	13,179	2,145	—	—	3,500	15,324	18,824	3,185	5/30/2012	1992
2801 North Decatur Road	Decatur	GA	—	3,100	4,436	2,533	—	—	3,260	6,809	10,069	2,148	7/9/2008	1986
114 Penland Street	Ellijay	GA	—	496	7,107	1,455	—	(157)	496	8,405	8,901	1,765	10/1/2013	2008
353 North Belair Road	Evans	GA	—	230	2,663	1,326	—	(244)	230	3,745	3,975	1,333	11/19/2004	1998
1294 Highway 54 West	Fayetteville	GA	—	853	9,903	1,324	—	—	943	11,137	12,080	2,170	5/1/2015	1999
2435 Limestone Parkway	Gainesville	GA	—	268	3,186	1,621	—	(224)	268	4,583	4,851	1,585	11/19/2004	1998
3315 Thompson Bridge Road	Gainesville	GA	—	934	30,962	1,937	—	—	956	32,877	33,833	6,319	5/1/2015	1999
5373 Thompson Mill Road	Hoschton	GA	—	944	12,171	216	—	—	959	12,372	13,331	2,404	5/1/2015	2011
8080 Summit Business Parkway	Jonesboro	GA	—	1,800	20,664	4,460	—	(456)	1,800	24,668	26,468	7,010	6/20/2011	2007
6191 Peake Road	Macon	GA	—	183	2,179	1,329	(848)	(1,142)	110	1,591	1,701	47	11/19/2004	1998
1360 Upper Hembree Road	Roswell	GA	—	1,080	6,138	752	—	—	1,067	6,903	7,970	1,555	5/7/2012	2007
1 Savannah Square Drive	Savannah	GA	—	1,200	19,090	7,990	(6,993)	(8,926)	835	11,526	12,361	510	10/1/2006	1987
5200 Habersham Street	Savannah	GA	—	800	7,800	2,096	(3,082)	(2,627)	476	4,511	4,987	100	6/23/2011	2005
7410 Skidaway Road	Savannah	GA	—	400	5,670	1,957	(1,870)	(2,626)	252	3,279	3,531	106	11/1/2006	1989
2078 Scenic Highway	Snellville	GA	—	870	4,030	1,517	—	(256)	870	5,291	6,161	1,318	12/10/2009	1997
475 Country Club Drive	Stockbridge	GA	—	512	9,560	1,047	—	—	551	10,568	11,119	2,097	5/1/2015	1998
1300 Montreal Road	Tucker	GA	—	690	6,210	2,142	—	(469)	694	7,879	8,573	2,776	6/3/2005	1997
1100 Ward Avenue	Honolulu	HI	—	$11,200	55,618	7,232	—	(71)	11,247	62,732	73,979	15,341	6/18/2012	1961
2340 West Seltice Way	Coeur d'Alene	ID	—	$910	7,170	3,360	—	—	1,052	10,388	11,440	2,826	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	—	$510	6,640	2,970	—	—	760	9,360	10,120	2,484	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	—	$3,665	32,587	10,441	—	(385)	3,781	42,527	46,308	26,487	11/1/2012	1986
1450 Busch Parkway	Buffalo Grove	IL	—	$3,800	11,456	929	—	—	3,815	12,370	16,185	3,548	9/16/2010	2009
2601 Patriot Boulevard	Glenview	IL	—	$2,285	9,593	—	—	—	2,285	9,593	11,878	1,659	1/29/2015	2005
1373 D'Adrian Professional Park	Godfrey	IL	—	$281	15,088	731	—	(135)	281	15,684	15,965	3,020	5/1/2015	2010

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2021
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
900 43rd Avenue	Moline	IL	—	$482	7,651	573	—	(76)	482	8,148	8,630	1,515	5/1/2015	2003 / 2012
221 11th Avenue	Moline	IL	—	$161	7,244	1,513	—	—	161	8,757	8,918	1,713	5/1/2015	2008
2700 14th Street	Pekin	IL	—	$171	11,475	554	—	(159)	172	11,869	12,041	2,277	5/1/2015	2009
7130 Crimson Ridge Drive	Rockford	IL	—	$200	7,300	2,336	—	—	1,596	8,240	9,836	2,352	5/1/2011	1999
1220 Lakeview Drive	Romeoville	IL	—	$1,120	19,582	(61)	—	—	1,058	19,583	20,641	6,547	8/21/2008	2005
1201 Hartman Lane	Shiloh	IL	—	$743	7,232	2,113	—	—	1,237	8,851	10,088	1,461	12/8/2016	2003
900 Southwind Road	Springfield	IL	—	$300	6,744	2,304	—	(403)	300	8,645	8,945	3,052	8/31/2006	1990
2705 Avenue E	Sterling	IL	—	$341	14,331	638	—	—	343	14,967	15,310	2,951	5/1/2015	2008
39 Dorothy Drive	Troy	IL	—	$1,002	7,010	1,577	—	—	1,002	8,587	9,589	1,416	12/8/2016	2003
100 Grand Victorian Place	Washington	IL	—	$241	12,046	416	—	—	241	12,462	12,703	2,360	5/1/2015	2009
1615 Lakeside Drive	Waukegan	IL	—	$2,700	9,590	3,139	—	(944)	3,478	11,007	14,485	2,967	9/30/2011	1990
1675 Lakeside Drive	Waukegan	IL	—	$2,420	9,382	2,589	—	(957)	2,873	10,561	13,434	2,785	9/30/2011	1998
406 Smith Drive	Auburn	IN	—	$380	8,246	631	—	(253)	524	8,480	9,004	2,766	9/1/2008	1999
6990 East County Road 100 North	Avon	IN	—	$850	11,888	1,082	—	(333)	850	12,637	13,487	4,082	9/1/2008	1999
2455 Tamarack Trail	Bloomington	IN	—	$5,400	25,129	30,110	—	(529)	6,339	53,771	60,110	13,131	11/1/2008	1983
2460 Glebe Street	Carmel	IN	—	$2,108	57,741	1,106	—	—	2,125	58,830	60,955	10,932	5/1/2015	2008
701 East County Line Road	Greenwood	IN	—	$1,830	14,303	1,304	—	(61)	1,875	15,501	17,376	4,094	12/1/2011	2007
8505 Woodfield Crossing Boulevard	Indianapolis	IN	—	2,785	16,396	7,084	—	(2,127)	2,838	21,300	24,138	9,651	1/11/2002	1986
2501 Friendship Boulevard	Kokomo	IN	—	512	13,009	1,081	—	—	512	14,090	14,602	1,725	12/27/2017	1997
603 Saint Joseph Drive	Kokomo	IN	—	220	5,899	1,223	—	(256)	220	6,866	7,086	2,139	9/1/2008	1998
1211 Longwood Drive	La Porte	IN	—	770	5,550	1,478	—	(288)	923	6,587	7,510	2,026	9/1/2008	1998
1590 West Timberview Drive	Marion	IN	—	410	5,409	1,476	—	(267)	410	6,618	7,028	1,915	9/1/2008	2000
1473 East McKay Road	Shelbyville	IN	—	190	5,328	635	—	(236)	190	5,727	5,917	1,801	9/1/2008	1999
17441 State Road 23	South Bend	IN	—	400	3,107	(38)	—	(182)	363	2,924	3,287	1,380	2/28/2003	1998
222 South 25th Street	Terra Haute	IN	—	300	13,115	1,157	—	(492)	300	13,780	14,080	4,445	9/1/2008	2005
150 Fox Ridge Drive	Vincennes	IN	—	110	3,603	1,820	—	(208)	110	5,215	5,325	1,722	9/1/2008	1985
1501 Inverness Drive	Lawrence	KS	—	1,600	18,565	3,457	—	(1,232)	1,758	20,632	22,390	5,995	10/1/2009	1988
5799 Broadmoor Street	Mission	KS	—	1,522	7,246	1,882	—	—	1,530	9,120	10,650	1,470	1/17/2017	1986
3501 West 95th Street	Overland Park	KS	—	2,568	15,140	7,587	—	(2,141)	2,580	20,574	23,154	8,677	1/11/2002	1989
6555 West 75th Street	Overland Park	KS	—	1,274	1,126	15,505	—	(1,102)	1,487	15,316	16,803	6,507	10/25/2002	1985
6700 W. 115th Street	Overland Park	KS	—	4,503	29,387	177	—	—	4,503	29,564	34,067	2,977	1/3/2018	2006
981 Campbell Lane	Bowling Green	KY	—	365	4,345	1,844	—	(203)	365	5,986	6,351	2,119	11/19/2004	1999
102 Leonardwood Drive	Frankfort	KY	—	560	8,282	2,529	—	(605)	579	10,187	10,766	3,702	8/31/2006	1989

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2021
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
4190 Lafayette Road	Hopkinsville	KY	—	316	3,761	748	—	(193)	316	4,316	4,632	1,718	11/19/2004	1999
690 Mason Headley Road (6)	Lexington	KY	5,355	—	10,848	13,419	—	(1,389)	42	22,836	22,878	11,738	1/11/2002	1985
700 Mason Headley Road (6)	Lexington	KY	1,281	—	6,394	8,409	—	(951)	52	13,800	13,852	6,465	1/11/2002	1980
200 Brookside Drive	Louisville	KY	—	3,524	20,779	10,672	—	(3,217)	3,549	28,209	31,758	12,173	1/11/2002	1984
1517 West Broadway	Mayfield	KY	—	268	2,730	1,617	—	(221)	268	4,126	4,394	1,567	11/19/2004	1999
1700 Elmdale Road	Paducah	KY	—	450	5,358	1,477	—	(319)	451	6,515	6,966	2,646	11/19/2004	2000
100 Neighborly Way	Somerset	KY	—	200	4,919	701	—	—	200	5,620	5,820	2,068	11/6/2006	2000
1295 Boylston Street	Boston	MA	—	7,600	18,140	3,187	—	—	7,625	21,302	28,927	6,065	1/26/2011	1930
549 Albany Street	Boston	MA	—	4,576	45,029	—	—	—	4,569	45,036	49,605	9,385	8/22/2013	1895
330 Baker Avenue	Concord	MA	—	3,775	19,906	—	—	—	3,775	19,906	23,681	3,442	1/29/2015	2013
4 Maguire Road	Lexington	MA	—	3,600	15,555	19,813	(7,255)	(1,003)	3,884	26,826	30,710	3,016	12/22/2008	1994
100 Hampshire Street	Mansfield	MA	—	2,090	8,215	1,664	—	—	2,486	9,483	11,969	2,665	12/22/2010	1975
15 Hampshire Street	Mansfield	MA	—	1,360	7,326	507	—	—	1,748	7,445	9,193	2,202	12/22/2010	1988
5 Hampshire Street	Mansfield	MA	—	1,190	5,737	1,831	—	(143)	1,465	7,150	8,615	2,019	12/22/2010	1988
30 New Crossing Road	Reading	MA	—	1,443	14,153	285	—	—	1,455	14,426	15,881	3,338	9/27/2012	1986
299 Cambridge Street	Winchester	MA	—	3,218	18,988	12,424	—	(1,855)	3,218	29,557	32,775	12,726	1/11/2002	1991
2717 Riva Road	Annapolis	MD	—	1,290	12,373	1,370	—	—	1,290	13,743	15,033	4,594	3/31/2008	2001
658 Boulton Street	Bel Air	MD	—	4,750	16,504	2	—	—	4,750	16,506	21,256	5,827	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	—	408	3,421	1,488	—	(393)	408	4,516	4,924	1,841	10/25/2002	2000
8100 Connecticut Avenue	Chevy Chase	MD	—	15,170	92,830	12,492	—	(1,924)	15,177	103,391	118,568	26,915	12/15/2011	1990
8220 Snowden River Parkway	Columbia	MD	—	1,390	10,303	934	—	—	1,390	11,237	12,627	3,811	3/31/2008	2001
700 Port Street	Easton	MD	—	383	4,555	4,042	—	(473)	394	8,113	8,507	3,169	10/25/2002	2000
3004 North Ridge Road	Ellicott City	MD	—	1,409	22,691	11,847	—	(2,505)	1,613	31,829	33,442	12,430	3/1/2004	1997
1820 Latham Drive	Frederick	MD	—	385	3,444	1,319	—	(444)	385	4,319	4,704	1,818	10/25/2002	1998
2100 Whittier Drive	Frederick	MD	—	1,260	9,464	2,444	—	—	1,260	11,908	13,168	3,871	3/31/2008	1999
10116 Sharpsburg Pike	Hagerstown	MD	—	1,040	7,471	5,273	—	—	1,044	12,740	13,784	4,317	3/31/2008	1999
4000 Old Court Road	Pikesville	MD	—	2,000	4,974	914	—	(82)	2,000	5,806	7,806	1,947	12/22/2008	1987
12725 Twinbrook Parkway	Rockville	MD	—	6,138	6,526	683	—	(148)	6,218	6,981	13,199	1,108	7/12/2017	1968
715 Benfield Road	Severna Park	MD	—	229	9,798	2,502	—	(1,103)	246	11,180	11,426	5,112	10/25/2002	1998
14400 Homecrest Road	Silver Spring	MD	—	1,200	9,288	8,287	—	(1,509)	1,207	16,059	17,266	6,477	10/25/2002	1996
801 Roeder Road	Silver Spring	MD	—	1,900	12,858	1,956	—	(326)	1,900	14,488	16,388	3,560	6/27/2012	1976
720 & 734 N. Pine Road	Hampton	MI	—	300	2,406	—	—	(142)	300	2,264	2,564	1,068	2/28/2003	1998
4004 & 4012 Waldo Road	Midland	MI	—	400	2,606	—	—	(162)	400	2,444	2,844	1,153	2/28/2003	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2021
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1605 & 1615 Fredericks Drive	Monroe	MI	—	300	2,506	—	—	(152)	300	2,354	2,654	1,110	2/28/2003	1998
3150 & 3100 Old Centre Road	Portage	MI	—	300	2,206	—	—	(133)	300	2,073	2,373	978	2/28/2003	1998
2445 & 2485 Mc Carty Road	Saginaw	MI	—	600	5,212	—	—	(305)	600	4,907	5,507	2,315	2/28/2003	1998
11855 Ulysses Street NE	Blaine	MN	—	2,774	9,276	389	—	—	2,781	9,658	12,439	2,300	12/21/2012	2007
1305 Corporate Center Drive	Eagan	MN	—	2,300	13,105	10,691	—	—	2,735	23,361	26,096	5,042	12/22/2010	1986
8301 Golden Valley Road	Golden Valley	MN	—	1,256	4,680	579	—	—	1,256	5,259	6,515	803	2/10/2016	1998
8401 Golden Valley Road	Golden Valley	MN	—	1,510	5,742	2,297	—	—	1,510	8,039	9,549	1,362	2/10/2016	1998
8501 Golden Valley Road	Golden Valley	MN	—	1,263	4,288	1,013	—	—	1,263	5,301	6,564	840	2/10/2016	1998
1201 Northland Drive	Mendota Heights	MN	—	1,220	10,208	1,257	—	—	1,468	11,217	12,685	3,516	1/25/2011	1989
12700 Whitewater Drive	Minnetonka	MN	—	5,453	8,108	8,415	—	—	5,453	16,523	21,976	2,808	10/2/2017	1998
20600 South Diamond Lake Road	Rogers	MN	—	2,760	45,789	2,809	(20,359)	(15,686)	1,195	14,118	15,313	1,663	3/1/2008	1999
2200 County Road C West	Roseville	MN	—	590	702	640	—	(82)	792	1,058	1,850	306	9/30/2011	1991
4166 Lexington Avenue N	Shoreview	MN	—	1,300	4,547	1,285	—	—	1,507	5,625	7,132	1,398	5/20/2011	1988
1365 Crestridge Lane	West St. Paul	MN	—	400	2,506	—	—	(292)	400	2,214	2,614	1,044	2/28/2003	1998
305 & 315 Thompson Avenue	West St. Paul	MN	—	400	3,608	99	—	(402)	400	3,305	3,705	1,559	2/28/2003	1998
5351 Gretna Road	Branson	MO	—	743	10,973	1,015	—	(227)	754	11,750	12,504	2,212	5/1/2015	2002
845 N New Ballas Court	Creve Coeur	MO	—	1,582	16,328	1,230	—	—	1,582	17,558	19,140	1,780	1/22/2018	2006
3828 College View Drive	Joplin	MO	—	260	11,382	820	—	(14)	260	12,188	12,448	3,271	8/31/2012	2003
14100 Magellan Plaza	Maryland Heights	MO	—	3,719	37,304	4,836	—	—	3,179	42,680	45,859	9,271	1/29/2015	2003
640 E Highland Avenue	Nevada	MO	—	311	5,703	509	—	—	311	6,212	6,523	1,172	5/1/2015	1997
2410 W Chesterfield Blvd	Springfield	MO	—	924	12,772	608	—	—	924	13,380	14,304	2,452	5/1/2015	1999
3540 East Cherokee Street	Springfield	MO	—	1,084	11,339	1,160	—	—	1,129	12,454	13,583	2,353	5/1/2015	1996
4700 North Hanley Road	St. Louis	MO	—	5,166	41,587	131	—	—	5,166	41,718	46,884	7,268	1/29/2015	2014
118 Alamance Road	Burlington	NC	—	575	9,697	1,359	—	(190)	575	10,866	11,441	3,048	6/20/2011	1998
1050 Crescent Green Drive	Cary	NC	—	713	4,628	3,066	—	(922)	713	6,772	7,485	2,991	10/25/2002	1999
2220 & 2230 Farmington Drive	Chapel Hill	NC	—	800	6,414	—	—	(375)	800	6,039	6,839	2,849	2/28/2003	1996
2101 Runnymede Lane	Charlotte	NC	—	2,475	11,451	1,318	—	(301)	2,458	12,485	14,943	3,823	6/20/2011	1999
5920 McChesney Drive & 6101 Clarke Creek Parkway	Charlotte	NC	—	1,320	21,750	2,350	—	(1,175)	1,320	22,925	24,245	6,847	11/17/2009	1999 / 2001
500 Penny Lane NE	Concord	NC	—	1,687	17,603	783	—	—	1,687	18,386	20,073	3,226	6/29/2016	1997
1002 Highway 54	Durham	NC	—	595	5,200	554	—	(114)	595	5,640	6,235	1,504	6/20/2011	1988
4505 Emperor Boulevard	Durham	NC	—	1,285	16,932	687	—	—	1,285	17,619	18,904	1,990	10/11/2017	2001
5213 South Alston Avenue	Durham	NC	—	1,093	31,377	393	—	—	1,093	31,770	32,863	5,452	1/29/2015	2010
2755 Union Road	Gastonia	NC	—	1,104	17,834	1,058	—	(1,133)	1,104	17,759	18,863	2,551	6/29/2016	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2021
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1001 Phifer Road	Kings Mountain	NC	—	655	8,283	1,179	—	(308)	657	9,152	9,809	2,496	6/23/2011	1998
128 Brawley School Road	Mooresville	NC	—	595	7,305	1,379	—	(369)	601	8,309	8,910	2,219	6/23/2011	1999
1309 , 1321, & 1325 McCarthy Boulevard	New Bern	NC	—	1,245	20,898	2,886	—	(159)	1,245	23,625	24,870	6,091	6/20/2011	2001/2005/2008
13150 & 13180 Dorman Road	Pineville	NC	—	1,180	22,800	3,030	—	(1,234)	1,180	24,596	25,776	7,187	11/17/2009	1998
801 Dixie Trail	Raleigh	NC	—	3,233	17,788	1,166	—	(1,114)	3,236	17,837	21,073	2,492	6/29/2016	1992
2744 South 17th Street	Wilmington	NC	—	1,134	14,771	1,881	—	—	1,139	16,647	17,786	3,554	4/18/2016	1998
1730 Parkwood Boulevard West	Wilson	NC	—	610	14,787	1,296	—	(163)	610	15,920	16,530	4,278	6/20/2011	2004/2006
17007 Elm Plaza	Omaha	NE	—	4,680	22,022	—	—	—	4,680	22,022	26,702	7,363	8/21/2008	2007
3030 South 80th Street	Omaha	NE	—	650	5,850	2,224	—	(419)	650	7,655	8,305	2,729	6/3/2005	1992
490 Cooper Landing Road	Cherry Hill	NJ	—	1,001	8,175	3,307	(6,080)	(4,163)	2,240	—	2,240	—	12/29/2003	1999
1400 Route 70	Lakewood	NJ	—	4,885	28,803	8,222	—	(2,881)	4,905	34,124	39,029	14,951	1/11/2002	1987
2 Hillside Drive	Mt. Arlington	NJ	—	1,375	11,232	1,529	—	(399)	1,393	12,344	13,737	5,366	12/29/2003	2001
655 Pomander Walk	Teaneck	NJ	—	4,950	44,550	5,842	—	(1,884)	4,984	48,474	53,458	13,437	12/15/2011	1989
10500 Academy Road NE	Albuquerque	NM	—	3,828	22,572	9,313	—	(2,228)	3,828	29,657	33,485	12,968	1/11/2002	1986
4100 Prospect Avenue NE	Albuquerque	NM	—	540	10,105	8	—	—	540	10,113	10,653	3,591	10/30/2007	1977
4300 Landau Street NE	Albuquerque	NM	—	1,060	9,875	8	—	—	1,060	9,883	10,943	3,510	10/30/2007	1973
4411 The 25 Way	Albuquerque	NM	—	3,480	25,245	4,677	—	(1,061)	3,978	28,363	32,341	8,449	12/22/2010	1970
4420 The 25 Way	Albuquerque	NM	—	1,430	2,609	1,018	—	(152)	1,614	3,291	4,905	863	12/22/2010	1970
9190 Coors Boulevard NW	Albuquerque	NM	—	1,660	9,173	8	—	—	1,660	9,181	10,841	3,260	10/30/2007	1983
2200 East Long Street	Carson City	NV	—	622	17,900	752	—	—	622	18,652	19,274	3,645	5/1/2015	2009
3201 Plumas Street	Reno	NV	—	2,420	49,580	7,657	—	(1,004)	2,420	56,233	58,653	14,353	12/15/2011	1989
6300 Eighth Avenue	Brooklyn	NY	—	3,870	8,545	460	—	—	3,870	9,005	12,875	2,877	8/8/2008	1971
4939 Brittonfield Parkway	East Syracuse	NY	—	720	17,084	1,721	(2,826)	(5,312)	900	10,487	11,387	725	9/30/2008	2001
5008 Brittonfield Parkway	East Syracuse	NY	—	420	18,407	1,670	(3,144)	(5,393)	586	11,374	11,960	700	7/9/2008	1999
200 Old County Road	Mineola	NY	—	4,920	24,056	15,557	—	(153)	4,920	39,460	44,380	10,007	9/30/2011	1971
15 North Broadway	White Plains	NY	—	4,900	13,594	5,056	—	—	4,900	18,650	23,550	5,000	1/26/2009	1952
537 Riverdale Avenue	Yonkers	NY	—	8,460	90,561	12,905	—	(392)	8,465	103,069	111,534	27,467	8/31/2012	2000
4590 Knightsbridge Boulevard	Columbus	OH	—	3,623	27,778	17,430	—	(3,682)	3,732	41,417	45,149	17,487	1/11/2002	1989
3929 Hoover Road	Grove City	OH	—	332	3,081	1,015	—	—	332	4,096	4,428	2,561	6/4/1993	1965
7555 Innovation Way	Mason	OH	—	1,025	12,883	—	—	—	1,025	12,883	13,908	1,691	10/6/2016	2015
8709 S.E. Causey Avenue	Portland	OR	—	3,303	77,428	1,738	(26,073)	(9,749)	2,201	44,446	46,647	2,998	5/1/2015	1985 / 1991
71 Darlington Road	Beaver Falls	PA	—	1,500	13,500	1,041	—	(879)	1,523	13,639	15,162	5,391	10/31/2005	1997
950 Morgan Highway	Clarks Summit	PA	—	1,001	8,233	1,192	—	(277)	1,017	9,132	10,149	3,850	12/29/2003	2001

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2021
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
145 Broadlawn Drive	Elizabeth	PA	—	696	6,304	672	(4,280)	(3,017)	375	—	375	—	10/31/2005	1986
600 N. Pottstown Pike	Exton	PA	—	1,001	8,233	2,368	—	(308)	1,001	10,293	11,294	4,199	12/29/2003	2000
242 Baltimore Pike	Glen Mills	PA	—	1,001	8,233	1,046	—	(382)	1,001	8,897	9,898	3,844	12/29/2003	2001
20 Capital Drive	Harrisburg	PA	—	397	9,333	10	—	—	397	9,343	9,740	1,614	1/29/2015	2013
210 Mall Boulevard	King of Prussia	PA	—	1,540	4,743	2,698	—	—	1,934	7,047	8,981	2,255	8/8/2008	1970
216 Mall Boulevard	King of Prussia	PA	—	880	2,871	2,378	—	—	978	5,151	6,129	1,241	1/26/2011	1970
5300 Old William Penn Highway	Murrysville	PA	—	300	2,506	—	—	(272)	300	2,234	2,534	1,054	2/28/2003	1998
800 Manor Drive	New Britain (Chalfont)	PA	—	979	8,052	1,713	—	(440)	981	9,323	10,304	3,902	12/29/2003	1998
7151 Saltsburg Road	Penn Hills	PA	—	200	904	—	—	(103)	200	801	1,001	378	2/28/2003	1997
5750 Centre Avenue	Pittsburgh	PA	—	3,000	11,828	4,477	—	(259)	3,788	15,258	19,046	5,189	6/11/2008	1991
730 Holiday Drive	Pittsburgh	PA	—	2,480	6,395	5,835	—	(936)	2,711	11,063	13,774	2,971	12/22/2010	1985
1400 Riggs Road	South Park	PA	—	898	8,102	1,361	(5,192)	(3,499)	1,670	—	1,670	—	10/31/2005	1995
700 Northampton Street	Tiffany Court (Kingston)	PA	—	—	5,682	2,246	—	(359)	—	7,569	7,569	3,036	12/29/2003	1997
5250 Meadowgreen Drive	Whitehall	PA	—	1,599	14,401	4,007	—	(1,106)	1,599	17,302	18,901	6,365	10/31/2005	1987
1304 McLees Road	Anderson	SC	—	295	3,509	1,224	—	(253)	295	4,480	4,775	1,572	11/19/2004	1999
109 Old Salem Road	Beaufort	SC	—	188	2,234	1,625	(807)	(1,514)	104	1,622	1,726	96	11/19/2004	1999
1119 Pick Pocket Plantation Drive	Beaufort	SC	—	1,200	10,810	1,531	(3,927)	(3,270)	733	5,611	6,344	30	6/20/2011	2005
719 Kershaw Highway	Camden	SC	—	322	3,697	1,777	—	(376)	322	5,098	5,420	1,972	11/19/2004	1999
2333 Ashley River Road	Charleston	SC	—	848	14,000	2,849	(7,118)	(4,415)	377	5,787	6,164	565	6/20/2011	1999
320 Seven Farms Drive	Charleston	SC	—	1,092	6,605	1,760	—	(274)	1,092	8,091	9,183	2,008	5/29/2012	1998
251 Springtree Drive	Columbia	SC	—	300	1,905	—	—	(112)	300	1,793	2,093	846	2/28/2003	1998
3 Summit Terrace	Columbia	SC	—	610	7,900	887	(6,314)	(2,698)	385	—	385	—	11/17/2009	2002
7909 Parklane Road	Columbia	SC	—	1,580	4,520	2,323	—	(314)	1,725	6,384	8,109	1,423	9/30/2011	1990
355 Berkmans Lane	Greenville	SC	—	700	7,240	1,725	(2,593)	(2,387)	417	4,268	4,685	131	11/17/2009	2002
116 Enterprise Court	Greenwood	SC	—	310	2,790	1,283	—	(213)	310	3,860	4,170	1,324	6/3/2005	1999
1901 West Carolina Avenue	Hartsville	SC	—	401	4,775	1,068	—	(302)	401	5,541	5,942	2,237	11/19/2004	1999
218 Old Chapin Road	Lexington	SC	—	363	4,322	979	—	(400)	363	4,901	5,264	2,004	11/19/2004	1999
491 Highway 17	Little River	SC	—	750	9,018	1,349	—	(314)	750	10,053	10,803	2,821	6/23/2011	2000
1010 Anna Knapp Boulevard	Mt. Pleasant	SC	—	1,797	6,132	624	—	(458)	1,797	6,298	8,095	842	6/29/2016	1997
601 Mathis Ferry Road	Mt. Pleasant	SC	—	1,687	12,612	706	(10,794)	(2,021)	2,190	—	2,190	—	6/29/2016	1999
937 Bowman Road	Mt. Pleasant	SC	—	3,898	31,613	7,988	—	(997)	3,830	38,672	42,502	10,603	7/1/2012	1997 / 1983
9547 Highway 17 North	Myrtle Beach	SC	—	543	3,202	9,360	(3,192)	(4,437)	333	5,143	5,476	218	1/11/2002	1980
2306 Riverbank Drive	Orangeburg	SC	—	303	3,607	1,043	—	(358)	303	4,292	4,595	1,748	11/19/2004	1999

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2021
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1920 Ebenezer Road	Rock Hill	SC	—	300	1,705	—	—	(162)	300	1,543	1,843	728	2/28/2003	1998
15855 Wells Highway	Seneca	SC	—	396	4,714	1,416	—	(353)	396	5,777	6,173	2,198	11/19/2004	2000
One Southern Court	West Columbia	SC	—	520	3,831	612	—	—	557	4,406	4,963	1,545	12/22/2010	2000
6716 Nolensville Road	Brentwood	TN	—	1,528	6,037	223	—	—	1,528	6,260	7,788	1,468	11/30/2012	2010
207 Uffelman Drive	Clarksville	TN	—	320	2,994	2,133	—	(161)	320	4,966	5,286	1,425	12/31/2006	1997
51 Patel Way	Clarksville	TN	—	800	10,322	6,990	—	(318)	833	16,961	17,794	3,840	12/19/2012	2005
2900 Westside Drive NW	Cleveland	TN	—	305	3,627	1,544	—	(284)	305	4,887	5,192	1,830	11/19/2004	1998
1010 East Spring Street	Cookeville	TN	—	322	3,828	1,777	—	(230)	322	5,375	5,697	1,968	11/19/2004	1998
105 Sunrise Circle	Franklin	TN	—	322	3,833	1,312	—	(268)	329	4,870	5,199	1,877	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	—	280	3,327	1,840	—	(212)	280	4,955	5,235	1,589	11/19/2004	1998
2025 Caldwell Drive	Goodlettsville	TN	—	400	3,507	8,547	—	(202)	400	11,852	12,252	3,324	2/28/2003	1998
1200 North Parkway	Jackson	TN	—	295	3,506	968	—	(300)	299	4,170	4,469	1,567	11/19/2004	1999
550 Deer View Way	Jefferson City	TN	—	940	8,057	2,297	—	(94)	948	10,252	11,200	2,166	10/15/2013	2001
10914 Kingston Pike (5)	Knoxville	TN	9,817	613	12,410	370	—	—	613	12,780	13,393	1,630	6/29/2018	2008
3020 Heatherton Way	Knoxville	TN	—	304	3,618	3,199	(2,697)	(2,357)	1,440	627	2,067	29	11/19/2004	1998
3030 Holbrook Drive (5)	Knoxville	TN	5,639	352	7,128	852	—	—	360	7,972	8,332	996	6/29/2018	1999
100 Chatuga Drive West	Loudon	TN	—	580	16,093	31,831	—	—	580	47,924	48,504	3,015	1/19/2018	2003
511 Pearson Springs Road	Maryville	TN	—	300	3,207	100	—	(192)	300	3,115	3,415	1,469	2/28/2003	1998
1710 Magnolia Boulevard	Nashville	TN	—	750	6,750	17,521	—	(1,023)	750	23,248	23,998	4,413	6/3/2005	1979
350 Volunteer Drive	Paris	TN	—	110	12,100	720	—	(905)	110	11,915	12,025	1,676	6/29/2016	1997
971 State Hwy 121	Allen	TX	—	2,590	17,912	—	—	—	2,590	17,912	20,502	5,989	8/21/2008	2006
1111 W. 34th Street	Austin	TX	—	400	21,021	2,108	—	—	694	22,835	23,529	7,664	6/25/2008	1975
6818 Austin Center Boulevard	Austin	TX	—	1,540	27,467	2,977	—	(558)	1,585	29,841	31,426	9,757	10/31/2008	1994
7600 N Capital Texas Highway	Austin	TX	—	300	4,557	1,608	—	—	300	6,165	6,465	1,460	12/22/2010	1996
4620 Bellaire Boulevard	Bellaire	TX	—	1,238	11,010	4,948	—	(243)	1,325	15,628	16,953	9,547	10/1/2012	1991
120 Crosspoint Drive	Boerne	TX	—	220	4,926	960	—	—	227	5,879	6,106	1,864	2/7/2008	1990
4015 Interstate 45	Conroe	TX	—	620	14,074	1,270	—	(373)	620	14,971	15,591	4,115	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	—	2,300	25,200	8,177	—	(902)	2,324	32,451	34,775	8,645	12/15/2011	1989
7831 Park Lane	Dallas	TX	—	4,709	27,768	23,525	—	(2,998)	5,432	47,572	53,004	18,453	1/11/2002	1990
1575 Belvidere Street	El Paso	TX	—	2,301	13,567	7,482	—	(1,537)	2,316	19,497	21,813	7,713	1/11/2002	1987
96 Frederick Road	Fredericksburg	TX	—	280	4,866	6,770	—	—	280	11,636	11,916	2,871	2/7/2008	1999
6435 S.F.M. 549	Heath	TX	—	1,135	7,892	998	(288)	(1,493)	1,192	7,052	8,244	426	12/31/2012	2004
13215 Dotson Road	Houston	TX	—	990	13,887	1,458	—	—	990	15,345	16,335	3,994	7/17/2012	2007

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2021
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
777 North Post Oak Road	Houston	TX	—	5,537	32,647	27,154	—	(4,460)	5,540	55,338	60,878	21,503	1/11/2002	1989
10030 North MacArthur Boulevard	Irving	TX	—	2,186	15,869	755	—	—	2,186	16,624	18,810	2,848	1/29/2015	1999
4770 Regent Boulevard	Irving	TX	—	2,830	15,082	4,467	—	—	2,830	19,549	22,379	6,835	6/25/2008	1995
9812 Slide Road	Lubbock	TX	—	1,110	9,798	665	—	—	1,110	10,463	11,573	2,882	6/4/2010	2009
605 Gateway Central	Marble Falls	TX	—	1,440	7,125	1,380	—	(34)	1,440	8,471	9,911	2,332	12/19/2012	1994 / 2002
7150 N. President George Bush Turnpike	North Garland	TX	—	1,981	8,548	1,147	(346)	(1,557)	1,941	7,832	9,773	485	12/31/2012	2006
500 Coit Road	Plano	TX	—	3,463	44,841	67	—	—	3,468	44,903	48,371	2,436	12/20/2019	2016
2265 North Lakeshore Drive	Rockwall	TX	—	497	3,582	—	—	—	497	3,582	4,079	619	1/29/2015	2013
18302 Talavera Ridge	San Antonio	TX	—	6,855	30,630	—	—	—	6,855	30,630	37,485	5,297	1/29/2015	2008
21 Spurs Lane (5)	San Antonio	TX	11,120	3,141	23,142	2,199	—	—	3,192	25,290	28,482	4,957	4/10/2014	2006
311 West Nottingham Place	San Antonio	TX	—	4,283	25,256	13,831	—	(3,063)	4,359	35,948	40,307	15,661	1/11/2002	1989
511 & 575 Knights Cross Drive	San Antonio	TX	—	2,300	20,400	2,307	—	(1,150)	2,306	21,551	23,857	6,484	11/17/2009	2003
5055 West Panther Creek Drive	Woodlands	TX	—	3,694	21,782	7,488	—	(3,490)	3,706	25,768	29,474	11,746	1/11/2002	1988
491 Crestwood Drive	Charlottesville	VA	—	641	7,633	2,711	—	(585)	646	9,754	10,400	3,844	11/19/2004	1998
1005 Elysian Place	Chesapeake	VA	—	2,370	23,705	2,291	—	(153)	2,381	25,832	28,213	7,035	6/20/2011	2006
2856 Forehand Drive	Chesapeake	VA	—	160	1,498	2,398	(1,427)	(1,159)	1,470	—	1,470	—	5/30/2003	1987
4027 Martinsburg Pike	Clear Brook	VA	—	3,775	21,768	—	—	—	3,775	21,768	25,543	3,764	1/29/2015	2013
4001 Fair Ridge Drive	Fairfax	VA	—	2,500	7,147	3,129	—	(222)	2,646	9,908	12,554	3,099	12/22/2008	1990
20 HeartFields Lane	Fredericksburg	VA	—	287	8,480	1,864	—	(781)	287	9,563	9,850	4,493	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	—	1,103	13,126	4,986	—	(920)	1,108	17,187	18,295	6,502	11/19/2004	1996
655 Denbigh Boulevard	Newport News	VA	—	581	6,921	2,170	—	(438)	584	8,650	9,234	3,373	11/19/2004	1998
6160 Kempsville Circle	Norfolk	VA	—	3,263	7,615	4,016	—	(115)	3,372	11,407	14,779	1,458	12/22/2017	1987
6161 Kempsville Road	Norfolk	VA	—	1,530	9,531	2,984	—	(323)	1,530	12,192	13,722	3,628	12/22/2008	1999
6311 Granby Street	Norfolk	VA	—	1,920	16,538	3,078	—	(188)	1,932	19,416	21,348	5,116	6/20/2011	2005
885 Kempsville Road	Norfolk	VA	—	1,780	8,354	2,823	—	(865)	1,798	10,294	12,092	3,070	5/20/2009	1981
531 Wythe Creek Road	Poquoson	VA	—	220	2,041	1,031	—	(275)	220	2,797	3,017	1,132	5/30/2003	1987
10800 Nuckols Road (5)	Glen Allen	VA	10,240	2,863	11,105	698	—	—	2,863	11,803	14,666	1,278	3/28/2018	2000
3000 Skipwith Road	Richmond	VA	—	732	8,717	1,434	—	(519)	732	9,632	10,364	3,951	11/19/2004	1999
9900 Independence Park Drive	Richmond	VA	—	326	3,166	272	—	(92)	326	3,346	3,672	882	11/22/2011	2005
9930 Independence Park Drive	Richmond	VA	—	604	4,975	1,160	—	—	700	6,039	6,739	1,340	11/22/2011	2005
5620 Wesleyan Drive	Virginia Beach	VA	—	893	7,926	2,685	—	(124)	893	10,487	11,380	6,309	9/1/2012	1990
4132 Longhill Road	Williamsburg	VA	—	270	2,468	1,392	(945)	(1,583)	162	1,440	1,602	53	5/30/2003	1987
440 McLaws Circle	Williamsburg	VA	—	1,466	17,340	713	—	(1,040)	1,466	17,013	18,479	2,339	6/29/2016	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2021
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
21717 30th Drive SE	Bothell	WA	—	3,012	12,582	69	—	—	3,081	12,582	15,663	2,807	2/14/2013	1998
21823 30th Drive SE	Bothell	WA	—	2,627	12,657	55	—	—	2,682	12,657	15,339	2,823	2/14/2013	2000
516 Kenosia Avenue South	Kent	WA	—	1,300	8,458	3,728	—	—	1,368	12,118	13,486	3,228	7/31/2012	1971
555 16th Avenue	Seattle	WA	—	256	4,869	68	—	(513)	256	4,424	4,680	3,111	11/1/1993	1964
3003 West Good Hope Road	Glendale	WI	—	1,500	33,747	—	—	—	1,500	33,747	35,247	10,335	9/30/2009	1963
7007 North Range Line Road	Glendale	WI	—	250	3,797	—	—	—	250	3,797	4,047	1,163	9/30/2009	1964
215 Washington Street	Grafton	WI	—	500	10,058	—	—	—	500	10,058	10,558	3,080	9/30/2009	2009
N168W22022 Main Street	Jackson	WI	—	188	5,962	912	—	(101)	192	6,769	6,961	1,352	12/1/2014	2005
8351 Sheridan Road	Kenosha	WI	—	750	7,669	386	—	—	758	8,047	8,805	2,817	1/1/2008	2000
5601 Burke Road	Madison	WI	—	700	7,461	922	—	—	712	8,371	9,083	2,767	1/1/2008	2000
7707 N. Brookline Drive	Madison	WI	—	2,615	35,545	3,584	—	(51)	2,631	39,062	41,693	7,676	12/1/2014	1999 / 2004
10803 North Port Washington Road	Mequon	WI	—	800	8,388	900	—	(25)	805	9,258	10,063	3,232	1/1/2008	1999
701 East Puetz Road	Oak Creek	WI	—	650	18,396	2,522	—	(105)	1,376	20,087	21,463	6,874	1/1/2008	2001
W231 N1440 Corporate Court	Pewaukee	WI	—	3,900	41,140	—	—	—	3,900	41,140	45,040	12,599	9/30/2009	1994
8348 & 8400 Washington Avenue	Racine	WI	—	1,150	22,436	—	—	—	1,150	22,436	23,586	6,871	9/30/2009	1986
1221 North 26th Street	Sheboygan	WI	—	300	975	—	—	—	300	975	1,275	299	9/30/2009	1987
1222 North 23rd Street	Sheboygan	WI	—	120	4,014	—	—	—	120	4,014	4,134	1,229	9/30/2009	1987
2414 Kohler Memorial Drive	Sheboygan	WI	—	1,400	35,168	—	—	—	1,400	35,168	36,568	10,770	9/30/2009	1986
1125 N Edge Trail	Verona	WI	—	1,365	9,581	1,721	—	(340)	1,372	10,955	12,327	2,524	11/1/2013	2001
3289 North Mayfair Road	Wauwatosa	WI	—	2,300	6,245	—	—	—	2,300	6,245	8,545	1,913	9/30/2009	1964
503 South 18th Street	Laramie	WY	—	191	3,632	2,846	—	(884)	202	5,583	5,785	2,651	12/30/1993	1964
1901 Howell Avenue	Worland	WY	—	132	2,508	2,293	—	(571)	132	4,230	4,362	2,313	12/30/1993	1970
		Total	$69,135	$715,799	$5,050,945	$1,455,137	$(140,345)	$(267,980)	$741,501	$6,072,055	$6,813,556	$1,737,807
(1)    Represents mortgage debts and finance leases, excluding the unamortized balance of fair value adjustments and debt issuance costs totaling approximately $(578).
(2)    Represents reclassifications between accumulated depreciation and buildings, improvements and equipment made to record certain properties at fair value in accordance with GAAP.
(3)    Aggregate cost for federal income tax purposes is approximately $7,405,729.
(4)    We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.
(5)    These properties are collateral for our $62,499 of mortgage debts.
(6)    These properties are subject to our $6,636 of finance leases.

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(dollars in thousands)
Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance as of December 31, 2018	$7,876,300	$1,534,392
Additions	277,350	221,165
Disposals	(250,996)	(54,816)
Impairment	(114,786)	—
Cost basis adjustment (1)	(77,642)	(77,642)
Reclassification of assets held for sale, net	(248,640)	(52,298)
Balance as of December 31, 2019	7,461,586	1,570,801
Additions	192,124	216,418
Disposals	(145,430)	(10,228)
Impairment	(106,972)	—
Cost basis adjustment (1)	(126,127)	(126,127)
Reclassification of assets held for sale, net	135,549	44,037
Balance as of December 31, 2020	7,410,730	1,694,901
Additions	229,735	223,039
Disposals	(910,372)	(158,523)
Impairment	174	—
Cost basis adjustment (1)	(29,762)	(29,762)
Reclassification of assets held for sale, net	113,051	8,152
Balance as of December 31, 2021	$6,813,556	$1,737,807
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

DIVERSIFIED HEALTHCARE TRUST

By:	/s/ Jennifer F. Francis
Jennifer F. Francis President and Chief Executive Officer
Dated: February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jennifer F. Francis	Managing Trustee, President and Chief Executive Officer (principal executive officer)	February 23, 2022
Jennifer F. Francis

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 23, 2022
Richard W. Siedel, Jr.

/s/ John L. Harrington	Independent Trustee	February 23, 2022
John L. Harrington

/s/ Lisa Harris Jones	Independent Trustee	February 23, 2022
Lisa Harris Jones

/s/ Daniel F. LePage	Independent Trustee	February 23, 2022
Daniel F. LePage

/s/ Adam D. Portnoy	Managing Trustee	February 23, 2022
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 23, 2022
Jeffrey P. Somers