Form 10-Q
period 2022-03-31
DIVERSIFIED HEALTHCARE TRUST
filed 2022-05-03
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of April 29, 2022: 238,988,296

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

March 31, 2022

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Real estate properties:
Land	$652,302	$741,501
Buildings and improvements	5,760,881	6,072,055
Total real estate properties, gross	6,413,183	6,813,556
Accumulated depreciation	(1,689,680)	(1,737,807)
Total real estate properties, net	4,723,503	5,075,749

Investments in unconsolidated joint ventures	266,741	215,127
Cash and cash equivalents	732,058	634,848
Restricted cash	759,938	382,097
Acquired real estate leases and other intangible assets, net	40,231	48,746
Other assets, net	252,908	266,947
Total assets	$6,775,379	$6,623,514

Liabilities and Shareholders' Equity
Revolving credit facility	$700,000	$800,000
Senior unsecured notes, net	2,808,467	2,806,811
Secured debt and finance leases, net	68,731	69,713
Accrued interest	45,579	29,845
Assumed real estate lease obligations, net	1,384	2,556
Other liabilities	250,485	252,199
Total liabilities	3,874,646	3,961,124

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 238,988,296 and 238,994,894 shares issued and outstanding, respectively	2,390	2,390
Additional paid in capital	4,615,785	4,615,475
Cumulative net income	2,328,047	2,087,624
Cumulative distributions	(4,045,489)	(4,043,099)
Total shareholders' equity	2,900,733	2,662,390
Total liabilities and shareholders' equity	$6,775,379	$6,623,514
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental income	$65,285	$102,758
Residents fees and services	245,448	259,966
Total revenues	310,733	362,724

Expenses:
Property operating expenses	268,742	287,391
Depreciation and amortization	57,259	66,153
General and administrative	7,285	7,542
Acquisition and certain other transaction related costs	928	—
Impairment of assets	—	(174)
Total expenses	334,214	360,912

Gain (loss) on sale of properties	327,794	(122)
Losses on equity securities, net	(8,553)	(8,339)
Interest and other income	395	2,835
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,472 and $2,812, respectively)	(57,131)	(60,091)
Loss on modification or early extinguishment of debt	(483)	(2,040)
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	238,541	(65,945)
Income tax expense	(1,472)	(238)
Equity in earnings of investees	3,354	—
Net income (loss)	240,423	(66,183)
Net income attributable to noncontrolling interest	—	(1,322)
Net income (loss) attributable to common shareholders	$240,423	$(67,505)

Weighted average common shares outstanding (basic)	238,149	237,834
Weighted average common shares outstanding (diluted)	238,198	237,834

Per common share amounts (basic and diluted):
Net income (loss) attributable to common shareholders	$1.01	$(0.28)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2021:	238,994,894	$2,390	$4,615,475	$2,087,624	$(4,043,099)	$2,662,390	$—	$2,662,390
Net income	—	—	—	240,423	—	240,423	—	240,423
Distributions	—	—	—	—	(2,390)	(2,390)	—	(2,390)
Share grants	—	—	318	—	—	318	—	318
Share repurchases	(1,698)	—	(5)	—	—	(5)	—	(5)
Share forfeitures	(4,900)	—	(3)	—	—	(3)	—	(3)
Balance at March 31, 2022:	238,988,296	$2,390	$4,615,785	$2,328,047	$(4,045,489)	$2,900,733	$—	$2,900,733

Balance at December 31, 2020:	238,268,478	$2,383	$4,613,904	$1,913,109	$(4,033,559)	$2,495,837	$123,385	$2,619,222
Net (loss) income	—	—	—	(67,505)	—	(67,505)	1,322	(66,183)
Distributions	—	—	—	—	(2,383)	(2,383)	—	(2,383)
Share grants	—	—	228	—	—	228	—	228
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,694)	(5,694)
Balance at March 31, 2021:	238,268,478	$2,383	$4,614,132	$1,845,604	$(4,035,942)	$2,426,177	$119,013	$2,545,190
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$240,423	$(66,183)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	57,259	66,153
Net amortization of debt premiums, discounts and issuance costs	2,472	2,812
Straight line rental income	(1,745)	(804)
Amortization of acquired real estate leases	105	(1,866)
Loss on modification or early extinguishment of debt	483	2,040
Impairment of assets	—	(174)
(Gain) loss on sale of properties	(327,794)	122
Losses on equity securities, net	8,553	8,339
Other non-cash adjustments, net	(628)	(715)
Unconsolidated joint venture distributions	2,720	—
Equity in earnings of investees	(3,354)	—
Change in assets and liabilities:
Deferred leasing costs, net	(2,568)	(3,309)
Other assets	21,326	(20,533)
Accrued interest	15,734	29,035
Other liabilities	(20,250)	19,905
Net cash (used in) provided by operating activities	(7,264)	34,822

Cash flows from investing activities:
Real estate improvements	(55,791)	(44,005)
Proceeds from sale of properties, net	252	8,702
Proceeds from sale of properties to joint venture, net	643,892	—
Net cash provided by (used in) investing activities	588,353	(35,303)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net	—	492,500
Proceeds from borrowings on revolving credit facility	—	800,000
Repayments of borrowings on revolving credit facility	(100,000)	—
Repayment of term loan	—	(200,000)
Repayment of other debt	(838)	(779)
Payment of debt issuance costs	(2,805)	(4,007)
Repurchase of common shares	(5)	—
Distributions to noncontrolling interest	—	(5,694)
Distributions to shareholders	(2,390)	(2,383)
Net cash (used in) provided by financing activities	(106,038)	1,079,637

Increase in cash and cash equivalents and restricted cash	475,051	1,079,156
Cash and cash equivalents and restricted cash at beginning of period	1,016,945	90,849
Cash and cash equivalents and restricted cash at end of period	$1,491,996	$1,170,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Interest paid	$38,925	$29,071
Income taxes paid	$50	$—

Non-cash investing activities:
Decrease in assets resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	$(355,669)	$—
Real estate improvements accrued, not paid	$20,645	$18,513
Capitalized interest	$—	$827
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of March 31,
	2022	2021
Cash and cash equivalents	$732,058	$843,237
Restricted cash (1)	759,938	326,768
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$1,491,996	$1,170,005
(1) As of March 31, 2022, restricted cash consists of proceeds from the sale of joint venture interests and proceeds from the sale of properties to joint ventures held as collateral pursuant to the agreement governing our revolving credit facility, or our credit agreement. We may use these funds to pay for approved expenditures in accordance with our credit agreement. Restricted cash also consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties. Prior to the deconsolidation of the joint venture that owns a life science property located in Boston, Massachusetts, or our Boston life science property joint venture, restricted cash also consisted of cash held for the operations of this joint venture. As of March 31, 2021, restricted cash also included amounts we used to redeem all $300,000 of our then outstanding 6.75% senior notes due 2021 in June 2021, when these notes became redeemable with no prepayment premium.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation
The accompanying condensed consolidated financial statements of Diversified Healthcare Trust and its subsidiaries, or we, us, or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or our Annual Report.
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
We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 450, Contingencies, or ASC 450. Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; and then, as information becomes known, the minimum loss amount is updated, as appropriate. A minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

Note 2.  Real Estate Investments
As of March 31, 2022, we wholly owned 378 properties located in 36 states and Washington, D.C. and we owned a 20% equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 98% leased with an average (by annualized rental income) remaining lease term of 6.6 years.
Joint Venture Activities:
As of March 31, 2022, we had equity investments in joint ventures as follows:

Joint Venture	DHC Ownership	DHC Carrying Value of Investment at March 31, 2022	Number of Properties	Location	Square Feet
Seaport Innovation LLC	20%	$216,416	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	50,325	10	CA, MA, NY, TX, WA	1,068,763
		$266,741	11		2,203,242

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The following table provides a summary of the mortgage debts of these joint ventures:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance at March 31, 2022 (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2)	3.53%	8/6/2026	$620,000
Mortgage Notes Payable (secured by nine properties in five states)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (3)	2.20%	2/9/2024	266,825
	3.19%		$1,076,625
(1)Amounts are not adjusted for our minority equity interest.
(2)Following the deconsolidation in December 2021 of the net assets of our Boston life science property joint venture, we no longer include this $620,000 of secured debt financing in our consolidated balance sheet; however, we continue to provide certain guaranties on this debt.
(3)The maturity date of February 9, 2024 is subject to three, one year extension options and requires interest to be paid at SOFR plus a premium of 1.90%. The interest rate is as of March 31, 2022. This joint venture has also purchased an interest rate cap through February 2024 with a SOFR strike rate equal to 4.00%.

In December 2021, we sold an additional 35% equity interest from our then remaining 55% equity interest in our Boston life science property joint venture to another third party institutional investor for $373,847, which includes certain costs associated with the formation of this joint venture. Effective as of the date of the sale, we deconsolidated this joint venture and we now account for this joint venture using the equity method of accounting under the fair value option. Prior to the deconsolidation of the net assets of this joint venture, the joint venture investor's interest in this consolidated entity was reflected as noncontrolling interest in our consolidated financial statements. After giving effect to the sale, we continue to own a 20% equity interest in this joint venture. Our investment amount was based on a property valuation of $1,700,000, less $620,000 of existing mortgage debts on the property that this joint venture assumed. See Note 5 for more information regarding the use of the equity method for this joint venture.
In January 2022, we entered into a joint venture with two unrelated third party institutional investors for 10 medical office and life science properties we owned, or our 10 medical office and life science properties joint venture, for aggregate proceeds, before closing costs and other adjustments, of approximately $653,300. We deconsolidated the net assets of these properties and recognized a net gain on sale of $327,542 related to this transaction, which is included in gain on sale of properties in our consolidated statements of comprehensive income (loss). The investors acquired a 41% and 39% equity interest in the joint venture and we retained a 20% equity interest in the joint venture. Effective as of the date of the sale, we deconsolidated these properties and we now account for this joint venture using the equity method of accounting under the fair value option. The investment amounts are based upon a property valuation of approximately $702,500, less approximately $456,600 of secured debt on the properties incurred by this joint venture. See Note 5 for more information regarding the use of the equity method for this joint venture.
Acquisitions and Dispositions:
We did not acquire or dispose of any properties during the three months ended March 31, 2022.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Certain of our leases provide for base rent payments and in addition, may include variable payments. Rental income from operating leases, including any payments derived by index or market based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term.
We increased rental income to record revenue on a straight line basis by $1,745 and $804 for the three months ended March 31, 2022 and 2021, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $69,192 and $82,131 of straight line rent receivables at March 31, 2022 and December 31, 2021, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $10,708 and $18,228 for the three months ended March 31, 2022 and 2021, respectively, of which tenant reimbursements totaled $10,663 and $18,180, respectively.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $28,740 and $29,074, respectively, as of March 31, 2022, and $4,153 and $4,352, respectively, as of December 31, 2021. The right of use asset and related lease liability are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.

Note 4.  Indebtedness
Our principal debt obligations, excluding any debt obligations of our joint ventures, at March 31, 2022 were: (1) outstanding borrowings under our $700,000 revolving credit facility; (2) $2,850,000 outstanding principal amount of senior unsecured notes; and (3) $61,976 aggregate principal amount of mortgage notes secured by six properties. These six mortgaged properties had a gross book value of $115,874 at March 31, 2022. We also had two properties subject to finance leases with lease obligations totaling $6,321 at March 31, 2022; these two properties had gross book value and accumulated depreciation of $37,024 and $18,418, respectively, at March 31, 2022, and $36,730 and $18,203, respectively, at December 31, 2021, and the finance leases expire in 2026.
We have a $700,000 revolving credit facility that is used for general business purposes. The maturity date of our revolving credit facility is January 2024. Our revolving credit facility generally provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2022, our revolving credit facility required interest to be paid on borrowings at the annual rate of 3.0%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility.
The weighted average annual interest rates for borrowings under our revolving credit facility were 2.9% for each of the three months ended March 31, 2022 and 2021. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. As of March 31, 2022 and April 29, 2022, we were fully drawn under our revolving credit facility.
In February 2022, we and our lenders amended our credit agreement. Pursuant to the amendment:
•the waiver of the fixed charge coverage ratio covenant included in our credit agreement has been extended through December 31, 2022, or the Amendment Period;
•the revolving credit facility commitments have been reduced from $800,000 to $700,000 following our repayment of $100,000, and as a result of the reduction in commitments, we recorded a loss on modification or early extinguishment of debt of $483 for the three months ended March 31, 2022;

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
Pursuant to our credit agreement, we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit agreement and agreed to provide, and as of September 2021 had provided, first mortgage liens on 61 medical office and life science properties with an aggregate gross book value of real estate assets of $994,281 as of March 31, 2022 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things.
In April 2022, we prepaid a mortgage note secured by one of our medical office properties with an outstanding principal balance of approximately $10,934, a maturity date in July 2022 and an annual interest rate of 6.28%. We prepaid this mortgage using cash on hand.
Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our credit agreement restricts our ability to make distributions under certain circumstances. As of March 31, 2022, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis. We believe we were in compliance with the remaining terms and conditions of the respective covenants under our credit agreement and our senior unsecured notes indentures and their supplements at March 31, 2022. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate may cause increased pressure on our ability to satisfy financial and other covenants. Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants.

Note 5.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at March 31, 2022 and December 31, 2021, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of March 31, 2022		As of December 31, 2021
Description	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Recurring Fair Value Measurements Assets:
Investment in AlerisLife (Level 1) (1)	$22,987	$22,987	$31,540	$31,540
Investment in unconsolidated joint venture (Level 3) (2)	$216,416	$216,416	$215,127	$215,127
Investment in unconsolidated joint venture (Level 3) (3)	$50,325	$50,325	$—	$—

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
(1)Our 10,691,658 shares of common stock of AlerisLife Inc., or AlerisLife, are included in other assets, net in our condensed consolidated balance sheets, and are reported at fair value, which is based upon quoted market prices on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs). During the three months ended March 31, 2022 and 2021, we recorded unrealized losses of $8,553 and $8,339, respectively, which are included in losses on equity securities, net in our condensed consolidated statements of comprehensive income (loss), to adjust the carrying value of our investment in AlerisLife common shares to their fair value. See Note 11 for further information about our investment in AlerisLife.
(2)The 20% equity interest we own in our Boston life science property joint venture is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are a discount rate of 5.58%, an exit capitalization rate of 5.25%, a holding period of approximately 10 years and market rents. The assumptions made in the fair value analysis are based on the location, type and nature of the property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Note 2 for further information regarding this joint venture.
(3)The 20% equity interest we own in our 10 medical office and life science properties joint venture is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are discount rates of between 5.67% and 8.93%, exit capitalization rates of between 4.75% and 6.00%, holding periods of approximately 10 years and market rents. The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Note 2 for further information regarding this joint venture.
In addition to the assets described in the table above, our financial instruments at March 31, 2022 and December 31, 2021 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, senior unsecured notes, secured debt and finance leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of March 31, 2022		As of December 31, 2021
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 4.750% coupon rate, due 2024	$249,418	$238,401	$249,348	$257,695
Senior unsecured notes, 9.750% coupon rate, due 2025	988,790	1,056,375	987,903	1,081,990
Senior unsecured notes, 4.750% coupon rate, due 2028	492,517	462,823	492,199	491,480
Senior unsecured notes, 4.375% coupon rate, due 2031	492,342	428,303	492,127	480,763
Senior unsecured notes, 5.625% coupon rate, due 2042	342,279	253,540	342,183	309,260
Senior unsecured notes, 6.250% coupon rate, due 2046	243,121	198,400	243,051	226,500
Secured debts (2)	68,731	69,379	69,713	71,963
	$2,877,198	$2,707,221	$2,876,524	$2,919,651
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
We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 input) as of March 31, 2022. We estimated the fair values of our four issuances of senior unsecured notes due 2024, 2025, 2028 and 2031 using an average of the bid and ask price on Nasdaq on or about March 31, 2022 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 6. Noncontrolling Interest
In March 2017, we entered into our Boston life science property joint venture. The investor owned a 45% equity interest in the joint venture, and we owned the remaining 55% equity interest in the joint venture. We determined that, while we owned a 55% equity interest in this joint venture, this joint venture was a variable interest entity, or VIE, and that we controlled the activities that most significantly impacted the economic performance of this entity; we therefore consolidated the results of this joint venture in our financial statements. In December 2021, we sold an additional 35% equity interest in our Boston life science property joint venture to another third party institutional investor. After giving effect to the sale, we continue to own a 20% equity interest in this joint venture, but have determined that we are no longer the primary beneficiary. Effective as of the date of the sale, we deconsolidated these properties and we now account for this joint venture using the equity method of accounting under the fair value option. The portion of the joint venture's net income and comprehensive income not attributable to us, or $1,322 for the three months ended March 31, 2021, is reported as a noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). This joint venture made aggregate cash distributions to the other joint venture investor of $5,694 for the three months ended March 31, 2021, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated statement of shareholders' equity.

Note 7.  Shareholders' Equity
Common Share Repurchases:
During the three months ended March 31, 2022, we purchased 1,698 of our common shares, valued at $3.20 per common share, from a former employee of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares.
Distributions:
During the three months ended March 31, 2022, we declared and paid a quarterly distribution to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 13, 2022	January 24, 2022	February 17, 2022	$0.01	$2,390
On April 14, 2022, we declared a quarterly distribution to common shareholders of record on April 25, 2022 of $0.01 per share, or approximately $2,390. We expect to pay this distribution on or about May 19, 2022.

Note 8.  Segment Reporting
We operate in, and report financial information for, the following two segments: Office Portfolio and senior housing operating portfolio, or SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities.
We also report “non-segment” operations, consisting of triple net leased senior living communities and wellness centers that are leased to third party operators from which we receive rents, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$54,997	$—	$10,288	$65,285
Residents fees and services	—	245,448	—	245,448
Total revenues	54,997	245,448	10,288	310,733

Expenses:
Property operating expenses	23,447	245,295	—	268,742
Depreciation and amortization	18,390	35,983	2,886	57,259
General and administrative	—	—	7,285	7,285
Acquisition and certain other transaction related costs	—	—	928	928
Total expenses	41,837	281,278	11,099	334,214

Gain on sale of properties	327,542	252	—	327,794
Losses on equity securities, net	—	—	(8,553)	(8,553)
Interest and other income	—	199	196	395
Interest expense	(365)	(494)	(56,272)	(57,131)
Loss on modification or early extinguishment of debt	—	—	(483)	(483)
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	340,337	(35,873)	(65,923)	238,541
Income tax expense	—	—	(1,472)	(1,472)
Equity in earnings of investees	3,354	—	—	3,354
Net income (loss)	$343,691	$(35,873)	$(67,395)	$240,423
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services, or HHS, established a Provider Relief Fund. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned to HHS. We recognize income from government grants on a systematic and rational basis over the period in which we recognize the related expenses or loss of revenues for which the grants are intended to compensate when there is reasonable assurance that we will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. We have recognized $199 and $2,433 as other income in our condensed consolidated statements of comprehensive income (loss) with respect to our SHOP segment for the three months ended March 31, 2022 and 2021, respectively.

	As of March 31, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,991,516	$2,981,824	$1,802,039	$6,775,379

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$93,323	$—	$9,435	$102,758
Residents fees and services	—	259,966	—	259,966
Total revenues	93,323	259,966	9,435	362,724

Expenses:
Property operating expenses	31,293	256,098	—	287,391
Depreciation and amortization	31,938	31,361	2,854	66,153
General and administrative	—	—	7,542	7,542
Impairment of assets	—	(174)	—	(174)
Total expenses	63,231	287,285	10,396	360,912

Loss on sale of properties	(122)	—	—	(122)
Losses on equity securities, net	—	—	(8,339)	(8,339)
Interest and other income	—	2,433	402	2,835
Interest expense	(5,939)	(528)	(53,624)	(60,091)
Loss on modification or early extinguishment of debt	—	—	(2,040)	(2,040)
Income (loss) from continuing operations before income tax expense	24,031	(25,414)	(64,562)	(65,945)
Income tax expense	—	—	(238)	(238)
Net income (loss)	24,031	(25,414)	(64,800)	(66,183)
Net income attributable to noncontrolling interest	(1,322)	—	—	(1,322)
Net income (loss) attributable to common shareholders	$22,709	$(25,414)	$(64,800)	$(67,505)

	As of December 31, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$2,282,652	$2,995,819	$1,345,043	$6,623,514

Note 9. Senior Living Community Management Agreements
Our managed senior living communities are operated by third parties pursuant to management agreements. Five Star Senior Living, or Five Star, which is an operating division of AlerisLife, manages certain of our SHOP communities.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
•that beginning in 2025, we will have the right to terminate up to 10% of the senior living communities that Five Star is continuing to manage, based on total revenues per year for failure to meet 80% of a target earnings before interest, taxes, depreciation and amortization for the applicable period;
•that the incentive fee that Five Star may earn in any calendar year for the senior living communities that Five Star is continuing to manage is no longer subject to a cap and that any senior living communities that are undergoing a major renovation or repositioning are excluded from the calculation of the incentive fee;
•that RMR will oversee any major renovation or repositioning activities at the senior living communities that Five Star is continuing to manage; and
•that the term of our management agreements with Five Star for our senior living communities that Five Star is continuing to manage was extended by two years to December 31, 2036.
Pursuant to these changes, we and Five Star entered into an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that Five Star is continuing to manage, and interim management agreements for the senior living communities that we and Five Star agreed to transition to new third party managers. These agreements replaced our prior master leases and management and pooling agreements with Five Star. In addition, AlerisLife delivered to us a related amended and restated guaranty agreement pursuant to which AlerisLife is continuing to guarantee the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements.
As of December 31, 2021, we had transitioned 107 of the 108 senior living communities, containing 7,340 living units, from Five Star to new third party managers. The remaining senior living community was closed in February 2022 and we are assessing opportunities to redevelop that property. We continue to lease our senior living communities that have been transitioned to new managers to our taxable REIT subsidiaries, or TRSs. We incurred and expect to continue to incur costs related to retention and other transition costs for these communities. For the three months ended March 31, 2022, we recorded $928 of these costs to acquisition and certain other transaction related costs in our condensed consolidated statements of comprehensive income (loss).
Our Senior Living Communities Managed by Five Star. Five Star managed 120 and 235 of our senior living communities as of March 31, 2022 and 2021, respectively. We lease our senior living communities that are managed by Five Star to our TRSs.
We incurred management fees payable to Five Star of $8,932 and $13,850 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, $8,142 and $13,016, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $790 and $834, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We incurred fees of $1,916 and $5,441 for the three months ended March 31, 2022 and 2021, respectively, with respect to rehabilitation services Five Star provided at our senior living communities that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
We lease to Five Star space at certain of our senior living communities, which it uses to provide certain outpatient rehabilitation and wellness services. We recorded $388 and $397 for the three months ended March 31, 2022 and 2021, respectively, with respect to these leases.
Our Senior Living Communities Managed by Other Third Party Managers. We incurred management fees payable to the new third party managers of $5,108 for the three months ended March 31, 2022. These amounts are included in property operating expenses in our condensed consolidated financial statements.
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended March 31,
Revenue from contracts with customers:	2022	2021
Basic housing and support services	$192,874	$188,029
Medicare and Medicaid programs	19,817	35,948
Private pay and other third party payer SNF services	32,757	35,989
Total residents fees and services	$245,448	$259,966

Note 10. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to the property level operations of our medical office and life science properties and major renovation or repositioning activities at our senior living communities that we may request RMR to manage from time to time. See Note 11 for further information regarding our relationship, agreements and transactions with RMR.
We recognized net business management fees of $4,813 and $5,317 for the three months ended March 31, 2022 and 2021, respectively. Based on our common share total return, as defined in our business management agreement, as of each of March 31, 2022 and 2021, no estimated incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2022 or 2021. The actual amount of annual incentive fees for 2022, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2022, and will be payable in January 2023. We did not incur any incentive fee payable for the year ended December 31, 2021. We recognize business management and incentive fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss). RMR provides management services to our joint ventures. See Note 11 for further information regarding our joint ventures' management arrangements with RMR and the related impact on our management fees payable to RMR.
We and RMR amended our business management agreement effective August 1, 2021 to provide that (i) for periods beginning on and after August 1, 2021, the MSCI U.S. REIT/Health Care REIT Index will be used to calculate benchmark returns per share for purposes of determining any incentive management fee payable by us to RMR, and (ii) for periods prior to August 1, 2021, the SNL U.S. REIT Healthcare Index will continue to be used. This change of index was due to S&P Global ceasing to publish the SNL U.S. REIT Healthcare Index.
We recognized aggregate net property management and construction supervision fees of $2,391 and $3,154 for the three months ended March 31, 2022 and 2021, respectively. Of those amounts, for the three months ended March 31, 2022 and 2021, $1,349 and $2,485, respectively, of property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,042 and $669, respectively, were capitalized as building

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $2,964 and $3,297 for these expenses and costs for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss) for these periods.
On June 9, 2021, we and RMR amended our property management agreement to, among other things, provide for RMR's oversight of any major capital projects and repositionings at our senior living communities, including our senior living communities which Five Star is continuing to manage, and that RMR will receive the same fee previously paid to Five Star for such services, which is equal to 3% of the cost of any such major capital project or repositioning.

Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., AlerisLife (including Five Star) and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR. The Chair of our Board and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and the chair of the board of directors and a managing director of AlerisLife. Jennifer F. Francis, our other Managing Trustee and our President and Chief Executive Officer, and our Chief Financial Officer and Treasurer are also employees and officers of RMR. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR, an officer of ABP Trust and a managing director and the secretary of AlerisLife. Certain of AlerisLife's officers are officers and employees of RMR. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Adam Portnoy serves as the chair of the board and as a managing director or managing trustee of these companies. Other officers of RMR, including Ms. Clark and certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services.
AlerisLife. We are currently AlerisLife's largest stockholder. As of March 31, 2022, we owned 10,691,658 of AlerisLife's common shares, or approximately 32.8% of AlerisLife's outstanding common shares. Five Star is an operating division of AlerisLife. Five Star manages certain of the senior living communities we own pursuant to the Master Management Agreement. RMR provides management services to both us and Five Star. See Note 9 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star) and Note 5 for further information regarding our investment in AlerisLife.
As of March 31, 2022, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., together with ABP Trust, owned approximately 6.2% of AlerisLife's outstanding common shares.
Our Joint Ventures. We have two separate joint venture arrangements with two third party institutional investors, our Boston life science property joint venture and our 10 medical office and life science properties joint venture, each in which we own a 20% equity interest. We initially entered into our Boston life science property joint venture prior to January 1, 2021, and we entered into our 10 medical office and life science properties joint venture in January 2022. RMR provides management services to both of these joint ventures. Our joint ventures are not our consolidated subsidiaries and, as a result, we are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding the joint ventures. Prior to December 23, 2021, our Boston life science property joint venture was our consolidated subsidiary and, as such, we were previously obligated to pay management fees to RMR under our management agreements with RMR for

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
the services it provided regarding that joint venture; however, that joint venture paid management fees directly to RMR, and any such fees paid by that joint venture were credited against the fees payable by us to RMR. In addition, we wholly owned the 10 medical office and life science properties until the contribution of these properties to the applicable joint venture in January 2022 and we paid management fees to RMR for the management services it provided to us for those properties up until that time. As of March 31, 2022, we owed $185 to our 10 medical office and life science properties joint venture for rents that we collected on behalf of that joint venture. In addition, in connection with the closing of our 10 medical office and life science properties joint venture, we paid mortgage escrow amounts and closing costs of $11,113 that were payable by that joint venture. Those costs are presented as other assets, net, in our condensed consolidated balance sheet.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.

Note 12.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. During the three months ended March 31, 2022 and 2021, we recognized income tax expense of $1,472 and $238, respectively.

Note 13. Weighted Average Common Shares (share amounts in thousands)
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average common shares for basic earnings per share	238,149	237,834
Effect of dilutive securities: unvested share awards	49	—
Weighted average common shares for diluted earnings per share (1)	238,198	237,834
(1) For the three months ended March 31, 2021, 20 unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
OVERVIEW
We are a REIT that is organized under Maryland law and which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of March 31, 2022, we wholly owned 378 properties, including seven closed senior living communities, located in 36 states and Washington, D.C. At March 31, 2022, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $6.8 billion.
As of March 31, 2022, we owned a 20% equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that was 98% leased with an average (by annualized rental income) remaining lease term of 6.6 years.
Our business is focused on healthcare related properties, including medical office and life science properties, senior living communities, wellness centers and other medical and healthcare related properties. We believe that the healthcare sector and many of our tenants, managers and operators provide essential services across the United States. Due to restrictions intended to prevent the spread of the virus that causes COVID-19, certain of our medical office and wellness center tenants, which include physician practices that had discontinued non-essential surgeries and procedures and fitness centers that had been ordered closed by state executive orders, experienced disruptions to their businesses. Our senior living community operators also experienced disruptions, including limitations on in-person tours and new admissions, and experienced challenges in attracting new residents to their communities in addition to experiencing increased expenses due to increased labor costs, including higher health benefits costs, and increased costs and consumption of supplies, including personal protective equipment.
We are closely monitoring the impacts of the COVID-19 pandemic and the current inflationary market conditions on all aspects of our business, including, but not limited to, labor availability, wage inflation and cost pressures from supply chain disruptions and commodity price inflation in our SHOP segment. We expect to continue to have elevated labor costs on a per resident basis.
We believe that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including senior living.
In the first quarter of 2021, following the holiday season, the reopening of economies and the easing of restrictions, the United States experienced peak numbers of COVID-19 infections. In some cases, certain states and municipalities again required the closure of certain business activities and imposed certain other restrictions. It is unclear whether the number of COVID-19 infections will further increase or amplify in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, or our managers', operators' and tenants' businesses. As a result of these uncertainties, we are unable to determine what the ultimate impacts will be on our, our tenants', our managers', our operators' and other stakeholders' businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic and its aftermath on us and our business, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors" in our Annual Report.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

As of March 31, 2022	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q1 2022 Revenues	% of Q1 2022 Revenues	Q1 2022 NOI (3)	% of Q1 2022 NOI
Office Portfolio (4)	104	8,724,331	sq. ft.	$2,170,756	32.0%	$249	$54,997	17.7%	$31,550	75.1%
SHOP	234	25,088	units	4,190,563	61.7%	$167,035	245,448	79.0%	153	0.4%
Triple net leased senior living communities	30	2,424	units	252,906	3.7%	$104,334	6,470	2.1%	6,470	15.4%
Wellness centers	10	812,000	sq. ft.	178,110	2.6%	$219	3,818	1.2%	3,818	9.1%
Total	378			$6,792,335	100.0%		$310,733	100.0%	$41,991	100.0%

	Occupancy
	As of and For the Three Months Ended March 31,
	2022	2021
Office Portfolio (5)	89.3%	92.3%
SHOP	73.0%	69.5%
Triple net leased senior living communities (6)(7)	80.1%	76.4%
Wellness centers (7)	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at March 31, 2022.
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
(5)Medical office and life science property occupancy data is as of March 31, 2022 and 2021 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(6)Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale, if any, and data for which there was a transfer of operations during the periods presented.
(7)Operating data for triple net leased senior living communities leased to third party operators and wellness centers are presented based upon the operating results provided by our tenants for the three months ended December 31, 2021 and 2020, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.
During the three months ended March 31, 2022, we entered into new and renewal leases at our medical office and life science properties in our Office Portfolio segment as summarized in the following table (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended March 31, 2022
	New Leases	Renewals	Total
Square feet leased during the quarter	120	81	201
Weighted average rental rate change (by rentable square feet)	15.1%	0.5%	8.2%
Weighted average lease term (years) (1)	9.9	4.1	7.4
Total leasing costs and concession commitments (2)	$11,330	$1,208	$12,538
Total leasing costs and concession commitments per square foot (2)	$94.34	$14.91	$62.35
Total leasing costs and concession commitments per square foot per year (2)	$9.52	$3.62	$8.45
(1)Weighted based on annualized rental income pursuant to existing leases as of March 31, 2022, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.
(2)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Lease Expiration Schedules
As of March 31, 2022, lease expirations at our medical office and life science properties in our Office Portfolio segment are as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2022	71	758,676	9.7%	9.7%	$19,222	8.7%	8.7%
2023	46	658,560	8.5%	18.2%	17,185	7.8%	16.5%
2024	73	978,491	12.6%	30.8%	26,620	12.1%	28.6%
2025	67	692,919	8.9%	39.7%	16,337	7.4%	36.0%
2026	63	792,127	10.2%	49.9%	23,588	10.7%	46.7%
2027	51	682,386	8.8%	58.7%	17,089	7.8%	54.5%
2028	31	861,190	11.1%	69.8%	21,717	9.9%	64.4%
2029	32	321,870	4.1%	73.9%	10,206	4.6%	69.0%
2030	18	388,369	5.0%	78.9%	7,710	3.5%	72.5%
2031 and thereafter	47	1,653,451	21.1%	100.0%	60,586	27.5%	100.0%
Total	499	7,788,039	100.0%		$220,260	100.0%

Weighted average remaining lease term (in years)		5.3			5.8
(1)Annualized rental income is based on rents pursuant to existing leases as of March 31, 2022, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.
Lease expiration data for our triple net leased senior living communities leased to third party operators and wellness centers has not been provided because there were no changes to the lease expiration schedules from those reported in our Annual Report, except for the transfer of operations of one senior living community previously managed by Five Star under our TRS structure to a third party operator in January 2022 for a 10 year lease term expiring in 2031.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
We operate in, and report financial information for, the following two segments: Office Portfolio and SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities.
We also report “non-segment” operations, consisting of triple net leased senior living communities and wellness centers that are leased to third party operators from which we receive rents, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
The following table summarizes the results of operations of each of our segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Revenues:
Office Portfolio	$54,997	$93,323
SHOP	245,448	259,966
Non-Segment	10,288	9,435
Total revenues	$310,733	$362,724

Net income (loss) attributable to common shareholders:
Office Portfolio	$343,691	$22,709
SHOP	(35,873)	(25,414)
Non-Segment	(67,395)	(64,800)
Net income (loss) attributable to common shareholders	$240,423	$(67,505)
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended March 31, 2022 to the three months ended March 31, 2021. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
NOI by segment:
Office Portfolio	$31,550	$62,030	$(30,480)	(49.1)%
SHOP	153	3,868	(3,715)	(96.0)%
Non-Segment	10,288	9,435	853	9.0%
Total NOI	41,991	75,333	(33,342)	(44.3)%

Depreciation and amortization	57,259	66,153	(8,894)	(13.4)%
General and administrative	7,285	7,542	(257)	(3.4)%
Acquisition and certain other transaction related costs	928	—	928	nm
Impairment of assets	—	(174)	174	(100.0)%
Gain (loss) on sale of properties	327,794	(122)	327,916	nm
Losses on equity securities, net	(8,553)	(8,339)	(214)	2.6%
Interest and other income	395	2,835	(2,440)	(86.1)%
Interest expense	(57,131)	(60,091)	2,960	(4.9)%
Loss on modification or early extinguishment of debt	(483)	(2,040)	1,557	(76.3)%
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	238,541	(65,945)	304,486	nm
Income tax expense	(1,472)	(238)	(1,234)	nm
Equity in earnings of investees	3,354	—	3,354	nm
Net income (loss)	240,423	(66,183)	306,606	nm
Net income attributable to noncontrolling interest	—	(1,322)	1,322	(100.0)%
Net income (loss) attributable to common shareholders	$240,423	$(67,505)	$307,928	nm
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of March 31,		As of March 31,
	2022	2021	2022	2021
Total buildings	95	95	104	122
Total square feet (2)	8,020	8,020	8,724	11,190
Occupancy (3)	92.5%	92.8%	89.3%	92.3%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2021; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.
(2)Prior periods exclude space remeasurements made subsequent to those periods.
(3)All property occupancy for medical office and life science properties includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants, and (iii) space being fitted out for occupancy. Comparable property occupancy excludes out of service assets undergoing redevelopment and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2022	2021	Change	Change	2022	2021	2022	2021	Change	Change
Rental income	$48,428	$48,123	$305	0.6%	$6,569	$45,200	$54,997	$93,323	$(38,326)	(41.1)%
Property operating expenses	(19,868)	(19,174)	694	3.6%	(3,579)	(12,119)	(23,447)	(31,293)	(7,846)	(25.1)%
NOI	$28,560	$28,949	$(389)	(1.3)%	$2,990	$33,081	$31,550	$62,030	$(30,480)	(49.1)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2021; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income decreased primarily due to the deconsolidation of 11 medical office and life science properties currently owned by unconsolidated joint ventures in each of which we own a 20% equity interest and our disposition of five properties since January 1, 2021 and assets being taken out of service and/or undergoing redevelopment, partially offset by an increase in rental income at our comparable properties. Rental income increased at our comparable properties primarily due to higher average rents achieved from our new and renewal leasing activity and increased parking revenue at certain of our comparable properties as certain states and municipalities have eased restrictions related to the COVID-19 pandemic, tenants' employees have increasingly returned to the office and commercial activity has increased, partially offset by decreases in tax escalation income and other property operating expense reimbursements at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses is primarily due to the deconsolidation of 11 medical office and life science properties currently owned by unconsolidated joint ventures in each of which we own a 20% equity interest and our disposition of five properties since January 1, 2021 and assets being taken out of service and/or undergoing redevelopment, partially offset by an increase in property operating expenses at our comparable properties. Property operating expenses at our comparable properties increased primarily due to increases in utility expenses, landscaping expenses and other direct costs, partially offset by decreases in real estate taxes at certain of our comparable properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended March 31,		Ended March 31,
	2022	2021	2022	2021
Total properties	120	120	234	235
Number of units	17,899	17,899	25,088	26,963
Occupancy	74.1%	72.7%	73.0%	69.5%
Average monthly rate (2)	$4,084	$4,051	$4,472	$4,623
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2021; excludes communities classified as held for sale or closed, if any.
(2)Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2022	2021	Change	Change	2022	2021	2022	2021	Change	Change
Residents fees and services	$162,540	$185,317	$(22,777)	(12.3)%	$82,908	$74,649	$245,448	$259,966	$(14,518)	(5.6)%
Property operating expenses	(153,055)	(174,960)	(21,905)	(12.5)%	(92,240)	(81,138)	(245,295)	(256,098)	(10,803)	(4.2)%
NOI	$9,485	$10,357	$(872)	(8.4)%	$(9,332)	$(6,489)	$153	$3,868	$(3,715)	(96.0)%

(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2021; excludes communities classified as held for sale or closed, if any.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services decreased primarily due to the closure of skilled nursing units at certain of our comparable properties during the three months ended June 30, 2021. Additionally, residents fees and services decreased due to our closure of one property since January 1, 2021. Decreases to residents fees and services were partially offset by increases in occupancy and average monthly rate at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses decreased primarily due to the closure of skilled nursing units at certain of our comparable properties during the three months ended June 30, 2021. Additionally, property operating expenses decreased due to our closure of one property since January 1, 2021. Decreases to property operating expenses were partially offset by increased labor costs on a per resident basis for both permanent and agency labor. We expect to continue to have elevated labor costs on a per resident basis.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Three Months Ended March 31,				As of and For the Three Months Ended March 31,
	2022		2021		2022		2021
Total properties:
Triple net leased senior living communities	29		29		30		29
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.21	x	1.48	x	1.21	x	1.48	x
Wellness centers (3)	1.12	x	0.91	x	1.12	x	0.91	x
(1)Non-segment operations consists of all of our other operations, including certain senior living communities leased to third party operators and wellness centers, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2021; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended December 31, 2021 and 2020 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale, if any, or for which there was a transfer of operations during the periods presented.

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2022	2021	Change	Change	2022	2021	2022	2021	Change	Change
Rental income	$10,092	$9,435	$657	7.0%	$196	$—	$10,288	$9,435	$853	9.0%
NOI	$10,092	$9,435	$657	7.0%	$196	$—	$10,288	$9,435	$853	9.0%
(1)Consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2021; excludes properties classified as held for sale, if any.
Rental income. Rental income increased primarily due to an increase in rental income at our comparable properties, the transfer of one senior living community we own from managed senior living communities to triple net leased senior living communities, and increased rents resulting from our purchase of improvements at our comparable properties since January 1, 2021. Rental income increased at our comparable properties primarily due to higher cash rents received from a tenant that previously defaulted under leases for six of our wellness centers during the three months ended March 31, 2022. We have elected to recognize rental income from this previously defaulted tenant as rent payments are received. In February 2022, the leases for these six wellness centers were amended and a portion of the rent due to us was deferred.

Net operating income. The change in NOI reflects the net changes in rental income described above.
Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to the deconsolidation of 11 medical office and life science properties owned by unconsolidated joint ventures in each of which we own a 20% equity interest, our disposition of five properties and certain depreciable assets becoming fully depreciated since January 1, 2021. Decreases to depreciation and amortization expense were partially offset by the purchase of capital improvements at certain of our properties since January 1, 2021.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in our base business management fees expense as a result of lower consolidated indebtedness and lower trading prices for our common shares during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Acquisition and certain other transaction related costs. For the three months ended March 31, 2022, acquisition and certain other transaction related costs primarily represent costs related to the transition of certain senior living communities to new third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gain (loss) on sale of properties. Gain (loss) on sale of properties is the net result of our sale of certain of our properties during the three months ended March 31, 2022 and 2021. The gain on sale of properties during the three months ended March 31, 2022 reflects our sale of 10 medical office and life science properties to our 10 medical office and life science properties joint venture in which we retained a 20% equity interest. For further information regarding gain (loss) on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Losses on equity securities, net. Losses on equity securities, net, represent the net unrealized losses to adjust our investment in AlerisLife to its fair value. For further information regarding our investment in AlerisLife, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The decrease in interest and other income is primarily due to $199 of funds we received from the U.S. government pursuant to the CARES Act during the three months ended March 31, 2022 compared to $2,433 received during the three months ended March 31, 2021.
Interest expense. Interest expense decreased primarily due to the deconsolidation of the debt secured by one life science property owned by our Boston life science property joint venture in which we own a 20% equity interest. Additionally, interest expense decreased due to our redemption in June 2021 of all $300,000 of our 6.75% senior notes due 2021 and our prepayment in February 2021 of our $200,000 term loan. These decreases were partially offset by an increase in average borrowings under our revolving credit facility and our issuance in February 2021 of $500,000 aggregate principal amount of our 4.375% senior notes due 2031 and an increase in the interest rate premium under our revolving credit facility.
Loss on modification or early extinguishment of debt. We recorded a loss on modification or early extinguishment of debt in connection with the amendment to our credit agreement during the three months ended March 31, 2022. We also recorded a loss in connection with the amendments to our credit agreement and the agreement governing our previously existing $200,000 term loan and our prepayment of our $200,000 term loan during the three months ended March 31, 2021.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in earnings of investees. Equity in earnings of investees is the change in the fair value of our investments in our joint ventures.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the Securities and Exchange Commission, or SEC, including funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, and NOI for the three months ended March 31, 2022 and 2021. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss) attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, equity in earnings or losses of unconsolidated joint ventures, loss on impairment of real estate assets, gains or losses on equity securities, net, if any, including adjustments to reflect our proportionate share of FFO of our equity method investment in AlerisLife and our proportionate share of FFO from our unconsolidated joint ventures, plus real estate depreciation and amortization of consolidated properties and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below including similar adjustments for our unconsolidated joint ventures, if any. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three months ended March 31, 2022 and 2021 and reconciliations of net income (loss) attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income (loss) attributable to common shareholders per share for these periods.

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common shareholders	$240,423	$(67,505)
Depreciation and amortization	57,259	66,153
(Gain) loss on sale of properties	(327,794)	122
Impairment of assets	—	(174)
Losses on equity securities, net	8,553	8,339
FFO adjustments attributable to noncontrolling interest	—	(5,273)
Equity in earnings of unconsolidated joint ventures	(3,354)	—
Share of FFO from unconsolidated joint ventures	3,675	—
Adjustments to reflect our share of FFO attributable to an equity method investment	(1,932)	2,036
FFO attributable to common shareholders	(23,170)	3,698

Acquisition and certain other transaction related costs	928	—
Loss on modification or early extinguishment of debt	483	2,040
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	(142)	85
Normalized FFO attributable to common shareholders	$(21,901)	$5,823

Weighted average common shares outstanding (basic)	238,149	237,834
Weighted average common shares outstanding (diluted)	238,198	237,834

Per common share data (basic and diluted):
Net income (loss) attributable to common shareholders	$1.01	$(0.28)
FFO attributable to common shareholders	$(0.10)	$0.02
Normalized FFO attributable to common shareholders	$(0.09)	$0.02
Distributions declared	$0.01	$0.01
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Reconciliation of Net Income (Loss) to NOI:
Net income (loss)	$240,423	$(66,183)

Equity in earnings of investees	(3,354)	—
Income tax expense	1,472	238
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	238,541	(65,945)
Loss on modification or early extinguishment of debt	483	2,040
Interest expense	57,131	60,091
Interest and other income	(395)	(2,835)
Losses on equity securities, net	8,553	8,339
(Gain) loss on sale of properties	(327,794)	122
Impairment of assets	—	(174)
Acquisition and certain other transaction related costs	928	—
General and administrative	7,285	7,542
Depreciation and amortization	57,259	66,153
Total NOI	$41,991	$75,333

Office Portfolio NOI	$31,550	$62,030
SHOP NOI	153	3,868
Non-Segment NOI	10,288	9,435
Total NOI	$41,991	$75,333

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
•our ability to maintain or increase the occupancy of, and the rental rates at, our properties, particularly at our senior living communities;
•our and our managers' abilities to control operating expenses and capital expenses at our properties, including increased operating expenses that we may incur in response to inflation, supply chain challenges or in response to the COVID-19 pandemic; and
•our managers' abilities to maintain or increase our returns from our managed senior living communities.

In March 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million of this borrowing to reduce the borrowing capacity under our revolving credit facility to $700.0 million pursuant to the February 2022 amendment to our credit agreement. In addition, in February 2022, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2024. Pursuant to our credit agreement, the borrowing capacity under our revolving credit facility will be reduced to $586.4 million as of January 2023 and as such, further repayment of our revolving credit facility may be required. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic, inflation or other economic, market or industry conditions may cause further increased pressure on our ability to satisfy financial and other covenants. We may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. As of March 31, 2022, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis. For additional responses and measures taken relating to the COVID-19 pandemic, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report.
In January 2022, we entered into a joint venture with two unrelated third party institutional investors for 10 medical office and life science properties we owned for aggregate proceeds, before closing costs and other adjustments, of $653.3 million. The investors acquired 41% and 39% equity interests in the joint venture and we retained a 20% equity interest in the joint venture. The investment amounts are based upon a property valuation of approximately $702.5 million, less approximately $456.6 million of secured debt on the properties incurred by this joint venture. The net proceeds of $643.9 million, which include working capital prorations and formation costs, are included in restricted cash in our condensed consolidated balance sheet as of March 31, 2022 pursuant to the terms of our credit agreement. Effective as of the date of the sale, we deconsolidated these properties and we account for this joint venture using the equity method of accounting under the fair value option.
The measures we have taken to enhance our ability to maintain sufficient liquidity may not sufficiently offset the decrease in cash flows from operations and capital investments we make, in which case our liquidity would be negatively impacted.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents and restricted cash at beginning of period	$1,016,945	$90,849
Net cash provided by (used in):
Operating activities	(7,264)	34,822
Investing activities	588,353	(35,303)
Financing activities	(106,038)	1,079,637
Cash and cash equivalents and restricted cash at end of period	$1,491,996	$1,170,005
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from certain of our senior living community tenants monthly, quarterly or annually.
The change in cash (used in) provided by operating activities for the three months ended March 31, 2022 compared to the prior period was primarily due to the continued impact of the COVID-19 pandemic and wage inflation in the senior living communities in our SHOP segment, along with reduced NOI as a result of the deconsolidation of joint venture properties during 2021 and 2022 and dispositions of properties during 2021. Additionally, we had increased working capital needs in 2022 as compared to 2021, specifically related to our senior living communities. We also paid more interest on our debt in 2022 as compared to 2021. As noted elsewhere in this Quarterly Report on Form 10-Q, the transition of the management of the 107 senior living communities from Five Star to other third party managers was completed as of December 31, 2021 and we have closed the remaining senior living community that we and Five Star agreed to transition and are assessing opportunities to redevelop that property.
Specifically as it relates to our SHOP segment, we face and may continue to face issues with labor availability and wage inflation along with cost pressures from supply chain disruptions and commodity price inflation.

Our Investing Liquidity and Resources
The change in cash provided by (used in) investing activities for the three months ended March 31, 2022 compared to the prior period was primarily due to proceeds from our sale of 10 medical office and life science properties to our 10 medical office and life science properties joint venture in which we retained a 20% equity interest, partially offset by less proceeds from the sale of real estate properties and an increase in real estate improvements in the 2022 period compared to the 2021 period.
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Office Portfolio segment capital expenditures:
Lease related costs (1)	$6,759	$8,358
Building improvements (2)	585	2,176
SHOP segment fixed assets and capital improvements	20,328	22,530
Recurring capital expenditures	$27,672	$33,064

Development, redevelopment and other activities - Office Portfolio segment (3)	$16,617	$12,718
Development, redevelopment and other activities - SHOP segment (3)	16,114	6,092
Total development, redevelopment and other activities	$32,731	$18,810
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
As of March 31, 2022, we had estimated unspent leasing related obligations at our triple net leased senior living communities and our medical office and life science properties of approximately $62.5 million, of which we expect to spend approximately $44.7 million during the next 12 months. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand, proceeds from the contributions of certain of our properties to investors in our joint ventures and proceeds from the disposition of certain properties.
We are currently in the process of redeveloping five properties in our Office Portfolio. Our redevelopments in Lexington, MA, Decatur, GA and Tempe, AZ are currently expected to be completed in the second half of 2022. Our redevelopments at our properties in Irving, TX and Washington, D.C. are expected to be completed in 2023 and 2025, respectively. We have entered into a new ten year lease for the entire building at the Lexington, MA property at a rental rate that is 46% higher than the prior rental rate for the same space. Additionally, in January 2022, we entered into a new 11 year lease for the entire building at the Tempe, AZ property at a rental rate that is 20% higher than the prior rental rate for the same space. We are also currently reviewing strategic alternatives at a property in our Office Portfolio located in Silver Springs, MD, including opportunities to redevelop this property. We continue to assess opportunities to redevelop other properties in our portfolio. These redevelopment projects may require significant capital expenditures and time to complete.
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

Our Financing Liquidity and Resources
The change in cash (used in) provided by financing activities for the three months ended March 31, 2022 compared to the prior period was primarily due to repayments of borrowings under our revolving credit facility in the 2022 period compared to our full drawdown of our revolving credit facility and net proceeds from our issuance in February 2021 of $500.0 million aggregate principal amount of our 4.375% senior notes in the 2021 period, partially offset by our repayment in February 2021 of our $200.0 million term loan. Additionally, we did not pay distributions during the 2022 period related to our noncontrolling interest in our Boston life science property joint venture that we deconsolidated in 2021.
As of March 31, 2022, we had $732.1 million of cash and cash equivalents and were fully drawn under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, investments, capital expenditures and other general business purposes.
In order to fund investments and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a revolving credit facility. The maturity date of our revolving credit facility is January 15, 2024. Our revolving credit facility generally provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. At March 31, 2022, our revolving credit facility required interest to be paid on borrowings at the annual rate of 3.0%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. On March 31, 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million of this borrowing to reduce the borrowing capacity under our revolving credit facility to $700.0 million pursuant to the February 2022 amendment to our credit agreement. Pursuant to our credit agreement, the borrowing capacity under our revolving credit facility will be reduced to $586.4 million as of January 2023 and as such, further repayment of our revolving credit facility may be required. Also in February 2022, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2024. As of March 31, 2022 and April 29, 2022, we were fully drawn under our revolving credit facility.
In February 2022, we and our lenders amended our credit agreement. Pursuant to the amendment:
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
During the three months ended March 31, 2022, we paid a quarterly cash distribution to our shareholders totaling approximately $2.4 million using existing cash balances. On April 14, 2022, we declared a quarterly distribution payable to common shareholders of record on April 25, 2022 in the amount of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about May 19, 2022 using cash on hand. For further information regarding the distribution we paid during 2022, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due, subject to limitations on debt offerings in agreements governing our debt. Our ability to complete, and the costs associated with, future debt or equity transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit and debt ratings, which were most recently downgraded in February 2022, depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. It is uncertain what the duration and severity of the COVID-19 pandemic and its economic impact will be. A protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic, inflation or other economic, market or industry conditions may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
In April 2022, we prepaid a mortgage note secured by one of our medical office properties with an outstanding principal balance of approximately $10.9 million, a maturity date in July 2022 and an annual interest rate of 6.28%. We prepaid this mortgage using cash on hand. Our next significant debt maturity does not occur until our revolving credit facility becomes due in January 2024.
In February 2022, Moody's Investors Service downgraded our senior unsecured debt rating from B1 to B3, our 9.75% senior notes due 2025 rating from Ba3 to B2 and our 4.375% senior notes due 2031 rating from Ba3 to B2.
For further information regarding our outstanding debt, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Except for the limitations in the amendments to our credit agreement described above, our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval. Further, those plans may be further impacted by the COVID-19 pandemic, inflation or other economic, market or industry conditions.
Debt Covenants
Our principal debt obligations at March 31, 2022 were: (1) outstanding borrowings under our $700.0 million revolving credit facility; (2) $2.9 billion outstanding principal amount of senior unsecured notes; and (3) $62.0 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by six properties. For further information regarding our indebtedness, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of March 31, 2022, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic, inflation and other economic, market or industry conditions continued to adversely impact our operations. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis, and as such, prior to falling below the 1.5x incurrence requirement, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility. The proceeds from this borrowing may be used for general business purposes. In February 2022, we repaid $100.0 million of this borrowing to reduce the borrowing capacity under our revolving credit facility to $700.0 million pursuant to the February 2022 amendment to our credit agreement. As of March 31, 2022, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic, inflation and other economic, market or industry conditions may cause increased pressure on our ability to satisfy financial and other covenants. Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. Further, if we believe we will not be able to satisfy our financial or other covenants, we will seek waivers, amendments, or in the case of our public debt covenants, borrow any undrawn amounts which may become available under our revolving credit facility prior to any covenant violation, consistent with our approach in March 2021, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We cannot assure that we would be able to obtain these waivers or amendments or repay the related debt facilities when due, or that there will be any amounts available to borrow under our revolving credit facility, which may result in an event of default under the agreements governing our debt or the potential acceleration of our outstanding debt.
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
The loan agreements governing the aggregate $620.0 million secured debt financing related to our Boston life science property joint venture contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. We no longer include this $620.0 million of secured debt financing in our condensed consolidated balance sheet following the deconsolidation of the net assets of this joint venture; however, we continue to provide certain guaranties on this debt. The debt secured by the properties included in our 10 medical office and life science properties joint venture in which we own a 20% equity interest is guaranteed by this joint venture.
Supplemental Guarantor Information
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of March 31, 2022, all $1.0 billion of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.35 billion of senior unsecured notes do not have the benefit of any guarantees as of March 31, 2022.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

	March 31, 2022	December 31, 2021
Real estate properties, net	$3,831,645	$3,822,547
Other assets, net	1,960,063	1,424,994
Total assets	$5,791,708	$5,247,541

Indebtedness, net	$3,514,788	$3,613,447
Other liabilities	277,441	259,670
Total liabilities	$3,792,229	$3,873,117

Three Months Ended March 31, 2022
Revenues	$271,060
Expenses	307,497
Loss from continuing operations	(97,986)
Net loss	(96,104)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them. For further information about these and other such relationships and related person transactions, see Notes 9, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
Impact of Government Reimbursement
For the three months ended March 31, 2022, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
During the three months ended March 31, 2022, we recognized $0.2 million in interest and other income in our condensed consolidated statement of comprehensive income (loss) related to funds received under the CARES Act.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2021. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Although we have no present plans to do so, we may in the future enter into hedge arrangements or derivative contracts from time to time to mitigate our exposure to changes in interest rates.
Fixed Rate Debt
At March 31, 2022, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$250,000	4.750%	$11,875	2024	Semi-Annually
Senior unsecured notes	1,000,000	9.750%	97,500	2025	Semi-Annually
Senior unsecured notes	500,000	4.750%	23,750	2028	Semi-Annually
Senior unsecured notes	500,000	4.375%	21,875	2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2046	Quarterly
Mortgage note (2)	10,934	6.280%	687	2022	Monthly
Mortgage note	10,416	4.850%	505	2022	Monthly
Mortgage note	15,363	5.750%	883	2022	Monthly
Mortgage note	15,085	6.640%	1,002	2023	Monthly
Mortgage note	10,178	4.444%	452	2043	Monthly
	$2,911,976		$193,842
(1)The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts. This table does not include obligations under finance leases.
(2)We prepaid this mortgage in April 2022.
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
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2022, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $1.4 million.
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

Floating Rate Debt
At March 31, 2022, our floating rate debt obligations consisted of $700.0 million outstanding under our revolving credit facility. Our revolving credit facility matures in January 2024. Generally, no principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2022 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2022	3.00%	$700,000	$21,000	$0.09
One percentage point increase	4.00%	$700,000	$28,000	$0.12
(1)Interest rate under our revolving credit facility as of March 31, 2022.
(2)Based on weighted average number of shares outstanding (diluted) for the three months ended March 31, 2022.
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
LIBOR Phase Out

LIBOR has phased out for new contracts and it is currently expected to be phased out for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR and interest we may pay on any future debt that we may incur may also require that we pay interest based upon LIBOR. In September 2021, we amended our credit agreement to set forth the mechanics for establishing a replacement benchmark rate under our revolving credit facility at such time as LIBOR is no longer available to calculate interest payable on amounts outstanding thereunder. Despite this amendment, we cannot be sure that any changes to the determination of interest under our agreement will approximate the current calculation in accordance with LIBOR. We cannot be sure what standard, if any, will replace LIBOR, and any alternative interest rate index that may replace LIBOR may result in our paying increased interest.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its impact on us and our managers' and other operators' and tenants' businesses,
•The ability of our senior living community managers to minimize negative economic impacts, including the current inflationary conditions and supply chain challenges, on our senior living communities and to manage them profitably and increase our returns,
•Our belief that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including the senior living industry,
•Our belief that the healthcare sector and many of our tenants and managers and other operators provide essential services across the United States and the implication that our and our tenants' and managers' and other operators' businesses will remain open to provide such essential services,
•Our expectations regarding the quality and future performance of the new third party managers of the senior living communities we transitioned from Five Star during 2021,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Our ability to retain our existing tenants, attract new tenants and maintain or increase current rental rates on terms as favorable to us as our prior leases,
•The credit qualities of our tenants,
•Our ability to compete for tenancies and acquisitions effectively,
•Our expectation that our redevelopment projects will be completed on budget and by the estimated completion dates,
•Our acquisitions and sales of properties,
•Our closures and repositioning of senior living communities,
•The impact of increasing labor costs and shortages and commodity and other price inflation due to supply chain challenges or other market conditions,
•Our ability to raise debt or equity capital,
•Our ability to complete dispositions,
•The future availability of borrowings under our revolving credit facility,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•Whether we may contribute additional properties to our joint ventures and receive proceeds from the other investors in our joint ventures in connection with any such contributions or enter into new joint venture arrangements,
•Our ability to pay interest on and principal of our debt,

•Our ability to appropriately balance our use of debt and equity capital,
•Our credit ratings,
•Our expectation that we benefit from our relationships with RMR,
•Our qualification for taxation as a REIT, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impacts of the COVID-19 pandemic on us and our managers and other operators and tenants,
•The impacts of economic conditions and the capital markets on us and our managers and other operators and tenants,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Competition within the healthcare and real estate industries, particularly in those markets in which our properties are located,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, AlerisLife (including Five Star), RMR and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•Under the current economic conditions for the industries in which our properties and businesses operate, our managers and other operators and tenants may not be able to profitably operate their businesses at our properties, our tenants may become unable or unwilling to pay their rent obligations to us, or our senior living community managers may be unable to generate our minimum returns for sustained periods as a result of the COVID-19 pandemic or otherwise. Additionally, if we default under our credit facility or other debt obligations, we may be required to repay our outstanding borrowings and other debt. Further, although we have taken steps to enhance our ability to maintain sufficient liquidity, unanticipated events may require us to expend amounts not currently planned,
•Our senior living community managers and other operators may experience operating and financial challenges resulting from a number of factors, some of which are beyond their control, and which challenges impact our operating results, including, but not limited to:
•Fluctuations in occupancy,
•Competition within the senior living and other health and wellness related service businesses,
•Older adults delaying or forgoing moving into senior living communities or purchasing health and wellness services,
•Increased labor costs, decreased labor availability and staffing turnover at our senior living communities or increases in costs paid for goods and services, due in part to supply chain constraints and commodity price inflation,

•The availability and increases in cost of general and professional liability insurance coverage,
•Medicare or Medicaid policies and regulations, as well as federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations and standards that could affect our senior living community managers' services or impose requirements, costs and administrative burdens that may reduce our managers' ability to profitably operate their businesses,
•Imposition of civil, criminal and administrative penalties resulting from any noncompliance with healthcare laws and regulations at our senior living communities, including suspension of or non-payment for new admission or the loss or suspension of accreditation, licenses or certificates of need, among other things, and
•Exposure to litigation and regulatory and government proceedings due to the nature of the senior living and other health and wellness related service businesses.
•We own a significant number of AlerisLife common shares and we expect to own these shares for the foreseeable future. However, we may sell some or all of our AlerisLife common shares, or our ownership interest in AlerisLife may otherwise be diluted in the future,
•Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year, due to the operating challenges and other economic impacts resulting from the COVID-19 pandemic. Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees will consider many factors when setting or resetting our distribution rate, including our historical and projected net income, Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our expected needs for and availability of cash to pay our obligations and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution may change and may vary from our expectations. Accordingly, future distributions to our shareholders may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our debt depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations when they become due or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Subject to limitations on acquisitions in agreements governing our debt, we plan to selectively sell certain properties from time to time to fund future acquisitions, manage leverage and strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. We cannot be sure we will sell any of these properties or what the terms or timing of any such sales may be. In addition, any updating, rebalancing or repositioning of our portfolio may not result in the benefits we expect, and properties we may sell may be at prices that are less than expected and less than their carrying values,
•Contingencies in our acquisition and sale agreements that we may enter may not be satisfied and any acquisitions and sales pursuant to such agreements and any related management arrangements we may expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•The capital investments we are making at our senior living communities and our plan to invest significant additional capital in our senior living communities to better position them in their respective markets in order to increase our future returns may not be successful and may not achieve our expected results. Our senior living communities may not be competitive, despite these capital investments, or these capital investments may be delayed or may cost more than expected due to supply chain disruptions, market inflation, labor shortages or other conditions,
•Our redevelopment projects may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects, and potential leasing arrangements related to our redevelopment projects may not materialize,

•We may spend more for capital expenditures or redevelopment projects than we currently expect,
•Our existing joint ventures and any additional joint ventures we may enter into in the future may not be successful,
•Our tenants may experience losses and default on their rent obligations to us,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties. In addition, we may incur significant costs to reposition or re-lease a vacant property for a new operator and vacancies may reduce the value of the property,
•Our ability to grow our business and maintain or increase our distributions to shareholders depends in large part upon our ability to buy properties and arrange for their profitable operation or lease them for rents, less their property operating expenses, that exceed our capital costs. We are currently generally limited in making acquisitions pursuant to our credit agreement. In addition, even after these restrictions expire, we may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchase of any properties we do want to acquire. In addition, we may not realize the returns we expect on any properties we acquire,
•Rents that we receive from our properties may decline upon renewals or expirations of our leases because of changing market conditions or otherwise,
•Although we have obtained a waiver from compliance with the fixed charge coverage ratio covenant included in our credit agreement through December 2022, if our operating results and financial condition are further adversely impacted by current economic conditions or otherwise, we may fail to comply with the terms of the waiver and other requirements under our credit agreement, and we may also fail to satisfy certain financial requirements under the agreements governing our public debt. For example, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of March 31, 2022, and we cannot be certain how long this ratio will remain below 1.5x. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis, but we are not required to repay outstanding debt as a result of failure to comply with this financial requirement. We are currently fully drawn under our revolving credit facility and could also be required to repay our outstanding debt in the event of non-compliance with certain other requirements of our credit agreement or the agreements governing our public debt. We may therefore experience future liquidity constraints, as we are currently unable to incur additional debt under our credit agreement or otherwise for failure to comply with the requirements of our credit agreement and the agreements governing our public debt, and we will be limited to our cash on hand or be forced to raise additional sources of capital or take other measures to maintain adequate liquidity,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,
•The premiums used to determine the interest rate payable on our revolving credit facility and the facility fee payable on our revolving credit facility are based on our credit ratings, which are subject to change,
•For the three months ended March 31, 2022, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments. If the government fails to pay us or our managers or other operators amounts due to us or them because of government defaults, shutdowns, budgetary constraints or otherwise, we and they may be significantly negatively impacted,
•Circumstances that adversely affect the ability of seniors or their families to pay for our managers' or other operators' services, such as economic downturns, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, inflation, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,

•It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,
•We expect that we will benefit from RMR's Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards regarding ESG,
•We believe that our relationships with our related parties, including AlerisLife (including Five Star) and RMR and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, new legislation or regulations affecting our business or the businesses of our managers or other operators or tenants, changes in our managers' or other operators' or tenants' revenues or costs, worsening or lack of improvement of the financial condition or changes in our managers' or other operators' or tenants' financial conditions, deficiencies in operations by a manager or other operator of one or more of our senior living communities, acts of terrorism, war or other hostilities, pandemics, natural disasters, climate change and climate related events or changes in capital markets or the economy generally.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2022:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 2022	1,698	$3.20	—	$—
Total	1,698	$3.20	—	$—

(1) This common share withholding and purchase was made to satisfy tax withholding and payment obligations of a former employee of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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

4.11
Supplemental Indenture, dated as of March 5, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank, National Association, related to 4.375% Senior Notes due 2031. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.12
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 8, 2015.)

10.1	Form of Indemnification Agreement. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED HEALTHCARE TRUST

	By:	/s/ Jennifer F. Francis
Jennifer F. Francis
President and Chief Executive Officer

Dated: May 3, 2022

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: May 3, 2022