Form 10-Q
period 2022-09-30
DIVERSIFIED HEALTHCARE TRUST
filed 2022-11-02
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of October 28, 2022: 239,703,660

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

September 30, 2022

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Real estate properties:
Land	$668,908	$741,501
Buildings and improvements	5,927,958	6,072,055
Total real estate properties, gross	6,596,866	6,813,556
Accumulated depreciation	(1,784,935)	(1,737,807)
Total real estate properties, net	4,811,931	5,075,749

Investments in unconsolidated joint ventures	159,476	215,127
Cash and cash equivalents	691,040	634,848
Restricted cash	109,765	382,097
Acquired real estate leases and other intangible assets, net	48,432	48,746
Other assets, net	251,842	266,947
Total assets	$6,072,486	$6,623,514

Liabilities and Shareholders' Equity
Revolving credit facility	$700,000	$800,000
Senior unsecured notes, net	2,316,493	2,806,811
Secured debt and finance leases, net	40,936	69,713
Accrued interest	32,157	29,845
Assumed real estate lease obligations, net	1,205	2,556
Other liabilities	275,640	252,199
Total liabilities	3,366,431	3,961,124

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 239,704,493 and 238,994,894 shares issued and outstanding, respectively	2,397	2,390
Additional paid in capital	4,616,756	4,615,475
Cumulative net income	2,137,172	2,087,624
Cumulative distributions	(4,050,270)	(4,043,099)
Total shareholders' equity	2,706,055	2,662,390
Total liabilities and shareholders' equity	$6,072,486	$6,623,514
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$63,960	$101,403	$191,767	$306,555
Residents fees and services	258,960	236,013	754,914	739,926
Total revenues	322,920	337,416	946,681	1,046,481

Expenses:
Property operating expenses	289,096	266,073	823,904	818,096
Depreciation and amortization	60,407	68,702	175,927	202,743
General and administrative	6,179	8,870	20,671	25,538
Acquisition and certain other transaction related costs	289	3,108	1,826	15,179
Impairment of assets	—	—	—	(174)
Total expenses	355,971	346,753	1,022,328	1,061,382

(Loss) gain on sale of properties	(5,044)	200	322,064	30,838
Losses on equity securities, net	(2,674)	(14,755)	(21,384)	(26,943)
Interest and other income	4,099	976	6,760	19,849
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $1,908, $3,948, $6,698 and $9,777, respectively)	(46,936)	(64,493)	(160,042)	(192,241)
Loss on modification or early extinguishment of debt	—	—	(30,043)	(2,410)
(Loss) income from continuing operations before income tax expense and equity in earnings of investees	(83,606)	(87,409)	41,708	(185,808)
Income tax expense	(13)	(595)	(845)	(1,024)
Equity in earnings of investees	2,127	—	8,685	—
Net (loss) income	(81,492)	(88,004)	49,548	(186,832)
Net income attributable to noncontrolling interest	—	(1,339)	—	(4,238)
Net (loss) income attributable to common shareholders	$(81,492)	$(89,343)	$49,548	$(191,070)

Weighted average common shares outstanding (basic and diluted)	238,344	238,008	238,231	237,905

Per common share amounts (basic and diluted):
Net (loss) income attributable to common shareholders	$(0.34)	$(0.38)	$0.21	$(0.80)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total Equity
Balance at December 31, 2021:	238,994,894	$2,390	$4,615,475	$2,087,624	$(4,043,099)	$2,662,390
Net income	—	—	—	240,423	—	240,423
Distributions	—	—	—	—	(2,390)	(2,390)
Share grants	—	—	318	—	—	318
Share repurchases	(1,698)	—	(5)	—	—	(5)
Share forfeitures	(4,900)	—	(3)	—	—	(3)
Balance at March 31, 2022:	238,988,296	2,390	4,615,785	2,328,047	(4,045,489)	2,900,733
Net loss	—	—	—	(109,383)	—	(109,383)
Distributions	—	—	—	—	(2,390)	(2,390)
Share grants	140,000	1	668	—	—	669
Share forfeitures	(4,800)	—	(4)	—	—	(4)
Balance at June 30, 2022:	239,123,496	2,391	4,616,449	2,218,664	(4,047,879)	2,789,625
Net loss	—	—	—	(81,492)	—	(81,492)
Distributions	—	—	—	—	(2,391)	(2,391)
Share grants	707,000	7	470	—	—	477
Share repurchases	(122,403)	(1)	(159)	—	—	(160)
Share forfeitures	(3,600)	—	(4)	—	—	(4)
Balance at September 30, 2022:	239,704,493	$2,397	$4,616,756	$2,137,172	$(4,050,270)	$2,706,055
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

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$49,548	$(186,832)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	175,927	202,743
Net amortization of debt premiums, discounts and issuance costs	6,698	9,777
Straight line rental income	(7,193)	(3,804)
Amortization of acquired real estate leases	204	(5,563)
Loss on modification or early extinguishment of debt	30,043	2,410
Impairment of assets	—	(174)
Gain on sale of properties	(322,064)	(30,838)
Losses on equity securities, net	21,384	26,943
Other non-cash adjustments, net	(1,376)	(1,183)
Unconsolidated joint venture distributions	7,400	—
Equity in earnings of investees	(8,685)	—
Change in assets and liabilities:
Deferred leasing costs, net	(6,188)	(11,736)
Other assets	9,809	(29,227)
Accrued interest	2,312	23,462
Other liabilities	5,233	(9,176)
Net cash used in operating activities	(36,948)	(13,198)

Cash flows from investing activities:
Real estate acquisitions	(75,105)	—
Real estate improvements	(189,118)	(126,142)
Proceeds from sale of properties, net	822	103,257
Proceeds from sale of properties to joint venture, net	638,488	—
Proceeds from sale of interest in joint venture, net	108,626	—
Net cash provided by (used in) investing activities	483,713	(22,885)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net	—	492,500
Proceeds from borrowings on revolving credit facility	—	800,000
Repayments of borrowings on revolving credit facility	(100,000)	—
Redemption of senior unsecured notes	(500,000)	(300,000)
Repayment of term loan	—	(200,000)
Repayment of other debt	(28,373)	(2,349)
Loss on early extinguishment of debt settled in cash	(24,375)	—
Payment of debt issuance costs	(2,821)	(9,101)
Repurchase of common shares	(165)	(381)
Distributions to noncontrolling interest	—	(16,848)
Distributions to shareholders	(7,171)	(7,150)
Net cash (used in) provided by financing activities	(662,905)	756,671

(Decrease) increase in cash and cash equivalents and restricted cash	(216,140)	720,588
Cash and cash equivalents and restricted cash at beginning of period	1,016,945	90,849
Cash and cash equivalents and restricted cash at end of period	$800,805	$811,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$151,032	$160,091
Income taxes paid	$905	$1,985

Non-cash investing activities:
Decrease in assets resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	$(355,669)	$—
Real estate improvements accrued, not paid	$24,218	$15,751
Capitalized interest	$—	$1,089
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of September 30,
	2022	2021
Cash and cash equivalents	$691,040	$794,739
Restricted cash (1)	109,765	16,698
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$800,805	$811,437
(1) As of September 30, 2022, restricted cash consists of proceeds from the sale of joint venture interests and proceeds from the sale of properties to joint ventures held as collateral pursuant to the agreement governing our revolving credit facility, or our credit agreement. We may use these funds to pay for approved expenditures in accordance with our credit agreement. Restricted cash also consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties. Prior to the deconsolidation of the joint venture that owns a life science property located in Boston, Massachusetts, or the Seaport JV, restricted cash also consisted of cash held for the operations of this joint venture.

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

Note 2.  Real Estate Investments
As of September 30, 2022, we wholly owned 379 properties located in 36 states and Washington, D.C. and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet.
Joint Venture Activities:
As of September 30, 2022, we had equity investments in joint ventures as follows:

Joint Venture	DHC Ownership	DHC Carrying Value of Investment at September 30, 2022	Number of Properties	Location	Square Feet
Seaport Innovation LLC	10%	$108,395	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	51,081	10	CA, MA, NY, TX, WA	1,068,763
		$159,476	11		2,203,242

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The following table provides a summary of the mortgage debts of these joint ventures:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance at September 30, 2022 (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2)	3.53%	8/6/2026	$620,000
Mortgage Notes Payable (secured by nine properties in five states)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (3)	4.75%	2/9/2024	266,825
	3.82%		$1,076,625
(1)Amounts are not adjusted for our minority equity interest.
(2)Following the deconsolidation in December 2021 of the net assets of the Seaport JV, we no longer include this $620,000 of secured debt financing in our condensed consolidated balance sheet; however, we continue to provide certain guaranties on this debt.
(3)The maturity date of February 9, 2024 is subject to three, one year extension options and requires interest to be paid at an annual rate based on the secured overnight financing rate, or SOFR, plus a premium of 1.90%. The interest rate is as of September 30, 2022. This joint venture has also purchased an interest rate cap through February 2024 with a SOFR strike rate equal to 4.00%.

In December 2021, we sold an additional 35% equity interest from our then remaining 55% equity interest in the Seaport JV to another third party institutional investor for $378,000, before closing costs and other adjustments. Effective as of the date of the sale, we deconsolidated this joint venture and we now account for this joint venture using the equity method of accounting under the fair value option. Prior to the deconsolidation of the net assets of this joint venture, the joint venture investor's interest in this consolidated entity was reflected as noncontrolling interest in our consolidated financial statements. In June 2022, we sold an additional 10% equity interest from our then remaining 20% equity interest in the Seaport JV to an existing joint venture investor for $108,000, before closing costs and other adjustments. The net proceeds of $108,956, which include working capital prorations and formation costs, were included as a receivable in other assets, net in our condensed consolidated balance sheet as of June 30, 2022. We received the proceeds from this sale in July 2022. We recognized a net loss on sale of $1,226 related to this transaction, which is included in (loss) gain on sale of properties in our condensed consolidated statements of comprehensive income (loss). After giving effect to these sales, we continue to own a 10% equity interest in this joint venture. Our initial investment amount was based on a property valuation of $1,700,000, less $620,000 of existing mortgage debts on the property that this joint venture assumed. See Note 5 for more information regarding the valuation of our investment in this joint venture.
In January 2022, we entered into a joint venture with two unrelated third party institutional investors for 10 medical office and life science properties we owned, or the LSMD JV. We sold equity interests in this joint venture to those investors for aggregate proceeds, before closing costs and other adjustments, of approximately $653,300. We deconsolidated the net assets of these properties effective as of the date of the sale and recognized a net gain on sale of $322,468 related to this transaction, which is included in (loss) gain on sale of properties in our condensed consolidated statements of comprehensive income (loss). The equity interests that the investors acquired from us equaled 41% and 39%, respectively, of the total equity interests in the joint venture and we retained a 20% equity interest in the joint venture. Following the sale, we account for this joint venture using the equity method of accounting under the fair value option. The initial investment amounts were based upon a property valuation of approximately $702,500, less approximately $456,600 of secured debt on the properties incurred by this joint venture. See Note 5 for more information regarding the valuation of our investment in this joint venture.
Acquisitions and Dispositions:
We have accounted for our July 2022 acquisition of a life science property located in California as an acquisition of assets. We funded this acquisition using cash on hand. The table below represents the purchase price allocation (including net closing adjustments) of this acquisition:

Date	Location	Type of Property	Number of Properties	Square Feet	Cash Paid (1)	Land	Buildings and Improvements	Acquired Real Estate Leases
July 2022	California	Life Science	1	88,508	$75,105	$15,774	$45,249	$14,082
(1)Cash paid includes closings costs.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We did not dispose of any properties during the nine months ended September 30, 2022.
Impairment:
We regularly evaluate our assets for indicators of impairment. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected assets by comparing it to the expected future cash flows to be generated from those assets. The future cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value. No material impairment charges were recorded on held and used properties during the three or nine months ended September 30, 2022 or 2021.
Other:
During the three and nine months ended September 30, 2022, we recorded $4,112 of expenses representing insurance deductibles and other costs associated with Hurricane Ian's damage at certain of our managed senior living communities located in Florida and are evaluating additional losses. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).

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
We increased rental income to record revenue on a straight line basis by $2,738 and $1,679 for the three months ended September 30, 2022 and 2021, respectively, and $7,193 and $3,804 for the nine months ended September 30, 2022 and 2021, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $74,640 and $82,131 of straight line rent receivables at September 30, 2022 and December 31, 2021, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $11,312 and $17,930 for the three months ended September 30, 2022 and 2021, respectively, of which tenant reimbursements totaled $11,263 and $17,875, respectively, and $32,450 and $54,634 for the nine months ended September 30, 2022 and 2021, respectively, of which tenant reimbursements totaled $32,276 and $54,495, respectively.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $27,257 and $27,637, respectively, as of September 30, 2022, and $4,153 and $4,352, respectively, as of December 31, 2021. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4.  Indebtedness
Our principal debt obligations, excluding any debt obligations of our joint ventures, at September 30, 2022 were: (1) outstanding borrowings under our $700,000 revolving credit facility; (2) $2,350,000 outstanding principal amount of senior unsecured notes; and (3) $35,200 aggregate principal amount of mortgage notes secured by three properties. These three mortgaged properties had a gross book value of $65,957 at September 30, 2022. We also had two properties subject to finance leases with lease obligations totaling $5,562 at September 30, 2022; these two properties had gross book value and accumulated depreciation of $38,697 and $18,839, respectively, at September 30, 2022, and $36,730 and $18,203, respectively, at December 31, 2021, and the finance leases expire in 2026.
We have a $700,000 revolving credit facility that is used for general business purposes. The maturity date of our revolving credit facility is January 2024. Our revolving credit facility generally provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 250 basis points per annum at September 30, 2022, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lender commitments under our revolving credit facility, which was 30 basis points per annum at September 30, 2022. As of September 30, 2022, our revolving credit facility required interest to be paid on borrowings at the annual rate of 5.6%.
The weighted average annual interest rates for borrowings under our revolving credit facility were 4.8% and 2.9% for the three months ended September 30, 2022 and 2021, respectively, and 3.8% and 2.9% for the nine months ended September 30, 2022 and 2021, respectively. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. As of September 30, 2022 and October 28, 2022, we were fully drawn under our revolving credit facility.
In February 2022, we and our lenders amended our credit agreement. Pursuant to the amendment:
•the waiver of the fixed charge coverage ratio covenant included in our credit agreement has been extended through December 31, 2022, or the Amendment Period;
•the revolving credit facility commitments have been reduced from $800,000 to $700,000 following our repayment of $100,000, and as a result of the reduction in commitments, we recorded a loss on modification or early extinguishment of debt of $483 for the nine months ended September 30, 2022;
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
Also in February 2022, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2024. Pursuant to our credit agreement, the borrowing capacity under our revolving credit facility will be reduced to $586,373 in January 2023 and, as such, we will be required to repay $113,627 under our revolving credit facility by that time.
Pursuant to our credit agreement, we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit agreement and agreed to provide, and as of September 2021 had provided, first mortgage liens on 61 medical office and life science properties with an aggregate gross book value of real estate assets of $997,724 as of September 30, 2022 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Amendment Period based on outstanding debt amounts, among other things.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
In June 2022, we redeemed $500,000 of our outstanding 9.75% senior notes due 2025 for a redemption price equal to 104.875% of the $500,000 principal amount of the notes being redeemed plus accrued and unpaid interest of $1,083, using restricted cash on hand. As a result of this redemption, we recorded a loss on early extinguishment of debt of $29,576 for the nine months ended September 30, 2022.
In July 2022, we prepaid a mortgage note secured by two of our senior living communities with an outstanding principal balance of approximately $15,273, a maturity date in October 2022 and an annual interest rate of 5.75%, using cash on hand.
In October 2022, we repaid a mortgage note secured by one of our life science properties with an outstanding principal balance of approximately $10,287, a maturity date in October 2022 and an annual interest rate of 4.85%, using cash on hand.
Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our credit agreement restricts our ability to make distributions under certain circumstances. As of September 30, 2022, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis. We believe we were in compliance with the remaining terms and conditions of the respective covenants under our credit agreement and our senior unsecured notes indentures and their supplements at September 30, 2022, subject to the waivers noted above. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate may cause increased pressure on our ability to satisfy financial and other covenants. Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. If we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives.

Note 5.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at September 30, 2022 and December 31, 2021, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of September 30, 2022		As of December 31, 2021
Description	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Recurring Fair Value Measurements Assets:
Investment in AlerisLife (Level 1) (1)	$10,156	$10,156	$31,540	$31,540
Investment in unconsolidated joint venture (Level 3) (2)	$108,395	$108,395	$215,127	$215,127
Investment in unconsolidated joint venture (Level 3) (3)	$51,081	$51,081	$—	$—
(1)Our 10,691,658 shares of common stock of AlerisLife Inc., or AlerisLife, are included in other assets, net in our condensed consolidated balance sheets, and are reported at fair value, which is based upon quoted market prices on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs). During the three months ended September 30, 2022 and 2021, we recorded unrealized losses of $2,674 and $14,755, respectively, and during the nine months ended September 30, 2022 and 2021, we recorded unrealized losses of $21,384 and $26,943, respectively, which are included in losses on equity securities, net in our condensed consolidated statements of comprehensive income (loss), to adjust the carrying value of our investment in AlerisLife common shares to their fair value. See Note 11 for further information about our investment in AlerisLife.
(2)The 10% equity interest we own in the Seaport JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are a discount rate of 5.58%, an

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
exit capitalization rate of 5.25%, a holding period of approximately 10 years and market rents. The assumptions made in the fair value analysis are based on the location, type and nature of the property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Note 2 for further information regarding this joint venture.
(3)The 20% equity interest we own in the LSMD JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are discount rates of between 5.60% and 8.00%, exit capitalization rates of between 5.10% and 6.25%, holding periods of approximately 10 years and market rents. The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers, industry publications and our experience. See Note 2 for further information regarding this joint venture.
In addition to the assets described in the table above, our financial instruments at September 30, 2022 and December 31, 2021 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, senior unsecured notes, secured debt and finance leases and other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of September 30, 2022		As of December 31, 2021
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 4.750% coupon rate, due 2024	$249,558	$215,470	$249,348	$257,695
Senior unsecured notes, 9.750% coupon rate, due 2025	495,274	452,305	987,903	1,081,990
Senior unsecured notes, 4.750% coupon rate, due 2028	493,154	315,000	492,199	491,480
Senior unsecured notes, 4.375% coupon rate, due 2031	492,771	323,750	492,127	480,763
Senior unsecured notes, 5.625% coupon rate, due 2042	342,469	165,620	342,183	309,260
Senior unsecured notes, 6.250% coupon rate, due 2046	243,267	114,100	243,051	226,500
Secured debts (2)	40,936	39,171	69,713	71,963
	$2,357,429	$1,625,416	$2,876,524	$2,919,651
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
We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 input) as of September 30, 2022 and December 31, 2021, respectively. We estimated the fair values of our four issuances of senior unsecured notes due 2024, 2025, 2028 and 2031 using an average of the bid and ask price on Nasdaq on or about September 30, 2022 and December 31, 2021 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

Note 6. Noncontrolling Interest
In March 2017, we entered into the Seaport JV. The investor owned a 45% equity interest in the joint venture, and we owned the remaining 55% equity interest in the joint venture. We determined that, while we owned a 55% equity interest in this joint venture, this joint venture was a variable interest entity, or VIE, and that we controlled the activities that most significantly impacted the economic performance of this entity; we therefore consolidated the results of this joint venture in our financial statements. In December 2021, we sold an additional 35% equity interest in the Seaport JV to another third party institutional investor. After giving effect to the sale, we owned a 20% equity interest in this joint venture, but determined that we are no longer the primary beneficiary. Effective as of the date of the sale, we deconsolidated these properties and accounted for this joint venture using the equity method of accounting under the fair value option. In June 2022, we sold an additional 10% equity interest from our then remaining 20% equity interest in this joint venture to an existing joint venture investor and continue to account for this joint venture using the equity method of accounting under the fair value option. The portion of the joint

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
venture's net income and comprehensive income not attributable to us, or $1,339 and $4,238 for the three and nine months ended September 30, 2021, respectively, is reported as a noncontrolling interest in our condensed consolidated statements of comprehensive income (loss). This joint venture made aggregate cash distributions to the other joint venture investor of $5,524 and $16,848 for the three and nine months ended September 30, 2021, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our condensed consolidated statement of shareholders' equity.

Note 7.  Shareholders' Equity
Common Share Awards:
On June 2, 2022, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 20,000 of our common shares, valued at $2.14 per share, the closing price of our common shares on Nasdaq on that day.
On September 14, 2022, we awarded under our equity compensation plan an aggregate of 707,000 of our common shares, valued at $1.30 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR.
Common Share Repurchases:
During the three and nine months ended September 30, 2022, we purchased an aggregate of 122,403 and 124,101 of our common shares, respectively, valued at a weighted average share price of $1.30 and $1.33 per share, respectively, from our officers and certain current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the nine months ended September 30, 2022, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 13, 2022	January 24, 2022	February 17, 2022	$0.01	$2,390
April 14, 2022	April 25, 2022	May 19, 2022	0.01	2,390
July 14, 2022	July 25, 2022	August 18, 2022	0.01	2,391
			$0.03	$7,171
On October 13, 2022, we declared a quarterly distribution to common shareholders of record on October 24, 2022 of $0.01 per share, or approximately $2,397. We expect to pay this distribution on or about November 17, 2022.

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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$55,254	$—	$8,706	$63,960
Residents fees and services	—	258,960	—	258,960
Total revenues	55,254	258,960	8,706	322,920

Expenses:
Property operating expenses	24,179	264,722	195	289,096
Depreciation and amortization	19,037	38,484	2,886	60,407
General and administrative	—	—	6,179	6,179
Acquisition and certain other transaction related costs	—	—	289	289
Total expenses	43,216	303,206	9,549	355,971

(Loss) gain on sale of properties	(5,074)	30	—	(5,044)
Losses on equity securities, net	—	—	(2,674)	(2,674)
Interest and other income	—	125	3,974	4,099
Interest expense	(217)	(298)	(46,421)	(46,936)
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	6,747	(44,389)	(45,964)	(83,606)
Income tax expense	—	—	(13)	(13)
Equity in earnings of investees	2,127	—	—	2,127
Net income (loss)	$8,874	$(44,389)	$(45,977)	$(81,492)

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$162,861	$—	$28,906	$191,767
Residents fees and services	—	754,914	—	754,914
Total revenues	162,861	754,914	28,906	946,681

Expenses:
Property operating expenses	69,652	754,057	195	823,904
Depreciation and amortization	55,424	111,836	8,667	175,927
General and administrative	—	—	20,671	20,671
Acquisition and certain other transaction related costs	—	—	1,826	1,826
Total expenses	125,076	865,893	31,359	1,022,328

Gain on sale of properties	321,242	822	—	322,064
Losses on equity securities, net	—	—	(21,384)	(21,384)
Interest and other income	—	1,084	5,676	6,760
Interest expense	(798)	(1,283)	(157,961)	(160,042)
Gain (loss) on modification or early extinguishment of debt	16	—	(30,059)	(30,043)
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	358,245	(110,356)	(206,181)	41,708
Income tax expense	—	—	(845)	(845)
Equity in earnings of investees	8,685	—	—	8,685
Net income (loss)	$366,930	$(110,356)	$(207,026)	$49,548
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services, or HHS, established a Provider Relief Fund. Retention and use of the funds received under the CARES Act are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned to HHS. We recognize income from government grants on a systematic and rational basis over the period in which we recognize the related expenses or loss of revenues for which the grants are intended to compensate when there is reasonable assurance that we will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. We have recognized $1,084 and $18,967 as other income in our condensed consolidated statements of comprehensive income (loss) with respect to our SHOP segment for the nine months ended September 30, 2022 and 2021, respectively.

	As of September 30, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,969,679	$3,039,210	$1,063,597	$6,072,486

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
2021 Amendments to our Management Arrangements with Five Star. On June 9, 2021, we and Five Star amended our management arrangements, as follows:
•Five Star agreed to cooperate with us in transitioning 108 of our senior living communities with approximately 7,500 living units to other third party managers without our payment of any termination fee to Five Star;
•We no longer have the right to sell up to an additional $682,000 of senior living communities currently managed by Five Star and terminate Five Star's management of those communities without our payment of a fee to Five Star upon sale;
•Five Star continued to manage 120 of our senior living communities, and the skilled nursing units in all of our continuing care retirement communities that Five Star is continuing to manage, which then included approximately 1,500 living units, were closed and are being evaluated and repositioned;

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
•Beginning in 2025, we will have the right to terminate up to 10% of the senior living communities that Five Star is continuing to manage, based on total revenues per year for failure to meet 80% of a target earnings before interest, taxes, depreciation and amortization for the applicable period;
•The incentive fee that Five Star may earn in any calendar year for the senior living communities that Five Star is continuing to manage is no longer subject to a cap and any senior living communities that are undergoing a major renovation or repositioning are excluded from the calculation of the incentive fee;
•RMR will oversee any major renovation or repositioning activities at the senior living communities that Five Star is continuing to manage; and
•The term of our management agreements with Five Star for our senior living communities that Five Star is continuing to manage was extended by two years to December 31, 2036.
Pursuant to these changes, we and Five Star entered into an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that Five Star is continuing to manage and interim management agreements for the senior living communities that we and Five Star agreed to transition to other third party managers. These agreements replaced our prior master leases and management and pooling agreements with Five Star. In addition, AlerisLife delivered to us a related amended and restated guaranty agreement pursuant to which AlerisLife is continuing to guarantee the payment and performance of its subsidiaries' obligations under the applicable management agreements.
As of December 31, 2021, we had transitioned 107 of the 108 senior living communities, containing 7,340 living units, from Five Star to other third party managers, of which 69 senior living communities with approximately 4,800 living units were transitioned during the three months ended September 30, 2021. The remaining senior living community was closed in February 2022 and we are assessing opportunities to redevelop that property. We continue to lease our senior living communities that have been transitioned to new managers to our taxable REIT subsidiaries, or TRSs. We incurred costs related to retention and other transition costs for these communities. We recorded $220 and $3,123 for the three months ended September 30, 2022 and 2021, respectively, and $1,665 and $15,037 for the nine months ended September 30, 2022 and 2021, respectively, of these costs to acquisition and certain other transaction related costs in our condensed consolidated statements of comprehensive income (loss).
Our Senior Living Communities Managed by Five Star. Five Star managed 120 and 159 of our senior living communities as of September 30, 2022 and 2021, respectively. We lease our senior living communities that are managed by Five Star to our TRSs. Effective October 31, 2022, Five Star ceased managing an active adult community we own located in Plano, Texas, and effective as of November 1, 2022, RMR assumed management of that community pursuant to our property management agreement with RMR. We paid Five Star a termination fee of $350 in connection with the termination of Five Star's management of this community.
We incurred management fees payable to Five Star of $9,477 and $11,220 for the three months ended September 30, 2022 and 2021, respectively, and $27,380 and $37,997 for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, $8,601 and $10,518, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $876 and $702, respectively, were capitalized in our condensed consolidated balance sheets. For the nine months ended September 30, 2022 and 2021, $25,017 and $35,746, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $2,363 and $2,251, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We incurred fees of $1,590 and $1,508 for the three months ended September 30, 2022 and 2021, respectively, and $5,242 and $9,579 for the nine months ended September 30, 2022 and 2021, respectively, with respect to rehabilitation services Five Star provided at our senior living communities that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
We lease to Five Star space at certain of our senior living communities, which it uses to provide certain outpatient rehabilitation and wellness services. We recorded $380 and $399 for the three months ended September 30, 2022 and 2021,

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
respectively, and $1,147 and $1,194 for the nine months ended September 30, 2022 and 2021, respectively, with respect to these leases.
Our Senior Living Communities Managed by Other Third Party Managers. We incurred management fees payable to our other third party managers of $5,108 and $1,678 for the three months ended September 30, 2022 and 2021, respectively, and $15,434 and $1,678 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and 2021, respectively, our other third party managers managed 107 and 69 of our senior living communities. These amounts are included in property operating expenses in our condensed consolidated financial statements.
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue from contracts with customers:	2022	2021	2022	2021
Basic housing and support services	$204,842	$188,381	$594,715	$564,579
Medicare and Medicaid programs	21,370	18,948	60,153	79,803
Private pay and other third party payer SNF services	32,748	28,684	100,046	95,544
Total residents fees and services	$258,960	$236,013	$754,914	$739,926

Note 10. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to the property level operations of many of our properties, including our medical office and life science properties, and major renovation or repositioning activities at our senior living communities that we may request RMR to manage from time to time. See Note 11 for further information regarding our relationship, agreements and transactions with RMR.
We recognized net business management fees of $3,763 and $5,986 for the three months ended September 30, 2022 and 2021, respectively, and $13,082 and $17,627 for the nine months ended September 30, 2022 and 2021, respectively. Based on our common share total return, as defined in our business management agreement, as of each of September 30, 2022 and 2021, no estimated incentive fees are included in the net business management fees we recognized for the three or nine months ended September 30, 2022 or 2021. The actual amount of annual incentive fees for 2022, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2022, and will be payable in January 2023. We did not incur any incentive fee payable for the year ended December 31, 2021. We recognize business management and incentive fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss). RMR provides management services to our joint ventures. See Note 11 for further information regarding our joint ventures' management arrangements with RMR and the related impact on our management fees payable to RMR.
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
We recognized aggregate net property management and construction supervision fees of $2,658 and $2,931 for the three months ended September 30, 2022 and 2021, respectively, and $7,567 and $9,276 for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, $1,521 and $2,410, respectively, of the total property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,137 and $521, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the nine months ended September 30, 2022 and 2021, $4,142 and $7,360, respectively, of the total property management fees were expensed to property operating expenses in our condensed consolidated statements of

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
comprehensive income (loss) and $3,425 and $1,916, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $3,498 and $3,121 for these expenses and costs for the three months ended September 30, 2022 and 2021, respectively, and $9,573 and $9,620 for the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss) for these periods.
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
See Note 7 for information relating to awards of our common shares we made in September 2022 to our officers and certain other employees of RMR and our repurchase of common shares from our officers and certain current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations owed in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for common share awards to our officers and RMR officers and employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
AlerisLife. We are currently AlerisLife's largest stockholder. As of September 30, 2022, we owned approximately 32.8% of AlerisLife's outstanding common shares. Five Star is an operating division of AlerisLife. Five Star manages certain of the senior living communities we own pursuant to the Master Management Agreement. RMR provides management services to both us and AlerisLife. See Note 9 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star) and Note 5 for further information regarding our investment in AlerisLife.
As of September 30, 2022, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., together with ABP Trust, owned approximately 6.2% of AlerisLife's outstanding common shares.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Our Joint Ventures. We have two separate joint venture arrangements with two third party institutional investors, the Seaport JV and the LSMD JV. We own a 10% equity interest in the Seaport JV and a 20% equity interest in the LSMD JV; from January 2022 until June 28, 2022, we owned a 20% equity interest in the Seaport JV. We initially entered into the Seaport JV prior to January 1, 2021, and we entered into the LSMD JV in January 2022. RMR provides management services to both of these joint ventures. Our joint ventures are not our consolidated subsidiaries and, as a result, we are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding the joint ventures. Prior to December 23, 2021, the Seaport JV was our consolidated subsidiary and, as such, we were previously obligated to pay management fees to RMR under our management agreements with RMR for the services it provided regarding that joint venture; however, that joint venture paid management fees directly to RMR, and any such fees paid by that joint venture were credited against the fees payable by us to RMR. In addition, we wholly owned the 10 medical office and life science properties until the contribution of these properties to the applicable joint venture in January 2022 and we paid management fees to RMR for the management services it provided to us for those properties up until that time. As of September 30, 2022, in connection with entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs of $9,558 that were payable by that joint venture. Those costs are presented as other assets, net, in our condensed consolidated balance sheet.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.

Note 12.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended September 30, 2022 and 2021, we recognized income tax expense of $13 and $595, respectively, and for the nine months ended September 30, 2022 and 2021, we recognized income tax expense of $845 and $1,024, respectively.

Note 13. Weighted Average Common Shares (share amounts in thousands)
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. For purposes of calculating diluted earnings per share, we did not include 891 and 855 of unvested share awards for the three and nine months ended September 30, 2022, respectively, because to do so would have been antidilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
OVERVIEW
We are a REIT that is organized under Maryland law and which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of September 30, 2022, we wholly owned 379 properties, including eight closed senior living communities, located in 36 states and Washington, D.C. At September 30, 2022, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.0 billion.
As of September 30, 2022, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that was 98% leased with an average (by annualized rental income) remaining lease term of 6.2 years.
We are closely monitoring the impacts of the current economic and market conditions on all aspects of our business, including, but not limited to, labor availability, high inflation, rising interest rates, supply chain disruptions, geopolitical risks and possible economic recession. We expect to continue to have elevated labor, utility and food costs on a per resident basis with respect to our SHOP segment.
In response to inflationary pressures, the U.S. Federal Reserve increased the federal funds rate by 300 basis points over five consecutive meetings from March 2022 to September 2022 and has signaled that further significant increases are likely to occur. These inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy is now in, or may soon enter, an economic recession and they have caused disruptions in the financial markets. An economic recession, or continued or intensified disruptions in the financial markets could adversely affect our financial condition and that of our managers, operators and tenants, could adversely impact the ability of our managers, operators, tenants or residents to pay the contractual amounts of returns, rents or other obligations due to us, could impair our ability to effectively deploy our capital or realize upon investments on favorable terms, may restrict our access to, and would likely increase our cost of capital, and may cause the values of our properties and of our securities to decline.
We believe that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including senior living. However, it is unclear whether COVID-19 infection rates will surge again in the future or if other variants of that virus or other public health events will arise in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, or our managers', operators' and tenants' businesses. It is also uncertain what the impact of changing market and economic conditions would be on our and our managers', operators' and tenants' businesses. As a result of these uncertainties, we are unable to determine what the ultimate impacts will be on our, our managers', operators', our tenants' and other stakeholders' businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic and the economic uncertainty, and their impact on our business and financial condition, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors" in our Annual Report.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

As of September 30, 2022	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q3 2022 Revenues	% of Q3 2022 Revenues	Q3 2022 NOI (3)	% of Q3 2022 NOI
Office Portfolio (4)	105	8,811,374	sq. ft.	$2,281,712	32.6%	$259	$55,254	17.1%	$31,075	91.9%
SHOP	234	25,078	units	4,278,193	61.2%	$170,595	258,960	80.2%	(5,762)	(17.0)%
Triple net leased senior living communities	30	2,326	units	252,083	3.7%	$108,376	5,914	1.8%	5,914	17.5%
Wellness centers	10	812,000	sq. ft.	178,110	2.5%	$219	2,792	0.9%	2,597	7.6%
Total	379			$6,990,098	100.0%		$322,920	100.0%	$33,824	100.0%

	Occupancy
	As of and For the Three Months Ended September 30,
	2022	2021
Office Portfolio (5)	85.9%	91.3%
SHOP	74.7%	71.3%
Triple net leased senior living communities (6)(7)	81.1%	75.7%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at September 30, 2022.
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
(5)Medical office and life science property occupancy data is as of September 30, 2022 and 2021 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(6)Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale, if any, and data for which there was a transfer of operations during the periods presented.
(7)Operating data for triple net leased senior living communities leased to third party operators is presented based upon the operating results provided by our tenants for the three months ended June 30, 2022 and 2021, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.
During the three and nine months ended September 30, 2022, we entered into new and renewal leases at our medical office and life science properties in our Office Portfolio segment as summarized in the following tables (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended September 30, 2022
	New Leases	Renewals	Total
Square feet leased during the quarter	43	178	221
Weighted average rental rate change (by rentable square feet)	5.5%	1.6%	2.4%
Weighted average lease term (years) (1)	5.0	6.0	5.8
Total leasing costs and concession commitments (2)	$2,334	$2,672	$5,006
Total leasing costs and concession commitments per square foot (2)	$54.30	$15.02	$22.66
Total leasing costs and concession commitments per square foot per year (2)	$10.95	$2.49	$3.89

	Nine Months Ended September 30, 2022
	New Leases	Renewals	Total
Square feet leased during the period	215	470	685
Weighted average rental rate change (by rentable square feet)	13.2%	3.3%	6.6%
Weighted average lease term (years) (1)	7.8	5.4	6.2
Total leasing costs and concession commitments (2)	$16,650	$6,230	$22,880
Total leasing costs and concession commitments per square foot (2)	$77.43	$13.25	$33.39
Total leasing costs and concession commitments per square foot per year (2)	$9.95	$2.47	$5.38
(1)Weighted based on annualized rental income pursuant to existing leases as of September 30, 2022, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.
(2)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
Lease Expiration Schedules
As of September 30, 2022, lease expirations at our medical office and life science properties in our Office Portfolio segment are as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2022	32	95,745	1.3%	1.3%	$3,925	1.8%	1.8%
2023	44	570,707	7.5%	8.8%	16,352	7.4%	9.2%
2024	74	1,100,132	14.5%	23.3%	27,965	12.7%	21.9%
2025	78	722,561	9.6%	32.9%	17,279	7.8%	29.7%
2026	63	792,937	10.5%	43.4%	23,833	10.8%	40.5%
2027	57	868,245	11.5%	54.9%	21,035	9.5%	50.0%
2028	38	976,475	12.9%	67.8%	25,475	11.5%	61.5%
2029	38	394,832	5.2%	73.0%	10,649	4.8%	66.3%
2030	17	262,285	3.5%	76.5%	6,172	2.8%	69.1%
2031 and thereafter	54	1,781,486	23.5%	100.0%	67,908	30.9%	100.0%
Total	495	7,565,405	100.0%		$220,593	100.0%

Weighted average remaining lease term (in years)		5.3			5.8
(1)Annualized rental income is based on rents pursuant to existing leases as of September 30, 2022, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.
Lease expiration data for our triple net leased senior living communities and wellness centers that are leased to third party operators has not been provided because there were no changes to the lease expiration schedules from those reported in our Annual Report, except that in October 2022, we and a private operator agreed to terminate lease agreements for three of our senior living communities originally scheduled to expire in 2024 and 2030 and replace them with management agreements under our TRS structure.

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
The following table summarizes the results of operations of each of our segments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Office Portfolio	$55,254	$91,520	$162,861	$277,647
SHOP	258,960	236,013	754,914	739,926
Non-Segment	8,706	9,883	28,906	28,908
Total revenues	$322,920	$337,416	$946,681	$1,046,481

Net income (loss) attributable to common shareholders:
Office Portfolio	$8,874	$19,600	$366,930	$94,486
SHOP	(44,389)	(30,899)	(110,356)	(62,992)
Non-Segment	(45,977)	(78,044)	(207,026)	(222,564)
Net income (loss) attributable to common shareholders	$(81,492)	$(89,343)	$49,548	$(191,070)
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended September 30, 2022 to the three months ended September 30, 2021. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
NOI by segment:
Office Portfolio	$31,075	$59,134	$(28,059)	(47.4)%
SHOP	(5,762)	2,326	(8,088)	(347.7)%
Non-Segment	8,511	9,883	(1,372)	(13.9)%
Total NOI	33,824	71,343	(37,519)	(52.6)%

Depreciation and amortization	60,407	68,702	(8,295)	(12.1)%
General and administrative	6,179	8,870	(2,691)	(30.3)%
Acquisition and certain other transaction related costs	289	3,108	(2,819)	(90.7)%
(Loss) gain on sale of properties	(5,044)	200	(5,244)	nm
Losses on equity securities, net	(2,674)	(14,755)	12,081	(81.9)%
Interest and other income	4,099	976	3,123	nm
Interest expense	(46,936)	(64,493)	17,557	(27.2)%
Loss from continuing operations before income tax expense and equity in earnings of investees	(83,606)	(87,409)	3,803	(4.4)%
Income tax expense	(13)	(595)	582	(97.8)%
Equity in earnings of investees	2,127	—	2,127	nm
Net loss	(81,492)	(88,004)	6,512	(7.4)%
Net income attributable to noncontrolling interest	—	(1,339)	1,339	(100.0)%
Net loss attributable to common shareholders	$(81,492)	$(89,343)	$7,851	(8.8)%
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2022	2021	2022	2021
Total buildings	94	94	105	118
Total square feet (2)	7,894	7,895	8,811	10,927
Occupancy (3)	90.2%	91.4%	85.9%	91.3%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since July 1, 2021; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.
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

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2022	2021	Change	Change	2022	2021	2022	2021	Change	Change
Rental income	$49,775	$47,038	$2,737	5.8%	$5,479	$44,482	$55,254	$91,520	$(36,266)	(39.6)%
Property operating expenses	(21,140)	(19,422)	1,718	8.8%	(3,039)	(12,964)	(24,179)	(32,386)	(8,207)	(25.3)%
NOI	$28,635	$27,616	$1,019	3.7%	$2,440	$31,518	$31,075	$59,134	$(28,059)	(47.4)%

(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since July 1, 2021; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income decreased primarily due to the deconsolidation of 11 medical office and life science properties currently owned by two unconsolidated joint ventures in each of which we own an equity interest and properties being taken out of service and/or currently undergoing redevelopment, partially offset by our acquisition of one property since July 1, 2021 and an increase in rental income at our comparable properties and at our recently redeveloped properties. Rental income increased at our comparable properties primarily due to higher average rents resulting from our new and renewal leasing activity and increases in property operating expense reimbursements at certain of our comparable properties, partially offset by decreases in occupancy at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses is primarily due to the deconsolidation of 11 medical office and life science properties currently owned by two unconsolidated joint ventures in each of which we own an equity interest and properties being taken out of service and/or currently undergoing redevelopment, partially offset by our acquisition of one property since July 1, 2021 and an increase in property operating expenses at our comparable properties and at our recently redeveloped properties. Property operating expenses at our comparable properties increased primarily due to increases in utility expenses and other direct costs at certain of our comparable properties. The increase in utility expenses for our comparable properties is primarily due to higher energy rates and increased building utilization levels at certain of our properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Total properties	120	120	234	235
Number of units	17,889	17,889	25,078	25,424
Occupancy	75.3%	73.4%	74.7%	71.3%
Average monthly rate (2)	$4,158	$3,937	$4,509	$4,234
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since July 1, 2021; excludes communities classified as held for sale or closed, if any.
(2)Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2022	2021	Change	Change	2022	2021	2022	2021	Change	Change
Residents fees and services	$171,700	$158,512	$13,188	8.3%	$87,260	$77,501	$258,960	$236,013	$22,947	9.7%
Property operating expenses	(166,332)	(151,186)	15,146	10.0%	(98,390)	(82,501)	(264,722)	(233,687)	31,035	13.3%
NOI	$5,368	$7,326	$(1,958)	(26.7)%	$(11,130)	$(5,000)	$(5,762)	$2,326	$(8,088)	(347.7)%
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since July 1, 2021; excludes communities classified as held for sale or closed, if any.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to increases in occupancy and average monthly rate at both comparable and non-comparable properties, partially offset by our closure of one property since July 1, 2021.
Property operating expenses. Property operating expenses consist of wages and benefit costs of property level personnel, real estate taxes, utility expenses, insurance, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increases in labor costs, insurance deductibles and other costs associated with Hurricane Ian's damage at certain of our managed senior living communities in Florida, inflationary cost pressures related to food and energy and increased sales and marketing costs to improve occupancy. These increases were partially offset by our closure of one property since July 1, 2021.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Three Months Ended September 30,				As of and For the Three Months Ended September 30,
	2022		2021		2022		2021
Total properties:
Triple net leased senior living communities	29		29		30		29
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.17	x	1.27	x	1.17	x	1.27	x
Wellness centers (3)	1.72	x	1.51	x	1.72	x	1.51	x
(1)Non-segment operations consists of all of our other operations, including certain senior living communities and wellness centers that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since July 1, 2021; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended June 30, 2022 and 2021 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale, if any, or for which there was a transfer of operations during the periods presented. Excludes rent coverage for six of our wellness centers, the tenant of which was in default under the applicable leases with us as of September 30, 2022.

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2022	2021	Change	Change	2022	2021	2022	2021	Change	Change
Rental income	$8,706	$9,883	$(1,177)	(11.9)%	$—	$—	$8,706	$9,883	$(1,177)	(11.9)%
Property operating expenses	(195)	—	195	nm	—	—	(195)	—	195	nm
NOI	$8,511	$9,883	$(1,372)	(13.9)%	$—	$—	$8,511	$9,883	$(1,372)	(13.9)%
nm - not meaningful
(1)Consists of properties that we have owned and which have been leased to the same operator continuously since July 1, 2021; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to a decrease in rental income at our comparable properties, partially offset by an increase in rental income as a result of our purchase of improvements at our comparable properties since July 1, 2021. Rental income decreased at our comparable properties primarily due to lower cash rents received during the three months ended September 30, 2022 from a tenant in default under leases for six of our wellness centers. We have elected to recognize rental income as rent payments are received and we continue to evaluate our options with respect to this tenant default. In October 2022, we and one of our private operators agreed to terminate lease agreements for three of our senior living communities and replace them with management agreements under our TRS structure. The same private operator will continue to operate these properties.
Property operating expenses. Property operating expenses consist of real estate taxes and other expenses we paid on behalf of a tenant in default under leases for six of our wellness centers. Since this tenant is currently in default under leases for six of our wellness centers, we expect to continue to incur real estate taxes and other direct costs of operating these properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.

Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to the deconsolidation of 11 medical office and life science properties owned by two unconsolidated joint ventures in each of which we own an equity interest and certain depreciable assets becoming fully depreciated since July 1, 2021. Decreases to depreciation and amortization expense were partially offset by the purchase of capital improvements at certain of our properties and our acquisition of one property since July 1, 2021.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in our base business management fees expense as a result of lower consolidated indebtedness and lower trading prices for our common shares during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Acquisition and certain other transaction related costs. For the three months ended September 30, 2022 and 2021, acquisition and certain other transaction related costs primarily represent costs related to the transition of certain senior living communities to other third party managers.
(Loss) gain on sale of properties. (Loss) gain on sale of properties is the net result of our sale of certain of our properties and joint venture equity interests during the three months ended September 30, 2022 and 2021. The loss on sale of properties during the three months ended September 30, 2022 reflects final proration adjustments related to the sale of 10 medical office and life science properties to the LSMD JV in which we retained a 20% equity interest. For further information regarding (loss) gain on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Losses on equity securities, net. Losses on equity securities, net, represent the net unrealized losses to adjust our investment in AlerisLife to its fair value. For further information regarding our investment in AlerisLife, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The increase in interest and other income is primarily due to higher interest earned during the three months ended September 30, 2022 as a result of higher interest rates compared to the three months ended September 30, 2021. Increases to interest and other income were partially offset by $125 of funds we received from the U.S. government pursuant to the CARES Act during the three months ended September 30, 2022 compared to $786 received during the three months ended September 30, 2021.
Interest expense. Interest expense decreased primarily due to the deconsolidation of the debt secured by one life science property owned by the Seaport JV and due to our redemption in June 2022 of $500,000 of our 9.75% senior notes due 2025. These decreases were partially offset by an increase in interest rates under our revolving credit facility during the 2022 period.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in earnings of investees. Equity in earnings of investees is the change in the fair value of our investments in our joint ventures.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the nine months ended September 30, 2022 to the nine months ended September 30, 2021. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
NOI by segment:
Office Portfolio	$93,209	$182,647	$(89,438)	(49.0)%
SHOP	857	16,830	(15,973)	(94.9)%
Non-Segment	28,711	28,908	(197)	(0.7)%
Total NOI	122,777	228,385	(105,608)	(46.2)%

Depreciation and amortization	175,927	202,743	(26,816)	(13.2)%
General and administrative	20,671	25,538	(4,867)	(19.1)%
Acquisition and certain other transaction related costs	1,826	15,179	(13,353)	(88.0)%
Impairment of assets	—	(174)	174	(100.0)%
Gain on sale of properties	322,064	30,838	291,226	nm
Losses on equity securities, net	(21,384)	(26,943)	5,559	(20.6)%
Interest and other income	6,760	19,849	(13,089)	(65.9)%
Interest expense	(160,042)	(192,241)	32,199	(16.7)%
Loss on modification or early extinguishment of debt	(30,043)	(2,410)	(27,633)	nm
Income (loss) from continuing operations before income tax expense and equity in earnings of investees	41,708	(185,808)	227,516	nm
Income tax expense	(845)	(1,024)	179	(17.5)%
Equity in earnings of investees	8,685	—	8,685	nm
Net income (loss)	49,548	(186,832)	236,380	nm
Net income attributable to noncontrolling interest	—	(4,238)	4,238	(100.0)%
Net income (loss) attributable to common shareholders	$49,548	$(191,070)	$240,618	nm
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2022	2021	2022	2021
Total buildings	94	94	105	118
Total square feet (2)	7,894	7,895	8,811	10,927
Occupancy (3)	90.2%	91.4%	85.9%	91.3%
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

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2022	2021	Change	Change	2022	2021	2022	2021	Change	Change
Rental income	$145,946	$142,390	$3,556	2.5%	$16,915	$135,257	$162,861	$277,647	$(114,786)	(41.3)%
Property operating expenses	(60,592)	(57,511)	3,081	5.4%	(9,060)	(37,489)	(69,652)	(95,000)	(25,348)	(26.7)%
NOI	$85,354	$84,879	$475	0.6%	$7,855	$97,768	$93,209	$182,647	$(89,438)	(49.0)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2021; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income decreased primarily due to the deconsolidation of 11 medical office and life science properties currently owned by two unconsolidated joint ventures in each of which we own an equity interest, our disposition of five properties since January 1, 2021 and properties being taken out of service and/or currently undergoing redevelopment, partially offset by our acquisition of one property since January 1, 2021 and an increase in rental income at our comparable properties and at our recently redeveloped properties. Rental income increased at our comparable properties primarily due to higher average rents resulting from our new and renewal leasing activity, increased parking revenue at certain of our comparable properties as certain states and municipalities have eased restrictions related to the COVID-19 pandemic since January 1, 2021, tenants' employees have increasingly returned to the office and commercial activity has increased and increases in property operating expense reimbursements at certain of our comparable properties, partially offset by decreases in occupancy at certain of our comparable properties.
Property operating expenses. The decrease in property operating expenses is primarily due to the deconsolidation of 11 medical office and life science properties currently owned by two unconsolidated joint ventures in each of which we own an equity interest, our disposition of five properties since January 1, 2021 and properties being taken out of service and/or currently undergoing redevelopment, partially offset by our acquisition of one property since January 1, 2021 and an increase in property operating expenses at our comparable properties and at our recently redeveloped properties. Property operating expenses at our comparable properties increased primarily due to increases in utility expenses and other direct costs at certain of our comparable properties. The increase in utility expenses for our comparable properties is primarily due to higher energy rates and increased building utilization levels at certain of our properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Nine Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2022	2021	2022	2021
Total properties	120	120	234	235
Number of units	17,889	17,889	25,078	25,424
Occupancy	74.5%	73.0%	73.8%	70.6%
Average monthly rate (2)	$4,117	$4,001	$4,487	$4,389
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

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2022	2021	Change	Change	2022	2021	2022	2021	Change	Change
Residents fees and services	$499,421	$512,484	$(13,063)	(2.5)%	$255,493	$227,442	$754,914	$739,926	$14,988	2.0%
Property operating expenses	(471,691)	(482,336)	(10,645)	(2.2)%	(282,366)	(240,760)	(754,057)	(723,096)	30,961	4.3%
NOI	$27,730	$30,148	$(2,418)	(8.0)%	$(26,873)	$(13,318)	$857	$16,830	$(15,973)	(94.9)%
(1)Consists of senior living communities that we have owned and which have been operated by the same operator continuously since January 1, 2021; excludes communities classified as held for sale or closed, if any.
Residents fees and services. Residents fees and services increased primarily due to increases in occupancy and average monthly rate at both comparable and non-comparable properties, partially offset by our closure of one property since January 1, 2021. Residents fees and services at our comparable properties decreased due to the closure of skilled nursing units at certain of our comparable properties during the nine months ended September 30, 2021.
Property operating expenses. Property operating expenses increased primarily due to increases in labor costs, insurance deductibles and other costs associated with Hurricane Ian's damage at certain of our managed senior living communities in Florida, inflationary cost pressures related to food and energy and increased sales and marketing costs to improve occupancy. These increases were partially offset by our closure of one property since January 1, 2021. Property operating expenses at our comparable properties decreased primarily due to the closure of skilled nursing units at certain of our comparable properties during the nine months ended September 30, 2021, partially offset by the increased property operating expenses referenced above.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Nine Months Ended September 30,				As of and For the Nine Months Ended September 30,
	2022		2021		2022		2021
Total properties:
Triple net leased senior living communities	29		29		30		29
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.17	x	1.27	x	1.17	x	1.27	x
Wellness centers (3)	1.72	x	1.51	x	1.72	x	1.51	x
(1)Non-segment operations consists of all of our other operations, including certain senior living communities and wellness centers that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Comparable properties consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2021; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended June 30, 2022 and 2021 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale, if any, or for which there was a transfer of operations during the periods presented. Excludes rent coverage for six of our wellness centers, the tenant of which was in default under the applicable leases with us as of September 30, 2022.

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2022	2021	Change	Change	2022	2021	2022	2021	Change	Change
Rental income	$28,906	$28,908	$(2)	0.0%	$—	$—	$28,906	$28,908	$(2)	0.0%
Property operating expenses	(195)	—	195	nm	—	—	(195)	—	195	nm
NOI	$28,711	$28,908	$(197)	(0.7)%	$—	$—	$28,711	$28,908	$(197)	(0.7)%
nm - not meaningful
(1)Consists of properties that we have owned and which have been leased to the same operator continuously since January 1, 2021; excludes properties classified as held for sale, if any.
Rental income. There were no meaningful changes to rental income during the nine months ended September 30, 2022 compared to the 2021 period.
Property operating expenses. Property operating expenses consist of real estate taxes and other expenses we paid on behalf of a tenant in default under leases for six of our wellness centers. Since this tenant is currently in default under leases for six of our wellness centers, we expect to continue to incur real estate taxes and other direct costs of operating these properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to the deconsolidation of 11 medical office and life science properties owned by two unconsolidated joint ventures in each of which we own an equity interest, our disposition of five properties and certain depreciable assets becoming fully depreciated since January 1, 2021. Decreases to depreciation and amortization expense were partially offset by the purchase of capital improvements at certain of our properties and our acquisition of one property since January 1, 2021.
General and administrative expense. General and administrative expense decreased primarily due to a decrease in our base business management fees expense as a result of lower trading prices for our common shares and lower consolidated indebtedness during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Acquisition and certain other transaction related costs. For the nine months ended September 30, 2022 and 2021, acquisition and certain other transaction related costs primarily represent costs related to the transition of certain senior living communities to other third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gain on sale of properties. Gain on sale of properties is the net result of our sale of certain of our properties and joint venture equity interests during the nine months ended September 30, 2022 and 2021. The gain on sale of properties during the nine months ended September 30, 2022 reflects our sale of 10 medical office and the LSMD JV in which we retained a 20% equity interest and our sale of a 10% equity interest in the Seaport JV. For further information regarding gain on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Losses on equity securities, net. Losses on equity securities, net, represent the net unrealized losses to adjust our investment in AlerisLife to its fair value. For further information regarding our investment in AlerisLife, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The decrease in interest and other income is primarily due to $1,084 of funds we received from the U.S. government pursuant to the CARES Act during the nine months ended September 30, 2022 compared to $18,967 received during the nine months ended September 30, 2021. Decreases to interest and other income were partially offset by higher interest earned during the nine months ended September 30, 2022 as a result of higher interest rates compared to the nine months ended September 30, 2021.

Interest expense. Interest expense decreased primarily due to the deconsolidation of the debt secured by one life science property owned by the Seaport JV and due to our prepayment in February 2021 of our $200,000 term loan, our redemption in June 2021 of all $300,000 of our 6.75% senior notes due 2021 and our redemption in June 2022 of $500,000 of our 9.75% senior notes due 2025. These decreases were partially offset by an increase in average borrowings under our revolving credit facility, our issuance in February 2021 of $500,000 aggregate principal amount of our 4.375% senior notes due 2031 and an increase in interest rates under our revolving credit facility during the 2022 period.
Loss on modification or early extinguishment of debt. During the nine months ended September 30, 2022, we recorded a loss on modification or early extinguishment of debt in connection with the amendment to our credit agreement and our redemption of $500,000 of our 9.75% senior notes due 2025, partially offset by a gain on early extinguishment of debt in connection with our prepayment of a mortgage note. We also recorded a loss in connection with the amendments to our credit agreement and the agreement governing our previously existing $200,000 term loan, our prepayment of our $200,000 term loan and our redemption of all $300,000 of our 6.75% senior notes due 2021 during the nine months ended September 30, 2021.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in earnings of investees. Equity in earnings of investees is the change in the fair value of our investments in our joint ventures.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the Securities and Exchange Commission, or SEC, including funds from operations attributable to common shareholders, or FFO attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, and NOI for the three and nine months ended September 30, 2022 and 2021. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the three and nine months ended September 30, 2022 and 2021 and reconciliations of net income (loss) attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income (loss) attributable to common shareholders per share for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income attributable to common shareholders	$(81,492)	$(89,343)	$49,548	$(191,070)
Depreciation and amortization	60,407	68,702	175,927	202,743
Loss (gain) on sale of properties	5,044	(200)	(322,064)	(30,838)
Impairment of assets	—	—	—	(174)
Losses on equity securities, net	2,674	14,755	21,384	26,943
FFO adjustments attributable to noncontrolling interest	—	(5,273)	—	(15,821)
Equity in earnings of unconsolidated joint ventures	(2,127)	—	(8,685)	—
Share of FFO from unconsolidated joint ventures	2,137	—	9,516	—
Adjustments to reflect our share of FFO attributable to an equity method investment	(1,639)	(2,440)	(5,037)	(3,409)
FFO attributable to common shareholders	(14,996)	(13,799)	(79,411)	(11,626)

Acquisition and certain other transaction related costs	289	3,108	1,826	15,179
Loss on modification or early extinguishment of debt	—	—	30,043	2,410
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	540	1,242	1,079	2,626
Normalized FFO attributable to common shareholders	$(14,167)	$(9,449)	$(46,463)	$8,589

Weighted average common shares outstanding (basic and diluted)	238,344	238,008	238,231	237,905

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders	$(0.34)	$(0.38)	$0.21	$(0.80)
FFO attributable to common shareholders	$(0.06)	$(0.06)	$(0.33)	$(0.05)
Normalized FFO attributable to common shareholders	$(0.06)	$(0.04)	$(0.20)	$0.04
Distributions declared	$0.01	$0.01	$0.03	$0.03
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Net Income (Loss) to NOI:
Net (loss) income	$(81,492)	$(88,004)	$49,548	$(186,832)

Equity in earnings of investees	(2,127)	—	(8,685)	—
Income tax expense	13	595	845	1,024
(Loss) income from continuing operations before income tax expense and equity in earnings of investees	(83,606)	(87,409)	41,708	(185,808)
Loss on modification or early extinguishment of debt	—	—	30,043	2,410
Interest expense	46,936	64,493	160,042	192,241
Interest and other income	(4,099)	(976)	(6,760)	(19,849)
Losses on equity securities, net	2,674	14,755	21,384	26,943
Loss (gain) on sale of properties	5,044	(200)	(322,064)	(30,838)
Impairment of assets	—	—	—	(174)
Acquisition and certain other transaction related costs	289	3,108	1,826	15,179
General and administrative	6,179	8,870	20,671	25,538
Depreciation and amortization	60,407	68,702	175,927	202,743
Total NOI	$33,824	$71,343	$122,777	$228,385

Office Portfolio NOI	$31,075	$59,134	$93,209	$182,647
SHOP NOI	(5,762)	2,326	857	16,830
Non-Segment NOI	8,511	9,883	28,711	28,908
Total NOI	$33,824	$71,343	$122,777	$228,385

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of cash to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, borrowings under our revolving credit facility and proceeds from the disposition of certain properties. We believe that these sources will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:
•our ability to receive rents from our tenants;
•our ability to maintain or increase the occupancy of, and the rates at, our properties, particularly at our senior living communities;
•our and our managers' abilities to control operating expenses and capital expenses at our properties, including increased operating expenses that we may incur in response to high inflation or supply chain challenges; and
•our managers' abilities to maintain or increase our returns from our managed senior living communities.
In March 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million of this borrowing and reduced the borrowing capacity under our revolving credit facility to $700.0 million pursuant to the February 2022 amendment to our credit agreement. In addition, in February 2022, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2024. Pursuant to our credit agreement, the borrowing capacity under our revolving credit facility will be reduced to $586.4 million in January 2023 and, as such, we will be required to repay $113.6 million under our revolving credit facility by that time. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic, high inflation, rising interest rates, geopolitical risks or other economic, market or industry conditions, including a possible recession, may cause further increased pressure on our ability to satisfy financial and other covenants. We may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. If we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives. As of September 30, 2022, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic continued to adversely impact our operations. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis. For additional responses and measures taken relating to the COVID-19 pandemic, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in our Annual Report.
In January 2022, we entered into a joint venture with two unrelated third party institutional investors for 10 medical office and life science properties we owned for aggregate proceeds, before closing costs and other adjustments, of $653.3 million. The equity interests that the investors acquired from us equaled 41% and 39%, respectively, of the total equity interests in the joint venture and we retained a 20% equity interest in the joint venture. Following the sale, we account for this joint venture using the equity method of accounting under the fair value option. The initial investment amounts were based upon a property valuation of approximately $702.5 million, less approximately $456.6 million of secured debt on the properties incurred by this joint venture.
In June 2022, we sold an additional 10% equity interest in the Seaport JV to an existing joint venture investor for aggregate proceeds, before closing costs and other adjustments, of $108.0 million. After giving effect to this sale, we continue to own a 10% equity interest in this joint venture. Our initial investment amount was based on a property valuation of $1.7 billion, less $620.0 million of existing mortgage debts on the property that this joint venture assumed.
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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents and restricted cash at beginning of period	$1,016,945	$90,849
Net cash provided by (used in):
Operating activities	(36,948)	(13,198)
Investing activities	483,713	(22,885)
Financing activities	(662,905)	756,671
Cash and cash equivalents and restricted cash at end of period	$800,805	$811,437
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from certain of our senior living community tenants monthly, quarterly or annually.
The increase in cash used in operating activities for the nine months ended September 30, 2022 compared to the prior period was primarily due to reduced NOI as a result of the deconsolidation of joint venture properties during 2021 and 2022, as well as wage inflation and other cost pressures in the senior living communities in our SHOP segment, and dispositions of properties during 2021. These decreases were partially offset by the cash distributions we received from our unconsolidated joint venture interests and increased NOI as a result of our acquisition of one property during 2022. As noted elsewhere in this Quarterly Report on Form 10-Q, the transition of the management of the 107 senior living communities from Five Star to other third party managers was completed as of December 31, 2021 and we have closed the remaining senior living community that we and Five Star agreed to transition and are assessing opportunities to redevelop that property.

Specifically as it relates to our SHOP segment, we face and may continue to face issues with labor availability and wage inflation along with cost pressures from supply chain disruptions and commodity price inflation.
Our Investing Liquidity and Resources
The change in cash provided by (used in) investing activities for the nine months ended September 30, 2022 compared to the prior period was primarily due to proceeds from our sale of 10 medical office and life science properties to the LSMD JV in which we retained a 20% equity interest and our sale of a 10% equity interest in the Seaport JV, partially offset by less proceeds from the sale of real estate properties, an increase in real estate acquisitions and an increase in real estate improvements in the 2022 period compared to the 2021 period.
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Office Portfolio segment capital expenditures:
Lease related costs (1)	$4,277	$5,910	$15,669	$24,312
Building improvements (2)	3,535	3,332	7,439	9,945
SHOP segment fixed assets and capital improvements	24,724	23,270	70,111	65,083
Recurring capital expenditures	$32,536	$32,512	$93,219	$99,340

Development, redevelopment and other activities - Office Portfolio segment (3)	$9,069	$6,824	$43,279	$29,231
Development, redevelopment and other activities - SHOP segment (3)	28,224	2,217	58,620	13,654
Total development, redevelopment and other activities	$37,293	$9,041	$101,899	$42,885
(1)Office Portfolio segment lease related costs generally include capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space and other leasing related costs, such as brokerage commissions and tenant inducements.
(2)Office Portfolio segment building improvements generally include capital expenditures to replace obsolete building components that extend the useful life of existing assets or other improvements to increase the marketability of the property.
(3)Development, redevelopment and other activities generally include capital expenditures that reposition a property or result in new sources of revenue.
We plan to continue investing capital in our properties, including redevelopment projects, to better position these properties in their respective markets in order to increase our returns in future years. In 2022, we expect to incur capital expenditures in excess of 2021 levels, but below the $400.0 million limit allowed pursuant to our credit agreement.
As of September 30, 2022, we had estimated unspent leasing related obligations at our triple net leased senior living communities and our medical office and life science properties of approximately $46.4 million, of which we expect to spend approximately $32.4 million during the next 12 months. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand, proceeds related to contributions we may make of properties we own to joint ventures and proceeds from the disposition of certain properties.
We are currently in the process of redeveloping five properties in our Office Portfolio. Our redevelopment in Decatur, GA is currently expected to be completed in 2022. Our redevelopments at our properties in Tempe, AZ, Irving, TX, Mansfield, MA and Washington, D.C. are expected to be completed at various times between 2023 and 2025. In January 2022, we entered into a new 11 year lease for the entire building at the Tempe, AZ property at a rental rate that is 20% higher than the prior rental rate for the same space. We are also currently reviewing strategic alternatives at a property in our Office Portfolio located in Silver Spring, MD, including opportunities to redevelop this property. We continue to assess opportunities to redevelop other properties in our portfolio. These redevelopment projects may require significant capital expenditures and time to complete.

In July 2022, we acquired one life science property located in California with approximately 88,508 square feet for approximately $75.1 million, including closing costs and credits. We funded this acquisition using cash on hand.
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
Our Financing Liquidity and Resources
The change in cash (used in) provided by financing activities for the nine months ended September 30, 2022 compared to the prior period was primarily due to repayments of borrowings under our revolving credit facility in the 2022 period compared to our full drawdown of our revolving credit facility in the 2021 period, net proceeds from our issuance in February 2021 of $500.0 million aggregate principal amount of our 4.375% senior notes in the 2021 period, increased senior unsecured notes redemption amounts in the 2022 period compared to the 2021 period, increased repayment of other debt and a prepayment premium paid in the 2022 period for the redemption of $500.0 million of our outstanding 9.75% senior notes due 2025, partially offset by our repayment in February 2021 of our $200.0 million term loan. Additionally, the Seaport JV did not pay distributions during the 2022 period related to our noncontrolling interest that we deconsolidated in 2021.
As of September 30, 2022, we had $691.0 million of cash and cash equivalents and were fully drawn under our revolving credit facility. We typically use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities, net proceeds from the disposition of assets and the cash flows from our operations to fund our operations, debt repayments, distributions, property acquisitions, investments, capital expenditures and other general business purposes.
In order to fund investments and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a revolving credit facility. The maturity date of our revolving credit facility is January 15, 2024. Our revolving credit facility generally provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. At September 30, 2022, our revolving credit facility required interest to be paid on borrowings at the annual rate of 5.6%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. On March 31, 2021, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of continued uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million of this borrowing and reduced the borrowing capacity under our revolving credit facility to $700.0 million pursuant to the February 2022 amendment to our credit agreement. Also in February 2022, we exercised our option to extend the maturity date of our revolving credit facility by one year to January 2024. As of September 30, 2022 and October 28, 2022, we were fully drawn under our revolving credit facility. Pursuant to our credit agreement, the borrowing capacity under our revolving credit facility will be further reduced to $586.4 million in January 2023 and, as such, we will be required to repay $113.6 million under our revolving credit facility by that time.
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
During the nine months ended September 30, 2022, we paid quarterly cash distributions to our shareholders totaling approximately $7.2 million using existing cash balances. On October 13, 2022, we declared a quarterly distribution payable to common shareholders of record on October 24, 2022 in the amount of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about November 17, 2022 using cash on hand. For further information regarding the distribution we paid during 2022, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due, subject to limitations on debt offerings in agreements governing our debt. Our ability to complete, and the costs associated with, future debt or equity transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit and debt ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. It is uncertain what the duration and severity of the COVID-19 pandemic and its economic impact will be. A protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic, high inflation, rising interest rates, geopolitical risks or other economic, market or industry conditions, including a possible recession, may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
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
In October 2022, we repaid a mortgage note secured by one of our life science properties with an outstanding principal balance of approximately $10.3 million, a maturity date in October 2022 and an annual interest rate of 4.85%, using cash on hand.
Pursuant to our credit agreement, the borrowing capacity under our revolving credit facility will be reduced to $586.4 million in January 2023 and, as such, we will be required to repay $113.6 million under our revolving credit facility by that time. Our next significant debt maturity does not occur until our revolving credit facility becomes due in January 2024.
In February 2022, Moody's Investors Service, or Moody's, downgraded our 9.75% senior notes due 2025 rating from Ba3 to B2, our 4.375% senior notes due 2031 rating from Ba3 to B2 and our senior unsecured debt rating from B1 to B3. In September 2022, Moody's downgraded our 9.75% senior notes due 2025 rating from B2 to B3, our 4.375% senior notes due 2031 rating from B2 to B3 and our senior unsecured debt rating from B3 to Caa1.
For further information regarding our outstanding debt, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Except for the limitations in the amendments to our credit agreement described above, our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval. Further, those plans may be further impacted by the COVID-19 pandemic, high inflation, rising interest rates, geopolitical risks or other economic, market or industry conditions, including a possible recession.
Debt Covenants
Our principal debt obligations at September 30, 2022 were: (1) outstanding borrowings under our $700.0 million revolving credit facility; (2) $2.4 billion outstanding principal amount of senior unsecured notes; and (3) $35.2 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by three properties. For further information regarding our indebtedness, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of September 30, 2022, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our revolving credit facility and our public debt covenants as the effects of the COVID-19 pandemic, high inflation, rising interest rates, geopolitical risks or other economic, market or industry conditions, including a possible recession, continued to adversely impact our operations. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis, and as such, prior to falling below the 1.5x incurrence requirement, we borrowed $800.0 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility. The proceeds from this borrowing may be used for general business purposes. In February 2022, we repaid $100.0 million of this borrowing and reduced the borrowing capacity under our revolving credit facility to $700.0 million pursuant to the February 2022 amendment to our credit agreement. As of September 30, 2022, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations, subject to the waivers noted above. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from the COVID-19 pandemic, high inflation, rising interest rates, geopolitical risks or other economic, market or industry conditions, including a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. Further, if we believe we will not be able to satisfy our financial or other covenants, we will seek waivers, amendments, or in the case of our public debt covenants, borrow any undrawn amounts which may become available under our revolving credit facility prior to any covenant violation, consistent with our approach in March 2021, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We cannot assure that we would be able to obtain these waivers or amendments or repay the related debt facilities when due, or that there will be any amounts available to borrow under our revolving credit facility, which may result in an event of default under the agreements governing our debt or the potential acceleration of our outstanding debt.
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

The loan agreements governing the aggregate $620.0 million secured debt financing related to the Seaport JV contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. We no longer include this $620.0 million of secured debt financing in our condensed consolidated balance sheet following the deconsolidation of the net assets of this joint venture; however, we continue to provide certain guaranties on this debt. The debt secured by the properties included in the LSMD JV in which we own a 20% equity interest is guaranteed by this joint venture.
Supplemental Guarantor Information
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. We subsequently redeemed $500.0 million of this debt in June 2022, with $500.0 million outstanding. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of September 30, 2022, all $500.0 million of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.35 billion of senior unsecured notes do not have the benefit of any guarantees as of September 30, 2022.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

	September 30, 2022	December 31, 2021
Real estate properties, net	$3,971,422	$3,865,170
Other assets, net	1,173,247	1,427,591
Total assets	$5,144,669	$5,292,761

Indebtedness, net	$3,022,054	$3,640,159
Other liabilities	286,576	260,493
Total liabilities	$3,308,630	$3,900,652

Nine Months Ended September 30, 2022
Revenues	$840,159
Expenses	949,964
Loss from continuing operations	(315,555)
Net loss	(307,715)
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
Impact of Government Reimbursement
For the nine months ended September 30, 2022, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
During the nine months ended September 30, 2022 and 2021, we recognized $1.1 million and $19.0 million, respectively, in interest and other income in our condensed consolidated statements of comprehensive income (loss) related to funds received under the CARES Act.
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

Fixed Rate Debt
At September 30, 2022, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$250,000	4.750%	$11,875	2024	Semi-Annually
Senior unsecured notes	500,000	9.750%	48,750	2025	Semi-Annually
Senior unsecured notes	500,000	4.750%	23,750	2028	Semi-Annually
Senior unsecured notes	500,000	4.375%	21,875	2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2046	Quarterly
Mortgage note (2)	10,287	4.850%	499	2022	Monthly
Mortgage note	14,853	6.640%	986	2023	Monthly
Mortgage note	10,060	4.444%	447	2043	Monthly
	$2,385,200		$143,495
(1)The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts. This table does not include obligations under finance leases.
(2)We repaid this mortgage in October 2022.

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
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve recently raised interest rates in an effort to combat high inflation and may continue to do so. Based on the balances outstanding at September 30, 2022, and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $66.0 million.
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
Floating Rate Debt
At September 30, 2022, our floating rate debt obligations consisted of $700.0 million outstanding under our revolving credit facility. Our revolving credit facility matures in January 2024. Generally, no principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2022 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2022	5.62%	$700,000	$39,340	$0.17
One percentage point increase	6.62%	$700,000	$46,340	$0.19
(1)Interest rate under our revolving credit facility as of September 30, 2022.
(2)Based on weighted average number of shares outstanding (diluted) for the nine months ended September 30, 2022.
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
LIBOR Phase Out

We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR. LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. The determination of interest under our revolving credit facility will be revised as provided under our credit agreement or amended as necessary to provide for an alternative interest rate based on SOFR upon the cessation of LIBOR. This may result in our paying increased interest amounts.

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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its continuing impact on us and our managers' and other operators' and tenants' businesses,
•The ability of our senior living community managers to minimize negative economic impacts, including the current inflationary conditions and rising interest rates, supply chain challenges and a possible recession, on our senior living communities and to manage them profitably and increase our returns,
•Our belief that we are well positioned to weather the present disruptions facing the real estate industry and, in particular, the real estate healthcare industry, including the senior living industry,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Our ability to retain our existing tenants, attract new tenants and maintain or increase current rental rates on terms as favorable to us as our prior leases,
•The credit qualities of our tenants,
•Our ability to compete for tenancies and acquisitions effectively,
•Our expectation regarding our plans to pursue and complete redevelopment projects at our properties, the cost and timing to complete those projects and the benefits we may realize from those projects,
•Our capital expenditures and capital investing plans and our expectations of the benefits we will realize as a result,
•Our acquisitions and sales of properties,
•Our closures and repositioning of senior living communities,
•The impact of increasing labor costs and shortages and commodity and other price inflation due to supply chain challenges or other market conditions,
•Our ability to raise debt or equity capital,
•Our ability to complete dispositions,
•Our ability to maintain sufficient liquidity and satisfy financial covenants under our debt agreements,
•The future availability of borrowings under our revolving credit facility,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•Whether we may contribute additional properties to our joint ventures and receive proceeds from the other investors in our joint ventures in connection with any such contributions or enter into new joint venture arrangements,
•Our ability to pay interest on and principal of our debt,
•Our ability to appropriately balance our use of debt and equity capital,

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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO attributable to common shareholders, Normalized FFO attributable to common shareholders, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impacts of the COVID-19 pandemic on us and our managers and other operators and tenants,
•The impacts of economic conditions, including high inflation, rising interest rates, geopolitical risks or a possible recession, on us and our managers and other operators and tenants,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Competition within the healthcare and real estate industries, particularly in those markets in which our properties are located,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, AlerisLife (including Five Star), RMR and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•Under the current economic conditions for the industries in which our properties and businesses operate or otherwise, our managers and other operators and tenants may not be able to profitably operate their businesses at our properties, our tenants may become unable or unwilling to pay their rent obligations to us, or our senior living community managers may be unable to generate our minimum returns for sustained periods. Additionally, if we default under our credit facility or other debt obligations, we may be required to repay our outstanding borrowings and other debt. Further, although we have taken steps to enhance our ability to maintain sufficient liquidity, unanticipated events may require us to expend amounts not currently planned,
•Our senior living community managers and other operators may experience operating and financial challenges resulting from a number of factors, some of which are beyond their control, and which challenges impact our operating results, including, but not limited to:
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
•We own a significant number of AlerisLife common shares and we expect to own these shares for the foreseeable future. However, we may sell some or all of our AlerisLife common shares, or our ownership interest in AlerisLife may otherwise be diluted in the future,
•Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees will consider many factors when setting or resetting our distribution rate, including our historical and projected net income, Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our expected needs for and availability of cash to pay our obligations and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution may change and may vary from our expectations. Accordingly, future distributions to our shareholders may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our debt depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations when they become due or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Subject to limitations on acquisitions in agreements governing our debt, we plan to selectively sell certain properties from time to time to fund future acquisitions, manage leverage and strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. We cannot be sure we will sell any of these properties or what the terms or timing of any such sales may be. In addition, any updating, rebalancing or repositioning of our portfolio may not result in the benefits we expect, and properties we may sell may be at prices that are less than expected and less than their carrying values,
•Contingencies in our acquisition and sale agreements that we may enter may not be satisfied and any acquisitions and sales pursuant to such agreements and any related management arrangements we may expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•The capital investments we are making at our senior living communities and our plan to invest significant additional capital in our senior living communities to better position them in their respective markets in order to increase our future returns may not be successful and may not achieve our expected results. Our senior living communities may not be competitive, despite these capital investments, or these capital investments may be delayed or may cost more than expected due to supply chain disruptions, market inflation, labor shortages or other conditions,
•Our redevelopment projects may not be successful and may cost more or take longer to complete than we currently expect. In addition, we may not realize the returns we expect from these projects and we may incur losses from these projects, and potential leasing arrangements related to our redevelopment projects may not materialize,
•We may spend more for capital expenditures or redevelopment projects than we currently expect,

•Our existing joint ventures and any additional joint ventures we may enter into in the future may not be successful,
•Our tenants may experience losses and default on their rent obligations to us,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties. In addition, we may incur significant costs to reposition or re-lease a vacant property for a new operator and vacancies may reduce the value of the property,
•Our ability to grow our business and maintain or increase our distributions to shareholders depends in large part upon our ability to buy properties and arrange for their profitable operation or lease them for rents, less their property operating expenses, that exceed our capital costs. We are currently generally limited in making acquisitions pursuant to our credit agreement. In addition, even after these restrictions expire, we may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchase of any properties we do want to acquire. In addition, we may not realize the returns we expect on any properties we acquire,
•Rents that we receive from our properties may decline upon renewals or expirations of our leases because of changing market conditions or otherwise,
•Although we have obtained a waiver from compliance with the fixed charge coverage ratio covenant included in our credit agreement through December 2022, if our operating results and financial condition are further adversely impacted by current economic conditions or otherwise, or our operating results do not sufficiently and timely improve, we may fail to comply with the terms of the waiver and other requirements under our credit agreement, and we may also fail to satisfy certain financial requirements under the agreements governing our public debt. For example, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of September 30, 2022, and we cannot be certain how long this ratio will remain below 1.5x. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis, but we are not required to repay outstanding debt as a result of failure to comply with this financial requirement. If we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives; however, we may fail to obtain any such waivers or amendments or financing alternatives on acceptable terms or at all,
•We are currently fully drawn under our revolving credit facility and could also be required to repay our outstanding debt in the event of non-compliance with certain other requirements of our credit agreement or the agreements governing our public debt. In addition, pursuant to our credit agreement, the borrowing capacity under our revolving credit facility will be reduced to $586.4 million in January 2023 and, as such, we will be required to repay $113.6 million under our revolving credit facility by that time. We may therefore experience future liquidity constraints, as we are currently unable to incur additional debt under our credit agreement or otherwise for failure to comply with the requirements of our credit agreement and the agreements governing our public debt, and we will be limited to our cash on hand or be forced to raise additional sources of capital or take other measures to maintain adequate liquidity. Actual costs under our revolving credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,
•The premiums used to determine the interest rate payable on our revolving credit facility and the facility fee payable on our revolving credit facility are based on our credit ratings, which are subject to change,
•For the three months ended September 30, 2022, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents and patients may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments. If the government fails to pay us or our managers or other operators amounts due to us or them because of government defaults, shutdowns, budgetary constraints or otherwise, we and they may be significantly negatively impacted,

•Circumstances that adversely affect the ability of seniors or their families to pay for our managers' or other operators' services, such as economic downturns or a possible recession, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, high inflation, rising interest rates, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,
•It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,
•We expect that we will benefit from RMR's Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards regarding ESG,
•We believe that our relationships with our related parties, including AlerisLife (including Five Star) and RMR and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as economic conditions, including high inflation, rising interest rates and a possible recession, other changes in capital markets or the economy generally, the COVID-19 pandemic and its aftermath, new legislation or regulations affecting our business or the businesses of our managers or other operators or tenants, changes in our managers' or other operators' or tenants' revenues or costs, worsening or lack of improvement of the financial condition or changes in our managers' or other operators' or tenants' financial conditions, deficiencies in operations by a manager or other operator of one or more of our senior living communities, acts of terrorism, war, other hostilities or other geopolitical risks, pandemics, natural disasters or climate change and climate related events.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2022:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2022	122,403	$1.30	—	$—
Total	122,403	$1.30	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain current and former officers and employees of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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
4.2
Indenture, dated as of December 20, 2001, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association, as successor trustee to State Street Bank and Trust Company). (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-76588.)

4.3
Supplemental Indenture No. 7, dated as of July 20, 2012, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 5.625% Senior Notes due 2042, including form thereof. (Incorporated by reference to the Company's Registration Statement on Form 8-A filed on July 20, 2012.)

4.4
Supplemental Indenture No. 9, dated as of April 28, 2014, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 4.75% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.5
Indenture, dated as of February 18, 2016, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 18, 2016.)

4.6
First Supplemental Indenture, dated as of February 18, 2016, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 6.25% Senior Notes due 2046, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 18, 2016.)

4.7
Second Supplemental Indenture, dated as of February 12, 2018, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 4.75% Senior Notes due 2028, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.)

4.8
Third Supplemental Indenture, dated as of June 2, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 9.750% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 2020.)

4.9
Supplemental Indenture, dated as of March 5, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 9.750% Senior Notes due 2025. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.10
Supplemental Indenture, dated as of September 9, 2022, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 9.750% Senior Notes due 2025. (Filed herewith.)

4.11
Fourth Supplemental Indenture, dated as of February 8, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 4.375% Senior Notes due 2031, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.)

4.12
Supplemental Indenture, dated as of March 5, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 4.375% Senior Notes due 2031. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.13
Supplemental Indenture, dated as of September 9, 2022, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 4.375% Senior Notes due 2031. (Filed herewith.)

4.14
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

Dated: November 2, 2022

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: November 2, 2022