Form 10-K
period 2022-12-31
DIVERSIFIED HEALTHCARE TRUST
filed 2023-03-01
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-15319
DIVERSIFIED HEALTHCARE TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3445278
(State of Organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☒	Non-Accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $429.4 million based on the $1.82 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2022. For purposes of this calculation, an aggregate of 3,208,449 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
    Number of the registrant's common shares outstanding as of February 24, 2023: 239,684,698.
    References in this Annual Report on Form 10-K to the Company, DHC, we, us or our mean Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
    Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2022.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•Our ability and the ability of our tenants, managers and other operators, and, in particular, our senior living community managers, to operate under unfavorable market and economic conditions, such as rising or sustained high interest rates and high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and economic downturns or recessions,
•The continuing impact of the COVID-19 pandemic on us and our managers' and other operators' and tenants' businesses,
•Our belief that we are well positioned to weather the present disruptions in the real estate industry and, in particular, the healthcare real estate industry, including senior living,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Our ability to retain our existing tenants, attract new tenants and maintain or increase current rental rates on terms as favorable to us as our prior leases,
•The credit qualities of our tenants,
•Our ability to compete for tenancies and acquisitions effectively,
•Our expectation regarding our plans to pursue and complete redevelopment projects at our properties, the cost and timing to complete those projects and the benefits we may realize from those projects,
•Our capital expenditures and capital investing plans and our expectations of the benefits we will realize as a result,
•Our acquisitions and sales of properties,
•Our closures and repositioning of senior living communities,
•The impact of increasing labor costs and shortages and commodity and other price inflation due to supply chain challenges or other market conditions,
•Our ability to raise debt or equity capital,
•Our ability to complete dispositions,
•Our ability to maintain sufficient liquidity and satisfy financial covenants under our debt agreements,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•Whether we may contribute additional properties to our joint ventures and receive proceeds from the other investors in our joint ventures in connection with any such contributions or enter into new joint venture arrangements,
•Our ability to pay interest on and principal of our debt,
•Our ability to appropriately balance our use of debt and equity capital,
i

•Our credit ratings,
•Our expectation that we benefit from our relationships with The RMR Group LLC, or RMR,
•Our qualification for taxation as a real estate investment trust, or REIT, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds from operations attributable to common shareholders, normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, net operating income, or NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impacts of rising or sustained high interest rates, inflation, labor market challenges, volatility in the public equity and debt markets, geopolitical risks and economic downturns or recessions, on us and our managers and other operators and tenants,
•The continuing impact of the COVID-19 pandemic on us and our managers and other operators and tenants,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Competition within the healthcare and real estate industries, particularly in those markets in which our properties are located,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, AlerisLife Inc., or AlerisLife, including Five Star Senior Living, or Five Star, which is an operating division of AlerisLife, RMR and others affiliated with them, and
•Acts of terrorism, outbreaks or continuation of pandemics or other significant adverse public health safety events or conditions, war or other hostilities, supply chain disruptions or other manmade or natural disasters beyond our control.
For example:
•Under the current economic conditions for the industries in which our properties and businesses operate, or if market trends that arose or increased since the beginning of the COVID-19 pandemic do not further abate and return to pre-pandemic levels or otherwise, our managers and other operators and tenants may not be able to profitably operate their businesses at our properties, our tenants may become unable or unwilling to pay their rent obligations to us, or our senior living community managers may be unable to generate our minimum returns for sustained periods. If we default under our credit facility or other debt obligations, we may be required to repay our outstanding borrowings and other debt. Although we have taken steps to enhance our ability to maintain sufficient liquidity, unanticipated events may require us to expend amounts not currently planned,
•Our senior living community managers and other operators may experience operating and financial challenges resulting from a number of factors, some of which are beyond their control, and which challenges impact our operating results, including, but not limited to:
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
•We own a significant number of AlerisLife common shares. In February 2023, we agreed to tender all of the AlerisLife common shares we own into a tender offer at a price of $1.31 per share, as further disclosed elsewhere in this Annual Report on Form 10-K, subject to the right to purchase a number of shares of common stock of the surviving entity in the proposed tender offer constituting a percentage up to 31.9% of the then issued and outstanding shares of the common stock of the surviving entity based on the tender offer price. The tender offer for AlerisLife's common shares may not be completed, in which case we would not realize the proceeds we currently expect from tendering our AlerisLife common shares. Further, if the tender offer is completed, we may not exercise our right to purchase shares of common stock of the surviving entity in the proposed tender offer,
•Our distribution rate may be set and reset from time to time by our Board of Trustees. Our Board of Trustees will consider many factors when setting or resetting our distribution rate, including our historical and projected net income, Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our expected needs for and availability of cash to pay our obligations and other factors deemed relevant by our Board of Trustees in its discretion. Further, our projected cash available for distribution may change and may vary from our expectations. Accordingly, future distributions to our shareholders may be increased or decreased and we cannot be sure as to the rate at which future distributions will be paid,
•Our ability to pay future distributions to our shareholders and to make payments of principal and interest on our debt depends upon a number of factors, including our future earnings, the capital costs we incur to lease and operate our properties and our working capital requirements. We may be unable to pay our debt obligations when they become due or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Subject to limitations on acquisitions in agreements governing our debt, we plan to selectively sell certain properties from time to time to fund future acquisitions, manage leverage and strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. We cannot be sure we will sell any of these properties or what the terms or timing of any such sales may be. In addition, any updating, rebalancing or repositioning of our portfolio may not result in the benefits we expect, and properties we may sell may be at prices that are less than expected and less than their carrying values,
•Contingencies in our acquisition and sale agreements that we may enter may not be satisfied and any acquisitions and sales pursuant to such agreements and any related management arrangements we may expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•The capital investments we are making at our senior living communities and our plan to invest significant additional capital in our senior living communities to better position them in their respective markets in order to increase our future returns may not be successful and may not achieve our expected results. Our senior living communities may not be competitive, despite these capital investments, or these capital investments may be delayed or may cost more than expected due to supply chain disruptions, market inflation, labor market challenges or other conditions,
•Our redevelopment projects may not be successful and may cost more or take longer to complete than we currently expect, and we may not realize the returns we expect from these projects and we may incur losses from these projects. Further, potential leasing arrangements related to our redevelopment projects may not materialize or may cost more or take longer to achieve than we anticipate,
•We may spend more for capital expenditures or redevelopment projects than we currently expect,
•Our existing joint ventures and any additional joint ventures we may enter into in the future may not be successful or our joint ventures may require us to provide additional capital,
•Our tenants may experience losses and default on their rent obligations to us,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties. In addition, we may incur significant costs to reposition or re-lease a vacant property to a new tenant and vacancies may reduce the value of the property,
•Our ability to grow our business and maintain or increase our distributions to shareholders depends in large part upon our ability to buy properties and arrange for their profitable operation or lease them for rents, less their property operating expenses, that exceed our capital costs. We are currently generally limited in making acquisitions pursuant to the agreement governing our credit facility, or our credit agreement. In addition, even after these restrictions expire, we may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchase of any properties we do want to acquire. In addition, we may not realize the returns we expect on any properties we acquire,
•Rents that we receive from our properties may decline upon renewals or expirations of our leases because of changing market conditions or otherwise,
•Although we have obtained a waiver from compliance with the fixed charge coverage ratio covenant included in our credit agreement through January 15, 2024, if our operating results and financial condition are further adversely impacted by current economic conditions or otherwise, or our operating results do not sufficiently and timely improve, we may fail to comply with the terms of the waiver and other requirements under our credit agreement, and we may also fail to satisfy certain financial requirements under our senior unsecured notes indentures and their supplements. For example, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of December 31, 2022, and we cannot be certain how long this ratio will remain below 1.5x. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis, but we are not required to repay outstanding debt as a result of failure to comply with this financial requirement. If we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives; however, we may fail to obtain any such waivers or amendments or financing alternatives on acceptable terms or at all,
•We are currently fully drawn under our credit facility and could also be required to repay our outstanding debt in the event of non-compliance with certain requirements of our credit agreement or our senior unsecured notes indentures or their supplements. In addition, we have no additional options to extend the maturity date of our credit facility and, pursuant to the February 2023 amendment to our credit agreement, the feature of our credit facility permitting us to repay and reborrow funds was eliminated. We may therefore experience future liquidity constraints, as we are currently unable to incur additional debt under our credit agreement or otherwise for failure to comply with the requirements of our credit agreement and the agreements governing our public debt, and we will be limited to our cash on hand or may be forced to raise additional sources of capital or take other measures to maintain adequate liquidity. Actual costs under our credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,
•For the year ended December 31, 2022, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources. This may imply that we will maintain or increase the percentage of our NOI generated from private resources at our senior living communities. However, our residents may become unable to fund our charges with private resources and we may be required or may elect for business reasons to accept or pursue revenues from government sources, which could result in an increased part of our NOI and revenue being generated from government payments and our becoming more dependent on government payments. If the government fails to pay us or our managers or other operators amounts due to us or them because of government defaults, shutdowns, budgetary constraints or otherwise, we and they may be significantly negatively impacted,
•Circumstances that adversely affect the ability of seniors or their families to pay for our managers' or other operators' services, such as economic downturns or recessions, weak housing market conditions, higher levels of unemployment among our residents' family members, lower levels of consumer confidence, rising or sustained high interest rates, high inflation, the effects of the slow recovery of our senior housing operating portfolio from the COVID-19 pandemic, stock market volatility and/or changes in demographics generally could affect the profitability of our senior living communities,
•It is difficult to accurately estimate tenant space preparation costs. Our unspent leasing related obligations may cost more or less and may take longer to complete than we currently expect, and we may incur increasing amounts for these and similar purposes in the future,
•We expect that we will benefit from RMR's Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards regarding ESG,
•We are not currently in compliance with the minimum bid price continued listing standard of The Nasdaq Stock Market LLC, or Nasdaq, and we cannot be sure that we will be able to regain and/or maintain compliance with this listing standard or that we will otherwise be in compliance with other Nasdaq listing standards, which could result in the delisting of our common shares from Nasdaq,
•We believe that our relationships with our related parties, including AlerisLife (including Five Star) and RMR and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as economic conditions, including rising or sustained high interest rates and high inflation and economic downturns or recessions, other changes in capital markets, healthcare and real estate markets or the economy generally, market practices or trends, pandemics, including the COVID-19 pandemic, or other public health safety events or conditions, new legislation or regulations affecting our business or the businesses of our managers or other operators or tenants, changes in our managers' or other operators' or tenants' revenues or costs, worsening or lack of improvement of the financial condition or changes in our managers' or other operators' or tenants' financial conditions, deficiencies in operations by a manager or other operator of one or more of our senior living communities, acts of terrorism, war, other hostilities or other geopolitical risks, natural disasters or climate change and climate related events.
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

DIVERSIFIED HEALTHCARE TRUST
2022 FORM 10-K ANNUAL REPORT

PART I
Item 1.  Business.
Our Company
We are a real estate investment trust, or REIT, that was organized under Maryland law in 1998. We own medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2022, we wholly owned 379 properties, including eight closed senior living communities, located in 36 states and Washington, D.C. On that date, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.1 billion.
As of December 31, 2022, we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 6.0 years.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8350.
Our Business Strategy
We believe that the aging of the U.S. population benefits our portfolio of healthcare real estate. According to U.S. Census data, between now and 2030, more than 20% of the total U.S. population will be age 65 or older, with that demographic projected to grow thereafter by the equivalent of 10,000 people per day. We believe that this will increase demand for healthcare services and products supplied by the tenants in our medical office and life science properties. The primary market for senior living services is individuals age 80 and older. According to U.S. Census data, the age 75+ demographic is projected to be among the fastest growing age cohorts in the United States over the next 20 years, and according to the Centers for Medicare & Medicaid Services, or CMS, the age 85+ demographic is projected to grow over 30% over the next five years. Also, as a result of medical advances, seniors are living longer, and CMS reports that healthcare spending is projected to grow at an average rate of 5.1% per year and reach $6.8 trillion by 2030.
In light of these demographic trends, we believe that the aging of the U.S. population will increase demand for existing medical office and life science properties, senior living communities (including active adult rental properties) and other medical and healthcare related properties. Although we are currently limited in making acquisitions or other capital investments pursuant to the terms of the agreement governing our credit facility, or our credit agreement, described below, we plan to seek to profit from this demand in the future by, over time, acquiring additional properties and entering into leases and management arrangements with qualified tenants and managers which generate returns to us that exceed our operating and capital costs, including structuring leases that provide for or permit periodic rent increases. Despite this trend, future economic downturns or recessions, high inflation, rising or sustained high interest rates, softness in the U.S. housing market, higher levels of unemployment among our potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford the resident fees at our senior living communities. Further, as discussed elsewhere in this Annual Report on Form 10-K, the senior living industry experienced significant disruptions during the COVID-19 pandemic. Although our and certain of our managers' and other operators' and tenants' businesses have improved from low points experienced during the COVID-19 pandemic, they have not returned to pre-pandemic levels and there is a risk that they may not return to pre-pandemic levels due to changed market practices, delayed returns to prior market practices, current market and economic conditions, such as rising or sustained high interest rates and high inflation, labor market challenges, supply chain challenges, geopolitical instability (such as the war in Ukraine) and economic downturns or recessions, or otherwise. For example, occupancy in our senior housing operating portfolio, or SHOP, segment has generally increased, but not to pre-pandemic levels, and we may continue to face challenges in our SHOP segment with labor availability and wage inflation, along with cost pressures from supply chain disruptions and commodity price inflation.
We seek to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining these properties. We also may use future sales proceeds, at such time as we are able to do so under our credit agreement or otherwise, to acquire new properties that we believe will help us reduce the average age of our properties, increase our weighted average lease term, reduce our ongoing capital requirements and/or increase our distributions to shareholders. We refer to this as our capital recycling program. Additionally, we seek to selectively develop our properties when we believe the returns will be satisfactory.

Office Portfolio
Our portfolio of medical office and life science properties, or our Office Portfolio, consists of commercial properties constructed for use or operated as medical office space for physicians and other healthcare personnel, and other businesses in medical related fields, including clinics and life science or laboratory uses. Some of our medical office properties are occupied as administrative facilities for healthcare companies, such as hospitals and healthcare insurance companies. As our lease expirations approach, we will seek to renew our leases with existing tenants or to enter into new leases with new tenants, in both circumstances at rental rates equal to or higher than current rental rates for the same space. Our ability to renew leases with our existing tenants or to enter into new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions, which are beyond our control.
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
Assisted Living Communities.  Assisted living communities typically have one bedroom or studio units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living, such as dressing and bathing. Professional nursing and healthcare services are usually available at the property on call or at regularly scheduled times. These communities may also include Alzheimer's or memory care services. In some of our assisted living communities, separate parts of the property are dedicated to independent living and/or nursing services.
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
Lease Terms
Our medical office and life science property leases include both “triple net” leases, where the tenant is generally responsible for the payment of property operating expenses and capital expenditures during the lease term, and “net” and “modified gross” leases, where we are responsible for operating and maintaining the properties and we charge the tenants for some or all of the property operating expenses. A small percentage of our medical office and life science property leases are “full service” leases where we receive fixed rent from the tenants and do not charge the tenants for any property operating expenses. The leases for some of our senior living communities and all of our wellness centers are “triple net” leases.

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
Our managed senior living communities are operated by third parties pursuant to management agreements. As of December 31, 2022, Five Star Senior Living, or Five Star, which is an operating division of AlerisLife Inc., or AlerisLife, managed 119 of our senior living communities. Also as of December 31, 2022, 118 of our senior living communities were managed by other third party managers, 107 of which were transitioned from Five Star in 2021. We lease nearly all of our senior living communities, including those managed by Five Star and by the other third party managers, to our TRSs.
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
For more information about the terms of the management agreements with Five Star and the other third party managers, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Economic and Market Conditions
We are closely monitoring the impacts of the current economic and market conditions on all aspects of our business, including, but not limited to, labor availability, high inflation, rising or sustained high interest rates, supply chain disruptions, geopolitical risks and economic downturns or recessions. We expect labor, utility and food costs to continue to increase on a per resident basis in our SHOP segment.
In response to inflationary pressures, the U.S. Federal Reserve has significantly increased the federal funds rate since the beginning of 2022 and has signaled that further significant increases are likely to occur. These inflationary pressures and rising and sustained high interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy may soon enter, an economic recession and they have caused disruptions in the financial markets. Economic downturns or recessions, or continued or intensified disruptions in the financial markets could adversely affect our financial condition and that of our managers, operators and tenants, could adversely impact the ability of our managers, operators, tenants or residents to pay the contractual amounts of returns, rents or other obligations due to us, could impair our ability to effectively deploy our capital or realize upon investments on favorable terms, may restrict our access to, and would likely increase our cost of capital, and may cause the values of our properties and of our securities to decline.
We believe that we are well positioned to weather the present disruptions in the real estate industry and, in particular, the healthcare real estate industry, including senior living. However, it is unclear what the long term impacts of changing market and economic conditions, including the impact of the changed market practices that arose or increased in response to the COVID-19 pandemic, will be on our and our managers', operators' and tenants' businesses. As a result of these uncertainties, we are unable to determine what the ultimate impacts will be on our, our managers', operators', tenants' and other stakeholders' businesses, operations, financial results and financial position. For further information and risks relating to these economic uncertainties, including as related to the COVID-19 pandemic, and their impact on our business and financial condition, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item

1A, “Risk Factors” and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Our Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to make distributions to our shareholders. To seek to achieve these objectives, we seek to: maintain a strong capital base of shareholders' equity; invest in strong credit quality properties with strong credit quality tenants and managers; use leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; structured investments, including joint venture arrangements, which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations comes from diverse properties and tenants.
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
•the level of permitted services and regulatory history of the property and its historical tenants and managers; and
•the existence of alternative sources, uses or needs for our capital and our leverage.
An important part of our acquisition strategy is to identify and select qualified, experienced and financially stable tenants and managers.

Disposition Policies
We plan to selectively sell certain properties from time to time to manage our leverage, to fund future acquisitions and to strategically update, rebalance and reposition our investment portfolio with a goal of (1) reducing our leverage, (2) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (3) increasing our distributions to shareholders.
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
•the age and capital required to maintain the property;
•the estimated value we may receive by selling the property;
•our intended use of the proceeds we may realize from the sale of a property;
•the expected benefits that can be achieved from contributing additional properties to our existing or any new joint ventures;
•the existence of alternative sources, uses or needs for our capital and our leverage; and
•the tax implications to us and our shareholders for any proposed disposition.
Other Investments
We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties leased to any one tenant or to an affiliated group of tenants or in properties operated by any one tenant or manager or by an affiliated group of tenants or managers or in securities of one or more persons.
We own 10,691,658 common shares of AlerisLife, or approximately 31.9% of AlerisLife's outstanding common shares. In February 2023, in connection with the proposed acquisition of AlerisLife by a subsidiary of ABP Trust, which is the controlling shareholder of The RMR Group Inc., or RMR Inc., pursuant to a tender offer for all of the outstanding common shares of AlerisLife (other than the AlerisLife common shares owned by ABP Trust or its applicable subsidiaries), at a price of $1.31 per share, we agreed to tender all of our AlerisLife common shares into the tender offer at the tender offer price, subject to the right, but not the obligation, to purchase, in a single private transaction, on or before December 31, 2023, a number of shares of common stock of the surviving entity in the proposed acquisition constituting a percentage up to 31.9% of the then issued and outstanding shares of the common stock of the surviving entity based on the tender offer price and otherwise pursuant to a stockholders agreement to be entered into at the time of any such purchase on such terms as are negotiated and mutually agreed by the parties.
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
Historically, we have primarily owned wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into additional real estate joint ventures if we conclude that by doing so we may benefit from the participation of joint venture partners or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. As of December 31, 2022, we owned a 10% equity interest in an unconsolidated joint venture that owns a life science property located in Boston, Massachusetts, or the Seaport JV, and a 20% equity interest in an unconsolidated joint venture for 10 medical office and life science properties, or the LSMD JV. Further, we may acquire interests in joint ventures as part of an acquisition of properties or entities or we may contribute wholly owned properties into our existing or new joint ventures. We also may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.
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
Our Financing Policies
Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our credit agreement and our senior unsecured notes indentures and their supplements contain covenants which, among other things, restrict our ability to incur debts and generally require us to maintain certain financial ratios. In February 2023, we and our lenders amended our credit agreement to, among other things, extend the waiver of the fixed charge coverage ratio covenant through January 15, 2024, the current maturity date of our credit facility. Additionally, our facility commitments have been reduced to $450.0 million. In the future, we may decide to seek an extension of our credit facility. There is no assurance our lenders will grant an extension, or that the terms of such extension would be satisfactory. As of December 31, 2022, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as the effects of the slow recovery of our SHOP business from the COVID-19 pandemic, high inflation, rising or sustained high interest rates, geopolitical risks and other economic, market or industry conditions, continued to adversely impact our operations. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis. As of February 24, 2023, we were fully drawn under our credit facility. For further information relating to our indebtedness, see elsewhere in this Annual Report on Form 10-K, including Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of December 31, 2022, we had a $700.0 million credit facility. In February 2022, we and our lenders amended our credit agreement to, among other things, reduce the facility commitments to $700.0 million. In January 2023 and February 2023, the facility commitments were further reduced to $586.4 million and $450.0 million, respectively. For more information regarding our financing sources and activities, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” in Part II, Item 7 of this Annual Report on Form 10-K.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Our Manager
RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., is chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Jennifer F. Francis, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634, and its telephone number is (617) 796-8390. RMR is an alternative asset management company that is focused on commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. In addition, RMR provides management services to joint ventures, including our existing joint ventures. As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. In addition, our Chief Financial Officer and Treasurer, Richard W. Siedel, Jr., is a Senior Vice President of RMR. Certain other officers of RMR also serve as officers of other companies to which RMR or its subsidiaries provide management services.
Employees
We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2022, RMR had approximately 600 full time employees in its headquarters and regional offices located throughout the United States.
Government Regulation and Reimbursement
The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. Although most of these laws and regulations affect the manner in which our tenants and managers operate our properties, some of them also impact us and the values of our properties. Some of the laws that impact or may impact us or our tenants or managers include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as health and safety, fire and privacy laws; federal and state laws affecting assisted living communities that participate in Medicaid and federal and state laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicaid and Medicare that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar state and local laws; and safety and health standards set by the federal Occupational Safety and Health Administration, or OSHA. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, SNFs, clinics and other healthcare facilities typically address facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant matters, and related matters. In addition, government regulation increased and additional compliance obligations were imposed in response to the COVID-19 pandemic, some of which have since been, or are expected in the near future to be, reduced or removed as a result of the abating of the COVID-19 pandemic. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
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
For the year ended December 31, 2022, substantially all of our net operating income, or NOI, was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenue is dependent upon Medicare and Medicaid programs. Our tenants and managers operate facilities in many states and they and we participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs and other similar facilities and state Medicaid programs for services in assisted living communities.
In addition, the Federal government took several measures to address the financial impact of the pandemic. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law on March 27, 2020. The CARES Act, among other things, provided $2.0 trillion in aid to certain individuals, businesses and state and local governments suffering from the COVID-19 pandemic. Additionally, the American Rescue Plan Act, or ARPA, was signed into law on March 11, 2021 to provide additional economic stimulus. For a description of the governmental funding and subsequent legislation, see our Annual Report on Form 10-K for the year ended December 31, 2021.
The CARES Act created a Provider Relief Fund, which allocated financial support to providers who experienced lost revenues and increased expenses as a result of the COVID-19 pandemic. The terms and conditions of the Provider Relief Fund require that the funds are utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. In addition, Provider Relief Fund recipients are subject to other terms and conditions, including certain reporting requirements. Any funds not used in accordance with the terms and conditions, must be returned to HHS. We have received funds related to certain programs under the CARES Act, ARPA and various state programs in which certain of our communities in our SHOP segment are located. We recognized $4.3 million of these funds in interest and other income in our consolidated statement of comprehensive income (loss) for which we believe we have met the required terms and conditions for the year ended December 31, 2022.
In addition to federal measures, many states have taken actions to waive or modify healthcare laws or regulations and Medicaid reimbursement rules. Both state and federal waivers and other temporary actions in response to the COVID-19 pandemic are expected to last throughout the national emergency, which will expire on May 11, 2023. Additional measures may be taken prior to and after the conclusion of the national emergency to alleviate the economic impact of the COVID-19 pandemic. Governmental responses to COVID-19 rapidly evolved since the beginning of the national emergency; however, many of these responses have been, and will continue to be phased out after the national emergency, and it is not yet known what the duration or impact of such responses will be.
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
Enforcement. Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback, physician referral and privacy laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance, loss of licensure, termination of government payments, exclusion from any government health care program and damage assessments. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009 and the Patient Protection and Affordable Care Act of 2010, or the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims and earn a percentage of the government's recovery should the government intervene. These incentives have led to a steady increase in whistleblower actions. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal anti-kickback statute. In addition, the ACA increased penalties under federal sentencing guidelines between 20% and 50% for healthcare fraud offenses involving more than $1.0 million.
Government authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been appropriately billed (e.g., not medically necessary or not meeting Medicare coverage criteria). State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice's, or the DOJ's, ability to investigate allegations of wrongdoing or fraud at healthcare facilities, in part because of increased cooperation and data sharing among CMS, the United States Department of Health and Human Services, Office of the Inspector General, or the OIG, the DOJ and the states.
In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. We and our tenants and managers expend significant resources to comply with these laws and regulations.
Data Privacy and Security. Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our tenants and our managers. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, we, our managers and our tenants that are covered entities or business associates within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which modified various requirements, including the standard for providing breach notices, which previously required an analysis of the harm of any disclosure, to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. On December 10, 2020, HHS issued a proposed rule that would modify certain standards, definitions and patient rights under the previously-promulgated Standards for Privacy of Individually Identifiable Health Information to address barriers to coordinated care and case management. The effect of this proposed rule, if finalized, upon our operations is unknown at this time. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, or OCR, entering into several multi-million dollar HIPAA settlements in prior years. OCR has also demonstrated a continuing commitment to enforce the obligation to provide individuals with timely access to their health information upon request. Finally, OCR and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyberattacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.
In addition, many states have enacted their own security and privacy laws relating to individually identifiable information. For example, the California Consumer Privacy Act, or the CCPA, became effective in 2020, and was further modified by the California Privacy Rights Act, or the CPRA. The majority of CPRA provisions went into effect on January 1, 2023, with some requirements applying to data collected beginning on January 1, 2022. The CPRA significantly expanded the CCPA's data protection obligations. Failure to comply with the CCPA or CPRA could result in penalties for noncompliance of up to $7,500 per violation. We expect additional federal and state legislative and regulatory efforts to regulate consumer privacy in the future. In some states, these laws are more stringent than HIPAA, and we, our tenants and our managers must comply with both the applicable federal and state standards.
Other Matters. We require our tenants and managers to comply with all laws that regulate the operation of our senior living communities. The costs to comply with these laws may adversely affect the profitability of our managed senior living communities and the ability of our tenants to pay their rent to us. If we, our managers, or any of our tenants were subject to an action alleging violations of such laws or to any adverse determination concerning any of our or our tenants' or managers' licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments or sanctions, these actions could materially and adversely affect the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties. If our managers or any of our tenants becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or managers or selling the affected property at a price that provides us with a desirable return, and the value of the affected property may decline materially.
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
Healthcare providers and suppliers, including physicians and other licensed medical practitioners, that receive federal or state reimbursement under Medicare, Medicaid or other federal or state programs must comply with the requirements for their participation in those programs. Our tenants that are healthcare providers or suppliers are subject to reimbursement rates that are increasingly subject to cost control pressures and may be reduced or may not be increased sufficiently to cover their increasing costs, including our rents. Further, healthcare providers are experiencing heightened scrutiny under antitrust laws in the United States as integration and consolidation of health care delivery increase and affect competition.
The United States Food and Drug Administration, or FDA, and other federal, state and local authorities extensively regulate our biotechnology laboratory tenants that develop, manufacture, market or distribute new drugs, biologicals or medical devices for human use. The FDA and such other authorities regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of those products. Before a new pharmaceutical product or medical device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation in connection with FDA approval of new pharmaceuticals or medical devices involve significant time, expense and risks of failure. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer's failure to comply with regulatory requirements, including anti-fraud, false claims, anti-kickback or physician referral laws. Other concerns affecting our biotechnology laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotechnology laboratory tenants to pay rent to us. In addition, if these laws and regulations are altered, additional regulatory risks may arise. Depending upon what aspects of the laws and regulations are altered, the ability of our biotechnology laboratory tenants to pay rent to us could be adversely and materially affected.
Competition
Investing in medical office and life science properties, senior living communities and other healthcare related properties, and their operations, are highly competitive businesses. We compete against other REITs, numerous financial institutions, individuals and other public and private companies that are actively engaged in this business. Also, we compete for tenants and residents and for investments based on a number of factors including location, rents, rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, limitations in agreements governing our debt and new and existing laws and regulations. Some of our competitors are dominant in selected geographic or property markets, including in markets we operate. Some of our competitors may have greater financial and other resources than we have. We believe the quality and diversity of our investments, the financial strength of many of our tenants and the experience and capabilities of our managers may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.
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
Corporate Sustainability
We are guided by Environmental, Social and Governance, or ESG, principles, and believe corporate sustainability must be a strategic focus alongside our focus on economic performance. Our sustainability practices which align with those of our manager, RMR — minimizing our impact on the environment, embracing the communities where we operate and attracting top professionals — are critical elements supporting our long-term success.
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
We and our manager, RMR, drive value, manage risk and benchmark the performance of our properties by effectively capturing and managing data through real-time energy monitoring, or RTM. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster meanwhile enhancing building system control in a cost-effective and scalable way.
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
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR, is a member of the ENERGY STAR program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” partner program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its Leadership in Energy and Environmental Design, or LEED®, green building program. Properties that reach a specified level of energy efficiency may receive the ENERGY STAR recognition for a period of 12 months before the requirement that they be recertified. Furthermore, certain properties are not eligible for ENERGY STAR certification. For example, lab uses, medical office properties and properties less than 50% occupied cannot be ENERGY STAR certified.
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

Board Diversity
As of December 31, 2022, our Board of Trustees was comprised of seven Trustees, of which five were independent trustees. Our Board of Trustees is comprised of approximately 29% women and approximately 14% members of underrepresented minorities.
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
Segment Information
As of December 31, 2022, we had two reporting segments: Office Portfolio and SHOP. Non-aggregated assets are classified as “non-segment” and include corporate assets and liabilities, certain triple net leased senior living communities and wellness centers. For further information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
•a non-U.S. shareholder that is a passive foreign investment company or controlled foreign corporation;
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1999 through 2022 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of a regular C corporation, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gain. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the tax we paid.
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
Subsidiary REITs. We indirectly own real estate through subsidiaries that we believe have qualified and will remain qualified for taxation as REITs under the IRC, and we may in the future invest in real estate through one or more other subsidiary entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary's shares are qualifying real estate assets for purposes of the REIT parent's 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent's ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test, each as described below, generally applicable to a REIT's ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent's own qualification and taxation as a REIT could be jeopardized on account of the subsidiary's failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”.
We have joined with our subsidiary REITs in filing protective TRS elections, and we may continue to annually make such elections unless and until our ownership of these subsidiaries falls below 10%. Pursuant to these protective TRS elections, we believe that if one of these subsidiaries is not a REIT for some reason, then that subsidiary would instead be considered one of our TRSs, and as such its value would fit within our REIT gross asset tests described below. We expect to make similar protective TRS elections with respect to any other subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections or other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us. We do not expect protective TRS elections to impact our compliance with the 75% and 95% gross income tests described below, because we do not expect our gains and dividends from a subsidiary REIT's shares to jeopardize compliance with these tests even if for some reason the subsidiary is not a REIT.
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
Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to federal income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:
•At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our shares or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).
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
Our Relationship with AlerisLife. We currently own (directly and indirectly through one of our TRSs) less than 35% of the outstanding common shares of AlerisLife (which are currently the subject of the tender offer described elsewhere in this Annual Report on Form 10-K). We have not elected to treat AlerisLife as a TRS, and it is not otherwise an automatic TRS because no TRS of ours owns more than 35% of AlerisLife. This structure for our AlerisLife ownership permits our continued engagement of a corporate subsidiary of AlerisLife to manage health care facilities leased to our TRSs, as described below in greater detail. For further information regarding our relationship with AlerisLife, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our Relationship with Our Taxable REIT Subsidiaries. We currently own properties that we purchased to be leased to our TRSs or which are being leased to our TRSs as a result of modifications to, or expirations of, a prior lease, all as agreed to by applicable parties. For example, in connection with past lease defaults and expirations, we have terminated occupancy of some of our health care properties by the defaulting or expiring tenants and immediately leased these properties to our TRSs and entered into other third-party management agreements for these properties. We may from time to time lease additional health care properties to our TRSs.
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
We have engaged as an intended eligible independent contractor a particular corporate subsidiary of AlerisLife. This contractor and its affiliates are actively engaged in the trade or business of operating qualified health care properties for their own accounts, including pursuant to management contracts among themselves; however, this contractor and its affiliates have few if any management contracts for qualified health care properties with third parties other than us and our TRSs. Based on a plain reading of the statute as well as applicable legislative history, our counsel, Sullivan & Worcester LLP, has opined that this intended eligible independent contractor should in fact so qualify. If the IRS or a court determines that this opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by this particular contractor would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with one or both of these gross income tests. Under those circumstances, however, we expect we would qualify for the gross income tests' relief provision described above, and thereby would preserve our qualification for taxation as a REIT. If the relief provision were to apply to us, we would be subject to tax at a 100% rate upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance would be material because a significant number of the properties leased to our TRSs are managed for the TRSs by this contractor.
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
We may elect to retain, rather than distribute, some or all of our net capital gain and pay income tax on such gain. In addition, if we so elect by making a timely designation to our shareholders, our shareholders would include their proportionate share of such undistributed capital gain in their taxable income, and they would receive a corresponding credit for their share of the federal corporate income tax that we pay thereon. Our shareholders would then increase the adjusted tax basis of their shares by the difference between (a) the amount of capital gain dividends that we designated and that they included in their taxable income, and (b) the tax that we paid on their behalf with respect to that capital gain.
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

Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT, provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”.
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
We may elect to retain and pay income taxes on some or all of our net capital gain. In addition, if we so elect by making a timely designation to our shareholders:
(1)each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;
(2)each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;
(3)each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder's proportionate share of the tax that we pay; and
(4)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.
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
For so long as a class of our shares is listed on a U.S. national securities exchange, capital gain dividends that we declare and pay to a non-U.S. shareholder on those shares, as well as dividends to such a non-U.S. shareholder on those shares attributable to our sale or exchange of “United States real property interests” within the meaning of Section 897 of the IRC, or USRPIs, will not be subject to withholding as though those amounts were effectively connected with a U.S. trade or business, and non-U.S. shareholders will not be required to file U.S. federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will generally be treated as ordinary dividends and subject to withholding in the manner described above.
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
Although the law is not entirely clear on the matter, it appears that amounts designated by us as undistributed capital gain in respect of our shares that are held by non-U.S. shareholders generally should be treated in the same manner as actual distributions by us of capital gain dividends. Under this approach, the non-U.S. shareholder would be able to offset as a credit against its resulting U.S. federal income tax liability its proportionate share of the tax paid by us on the undistributed capital gain treated as distributed to the non-U.S. shareholder, and receive from the IRS a refund to the extent its proportionate share of the tax paid by us were to exceed the non-U.S. shareholder's actual U.S. federal income tax liability on such deemed distribution. If we were to designate any portion of our net capital gain as undistributed capital gain, a non-U.S. shareholder should consult its tax advisors regarding taxation of such undistributed capital gain.
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
Prohibited Transactions
Fiduciaries of ERISA Plans and persons making the investment decision for Non-ERISA Plans should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA Plan or a Non-ERISA Plan and disqualified persons or parties in interest, as applicable, are prohibited transactions and result in adverse consequences absent an exemption. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or Non-ERISA Plan may cause a wide range of persons to be treated as disqualified persons or parties in interest with respect to it. A non-exempt prohibited transaction, in addition to imposing potential personal liability upon ERISA Plan fiduciaries, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained (or their beneficiary), the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the non-exempt prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a non-exempt prohibited transaction.
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

Item 1A.  Risk Factors.
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•unfavorable market, economic and real estate conditions due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, supply chain challenges, volatility in the public equity and debt markets, pandemics (such as the COVID-19 pandemic) or other adverse public health safety events or conditions, geopolitical instability (such as the war in Ukraine), and other conditions beyond our control, may have a material adverse effect on our and our tenants', managers' and other operators' results of operations and financial conditions, and our and their businesses may not return to the levels experienced prior to the COVID-19 pandemic and they may fail to satisfy their obligations to us;
•we are exposed to risks related to our dependence on our managers or other operators for the operation of our senior living communities, and changes and trends in the healthcare industry could negatively impact our managers and other operators and our SHOP business and operating results;
•we and our managers and other operators and tenants face significant competition;
•we are subject to risks related to our debt, including that covenants and conditions contained in our debt agreements may restrict our operations and ability to make investments and distributions, and if we fail to satisfy those covenants and conditions we may be unable to incur additional debt and may need to repay outstanding debt from other sources of capital;
•we may need additional waivers from our lenders or waivers from our noteholders in order to avoid defaulting under our credit agreement or public debt agreements and the terms of our current waivers under our credit agreement impose restrictions on our ability to pay distributions and to make capital investments, and if we default under our credit agreement, we may lose some or all of the equity interests in certain of our subsidiaries that we have pledged or face foreclosure on properties on which we have provided first mortgage liens to secure our obligations under the credit agreement;
•we may be unable to renew our leases when they expire without decreasing rents or incurring significant costs or at all;
•our development or redevelopment projects or potential sales or acquisitions may not be successful or may not be executed on the terms or within the timing we expect as a result of competition, current market and economic conditions, including capital market disruptions, rising or sustained high interest rates and high inflation, or otherwise;
•we are subject to risks related to our qualification for taxation as a REIT, including REIT distribution requirements;
•our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements or our joint ventures could require us to provide additional capital;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and climate change and climate related events;
•insurance may not adequately cover our losses, and insurance costs may continue to increase;
•we are subject to risks related to our dependence upon RMR to implement our business strategies and manage our day to day operations;
•we are subject to risks related to the security of RMR's or our senior living community managers' or other operators' information technology;
•our management structure and agreements with RMR and our relationships with our related parties, including our Managing Trustees, RMR, AlerisLife (including Five Star) and others affiliated with them, may create conflicts of interest;

•ESG initiatives, requirements and market expectations may impose additional costs and expose us to new risks;
•provisions in our declaration of trust, bylaws and other agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals, limit our rights and the rights of our shareholders to take action against our Trustees and officers or limit our shareholders' ability to obtain a favorable judicial forum for certain disputes;
•we may change our operational, financing and investment policies without shareholder approval;
•our distributions to shareholders may remain at $0.01 per common share per quarter for an indefinite period or be eliminated and the form of payment could change; and
•if we do not regain compliance with Nasdaq's minimum bid price continued listing standard, or we fail to meet other Nasdaq continued listing standards, Nasdaq may elect to delist our common shares, which could negatively impact the market price and liquidity of our common shares and reduce our ability to raise additional capital.
The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.
Risks Related to Our Business
Unfavorable market, economic and real estate conditions may have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business may be adversely affected by market, economic and real estate conditions in the U.S. and global economies and/or the local economies in the markets in which our properties are located. Unfavorable market, economic and real estate conditions may be due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics (such as the COVID-19 pandemic), geopolitical instability (such as the war in Ukraine), and other conditions beyond our control. Because economic conditions in the United States may affect the demand for healthcare related space and senior living communities, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions, or similar conditions existing in the future, may have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our and our managers' and other operators' and tenants' businesses may not return to the levels experienced prior to the COVID-19 pandemic and they may fail to satisfy their obligations to us.
Our business is focused on healthcare related properties, including medical office and life science properties, senior living communities and wellness centers. The senior living industry experienced significant disruptions during the COVID-19 pandemic. Although our and certain of our managers' and other operators' and tenants' businesses have improved from low points experienced during the COVID-19 pandemic, they have not returned to pre-pandemic levels and there is a risk that they may not return to pre-pandemic levels due to changed market practices, delayed returns to prior market practices, current market and economic conditions, such as rising or sustained high interest rates and high inflation, labor market challenges, supply chain challenges, geopolitical instability (such as the war in Ukraine) and economic downturns or recessions, or otherwise. For example, occupancy in our SHOP segment has generally increased, but not to pre-pandemic levels, and we may continue to face challenges in our SHOP segment with labor availability and wage inflation, along with cost pressures from supply chain disruptions and commodity price inflation. AlerisLife manages many of our senior living communities and is currently experiencing significant operating and financial challenges. It is unclear whether COVID-19 infection rates will surge again in the future or if other variants of that virus or other public health safety conditions will arise in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, or our managers' and other operators' and tenants' businesses. It is also uncertain what the impact of changing market and economic conditions would be on our and our managers' and other operators' and tenants' businesses. As a result of these uncertainties, our and our managers' and other operators' and tenants' businesses may not return to the levels experienced prior to the COVID-19 pandemic. If those managers', other operators' and tenants' businesses do not sufficiently improve, they may fail to pay amounts owed to us.
We have a substantial amount of debt and we may incur additional debt.
As of December 31, 2022, our consolidated debt was $3.1 billion and we were fully drawn on our credit facility. We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments and risks associated with increases in and sustained high market interest rates. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt; however, our credit agreement and our senior unsecured notes indentures and their supplements contain certain restrictions on our ability to incur additional debt for so long as certain debt service ratios are not met and we are generally restricted through the maturity date of our credit facility from incurring additional debt. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our costs of capital, limit our ability to incur additional debt in the future, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Rising interest rates have significantly increased, and may continue to significantly increase, our interest expense. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, development or redevelopment projects, refinancing, lease obligations or other purposes and hinder our ability to pay distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under other debt agreements of ours that have cross default provisions, including our credit agreement and our senior unsecured notes indentures and their supplements. In such case, our lenders or noteholders may demand immediate payment of any outstanding debt and could seek payment from the subsidiary guarantors under our credit agreement, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by certain pledging subsidiaries, or we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may need additional waivers from our lenders or waivers from our noteholders in order to avoid defaulting under our credit agreement or our public debt agreements, and the terms of our current waivers under our credit agreement impose restrictions on our ability to pay distributions and make capital investments, and any future waiver or amendment may impose similar or additional restrictions.
In February 2023, we and our lenders amended our credit agreement to, among other things, extend the waiver of the fixed charge coverage ratio covenant through the maturity date of our credit facility in January 2024 and to decrease the minimum liquidity covenant to $100.0 million. We may need to further extend these waivers or obtain additional waivers from our lenders or waivers from our noteholders in order to avoid failing to satisfy certain financial covenants under our debt agreements, but our lenders or noteholders are not required to grant any such extensions or waivers and may determine not to do so. If we fail to obtain any required extensions or waivers, we may be in default under our credit agreement and the lenders could terminate our credit facility and require us to pay our then outstanding borrowings under our credit facility. Any future extension or waiver we may obtain may impose similar or additional restrictions, which may limit our ability to pay or increase distributions to our shareholders or make investments that we believe we should make and could reduce our ability to pursue business opportunities, grow our business and improve our operating results.
We are limited in our ability to operate our senior living communities and are thus dependent on our managers or other operators.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing healthcare facilities, we do not operate or manage our senior living communities. Instead, we lease nearly all our senior living communities to our subsidiaries that qualify as TRSs under the IRC and retain third parties to manage those senior living communities. Our SHOP business is therefore dependent upon a limited number of third party managers. Our income from our properties may be adversely affected if our managers or other operators fail to provide quality services and amenities to residents. While we monitor the performance of our managers and other operators and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that our managers or other operators are not performing adequately. Any failure by our managers or other operators to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers and other operators operate, and, in some cases, own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our managers and other operators have made, and may in the future make, decisions regarding competing properties or our properties' operations that may not be in our best interests and which may result in a reduction of our returns.
We are exposed to operational risks, liabilities and claims with respect to our SHOP segment properties that could adversely affect our revenues and operations.
We are exposed to various operational risks with respect to our SHOP segment properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in occupancy experienced during the normal course of business, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions, such as rising or sustained high interest rates and high inflation, labor market challenges, supply chain challenges and economic downturns or recessions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; increases in property taxes; state regulation and rights of residents related to entrance fees; federal and state housing laws and regulations; the availability and increases in the cost of labor (as a result of unionization or otherwise); and increases in commodity prices, such as the prices of food and construction materials, as a result of, among other things, supply chain challenges or other market conditions currently being experienced in the global economy, including the U.S. economy. Any one or a combination of these factors may adversely affect our revenue and operations.
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
Seniors have been increasingly delaying their moves to senior living communities until they require greater care or forgoing moving to senior living communities altogether. Those trends may continue and other factors, such as the COVID-19 pandemic and seniors and their families' concerns regarding the impact on seniors of infectious diseases, virus transmissions or other public health safety conditions, may intensify those trends in the future, as may current economic conditions, such as economic downturns or a possible recession, weak housing market conditions, high inflation, rising or sustained high interest rates and stock market volatility. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors' personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior living communities. Moreover, seniors may have greater care needs and require higher acuity services, which may increase costs at our senior living communities, expose our managers or other operators to additional liability or result in lost business and shorter stays at our senior living communities if our managers or other operators are not able to provide the requisite care services or fail to adequately provide those services. Further, if we or our managers or other operators fail to successfully act upon and address these and other trends and changes in seniors' needs and preferences or in the healthcare industry generally, we or they may be unable to offset associated lost revenues by growing other revenue sources, such as by offering new or increased service offerings to seniors, and our senior living communities may become unprofitable and the value of our senior living communities may decline.
Increased labor costs, decreased labor availability and staffing turnover have negatively impacted our managers and our SHOP business and operating results, and these conditions may continue for an extended period.
Wages and employee benefits associated with the operations of our managed senior living communities represent a significant part of our managed senior living communities' operating expenses. Historical periods of low unemployment and the impacts of the COVID-19 pandemic resulted in increased labor costs, including higher health benefits costs, in the senior living industry. Further, legislation has been enacted and proposed to increase the minimum wage in various jurisdictions in recent years, which has put upward pressure on wages. Moreover, the U.S. labor market has been experiencing increased competition for, and shortages of, labor, which has negatively impacted our senior living communities' operations and increased our, our managers' and other senior living community operators' labor costs. If these conditions continue, our managers and other operators may increasingly be challenged in fully operating our senior living communities, which may require us to reduce our operations; as a result of these conditions, our revenues and growth may decline and our costs may continue to increase.

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
Staffing turnover at our senior living communities is common, and it increases in a competitive labor market. Heightened levels of staffing turnover at our senior living communities, particularly with respect to key and skilled positions, such as management, regional and executive directors and other skilled and qualified personnel, may disrupt operations, limit or slow the execution of business strategies, and decrease revenues and increase costs at our managed senior living communities, which may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We invest significant amounts in our properties. However, we may not realize the returns we expect from these investments, and these investments may cost more than we expect. For example, the global economy, including the U.S. economy, has been experiencing supply chain disruptions due to a multitude of factors that are beyond our control, and these supply chain challenges have reduced the availability of goods and materials, caused price inflation and increased the time from order to receipt of goods and materials. These conditions could result in our planned capital expenditures costing more than expected and taking longer to complete.
Depressed U.S. housing market conditions and other factors may reduce the willingness or ability of seniors to relocate to our senior living communities.
Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of seniors to afford our senior living community entrance and resident fees, as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. Historically, during periods of rising or sustained high interest rates, the U.S. housing market has experienced declines. The U.S. economy is currently experiencing increasing interest rates. If seniors have difficulty selling their homes, their ability to relocate to our senior living communities or finance their stays at our senior living communities with private resources could be adversely affected. Rising unemployment may also reduce the ability of family members to relocate seniors to senior living communities, and family members' willingness and ability to offer free care may also affect seniors' relocation to senior living communities. If these and other factors reduce seniors' willingness or ability to relocate to our senior living communities, occupancy rates, revenues and cash flows at our senior living communities and our results of operations could be negatively impacted.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debt, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, rising or sustained high interest rates and other market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.

We may fail to comply with the terms of our debt agreements, which could adversely affect our business, limit us from incurring additional debt and prohibit us from paying distributions to our shareholders.
Our debt agreements include various conditions, covenants and events of default, including certain restrictions on our ability to incur additional debt or pay distributions under certain circumstances. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.
Our credit agreement and our senior unsecured notes indentures and their supplements require us to comply with certain financial and other covenants. Our ability to comply with those covenants will depend upon the net rental income and returns we receive from our properties. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. For example, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of December 31, 2022, and we cannot be certain when or if this ratio will exceed 1.5x. We are currently unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis, but are not required to repay outstanding debt as a result of failure to comply with this financial requirement. We are currently fully drawn under our credit facility and could also be required to repay our outstanding debt in the event of non-compliance with certain other requirements of our credit agreement or our indentures or their supplements. We may therefore experience future liquidity constraints, as we are currently unable to incur additional debt for failure to comply with the requirements of our credit agreement and our indentures and their supplements. An inability to incur additional debt would require us to meet our capital needs from other sources, such as cash on hand, operating cash flow, equity financing or asset sales, which may not be available to us on attractive terms or at all and we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise.
If we default under our credit agreement, our lenders may demand immediate payment. During the continuance of any event of default under our credit agreement, we may be limited or, in some cases, prohibited from paying distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding debt would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions applicable to that debt may be more restrictive than the covenants and conditions that are contained in our existing debt agreements.
Secured debt exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets that secure that debt.
We have debt that is secured by properties that we or our joint ventures own or a pledge of the equity interests of certain of our subsidiaries. Secured debt, including mortgage debt, increases our risk of asset and property losses because defaults on debt secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing our obligations under our credit agreement if we default on such obligations. Any foreclosure on a property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
Increases in market interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
Recent increases in market interest rates have significantly increased our interest expense. In response to significant and prolonged increases in inflation over the past year, the Federal Reserve has raised interest rates multiple times since the beginning of 2022 and has announced an expectation that interest rates will continue to rise. The timing, number and amount of any future interest rate increases, and the duration that those increased rates will be in effect, are uncertain. Interest rate increases may materially and negatively affect us in several ways, including:
•investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates and our quarterly cash distribution rate on our common shares is currently $0.01 per common share in order to enhance our liquidity until our leverage profile otherwise improves. If market interest rates continue to rise or remain at elevated levels, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares;
•amounts outstanding under our credit facility require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to pay distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase or remain at elevated levels, real estate transaction volumes often slow due to increased borrowing costs, which the commercial real estate market is currently experiencing, and property investors often demand higher capitalization rates and that causes property values to decline. Increases in or continued elevated levels of interest rates could lower the value of our properties and cause the value of our securities to decline.
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
We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. Some of our competitors may have greater financial and other resources than us and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of property operators and the extent of leverage used in their capital structure. Because of competition for acquisitions, as well as limitations on acquisitions included in our debt agreements, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
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
In recent years, a significant number of new senior living communities have been developed and some continue to be developed. Although the rate of new development of senior living communities has slowed, the increased supply of senior living communities from recent development activity has increased competitive pressures on our managers and other operators, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. Further, our senior living communities compete with numerous other senior living service providers, such as home healthcare companies and other real estate based service providers. Some of these senior living competitors are larger and have greater financial resources than our managers or other operators do, and some of these competitors are not for-profit entities which have endowment income and may not face the same financial pressures that they do. We cannot be sure that our managers or other operators will be able to attract a sufficient number of residents to our senior living communities at rates that will generate acceptable returns or that our managers or other operators will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow them to compete successfully and operate our senior living communities profitably.
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
Although we typically will seek to renew or extend the terms of leases for our properties with tenants when they expire, we cannot be sure that we will be successful in doing so. Economic conditions, including high inflation, may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties.
We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We currently have several properties under development and we intend to continue to engage in development, redevelopment and repositioning activities with respect to our properties, and, as a result, we are subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals, as well as the availability and pricing of financing on favorable terms or at all. Recent supply chain constraints and commodity pricing and other inflation, including inflation impacting wages and employee benefits, have resulted in increased costs for materials, other goods and labor, including construction materials, and some delays in construction activities, and these conditions may continue and worsen. These risks could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities and cause delays in leasing these properties and generating cash flows from these properties or possible loss of tenancies, any of which could have a material adverse effect on our business, financial condition and results of operations.
Ownership of real estate is subject to environmental risks and liabilities.
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards may be substantial and are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the operators of our properties to incur costs to comply with. Further, certain of our secured debt agreements contain exceptions to the general non-recourse provisions that obligate us to indemnify the lenders for certain potential environmental losses relating to hazardous materials and violations of environmental law. We may incur substantial liabilities and costs for environmental matters.
We are subject to risks from adverse weather, natural disasters and climate change and climate related events, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and climate change and climate related events. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or climate related events or in response to our tenants' requests for such investments and we may not realize desirable returns on those investments.
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
RMR and our senior living community managers rely on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR and our senior living community managers rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and their respective internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, residents, tenants and guarantors and lease data. If we or our third party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology systems, we could incur material costs and losses and our operations could be disrupted. RMR and our senior living community managers take various actions, and incur significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems' improper functioning or a compromise in security such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR's, our senior living community managers' or other third parties' information technology networks and systems or operations. Although much of RMR's and our senior living community managers' staff returned to their offices during the pandemic, flexible working arrangements have resulted in a higher extent of remote working than they experienced prior to the pandemic. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR's, our senior living community managers' or other third parties' abilities to maintain the security, proper function and availability of their information technology and systems since remote working by their employees could strain their technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR's, our senior living community managers' or other third parties' data security, data privacy, investor reporting and business continuity processes could be impacted by a third party's inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology. Any failure by RMR, our senior living community managers or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
ESG initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There is an increasing focus from investors, tenants and other stakeholders and regulators concerning corporate sustainability. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR's policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies' corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and RMR and cause us and RMR to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR's policies with respect to corporate sustainability are inadequate. In July 2022, RMR announced its zero emissions goal pursuant to which it has pledged to reduce its scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. If we and RMR fail to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR's announced goals and other initiatives are not executed as planned, our and RMR's reputation and financial results could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with ESG policies or third party expectations or demands.
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
We or our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and our managers or other operators and tenants. Increased insurance costs may adversely affect our managers' abilities to operate our properties profitably and provide us with desirable returns and our tenants' abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us or our tenants on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our tenants for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
We may not succeed in selling properties we may identify for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
Subject to limitations on acquisitions in our debt agreements, we plan to selectively sell certain properties from time to time to fund future acquisitions, manage leverage and strategically update, rebalance and reposition our investment portfolio. Our ability to sell properties or any other assets and the prices we receive upon any sale, may be affected by various factors. In particular, these factors could arise from weaknesses in or a lack of established markets for the properties we may identify for sale, changes in the financial condition of prospective purchasers for and the tenants of the properties, the terms of leases with tenants at certain of the properties, the characteristics, quality and prospects of the properties, the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, such as high inflation, rising or sustained high interest rates, labor market challenges, supply chain challenges and economic downturns or recessions, and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with rising interest rates, has resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may not succeed in selling properties or other assets and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations, and we may incur losses in connection with any sales. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to manage our leverage at a level we believe appropriate or which ratings agencies and possible financing sources believe appropriate, our credit ratings may be lowered, and we may further reduce our acquisition activity or investments in our existing properties.
Our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements.
We are party to joint ventures with institutional investors, and we may in the future sell or contribute additional properties to, or acquire, develop or recapitalize properties in our existing or any future joint ventures. Our participation in joint ventures is subject to risks, including the following:
•we share approval rights over major decisions affecting the ownership or operation of the joint ventures and any property owned by the joint ventures;
•we may need to contribute additional capital in order to preserve, maintain or grow the joint ventures and their investments;
•joint venture investors may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease, relet or operate properties owned by the joint ventures;
•joint venture investors may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification for taxation as a REIT;
•our ability to sell our interest in, or sell additional properties to, the joint ventures or the joint ventures' ability to sell additional interests of, or properties owned by, the joint ventures when we so desire are subject to the approval rights of the other joint venture investors under the terms of the agreements governing the joint ventures; and
•disagreements with joint venture investors could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. Further, these, similar, enhanced or additional risks, including possible mandatory capital contribution requirements, may apply to any future additional or amended joint ventures.
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant, and the current economic conditions, such as high inflation, rising or continued high interest rates, labor market challenges, supply chain challenges and economic downturns or a possible recession, may increase the risk of our tenants and the managers and other operators of our senior living communities filing for bankruptcy. If a tenant files for bankruptcy, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy, and a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full. If any of our tenants, managers or other operators files for bankruptcy, we may experience delays in enforcing our rights, and may be limited in our ability to replace the tenant, manager or other operator. In the case of any tenant, manager or other operator bankruptcy, we may incur substantial costs in protecting our investment and re-leasing or finding a replacement tenant, manager or other operator.
A severe cold or flu season, epidemics or any other widespread illnesses could adversely affect the operations of our senior living communities.
Our revenues and our managers' and other operators' and tenants' revenues with respect to our senior living communities are dependent on occupancy and could significantly decrease in the event of a severe cold and flu season, an epidemic or pandemic such as a new variant in the COVID-19 pandemic or any other widespread illness. Such a decrease could significantly impact our and our managers' and tenants' revenues from our senior living communities. As experienced during the COVID-19 pandemic, a future flu or other epidemic or pandemic could significantly increase the cost burdens faced by our managers or tenants, including if they are required to implement quarantines for residents, and adversely affect their ability to meet their obligations to us and our returns, which would have a material adverse effect on our financial results.
Risks Related to Our Relationships with RMR and AlerisLife (including Five Star)
We are dependent upon RMR to manage our business and implement our growth strategy.
We have no employees. Personnel and services that we require are provided to us by RMR pursuant to our management agreements with RMR. Our ability to achieve our business objectives depends on RMR and its ability to effectively manage our properties, to appropriately identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. In the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.
RMR has broad discretion in operating our day to day business.
Our manager, RMR, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.
Our management structure and agreements and relationships with RMR and RMR's and its controlling shareholder's relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.
RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. RMR or its subsidiary also acts as the manager to certain other Nasdaq listed companies and private companies, and Mr. Portnoy serves as a managing director, managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees or board of directors, as applicable, of those Nasdaq listed companies.
Jennifer Francis, our other Managing Trustee and our President and Chief Executive Officer, and Richard Siedel, Jr., our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Messrs. Portnoy and Siedel and Ms. Francis have duties to RMR, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2022, Mr. Portnoy beneficially owned 1.1% of our outstanding common shares and approximately 6.1% of AlerisLife's outstanding common shares (including through ABP Trust), and we owned approximately 31.9% of AlerisLife's outstanding common shares (which shares are currently subject to the tender offer described elsewhere in this Annual Report on Form 10-K). Our executive officers may also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
In our management agreements with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR or its subsidiaries, including our existing and any future joint ventures. We cannot be sure that our Code of Conduct or our governance guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.
Our management agreements with RMR were not negotiated on an arm's length basis and their fee and expense structure may not create proper incentives for RMR, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR and its current and former controlling shareholder(s), our management agreements with RMR were not negotiated on an arm's length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR, may be different from those negotiated on an arm's length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR's incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR for employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function and as otherwise agreed. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR for certain of its costs and to pay third party costs may reduce RMR's incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements with RMR may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR.
The terms of our management agreements with RMR automatically extend on December 31 of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days' written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay distributions to our shareholders.
Our management arrangements with RMR may discourage a change of control of us.
Our management agreements with RMR have continuing 20 year terms that renew annually. As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR a substantial termination fee. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

Our business dealings with AlerisLife (including Five Star) comprise a significant part of our business and operations and they may create conflicts of interest or the perception of such conflicts of interest.
AlerisLife was originally organized as our subsidiary. We distributed substantially all of our AlerisLife common shares to our shareholders on December 31, 2001. RMR provides management services to both us and AlerisLife. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is a significant shareholder of AlerisLife, beneficially owning, together with its applicable subsidiary, approximately 6.1% of AlerisLife's outstanding common shares as of December 31, 2022. In February 2023, a subsidiary of ABP Trust commenced the tender offer for all of the outstanding AlerisLife common shares, as further described elsewhere in this Annual Report on Form 10-K. Five Star, an operating division of AlerisLife, manages many of our senior living communities. In addition, Mr. Portnoy is the chair of AlerisLife's board of directors and one of its managing directors.
The historical and continuing relationships which we, RMR and Mr. Portnoy have with AlerisLife could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR or its subsidiaries provide management services and their related parties. As a result of these relationships, our agreements with AlerisLife (including Five Star) were not negotiated on an arm's length basis between unrelated parties, and therefore their terms may be different from those negotiated on an arm's length basis between unrelated parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of RMR Inc. or other related parties may challenge any such related party transactions. If challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management's attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. The various relationships noted above may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections and votes on our say on pay, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of our management's attention and could have a material adverse impact on our reputation and business.

Risks Related to Our Organization and Structure
We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to pay distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust prohibits any shareholder, other than RMR and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
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
Our declaration of trust and indemnification agreements require us to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result of these limitations on liability and indemnification obligations, we and our shareholders may have more limited rights against our present and former Trustees and officers than might exist with other companies, which could limit shareholder recourse in the event of actions that some shareholders may believe are not in our best interest.
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
Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws' arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys' fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder's attorneys. The arbitration provisions of our bylaws may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Trustees, officers, managers or other agents. Our agreements with AlerisLife (including Five Star) and RMR have similar arbitration provisions to those in our bylaws.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders' ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, managers or other agents.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, managers or other agents to us or our shareholders; (3) any action asserting a claim against us or any of our Trustees, officers, managers or other agents arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on such shareholder's own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any of our Trustees, officers, managers or other agents, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any of our Trustees, officers, managers or other agents that is governed by the internal affairs doctrine of the State of Maryland. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder's ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, managers or other agents, which may discourage lawsuits against us and our Trustees, officers, managers or other agents.
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
We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to pay distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to pay distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.
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
Risks Related to Our Securities
Our quarterly cash distribution rate on our common shares is currently $0.01 per common share and future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
During 2020, we reduced our quarterly cash distribution rate on our common shares to $0.01 per common share in order to enhance our liquidity until our leverage profile otherwise improves. We currently intend to continue to pay quarterly distributions to our shareholders at this rate at least through the maturity date of our credit facility, and possibly thereafter, subject to applicable REIT tax requirements. However:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including rising or sustained high interest rates and high inflation, labor market challenges, supply chain challenges, volatility in the public equity and debt markets, pandemics (such as the COVID-19 pandemic) or other adverse public health safety events or conditions, geopolitical instability (such as the war in Ukraine), and economic downturns or recessions, on our business, results of operations and liquidity;

•our payment of distributions is subject to restrictions contained in our debt agreements, including being limited under our credit agreement to amounts required to maintain our qualification for taxation as a REIT and $0.01 per common share per quarter through the maturity date of our credit facility, and during the continuance of any event of default under our debt agreements, we may be limited or, in some cases, prohibited from paying distributions to our shareholders; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our funds from operations attributable to common shareholders, or FFO attributable to common shareholders, our normalized funds from operations attributable to common shareholders, or Normalized FFO attributable to common shareholders, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may not increase for an indefinite period or we may cease paying distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.

We are not currently in compliance with Nasdaq's minimum bid price continued listing standard. If our common shares continue to trade below $1.00 per common share for a sustained period, or we fail to meet other Nasdaq continued listing standards, Nasdaq may elect to delist our common shares, which could negatively impact the market price and liquidity of our common shares and reduce our ability to raise additional capital.
On January 19, 2023, we received a notification letter from Nasdaq informing us that, for at least 30 consecutive business days prior to such notification, the bid price of our common shares had closed below $1.00 per common share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5450(a)(1). Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180 calendar day grace period, or until July 18, 2023, to regain compliance with the minimum bid price continued listing standard. To regain compliance, the closing bid price of our common shares must meet or exceed $1.00 per common share for a minimum of 10 consecutive business days during the 180 calendar day grace period. If we are not in compliance by July 18, 2023, we may be afforded a second 180 calendar day grace period. To qualify for this additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq with the exception of the minimum bid price requirement. If we do not regain compliance within the allotted period(s), including any extensions that we may receive, Nasdaq will provide notice that our common shares will be subject to delisting.
We are monitoring the bid price of our common shares and are considering options available to us to achieve compliance with the minimum bid price continued listing standard; however, we cannot be sure that we will be able to regain and/or maintain compliance with this listing standard or that we will otherwise be in compliance with other Nasdaq listing standards. If we fail to regain and/or maintain compliance with the minimum bid price requirement or to meet other applicable continued listing standards of Nasdaq in the future, and Nasdaq elects to delist our common shares, the market price and liquidity of our common shares could be negatively impacted and our ability to raise additional capital could be reduced.
The Notes and the Guarantees are structurally subordinated to the payment of all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes and the 2031 Notes.
We are the sole obligor on our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes. Our subsidiaries that guarantee our 9.75% senior notes due 2025, or the 2025 Notes, and our 4.375% senior notes due 2031, or the 2031 Notes, are the sole obligor on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the 2025 Notes and the 2031 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries' creditors. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our non-guarantor subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes and the 2031 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2022, our non-guarantor subsidiaries had total indebtedness and other liabilities of approximately $42.1 million (including guarantees of other indebtedness and trade payables, but excluding liabilities to us or a subsidiary guarantor), which are structurally senior to the 2025 Notes and the 2031 Notes.
The Notes and the Guarantees are unsecured and effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt.
The outstanding Notes and Guarantees are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under our credit agreement (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Notes that are not secured by those assets. In that event, because such Notes and the Guarantees will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes and the Guarantees, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes and the Guarantees permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured debt subject to compliance with certain debt ratios. The Notes and the Guarantees will be effectively subordinated to any such additional secured debt. As of February 24, 2023, our secured debt included outstanding borrowings under our credit facility, which is secured by pledges of equity in certain subsidiaries that own properties.
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

A further downgrade in credit ratings could materially adversely affect the market price of the Notes and may increase our cost of capital.
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. In February 2022, Moody's Investors Service, or Moody's, downgraded our 9.75% senior notes due 2025 rating from Ba3 to B2, our 4.375% senior notes due 2031 rating from Ba3 to B2 and our senior unsecured debt rating from B1 to B3. In September 2022, Moody's downgraded our 9.75% senior notes due 2025 rating from B2 to B3, our 4.375% senior notes due 2031 rating from B2 to B3 and our senior unsecured debt rating from B3 to Caa1. In November 2022, Standard & Poor's Ratings Services, or Standard & Poor's, downgraded our 9.75% senior notes due 2025 rating from BB to BB-, our 4.375% senior notes due 2031 rating from BB to BB- and our senior unsecured debt rating from BB- to B. In January 2023, Moody's downgraded our 9.75% senior notes due 2025 rating from B3 to Caa3, our 4.375% senior notes due 2031 rating from B3 to Caa3 and our senior unsecured debt rating from Caa1 to Ca. In February 2023, Standard & Poor's downgraded our 9.75% senior notes due 2025 rating from BB- to B, our 4.375% senior notes due 2031 rating from BB- to B and our senior unsecured debt rating from B to CCC+. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our cost and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
We may not have the ability to raise the funds necessary to finance the repurchase of the 2025 Notes and the 2031 Notes upon a change of control event as will be required by the indenture for the notes.
Upon the occurrence of a change of control, we will be required to offer to repurchase the outstanding 2025 Notes and 2031 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest on such Notes, if any, to, but not including, the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time of the change of control to make the required repurchase of such Notes. In addition, the occurrence of certain events that constitute a change of control would constitute an event of default under our credit agreement, and restrictions under future debt we may incur may not allow us to repurchase such Notes upon a change of control, which could result in such debt becoming immediately due and payable and the commitments thereunder terminated. If we could not refinance such debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the 2025 Notes and the 2031 Notes, which would constitute an event of default under the indenture and related supplements governing such Notes, which in turn would constitute a default under such debt arrangements. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture and related supplements governing the 2025 Notes and the 2031 Notes although these types of transactions could affect our capital structure or credit ratings and the holders of such Notes. Further, courts interpreting change of control provisions under New York law (which is the governing law of the indenture governing the 2025 Notes and the 2031 Notes) have not provided clear and consistent meanings of such change of control provisions which leads to subjective judicial interpretation of what may constitute a “Change of Control.”
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
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
At December 31, 2022, our portfolio was comprised of 379 wholly owned properties. The gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, of these properties totaled $7.1 billion at December 31, 2022. As of December 31, 2022, four properties with gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, of $97.9 million and a net book value of $60.2 million were subject to secured financing and finance lease obligations with an aggregate principal balance of $30.1 million.

The following table summarizes certain information about our wholly owned properties as of December 31, 2022. All dollar amounts are in thousands:

	Office Portfolio			Senior Housing Operating Portfolio			All Other			Consolidated
State	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value
AL	—	$—	$—	8	$102,379	$73,083	—	$—	$—	8	$102,379	$73,083
AR	—	—	—	3	45,371	28,014	—	—	—	3	45,371	28,014
AZ	4	73,465	53,958	6	158,428	97,616	1	3,510	1,963	11	235,403	153,537
CA	10	449,855	341,620	9	200,928	131,841	1	7,281	4,257	20	658,064	477,718
CO	2	20,756	12,826	8	109,329	74,148	2	18,867	12,343	12	148,952	99,317
CT	1	7,683	5,263	—	—	—	—	—	—	1	7,683	5,263
DC	2	107,301	83,054	—	—	—	—	—	—	2	107,301	83,054
DE	—	—	—	6	114,265	74,787	—	—	—	6	114,265	74,787
FL	7	41,034	28,648	19	644,870	421,172	2	12,345	10,586	28	698,249	460,406
GA	5	85,944	58,521	25	320,801	221,934	2	46,811	34,099	32	453,556	314,554
HI	1	79,591	57,988	—	—	—	—	—	—	1	79,591	57,988
ID	—	—	—	—	—	—	2	22,839	15,595	2	22,839	15,595
IL	4	68,101	43,858	11	181,593	107,258	1	20,641	13,604	16	270,335	164,720
IN	1	22,240	12,838	11	177,979	123,221	2	69,243	50,303	14	269,462	186,362
KS	2	62,475	39,596	3	68,748	45,017	—	—	—	5	131,223	84,613
KY	—	—	—	9	115,815	68,066	—	—	—	9	115,815	68,066
MA	6	161,383	123,847	1	35,216	21,452	—	—	—	7	196,599	145,299
MD	3	46,219	30,571	11	263,471	181,431	1	20,964	15,017	15	330,654	227,019
MI	—	—	—	—	—	—	5	15,943	8,967	5	15,943	8,967
MN	9	126,565	87,129	1	16,129	13,120	2	6,319	3,578	12	149,013	103,827
MO	3	140,388	91,602	5	73,581	48,533	—	—	—	8	213,969	140,135
NC	2	61,388	43,602	16	238,093	179,363	1	6,839	3,840	19	306,320	226,805
NE	—	—	—	1	8,566	5,583	1	26,702	18,789	2	35,268	24,372
NJ	—	—	—	3	123,218	86,116	1	2,240	2,240	4	125,458	88,356
NM	2	38,267	27,932	1	33,906	20,093	3	33,303	21,348	6	105,476	69,373
NV	—	—	—	2	84,856	59,230	—	—	—	2	84,856	59,230
NY	3	80,265	55,138	1	115,423	81,927	—	—	—	4	195,688	137,065
OH	1	18,601	11,895	1	47,694	29,046	1	4,428	1,755	3	70,723	42,696
OR	—	—	—	1	49,047	43,790	—	—	—	1	49,047	43,790
PA	5	63,545	43,415	9	90,446	57,321	2	3,535	2,028	16	157,526	102,764
SC	2	15,575	9,759	17	142,780	104,554	2	3,935	2,279	21	162,290	116,592
TN	1	9,571	6,144	14	182,323	141,027	2	15,667	10,286	17	207,561	157,457
TX	11	220,642	151,945	13	377,797	254,017	1	20,502	14,066	25	618,941	420,028
VA	8	128,215	84,754	12	149,595	100,438	—	—	—	20	277,810	185,192
WA	—	—	—	—	—	—	2	18,892	11,241	2	18,892	11,241
WI	10	169,236	116,800	7	116,286	81,775	—	—	—	17	285,522	198,575
WY	—	—	—	2	14,153	8,331	—	—	—	2	14,153	8,331
Total	105	2,298,305	1,622,703	236	4,403,086	2,983,304	37	380,806	258,184	378	7,082,197	4,864,191
Held for Sale	—	—	—	1	486	385	—	—	—	1	486	385
Grand Total	105	$2,298,305	$1,622,703	237	$4,403,572	$2,983,689	37	$380,806	$258,184	379	$7,082,683	$4,864,576
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
As of February 24, 2023, there were 1,302 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2022:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2022	833	$0.98	—	$—
December 2022	8,818	$0.65	—	—
Total	9,651	$0.68	—	$—
(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former employee and a former officer and employee of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase dates.
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
OVERVIEW
We are a REIT organized under Maryland law and which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2022, we wholly owned 379 properties, including eight closed senior living communities, located in 36 states and Washington, D.C. At December 31, 2022, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.1 billion.

As of December 31, 2022, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 6.0 years.
We are closely monitoring the impacts of the current economic and market conditions on all aspects of our business, including, but not limited to, labor availability, high inflation, rising or sustained high interest rates, supply chain disruptions, geopolitical risks and economic downturns or recessions. We expect labor, utility and food costs to continue to increase on a per resident basis with respect to our SHOP segment.
In response to inflationary pressures, the U.S. Federal Reserve has significantly increased the federal funds rate since the beginning of 2022 and has signaled that further significant increases are likely to occur. These inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy may soon enter an economic downturn or recession and they have caused disruptions in the financial markets. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our managers, operators and tenants, could adversely impact the ability or willingness of our managers, operators, tenants or residents to pay the contractual amounts of returns, rents or other obligations due to us, could impair our ability to effectively deploy our capital or realize our investments on favorable terms, may restrict our access to, and would likely increase our cost of capital, and may cause the values of our properties and of our securities to decline.
The senior living industry experienced significant disruptions during the COVID-19 pandemic. Although our and certain of our managers' and other operators' and tenants' businesses have improved from low points experienced during the COVID-19 pandemic, they have not returned to pre-pandemic levels and there is a risk that they may not return to pre-pandemic levels due to changed market practices, delayed returns to prior market practices, current market and economic conditions, such as rising or sustained high interest rates and high inflation, labor market challenges, supply chain challenges, geopolitical instability (such as the war in Ukraine) and economic downturns or recessions, or otherwise. For example, occupancy in our SHOP segment has generally increased, but not to pre-pandemic levels, and we may continue to face challenges in our SHOP segment with labor availability and wage inflation, along with cost pressures from supply chain disruptions and commodity price inflation. As a result of these uncertainties, we are unable to determine what the ultimate impacts will be on our, our managers', operators', our tenants' and other stakeholders' businesses, operations, financial results and financial position. For further information and risks relating to these economic uncertainties, including changes related to the COVID-19 pandemic, and their impact on our business and financial condition, see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward-Looking Statements," Part I, Item 1 "Business" and Part I, Item 1A "Risk Factors".
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

(As of December 31, 2022)	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	2022 Revenues	% of 2022 Revenues	2022 NOI(3)	% of 2022 NOI
Office Portfolio(4)	105	8,811,373	sq. ft.	$2,298,305	32.4%	$261	$222,390	17.3%	$128,091	73.4%
SHOP	237	25,346	units	4,403,572	62.2%	$173,738	1,022,826	79.7%	8,726	5.0%
Other triple net leased senior living communities	27	2,062	units	202,671	2.9%	$98,289	25,647	2.0%	25,647	14.7%
Wellness centers	10	812,000	sq. ft.	178,135	2.5%	$219	12,703	1.0%	12,032	6.9%
Total	379			$7,082,683	100.0%		$1,283,566	100.0%	$174,496	100.0%

	Occupancy
	As of and for the Year Ended December 31,
	2022	2021
Office Portfolio (5)	84.7%	91.3%
SHOP	74.4%	71.1%
Other triple net leased senior living communities (6)(7)	79.9%	75.5%
Wellness centers	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at December 31, 2022.
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
(5)Medical office and life science property occupancy data is as of December 31, 2022 and 2021 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(6)Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale, if any, and data for which there was a transfer of operations during the periods presented.
(7)Operating data for other triple net leased senior living communities leased to third party operators and wellness centers are presented based upon the operating results provided by our tenants for the 12 months ended September 30, 2022 and 2021, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.
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
Office Portfolio
As of December 31, 2022, we wholly owned 105 medical office and life science properties located in 24 states and Washington, D.C. These properties have a total of 8.8 million square feet.

During the year ended December 31, 2022, we entered into new and renewal leases at our medical office and life science properties in our Office Portfolio segment as summarized in the following table (dollars and square feet in thousands, except per square foot amounts):

	Year Ended December 31, 2022
	New Leases	Renewals	Total
Square feet leased during the period	248	619	867
Weighted average rental rate change (by rentable square feet)	13.1%	4.8%	7.2%
Weighted average lease term (years) (1)	7.5	6.7	7.0
Total leasing costs and concession commitments (2)	$17,917	$10,965	$28,882
Total leasing costs and concession commitments per square foot (2)	$72.25	$17.72	$33.32
Total leasing costs and concession commitments per square foot per year (2)	$9.62	$2.63	$4.77
(1)Weighted based on annualized rental income pursuant to existing leases as of December 31, 2022, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.
(2)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
As of December 31, 2022, lease expirations at our medical office and life science properties in our Office Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2023	62	624,956	8.4%	8.4%	$18,390	8.4%	8.4%
2024	73	951,894	12.7%	21.1%	23,121	10.5%	18.9%
2025	78	724,036	9.7%	30.8%	17,339	7.9%	26.8%
2026	65	795,514	10.7%	41.5%	23,922	10.9%	37.7%
2027	57	873,061	11.7%	53.2%	21,256	9.7%	47.4%
2028	44	1,009,373	13.5%	66.7%	26,712	12.2%	59.6%
2029	37	389,394	5.2%	71.9%	11,463	5.2%	64.8%
2030	19	268,806	3.6%	75.5%	6,419	2.9%	67.7%
2031	14	781,742	10.5%	86.0%	23,229	10.6%	78.3%
2032 and thereafter	43	1,048,745	14.0%	100.0%	47,479	21.7%	100.0%
Total	492	7,467,521	100.0%		$219,330	100.0%

Weighted average remaining lease term (in years)		5.2			5.8

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2022, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.

The following table presents information concerning our medical office and life science property tenants that represent 1% or more of total medical office and life science property annualized rental income as of December 31, 2022 (dollars in thousands):

Tenant	Square Feet Leased	Percent of Total Square Feet Leased	Annualized Rental Income(1)	Percent of Total Annualized Rental Income(1)	Lease Expiration
Advocate Aurora Health	631,529	8.5%	$16,939	7.7%	2026 - 2031
Surgalign Holdings, Inc.	94,457	1.3%	6,595	3.0%	2034
Alamar Biosciences, Inc.	88,508	1.2%	6,149	2.8%	2034
IQVIA Holdings Inc.	176,839	2.4%	5,344	2.4%	2023
Prometheus Biosciences, Inc.	55,102	0.7%	5,114	2.3%	2033
Medtronic, Inc.	252,025	3.4%	4,879	2.2%	2023 - 2027
KSQ Therapeutics, Inc.	54,633	0.7%	4,776	2.2%	2032
Boston Children's Hospital	99,063	1.3%	4,736	2.2%	2028
Sonova Holding AG	146,385	2.0%	4,569	2.1%	2023 - 2033
Magellan Health Inc.	232,521	3.1%	4,516	2.1%	2025
Abbvie Inc.	197,976	2.7%	4,014	1.8%	2027
United Healthcare Services, Inc.	149,719	2.0%	3,924	1.8%	2026
Cigna Holding Co.	219,644	2.9%	3,914	1.8%	2024
Tokio Marine Holdings Inc.	81,072	1.1%	3,802	1.7%	2023 - 2033
Duke University	126,225	1.7%	3,751	1.7%	2024
PerkinElmer Health Sciences, Inc.	105,462	1.4%	3,681	1.7%	2028
HCA Holdings Inc.	80,478	1.1%	3,405	1.6%	2023 - 2027
New York University	109,983	1.5%	3,239	1.5%	2023 - 2027
McKesson Corporation	470,991	6.3%	3,143	1.4%	2024 - 2028
Ultragenyx Pharmaceutical Inc.	63,048	0.8%	3,098	1.4%	2026
Hawaii Pacific Health	85,956	1.2%	3,060	1.4%	2024 - 2029
Virginia Premier Health Plan, Inc.	135,375	1.8%	2,936	1.3%	2032
The University of Kansas Health System	104,815	1.4%	2,414	1.1%	2027 - 2028
Allergan, Inc.	81,712	1.1%	2,236	1.0%	2027
Cytek Biosciences, Inc.	99,378	1.3%	2,213	1.0%	2029
Organogenesis Holdings Inc.	22,966	0.3%	2,209	1.0%	2031
All Other	3,501,659	46.8%	104,674	47.8%	2023 - 2043
Totals	7,467,521	100.0%	$219,330	100.0%

(1)    Annualized rental income is based on rents pursuant to existing leases as of December 31, 2022, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.

Senior Housing Operating Portfolio
Pursuant to a restructuring of our business arrangements with Five Star effective January 1, 2020, or the 2020 Restructuring Transaction, our previously existing master leases and management and pooling agreements with Five Star were terminated and replaced with new management agreements and a related omnibus agreement, which agreements were subsequently replaced in June 2021, as described below. The conversion of our leasing arrangements with Five Star to management arrangements was a significant change in our historical arrangements with Five Star and has resulted, and likely will continue to result in future periods, in our realizing significantly different operating results from our senior living communities, including increased variability. As of December 31, 2022, Five Star managed 119 senior living communities for our account.

In June 2021, we amended our then existing management arrangements with Five Star and Five Star agreed to cooperate with us in transitioning 108 of our senior living communities to other third party managers. We and Five Star entered into an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that Five Star is continuing to manage. In addition, Five Star delivered to us a related amended and restated guaranty agreement pursuant to which Five Star is continuing to guarantee the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements.
We completed the transition of 107 senior living communities from Five Star to other third party managers in 2021 and we have closed, and are assessing opportunities to redevelop, the remaining senior living community. In October 2022, we and one of our operators agreed to terminate the lease agreements for three of these senior living communities and replaced them with management agreements under our TRS structure, and an affiliate of the same operator will continue to operate these properties. Additionally, effective October 31, 2022, Five Star ceased managing our active adult community, and RMR assumed management of that community. We lease nearly all of our senior living communities, including those managed by Five Star and by the other third party managers, to our TRSs. We incurred costs related to retention and other transition costs with respect to these transitioned communities. For the years ended December 31, 2022 and December 31, 2021, we recorded $2.1 million and $17.4 million, respectively, of these costs to acquisition and certain other transaction related costs in our consolidated statements of comprehensive income (loss).
The terms of the management agreements with the other third party managers are generally as follows: the other third party managers will receive a management fee equal to 5% to 6% of the gross revenues realized at the applicable senior living communities plus reimbursement for direct costs and expenses related to such communities. These agreements generally also provide for the other third party managers to earn a minimum base fee for a portion of the term of the agreement. Additionally, the other third party managers have the ability to earn incentive fees equal to 15% to 25% of the amount by which EBITDA of the applicable communities exceeds the target EBITDA for the applicable communities. The other third party managers can also earn a construction supervision fee ranging between 3% and 5% of construction costs.
The initial terms of the management agreements with the other third party managers are generally five years, subject to automatic extensions of successive terms of two years each unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements with the other third party managers also generally provide us with the right to terminate the management agreements for communities that do not earn 70% to 80% of the target EBITDA for such communities, after an agreed upon stabilized period.
The following table presents a summary of the other third party managers:

Manager	Location	Number of Communities	Number of Units
Cedarhurst Senior Living	IL/WI	13	785
Charter Senior Living	FL/MD/TN/VA	17	977
IntegraCare Senior Living	PA	2	143
Life Care Services	DE	3	517
Navion Senior Solutions	SC	5	235
Northstar Senior Living	AZ/CA	7	418
Oaks-Caravita Senior Care	GA/SC	26	1,415
Oaks Senior Living	GA	3	264
Omega Senior Living	NE	1	69
Phoenix Senior Living	AL/AR/KY/MO/NC/SC	23	1,462
RMR	TX	1	169
Stellar Senior Living	CO/TX/WY	10	1,169
Total		111	7,623
For further information regarding the 2020 Restructuring Transaction, the terms of the Master Management Agreement and of the management agreements with the other third party managers and our other business arrangements with Five Star, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and for more information about our dealings and relationships with Five Star generally, and the risks which may arise as a result of these related person transactions, see “Risk Factors—Risks Related to Our Relationships with RMR and AlerisLife (including

Five Star)” in Part I, Item 1A of this Annual Report on Form 10-K, “—Related Person Transactions” below and Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
All Other
As of December 31, 2022, lease expirations at our other triple net leased senior living communities leased to third party operators and wellness centers were as follows (dollars in thousands):

Year	Number of Properties	Number of Units or Square Feet	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2023	—	—	$—	—%	—%
2024	—	—	—	—%	—%
2025	—	—	—	—%	—%
2026	—	—	—	—%	—%
2027	4	533 units	4,469	13.6%	13.6%
2028	6	354,000 sq. ft.	—	—%	13.6%
2029	1	155 units	547	1.7%	15.3%
2030	2	283 units	3,496	10.7%	26.0%
2031	1	—	—	—%	26.0%
2032 and thereafter	23	1,091 units and 458,000 sq. ft.	24,295	74.0%	100.0%
Total	37		$32,807	100.0%

(1)    Annualized rental income is based on rents pursuant to existing leases as of December 31, 2022. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.

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
Second, various advances in medical science have caused a large investment in new bio-medical research companies that require office, lab and medical products manufacturing space. We believe that about 35% of our total investments in our Office Portfolio segment may be considered biotech and life science properties as of December 31, 2022.
We believe that the primary market for senior living services is individuals age 80 and older. According to U.S. Census data, the age 75+ demographic is projected to be among the fastest growing age cohorts in the United States over the next 20 years, and according to the CMS, the age 85+ demographic is projected to grow over 30% over the next five years. Also, as a result of medical advances, seniors are living longer. Due to these demographic trends, we expect the demand for senior living services and housing to increase for the foreseeable future. Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our potential residents' family members, changes in demand and market practices, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford the resident fees at our senior living communities.
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

In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although the rate of newly started developments declined due to the COVID-19 pandemic and its aftermath, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on our managers and tenants, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. These competitive challenges may prevent our managers and tenants from maintaining or improving occupancy and rates at our senior living communities, which may increase the risk of default under our leases, reduce the rents and returns we may receive and earn from our leased and managed senior living communities and adversely affect the profitability of our senior living communities, and may cause the value of our properties to decline. In response to these competitive pressures, we have invested capital in our existing senior living communities and expect to continue to do so in order that our communities may remain competitive with newer communities. For a discussion of and the risks relating to these economic uncertainties, including changes related to the COVID-19 pandemic, and their impact on us and our business, see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward-Looking Statements," Part I, Item 1 "Business" and Part I, Item 1A "Risk Factors".
The senior living industry is subject to extensive and frequently changing federal, state and local laws and regulations. For further information regarding these laws and regulations, and possible legislative and regulatory changes, see "Business—Government Regulation and Reimbursement" in Part I, Item 1 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
The following table summarizes the results of operations of each of our segments for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
Revenues:
Office Portfolio	$222,390	$367,597
SHOP	1,022,826	974,623
Non-Segment	38,350	40,992
Total revenues	$1,283,566	$1,383,212
Net income (loss) attributable to common shareholders:
Office Portfolio	$378,282	$575,836
SHOP	(139,589)	(104,081)
Non-Segment	(254,467)	(297,240)
Net income (loss) attributable to common shareholders	$(15,774)	$174,515
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the year ended December 31, 2022 to the year ended December 31, 2021. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.” For a comparison of consolidated results for the year ended December 31, 2021 compared to the year ended December 31, 2020, see Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

	For the Year Ended December 31,
	2022	2021	$ Change	% Change
NOI by segment:
Office Portfolio	$128,091	$240,284	$(112,193)	(46.7)%
SHOP	8,726	10,124	(1,398)	(13.8)%
Non-Segment	37,679	40,992	(3,313)	(8.1)%
Total NOI	174,496	291,400	(116,904)	(40.1)%

Depreciation and amortization	239,280	271,131	(31,851)	(11.7)%
General and administrative	26,435	34,087	(7,652)	(22.4)%
Acquisition and certain other transaction related costs	2,605	17,506	(14,901)	(85.1)%
Impairment of assets	—	(174)	174	(100.0)%
Gain on sale of properties	321,862	492,272	(170,410)	(34.6)%
Loss on equity securities, net	(25,660)	(42,232)	16,572	(39.2)%
Interest and other income	15,929	20,635	(4,706)	(22.8)%
Interest expense	(209,383)	(255,759)	46,376	(18.1)%
Loss on modification or early extinguishment of debt	(30,043)	(2,410)	(27,633)	nm
(Loss) income from continuing operations before income tax expense and equity in net earnings of investees	(21,119)	181,356	(202,475)	nm
Income tax expense	(710)	(1,430)	720	(50.3)%
Equity in net earnings of investees	6,055	—	6,055	nm
Net (loss) income	(15,774)	179,926	(195,700)	nm
Net income attributable to noncontrolling interest	—	(5,411)	5,411	(100.0)%
Net (loss) income attributable to common shareholders	$(15,774)	$174,515	$(190,289)	nm
nm – not meaningful
Office Portfolio:

	Comparable Properties(1)		All Properties
	As of December 31,		As of December 31,
	2022	2021	2022	2021
Total buildings	94	94	105	116
Total square feet	7,894	7,895	8,811	9,793
Occupancy	90.0%	92.3%	84.7%	91.3%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2021; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
Rental income	$194,923	$190,353	$4,570	2.4%	$27,467	$177,244	$222,390	$367,597	$(145,207)	(39.5)%
Property operating expenses	(81,788)	(77,072)	4,716	6.1%	(12,511)	(50,241)	(94,299)	(127,313)	(33,014)	(25.9)%
NOI	$113,135	$113,281	$(146)	(0.1)%	$14,956	$127,003	$128,091	$240,284	$(112,193)	(46.7)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2021; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income decreased primarily due to the deconsolidation of 11 medical office and life science properties currently owned by two unconsolidated joint ventures in each of which we own an equity interest, our disposition of five properties since January 1, 2021 and certain of our properties being taken out of service and/or currently undergoing redevelopment, partially offset by our acquisition of one property since January 1, 2021 and an increase in rental income at our comparable properties and at certain of our recently redeveloped properties. Rental income increased at our comparable properties primarily due to higher average rents resulting from our new and renewal leasing activity, increased parking revenue at certain of our comparable properties as certain states and municipalities have eased restrictions related to the COVID-19 pandemic since January 1, 2021, tenants' employees have increasingly returned to the office and commercial activity has increased and increases in property operating expense reimbursements at certain of our comparable properties, partially offset by decreases in occupancy at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses is primarily due to the deconsolidation of 11 medical office and life science properties currently owned by two unconsolidated joint ventures in each of which we own an equity interest, our disposition of five properties since January 1, 2021 and certain of our properties being taken out of service and/or currently undergoing redevelopment, partially offset by our acquisition of one property since January 1, 2021 and an increase in property operating expenses at our comparable properties and at certain of our recently redeveloped properties. Property operating expenses at our comparable properties increased primarily due to increases in utility expenses and other direct costs at certain of our comparable properties. The increase in utility expenses for our comparable properties is primarily due to higher energy rates and increased building utilization levels at certain of our properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,
	2022	2021	2022	2021
Total properties	119	119	237	235
Number of units	17,512	17,512	25,346	25,345
Occupancy	75.1%	73.2%	74.4%	71.1%
Average monthly rate (2)	$4,164	$3,985	$4,506	$4,339
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since January 1, 2021; excludes communities classified as held for sale, closed or out of service, if any.
(2)Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
Residents fees and services	$666,738	$656,369	$10,369	1.6%	$356,088	$318,254	$1,022,826	$974,623	$48,203	4.9%
Property operating expenses	(622,258)	(621,076)	1,182	0.2%	(391,842)	(343,423)	(1,014,100)	(964,499)	49,601	5.1%
NOI	$44,480	$35,293	$9,187	26.0%	$(35,754)	$(25,169)	$8,726	$10,124	$(1,398)	(13.8)%
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since January 1, 2021; excludes communities classified as held for sale, closed or out of service, if any.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to increases in occupancy and average monthly rate at both comparable and non-comparable properties, partially offset by our property that was taken out of service due to damage sustained by Hurricane Ian.
Property operating expenses. Property operating expenses consist of wages and benefit costs of property level personnel, real estate taxes, utility expenses, insurance, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increases in labor costs, inflationary cost pressures related to food and energy and increased sales and marketing costs to improve occupancy.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.

Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Year Ended December 31,				As of and For the Year Ended December 31,
	2022		2021		2022		2021
Total properties:
Other triple net leased senior living communities	26		26		27		29
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.23	x	1.26	x	1.23	x	1.26	x
Wellness centers (3)	1.80	x	1.60	x	1.80	x	1.60	x
(1)Non-segment operations consists of all of our other operations, including certain senior living communities and wellness centers that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Comparable properties consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since January 1, 2021; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented is based upon the operating results provided by our tenants for the 12 months ended September 30, 2022 and 2021 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale, if any, or for which there was a transfer of operations during the periods presented. Excludes rent coverage for six of our wellness centers, the tenant of which was in default under the applicable leases with us as of December 31, 2022.

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
Rental income	$36,371	$36,471	$(100)	(0.3)%	$1,979	$4,521	$38,350	$40,992	$(2,642)	(6.4)%
Property operating expenses	(671)	—	671	nm	—	—	(671)	—	671	nm
NOI	$35,700	$36,471	$(771)	(2.1)%	$1,979	$4,521	$37,679	$40,992	$(3,313)	(8.1)%
(1)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since January 1, 2021; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to a decrease in rental income at our comparable properties, partially offset by an increase in rental income as a result of our purchase of improvements at our comparable properties since January 1, 2021. Rental income decreased at our comparable properties primarily due to lower cash rents received during the year ended December 31, 2022 from a tenant in default under leases for six of our wellness centers. We have elected to recognize rental income as rent payments are received from this tenant. In January 2023, we agreed to amend the lease for three of these wellness centers and repossess the remaining three wellness centers. In October 2022, we and one of our operators agreed to terminate the lease agreement for three of our senior living communities and replace them with management agreements under our TRS structure. An affiliate of the same operator will continue to operate these properties. The decrease in rental income at comparable properties was partially offset by higher percentage rents recognized in 2022 as compared to 2021.
Property operating expenses. Property operating expenses consist of real estate taxes and other expenses we paid on behalf of a tenant in default under leases for six of our wellness centers. Pursuant to an agreement with this tenant in January 2023, we expect to continue to incur real estate taxes and other direct costs for three of these properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to the deconsolidation of 11 medical office and life science properties owned by two unconsolidated joint ventures in each of which we own an equity interest and certain depreciable assets becoming fully depreciated since January 1, 2021. Decreases to depreciation and amortization expenses were partially offset by the purchase of capital improvements at certain of our properties and our acquisition of one property since January 1, 2021.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in our base business management fees expense as a result of lower consolidated indebtedness and lower trading prices for our common shares during 2022 compared to 2021.
Acquisition and certain other transaction related costs. For the year ended December 31, 2022, acquisition and certain other transaction related costs primarily represent costs related to the transition of certain senior living communities to other third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gain on sale of properties. Gain on sale of properties is the net result of our sales of certain of our properties and joint venture equity interests during 2022 and 2021. The gain on sale of properties during the year ended December 31, 2022 reflects the contribution of 10 medical office and life science properties to the LSMD JV in which we retained a 20% equity interest. For further information regarding gain on sale of properties, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Losses on equity securities, net. Losses on equity securities, net, represent the net unrealized losses to adjust our investment in AlerisLife to its fair value. For further information regarding our investment in AlerisLife, see Note 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Interest and other income. The decrease in interest and other income is primarily due to a decrease of funds we received from the U.S. government pursuant to the CARES Act and ARPA which were $4,327 during the year ended December 31, 2022 compared to $19,554 received during the year ended December 31, 2021. Decreases to interest and other income were partially offset by higher interest earned during the year ended December 31, 2022 as a result of higher interest rates compared to the year ended December 31, 2021.
Interest expense. Interest expense decreased primarily due to our redemption in June 2022 of $500,000 of our 9.75% senior notes due 2025, the deconsolidation of the debt secured by one life science property owned by the Seaport JV and due to our redemption in June 2021 of all $300,000 of our 6.75% senior notes due 2021. These decreases were partially offset by an increase in interest rates under our credit facility and our issuance in February 2021 of $500,000 aggregate principal amount of our 4.375% senior notes due 2031.
Loss on modification or early extinguishment of debt. We recorded a loss on modification or early extinguishment of debt in connection with the amendments to our credit agreement and our redemption of $500,000 of our 9.75% senior notes due 2025 during the year ended December 31, 2022. We recorded a loss on early extinguishment of debt in connection with the amendments to our credit agreement and the agreement governing our previously existing $200,000 term loan, our prepayment of our $200,000 term loan and our redemption of all $300,000 of our 6.75% senior notes due 2021 during the year ended December 31, 2021.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net earnings of investees. Equity in net earnings of investees is the change in the fair value of our investments in our joint ventures.
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable SEC rules, including FFO attributable to common shareholders, Normalized FFO attributable to common shareholders and NOI for the years ended December 31, 2022 and 2021. These measures do not represent cash generated by operating activities in accordance with

GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations Attributable to Common Shareholders
We calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders as shown below. FFO attributable to common shareholders is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss) attributable to common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, equity in net earnings or losses of unconsolidated joint ventures, loss on impairment of real estate assets, gains or losses on equity securities, net, if any, including adjustments to reflect our proportionate share of FFO of our equity method investment in AlerisLife and our proportionate share of FFO from our unconsolidated joint ventures, plus real estate depreciation and amortization of consolidated properties and minus FFO adjustments attributable to noncontrolling interest, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO attributable to common shareholders, we adjust for the items shown below. FFO attributable to common shareholders and Normalized FFO attributable to common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO attributable to common shareholders and Normalized FFO attributable to common shareholders differently than we do.
Our calculations of FFO attributable to common shareholders and Normalized FFO attributable to common shareholders for the years ended December 31, 2022 and 2021 and reconciliations of net income (loss) attributable to common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to FFO attributable to common shareholders and Normalized FFO attributable to common shareholders appear in the following table. This table also provides a comparison of distributions to shareholders, FFO attributable to common shareholders and Normalized FFO attributable to common shareholders and net income (loss) attributable to common shareholders per share for these periods.

	For the Year Ended December 31,
	2022	2021
Net (loss) income attributable to common shareholders	$(15,774)	$174,515
Depreciation and amortization	239,280	271,131
Gain on sale of properties	(321,862)	(492,272)
Impairment of assets	—	(174)
Losses on equity securities, net	25,660	42,232
FFO adjustments attributable to noncontrolling interest	—	(20,584)
Equity in net earnings of unconsolidated joint ventures	(6,055)	—
Share of FFO from unconsolidated joint ventures	11,518	273
Adjustments to reflect our share of FFO attributable to an equity method investment	(7,715)	(6,017)
FFO attributable to common shareholders	(74,948)	(30,896)

Acquisition and certain other transaction related costs	2,605	17,506
Loss on modification or early extinguishment of debt	30,043	2,410
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	3,975	3,074
Normalized FFO attributable to common shareholders	$(38,325)	$(7,906)

Weighted average common shares outstanding (basic and diluted)	238,314	237,967

Per common share data (basic and diluted):
Net (loss) income attributable to common shareholders	$(0.07)	$0.73
FFO attributable to common shareholders	$(0.31)	$(0.13)
Normalized FFO attributable to common shareholders	$(0.16)	$(0.03)
Distributions declared	$0.04	$0.04
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

The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of net income (loss) to NOI for the years ended December 31, 2022 and 2021.

	For the Year Ended December 31,
	2022	2021
Reconciliation of Net Income (Loss) to NOI:
Net (loss) income	$(15,774)	$179,926

Equity in net earnings of investees	(6,055)	—
Income tax expense	710	1,430
(Loss) income from continuing operations before income tax expense and equity in net earnings of investees	(21,119)	181,356
Loss on modification or early extinguishment of debt	30,043	2,410
Interest expense	209,383	255,759
Interest and other income	(15,929)	(20,635)
Losses on equity securities, net	25,660	42,232
Gain on sale of properties	(321,862)	(492,272)
Impairment of assets	—	(174)
Acquisition and certain other transaction related costs	2,605	17,506
General and administrative	26,435	34,087
Depreciation and amortization	239,280	271,131
Total NOI	$174,496	$291,400

Office Portfolio NOI	$128,091	$240,284
SHOP NOI	8,726	10,124
Non-Segment NOI	37,679	40,992
Total NOI	$174,496	$291,400
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of cash to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities and proceeds from the disposition of certain properties. We believe that these sources will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for at least the next 12 months. Our future cash flows from operating activities will depend primarily upon:
•our ability to receive rents from our tenants;
•our ability to maintain or increase the occupancy of, and the rates at, our properties, particularly at our senior living communities;
•our and our managers' abilities to control operating expenses and capital expenses at our properties, including increased operating expenses that we may incur in response to high inflation, limited labor availability or supply chain challenges; and
•our managers' abilities to maintain or increase our returns from our managed senior living communities.
In March 2021, we borrowed $800.0 million under our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $700.0 million. In February 2022, we exercised our option to extend the maturity date of our credit facility by one year to January 2024, and in January 2023, pursuant to the terms of the credit agreement, we repaid $113.6 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $586.4 million. In February 2023, pursuant to an amendment to our credit agreement, we repaid $136.4 million in outstanding borrowings under our credit facility and the facility commitments were further reduced to $450.0 million. We have no additional options to extend the maturity date of our credit facility and, pursuant to the February 2023 amendment to our credit agreement, the feature of our credit facility permitting us to repay and reborrow funds was eliminated. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from high inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including downturns or recessions, may cause further increased pressure on our ability to satisfy financial and other covenants. We may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. If we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives. As of December 31, 2022, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit facility and our public debt covenants as the effects of the current market conditions continued to adversely impact our operations. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis.
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
In February 2023, we sold three former senior living communities for an aggregate sales price of $2.8 million, excluding closing costs. The measures we have taken to enhance our ability to maintain sufficient liquidity may not sufficiently offset the decrease in cash flows from operations as a result of the properties we have sold, operating losses we may experience and capital investments we make, in which case our liquidity would be negatively impacted.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
	2022	2021
Cash and cash equivalents and restricted cash at beginning of period	$1,016,945	$90,849
Net cash provided by (used in):
Operating activities	(40,353)	(63,323)
Investing activities	387,708	242,696
Financing activities	(675,998)	746,723
Cash and cash equivalents and restricted cash at end of period	$688,302	$1,016,945
Our Operating Liquidity and Resources
We generally receive minimum rents from our tenants monthly or quarterly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from certain of our senior living community tenants monthly, quarterly or annually.
The decrease in cash used in operating activities for the year ended December 31, 2022 compared to the prior year was primarily due to a reduction in interest expense paid during 2022 compared to 2021, cash distributions we received from our unconsolidated joint venture interests and favorable changes in working capital. These increases were partially offset by reduced NOI as a result of the deconsolidation of joint venture properties during 2021 and 2022, as well as wage inflation and other cost increases at the senior living communities in our SHOP segment, and dispositions of properties during 2021.
Specifically as it relates to our SHOP segment, we may continue to face issues with labor availability and wage inflation along with cost pressures from supply chain disruptions and commodity price inflation.

Our Investing Liquidity and Resources
The increase in cash provided by investing activities for the year ended December 31, 2022 compared to the prior year was primarily due to proceeds from our sale of 10 medical office and life science properties to the LSMD JV in which we retained a 20% equity interest and insurance proceeds received in excess of costs incurred for senior living communities located in Florida related to Hurricane Ian, partially offset by less proceeds from our sale of an equity interest in the Seaport JV, less proceeds from the sale of real estate properties, our acquisition of one property in 2022 and an increase in real estate improvements during 2022 compared to 2021.
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	For the Year Ended December 31,
	2022	2021
Office Portfolio segment capital expenditures:
Lease related costs (1)	$25,227	$40,253
Building improvements (2)	11,955	15,407
SHOP segment fixed assets and capital improvements	109,529	141,122
Recurring capital expenditures	$146,711	$196,782

Development, redevelopment and other activities - Office Portfolio segment (3)	$48,390	$40,253
Development, redevelopment and other activities - SHOP segment (3)	118,601	17,274
Total development, redevelopment and other activities	$166,991	$57,527
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
We plan to continue investing capital in our properties, including redevelopment projects, to better position these properties in their respective markets in order to increase our returns in future years. In 2023, we expect to incur capital expenditures in excess of 2022 levels, but below the $400.0 million limit under our credit agreement.
As of December 31, 2022, we had estimated unspent leasing related obligations at our triple net leased senior living communities and our medical office and life science properties of approximately $39.3 million, of which we expect to spend approximately $33.9 million during calendar year 2023. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand, proceeds from the disposition of certain properties and proceeds related to contributions we may make of properties we own to joint ventures.
We are currently in the process of redeveloping four properties in our Office Portfolio. Our redevelopments at our properties in Irving, TX, Tempe, AZ, Mansfield, MA and Washington, D.C. are expected to be completed at various times between 2023 and 2025. We are also currently reviewing strategic alternatives at a property in our Office Portfolio located in Silver Spring, MD, including opportunities to redevelop this property. In addition, we also have ongoing redevelopments throughout our managed senior living communities. We continue to assess opportunities to redevelop other properties in our portfolio. These redevelopment projects may require significant capital expenditures and time to complete.
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
Our Financing Liquidity and Resources
The change in cash (used in) provided by financing activities for the year ended December 31, 2022 compared to the prior year was primarily due to repayments of borrowings under our credit facility in 2022 compared to our full drawdown of our credit facility in 2021, net proceeds from our issuance in February 2021 of $500.0 million aggregate principal amount of our 4.375% senior notes in 2021, increased senior unsecured notes redemption amounts in 2022 compared to 2021, increased repayment of other debt and a prepayment premium paid in 2022 for the redemption of $500.0 million of our outstanding 9.75% senior notes due 2025, partially offset by our repayment in February 2021 of our $200.0 million term loan. Additionally, the Seaport JV did not pay distributions during 2022 related to our noncontrolling interest that we deconsolidated in 2021.
As of December 31, 2022, we had $658.1 million of cash and cash equivalents and were fully drawn under our credit facility. We typically use cash balances, net proceeds from offerings of securities or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
In order to fund investments and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a credit facility. The maturity date of our credit facility is January 15, 2024. At December 31, 2022, our credit facility required interest to be paid on borrowings at the annual rate of 6.9%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility. On March 31, 2021, we borrowed $800.0 million under our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $700.0 million. Also in February 2022, we exercised our option to extend the maturity date of our credit facility by one year to January 2024, and in January 2023, pursuant to the terms of our credit agreement, we repaid $113.6 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $586.4 million. In February 2023, pursuant to an amendment to our credit agreement, we repaid $136.4 million in outstanding borrowings under our credit facility and the facility commitments were further reduced to $450.0 million, and no principal repayment is due until maturity. We have no additional options to extend the maturity date of our credit facility. As of December 31, 2022 and February 24, 2023, we were fully drawn under our credit facility.
In February 2022, we and our lenders amended our credit agreement. Pursuant to the amendment:
•the waiver of the fixed charge coverage ratio covenant included in our credit agreement was extended through December 31, 2022;
•the facility commitments were reduced from $800.0 million to $700.0 million;
•we have the ability to fund $400.0 million of capital expenditures per year and we are restricted in our ability to acquire real property as defined in our credit agreement;
•the interest rate premium under our credit facility increased by 15 basis points; and
•certain financial covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions), and the minimum liquidity requirement of $200.0 million remained in place through December 31, 2022.
In February 2023, we and our lenders further amended our credit agreement. Pursuant to the amendment:
•the waiver of the fixed charge coverage ratio covenant has been extended through the maturity date of our credit facility in January 2024;
•the minimum liquidity requirement was decreased from $200.0 million to $100.0 million;
•the facility commitments were reduced from $586.4 million to $450.0 million;
•the feature of our credit facility permitting us to repay and reborrow funds was eliminated;

•we continue to have the ability to fund $400.0 million of capital expenditures per year and we are restricted in our ability to acquire real property as defined in the credit agreement;
•secured overnight financing rate, or SOFR, was established as the replacement benchmark rate in place of LIBOR to calculate interest payable on amounts outstanding under our credit facility, and the interest rate premium under our credit facility was increased by 40 basis points; and
•we are required to repay outstanding amounts under the credit facility with excess cash flow, and certain financial covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions) will remain in place through the maturity date of our credit facility.
Generally, when significant amounts are outstanding under our credit facility, or as the maturities of our indebtedness approach, we intend to explore refinancing alternatives. Such alternatives may include selling certain properties and issuing new equity securities. In addition, we may also seek to expand our existing joint venture arrangements or to participate in additional joint ventures or other arrangements that may provide us additional sources of financing. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. At such time that we may regain compliance with the incurrence covenant under our debt agreements, we may also incur additional debt, assume debt in connection with our acquisitions of properties or place new debt on properties we already own.
During the year ended December 31, 2022, we paid quarterly cash distributions to our shareholders totaling approximately $9.6 million using existing cash balances. For further information regarding the distributions we paid during 2022, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On January 12, 2023, we declared a quarterly distribution payable to common shareholders of record on January 23, 2023 in the amount of $0.01 per share, or approximately $2.4 million. We paid this distribution on February 16, 2023 using cash on hand.
We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to repay our debts and other obligations as they become due, subject to limitations on debt offerings in agreements governing our debt. Our ability to complete, and the costs associated with, future debt or equity transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit and debt ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. A protracted negative impact on the economy or the industries in which our properties and businesses operate, high inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including downturns or recessions, may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.

The senior living industry has been adversely impacted by the current economic and market conditions as well as the continuing impact of the COVID-19 pandemic. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. Although there have been signs of recovery and increased demand during the year ended December 31, 2022 when compared to the low levels during the COVID-19 pandemic, we cannot be sure when or if the senior housing business will return to historic pre-pandemic levels. To mitigate the effects of the slow recovery coming from the COVID-19 pandemic and the increased variability in operating cash flows from our SHOP segment, we continue to work with our senior living operators to manage costs, especially labor costs, and to increase rates and occupancy. As of February 24, 2023, we have approximately $413.0 million of cash and cash equivalents and $450.0 million in outstanding borrowings under our credit facility, which matures on January 15, 2024. Our credit facility is secured by 61 properties which had an appraised value in excess of $1.3 billion based on appraisals completed to secure the credit facility. We believe we will have access to various types of financings, including equity offerings, to repay our debts and other obligations as they become due or will be able to extend the maturity of certain debt. We also have the ability to defer certain capital improvements if we believe we need to preserve liquidity. We believe that our current financial resources, actions we have taken and are in the process of taking, our expectations as to the future performance of the senior living industry and our fully collateralized credit facility will provide us with sufficient liquidity going forward.
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
In February 2022, Moody's downgraded our 9.75% senior notes due 2025 rating from Ba3 to B2, our 4.375% senior notes due 2031 rating from Ba3 to B2 and our senior unsecured debt rating from B1 to B3. In September 2022, Moody's downgraded our 9.75% senior notes due 2025 rating from B2 to B3, our 4.375% senior notes due 2031 rating from B2 to B3 and our senior unsecured debt rating from B3 to Caa1. In November 2022, Standard & Poor's downgraded our 9.75% senior notes due 2025 rating from BB to BB-, our 4.375% senior notes due 2031 rating from BB to BB- and our senior unsecured debt rating from BB- to B. In January 2023, Moody's downgraded our 9.75% senior notes due 2025 rating from B3 to Caa3, our 4.375% senior notes due 2031 rating from B3 to Caa3 and our senior unsecured debt rating from Caa1 to Ca. In February 2023, Standard & Poor's downgraded our 9.75% senior notes due 2025 rating from BB- to B, our 4.375% senior notes due 2031 rating from BB- to B and our senior unsecured debt rating from B to CCC+.
For further information regarding our outstanding debt, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Debt Covenants
Our principal debt obligations at December 31, 2022 were: (1) $700.0 million of outstanding borrowings under our credit facility; (2) $2.4 billion outstanding principal amount of senior unsecured notes; and (3) $24.7 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by two properties. For further information regarding our indebtedness, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of December 31, 2022, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as the effects of the slow recovery of our SHOP business from the COVID-19 pandemic, high inflation, rising interest rates, geopolitical risks and other economic, market and industry conditions continued to adversely impact our operations. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis. As of December 31, 2022, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations, subject to the waivers described above. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Annual Report on Form 10-K, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from high inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including downturns or recessions, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by the economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. Further, if we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We cannot assure that we would be able to obtain these waivers or amendments or repay the related debt facilities when due, which may result in an event of default under the agreements governing our debt or the potential acceleration of our outstanding debt.
Neither our senior unsecured notes indentures and their supplements, nor our credit agreement, contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, following our debt ratings downgrades, our interest expense and related costs under our credit agreement has increased. See "—Our Financing Liquidity and Resources" above for information regarding recent downgrades of our issuer credit rating and senior unsecured debt rating.
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
Supplemental Guarantor Information
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. We subsequently redeemed $500.0 million of this debt in June 2022, with $500.0 million remaining outstanding. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of December 31, 2022, all $500.0 million of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.35 billion of senior unsecured notes do not have the benefit of any guarantees as of December 31, 2022.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

December 31, 2022
Real estate properties, net	$4,027,071
Other assets, net	1,052,538
Total assets	$5,079,609

Indebtedness, net	$3,023,039
Other liabilities	298,300
Total liabilities	$3,321,339

Year Ended December 31, 2022
Revenues	$1,143,354
Expenses	1,280,812
Loss from continuing operations	(387,786)
Net loss	(382,441)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them. For further information about these and other such relationships and related person transactions, see Notes 3, 6, 7 and 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2022. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
Impact of Government Reimbursement
For the year ended December 31, 2022, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs. Because of shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs, as well as existing regulations that impact these matters. Further, there are other existing and recently enacted legislation, and related litigation, related to government payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business-Government Regulation and Reimbursement” above in this Annual Report on Form 10-K. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our and our tenants' increasing expenses and that such changes may be material and adverse to our future financial results.
During the years ended December 31, 2022, December 31, 2021 and December 31, 2020, we recognized $4.3 million, $19.6 million and $17.5 million, respectively, in interest and other income in our consolidated statements of comprehensive income (loss) related to funds received under the CARES Act and ARPA.
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
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR, is a member of the ENERGY STAR program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” partner program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program.
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
We may in the future enter into hedge arrangements or derivative contracts from time to time to mitigate our exposure to changes in interest rates.

Fixed Rate Debt
At December 31, 2022, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$250,000	4.750%	$11,875	2024	Semi-Annually
Senior unsecured notes	500,000	9.750%	48,750	2025	Semi-Annually
Senior unsecured notes	500,000	4.750%	23,750	2028	Semi-Annually
Senior unsecured notes	500,000	4.375%	21,875	2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2046	Quarterly
Mortgage note	14,732	6.640%	978	2023	Monthly
Mortgage note	9,997	4.444%	444	2043	Monthly
	$2,374,729		$142,985
(1)The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts. This table does not include obligations under finance leases.
No principal repayments are due under our unsecured notes until maturity. Our mortgage notes generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $23.7 million.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022 in an effort to combat high inflation and may continue to do so.
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
Floating Rate Debt
At December 31, 2022, our floating rate debt obligations consisted of $700.0 million outstanding under our credit facility. Our credit facility matures in January 2024.
Borrowings under our credit facility are in U.S. dollars and interest is required to be paid at the rate of a benchmark such as LIBOR or SOFR beginning in February 2023 plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, and to changes in our credit ratings. In addition, upon renewal or refinancing of our credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2022 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
	Interest Rate (1)	Outstanding Floating Rate Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2022	6.88%	$700,000	$48,160	$0.20
One percentage point increase	7.88%	$700,000	$55,160	$0.23
(1)Interest rate under our credit facility as of December 31, 2022.
(2)Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2022.
The foregoing table shows the impact of an immediate increase in floating interest rates. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the amount of our borrowings outstanding under our credit facility or other floating rate debt.
LIBOR Transition
As of December 31, 2022, we were required to pay interest on borrowings under our credit facility at floating rates based on LIBOR. The determination of interest under our credit facility has been revised pursuant to the terms of the February 2023 amendment to our credit agreement and the interest rate premium under our credit facility will be based on SOFR beginning in February 2023. This may result in our paying increased interest amounts.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2022 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B.  Other Information.
None.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have a Code of Conduct that applies to our officers and Trustees, RMR, senior and executive officers of RMR, members of the board of directors of RMR Inc. and employees of RMR who provide significant services to us. Our Code of Conduct is posted on our website, www.dhcreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Diversified Healthcare Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct to apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11.  Executive Compensation.
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information.  We may award common shares to our officers and other employees of RMR under our Amended and Restated 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under our equity compensation plan excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	2,667,253	(1)
Equity compensation plan not approved by securityholders	None.	None.	None.
Total	None.	None.	2,667,253	(1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan. Our shareholders approved the 2012 Plan at our 2022 annual meeting of shareholders to increase the total number of common shares available for awards by 2,250,000.
Payments by us to RMR employees are described in Notes 5 and 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

4.10
Supplemental Indenture, dated as of September 9, 2022, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 9.750% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)

4.11
Supplemental Indenture, dated as of November 22, 2022, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 9.750% Senior Notes due 2025. (Filed herewith.)

4.12
Fourth Supplemental Indenture, dated as of February 8, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 4.375% Senior Notes due 2031, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

4.13
Supplemental Indenture, dated as of March 5, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 4.375% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.14
Supplemental Indenture, dated as of September 9, 2022, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 4.375% Senior Notes due 2031. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)

4.15
Supplemental Indenture, dated as of November 22, 2022, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 4.375% Senior Notes due 2031. (Filed herewith.)

4.16
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

4.17	Description of Securities. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
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

10.4	Diversified Healthcare Trust Amended and Restated 2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2022.)
10.5	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.6	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.7	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)
10.8	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)
10.9	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2022.)
10.10
Amended and Restated Credit Agreement, dated as of August 1, 2017, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.11
First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2020, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2020.)

10.12
Second Amendment to Amended and Restated Credit Agreement, dated as of January 29, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2021.)

10.13
Third Amendment to Amended and Restated Credit Agreement, dated as of September 3, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

10.14
Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 22, 2022, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 23, 2022.)

10.15
Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2023, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other parties party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2023.)

10.16
Pledge Agreement, dated as of January 29, 2021, among the Company, certain subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as Collateral Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2021.)

10.17
Pledge Amendment, dated as of February 12, 2021, by the Company and certain subsidiaries of the Company party thereto. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

10.18
Pledged Interest Release Request Letter, dated as of March 4, 2021, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

10.19
Release of Certain Guarantors, dated as of March 5, 2021, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

10.20
Release of Certain Guarantors, dated as of January 28, 2022, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.21
Release of Certain Guarantors, dated as of January 28, 2022, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

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

10.23
Amended and Restated Master Management Agreement, dated as of June 9, 2021, among the Company and certain of its subsidiaries, and AlerisLife Inc. and certain of its subsidiaries. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2021.)

10.24
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

99.2
Consent and Amendment Agreement, dated as of February 2, 2023, among the Company, ABP Acquisition 2 LLC, ABP Acquisition LLC, ABP Trust and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 3, 2023.)

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

Item 16.  Form 10-K Summary.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Diversified Healthcare Trust (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company's investments in real estate properties were $4.86 billion, net of accumulated depreciation of $1.83 billion as of December 31, 2022. These real estate properties are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate property may not be recoverable. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company's decision to dispose of a property before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are identified for any real estate property, the Company evaluates the recoverability of that real estate property by comparing undiscounted future cash flows expected to be generated by the real estate property over the Company's expected remaining hold period to the respective carrying amount. The Company's undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.

We identified the impairment of real estate properties as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate properties. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates within management's undiscounted future cash flows analysis which are sensitive to future market or industry considerations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted cash flows analysis for each real estate property or group of properties with possible impairment indicators included the following among others:
•We tested the effectiveness of controls over management's evaluation of the recoverability of real estate properties, including the key assumptions utilized in estimating the undiscounted future cash flows.
•We evaluated the undiscounted cash flow analysis including estimates of expected remaining hold period, market rents, and terminal capitalization rates for each real estate property or group of properties with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) comparing management's projections to external market sources and evidence obtained in other areas of our audit.
•We evaluated the reasonableness of management's undiscounted future cash flows analysis by developing an independent expectation of future undiscounted cash flows based on third party market data and compared that independent estimate to the carrying amount of the real estate property or group of properties with possible indicators of impairment. We compared our analysis of the recoverability of the real estate property or group of properties to the Company's analysis.
•We made inquiries of management about the current status of potential transactions and about management's judgments to understand the probability of future events that could affect the expected remaining hold period and other cash flow assumptions for the properties.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 1, 2023
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Diversified Healthcare Trust (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 1, 2023

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Real estate properties:
Land	$668,918	$741,501
Buildings and improvements	6,023,625	6,072,055
Total real estate properties, gross	6,692,543	6,813,556
Accumulated depreciation	(1,828,352)	(1,737,807)
Total real estate properties, net	4,864,191	5,075,749

Investments in unconsolidated joint ventures	155,477	215,127
Assets of properties held for sale	385	—
Cash and cash equivalents	658,065	634,848
Restricted cash	30,237	382,097
Investments in equity securities	5,880	31,540
Due from affiliates	8,716	—
Acquired real estate leases and other intangible assets, net	45,351	48,746
Other assets, net	233,791	235,407
Total assets	$6,002,093	$6,623,514

LIABILITIES AND SHAREHOLDERS' EQUITY
Credit facility	$700,000	$800,000
Senior unsecured notes, net	2,317,700	2,806,811
Secured debt and finance leases, net	30,177	69,713
Accrued interest	29,417	29,845
Due to affiliates	5,202	8,270
Other liabilities	280,986	246,485
Total liabilities	3,363,482	3,961,124

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 239,694,842 and 238,994,894 shares issued and outstanding, respectively	2,397	2,390
Additional paid in capital	4,617,031	4,615,475
Cumulative net income	2,071,850	2,087,624
Cumulative distributions	(4,052,667)	(4,043,099)
Total shareholders' equity	2,638,611	2,662,390
Total liabilities and shareholders' equity	$6,002,093	$6,623,514
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rental income	$260,740	$408,589	$427,215
Residents fees and services	1,022,826	974,623	1,204,811
Total revenues	1,283,566	1,383,212	1,632,026

Expenses:
Property operating expenses	1,109,070	1,091,812	1,236,357
Depreciation and amortization	239,280	271,131	270,147
General and administrative	26,435	34,087	30,593
Acquisition and certain other transaction related costs	2,605	17,506	814
Impairment of assets	—	(174)	106,972
Total expenses	1,377,390	1,414,362	1,644,883

Gain on sale of properties	321,862	492,272	6,487
Gains and losses on equity securities, net	(25,660)	(42,232)	34,106
Interest and other income	15,929	20,635	18,221
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $8,658, $13,408 and $8,022, respectively)	(209,383)	(255,759)	(201,483)
Gain on lease termination	—	—	22,896
Loss on modification or early extinguishment of debt	(30,043)	(2,410)	(427)
(Loss) income from continuing operations before income tax expense and equity in net earnings of investees	(21,119)	181,356	(133,057)
Income tax expense	(710)	(1,430)	(1,250)
Equity in net earnings of investees	6,055	—	—
Net (loss) income	(15,774)	179,926	(134,307)
Net income attributable to noncontrolling interest	—	(5,411)	(5,146)
Net (loss) income attributable to common shareholders	$(15,774)	$174,515	$(139,453)

Weighted average common shares outstanding (basic and diluted)	238,314	237,967	237,739

Per common share amounts (basic and diluted)
Net (loss) income attributable to common shareholders	$(0.07)	$0.73	$(0.59)
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Equity
Balance at December 31, 2019:	237,897,163	$2,379	$4,612,511	$2,052,562	$(3,930,933)	$2,736,519	$140,531	$2,877,050
Net (loss) income	—	—	—	(139,453)	—	(139,453)	5,146	(134,307)
Distributions	—	—	—	—	(42,825)	(42,825)	—	(42,825)
Distribution to common shareholders of the right to receive AlerisLife Inc. common stock	—	—	—	—	(59,801)	(59,801)	—	(59,801)
Share grants	420,000	4	1,570	—	—	1,574	—	1,574
Share repurchases	(47,375)	—	(171)	—	—	(171)	—	(171)
Share forfeitures	(1,310)	—	(6)	—	—	(6)	—	(6)
Distributions to noncontrolling interest	—	—	—	—	—	—	(22,292)	(22,292)
Balance at December 31, 2020:	238,268,478	2,383	4,613,904	1,913,109	(4,033,559)	2,495,837	123,385	2,619,222
Net income	—	—	—	174,515	—	174,515	5,411	179,926
Distributions	—	—	—	—	(9,540)	(9,540)	—	(9,540)
Share grants	838,000	8	1,956	—	—	1,964	—	1,964
Share repurchases	(109,384)	(1)	(382)	—	—	(383)	—	(383)
Share forfeitures	(2,200)	—	(3)	—	—	(3)	—	(3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(22,348)	(22,348)
Sale of interest in joint venture	—	—	—	—	—	—	(106,448)	(106,448)
Balance at December 31, 2021:	238,994,894	2,390	4,615,475	2,087,624	(4,043,099)	2,662,390	—	2,662,390
Net loss	—	—	—	(15,774)	—	(15,774)	—	(15,774)
Distributions	—	—	—	—	(9,568)	(9,568)	—	(9,568)
Share grants	847,000	8	1,737	—	—	1,745	—	1,745
Share repurchases	(133,752)	(1)	(170)	—	—	(171)	—	(171)
Share forfeitures	(13,300)	—	(11)	—	—	(11)	—	(11)
Balance at December 31, 2022:	239,694,842	$2,397	$4,617,031	$2,071,850	$(4,052,667)	$2,638,611	$—	$2,638,611
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,774)	$179,926	$(134,307)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	239,280	271,131	270,147
Net amortization of debt premiums, discounts and issuance costs	8,658	13,408	8,022
Straight line rental income	(8,916)	(5,846)	(6,069)
Amortization of acquired real estate leases	245	(7,211)	(7,405)
Loss on modification or early extinguishment of debt	30,043	2,410	51
Gain on lease termination	—	—	(22,896)
Impairment of assets	—	(174)	106,972
Gain on sale of properties	(321,862)	(492,272)	(6,487)
Gains and losses on equity securities, net	25,660	42,232	(34,106)
Other non-cash adjustments, net	(2,038)	(1,811)	(2,203)
Unconsolidated joint venture distributions	8,769	—	—
Equity in net earnings of investees	(6,055)	—	—
Change in assets and liabilities:
Deferred leasing costs, net	(7,874)	(20,701)	(7,672)
Other assets	10,946	(51,201)	(27,858)
Accrued interest	(428)	7,654	(305)
Other liabilities	(1,007)	(868)	22,660
Net cash (used in) provided by operating activities	(40,353)	(63,323)	158,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(75,105)	—	(2,526)
Real estate improvements	(299,387)	(227,605)	(185,585)
Proceeds from sale of properties, net	822	103,257	147,388
Proceeds from sale of properties to joint venture, net	638,488	—	—
Proceeds from sale of interest in joint venture, net	108,424	367,033	—
Proceeds from insurance recoveries	14,466	—	—
Distributions in excess of earnings from Affiliates Insurance Company	—	11	287
Net cash provided by (used in) investing activities	387,708	242,696	(40,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, net	—	492,500	985,000
Proceeds from borrowings on credit facility	—	800,000	430,500
Repayments of borrowings on credit facility	(100,000)	—	(968,000)
Redemption of senior unsecured notes	(500,000)	(300,000)	(200,000)
Repayment of term loan	—	(200,000)	(250,000)
Repayment of other debt	(39,067)	(3,159)	(5,941)
Loss on early extinguishment of debt settled in cash	(24,375)	—	(376)
Payment of debt issuance costs	(2,817)	(10,347)	(5,378)
Repurchase of common shares	(171)	(383)	(171)
Distributions to noncontrolling interest	—	(22,348)	(22,292)
Distributions to shareholders	(9,568)	(9,540)	(42,825)
Net cash (used in) provided by financing activities	(675,998)	746,723	(79,483)

(Decrease) increase in cash and cash equivalents and restricted cash	(328,643)	926,096	38,625
Cash and cash equivalents and restricted cash at beginning of period	1,016,945	90,849	52,224
Cash and cash equivalents and restricted cash at end of period	$688,302	$1,016,945	$90,849
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$201,153	$235,994	$195,599
Income taxes paid	$935	$2,798	$399

NON-CASH INVESTING ACTIVITIES:
Decrease in assets and liabilities resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	$(355,669)	$(686,320)	$—
Mortgage notes, net	$—	$618,452	$—
AlerisLife Inc. common stock	$—	$—	$97,896
Restructuring transaction additional consideration	$—	$—	$(75,000)
Real estate improvements accrued, not paid	$32,064	$20,031	$18,097
Capitalized interest	$—	$1,297	$1,833

NON-CASH FINANCING ACTIVITIES:
Distribution to common shareholders of the right to receive AlerisLife Inc. common stock	$—	$—	$(59,801)
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our consolidated balance sheets to the amount shown in our consolidated statements of cash flows:

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$658,065	$634,848	$74,417
Restricted cash (1)	30,237	382,097	16,432
Total cash and cash equivalents and restricted cash shown in our consolidated statements of cash flows	$688,302	$1,016,945	$90,849
(1) As of December 31, 2022 and 2021, restricted cash consists of proceeds from the sale of joint venture interests and proceeds from the sale of properties to joint ventures held as collateral pursuant to the agreement governing our credit facility, or our credit agreement. We may use these funds to pay for approved expenditures in accordance with our credit agreement. In January 2023, we used the remaining restricted cash held as collateral to repay a portion of the $113,627 reduction in commitments under our credit facility. We continue to be required to hold any proceeds from the sale of properties as restricted cash pursuant to the terms of our credit agreement. Restricted cash also consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties. Prior to the deconsolidation of the joint venture that owns a life science property located in Boston, Massachusetts, or the Seaport JV, restricted cash also consisted of cash held for the operations of this joint venture.

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 1. Business
Diversified Healthcare Trust is a real estate investment trust, or REIT, organized under Maryland law, which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2022, we wholly owned 379 properties located in 36 states and Washington, D.C. On that date, the gross book value of our real estate assets was $6,692,543.
As of December 31, 2022, we also owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet.
The senior living industry has been adversely impacted by the current economic and market conditions as well as the continuing impact of the COVID-19 pandemic. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. Although there have been signs of recovery and increased demand during the year ended December 31, 2022 when compared to the low levels during the COVID-19 pandemic, we cannot be sure when or if the senior housing business will return to historic pre-pandemic levels. To mitigate the effects of the slow recovery coming from the COVID-19 pandemic and the increased variability in operating cash flows from our senior housing operating portfolio, or SHOP, segment, we continue to work with our senior living operators to manage costs, especially labor costs, and to increase rates and occupancy. As of February 24, 2023, we have approximately $413,000 of cash and cash equivalents and $450,000 in outstanding borrowings under our credit facility, which matures on January 15, 2024. Our credit facility is secured by 61 properties which had an appraised value in excess of $1,300,000 based on appraisals completed to secure the credit facility. We believe we will have access to various types of financings, including equity offerings, to repay our debts and other obligations as they become due or will be able to extend the maturity of certain debt. We also have the ability to defer certain capital improvements if we believe we need to preserve liquidity. We believe that our current financial resources, actions we have taken and are in the process of taking, our expectations as to the future performance of the senior living industry and our fully collateralized credit facility will provide us with sufficient liquidity going forward.
Note 2. Summary of Significant Accounting Policies
BASIS OF PRESENTATION.  Our consolidated financial statements include the accounts of Diversified Healthcare Trust, we, us or our, and our subsidiaries, all of which are 100% owned directly or indirectly by us as of December 31, 2022. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
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
We amortize capitalized above market lease values (included in acquired real estate leases and other intangible assets, net in our consolidated balance sheets) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (included in other liabilities in our consolidated balance sheets) as an increase to rental income over the non-cancelable periods of the respective leases. For the years ended December 31, 2022, 2021 and 2020, such amortization resulted in a net increase in rental income of $(245), $7,211 and $7,405, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. During the years ended December 31, 2022, 2021 and 2020, such amortization included in depreciation totaled $11,524, $42,783 and $48,669, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.
As of December 31, 2022 and 2021, our acquired real estate leases and assumed real estate lease obligations, excluding properties held for sale, were as follows:

	December 31,
	2022	2021
Acquired real estate leases:
Capitalized above market lease values	$5,187	$8,092
Less: accumulated amortization	(3,978)	(6,268)
Capitalized above market lease values, net	1,209	1,824

Lease origination value	107,171	123,682
Less: accumulated amortization	(63,029)	(76,760)
Lease origination value, net	44,142	46,922
Acquired real estate leases and other intangible assets, net	$45,351	$48,746

Assumed real estate lease obligations:
Capitalized below market lease values	$3,685	$6,141
Less: accumulated amortization	(2,567)	(3,585)
Assumed real estate lease obligations, net	$1,118	$2,556

As of December 31, 2022, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 4.3 years, 7.0 years and 4.6 years, respectively. Future amortization of net intangible acquired real estate lease assets and obligations to be recognized over the current terms of the associated leases as of December 31, 2022 are estimated to be $11,061 in 2023, $7,725 in 2024, $5,317 in 2025, $4,378 in 2026, $3,412 in 2027 and $12,340 thereafter.
CASH AND CASH EQUIVALENTS.  We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
RESTRICTED CASH.  Restricted cash consists of amounts held as collateral pursuant to our credit agreement and amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties. Prior to the deconsolidation of the Seaport JV, restricted cash also consisted of cash held for the operations of this joint venture.
INVESTMENTS IN EQUITY SECURITIES. We classify the common shares we own of AlerisLife Inc., or AlerisLife, as an equity method investment. This equity method investment is included in investments in equity securities in our consolidated balance sheets.
On April 1, 2019, we and AlerisLife entered into a transaction agreement, or the Transaction Agreement, to restructure our business arrangements with Five Star Senior Living, or Five Star, which is an operating division of AlerisLife, effective January 1, 2020, or the 2020 Restructuring Transaction. At December 31, 2019, we owned 423,500 AlerisLife common shares after giving effect to the one-for-ten reverse stock split effected by AlerisLife with respect to its common shares on September 30, 2019. Pursuant to the 2020 Restructuring Transaction, on January 1, 2020, AlerisLife issued 10,268,158 common shares to

us. The fair value and initial cost basis of the AlerisLife common shares issued to us on January 1, 2020 was $38,095. At December 31, 2022, we owned 10,691,658 AlerisLife common shares. At December 31, 2022 and 2021, our investment in AlerisLife had a fair value of $5,880 and $31,540, respectively, including an unrealized loss of $25,660 and $42,232, respectively. Based on the terms of the Transaction Agreement, including the issuance of additional AlerisLife shares to us, we concluded that we have significant influence, but not control, over AlerisLife's most significant activities and therefor we determined that AlerisLife is not a variable interest entity, or VIE, and account for our investment in AlerisLife as an equity method investment starting January 1, 2020. We have elected the fair value option for our investment in AlerisLife. We continue to present our investment in AlerisLife in Investments in equity securities in our consolidated balance sheets due to the comparable accounting treatment of the shares we owned in AlerisLife as of December 31, 2022 and 2021.
In February 2023, in connection with the proposed acquisition of AlerisLife by a subsidiary of ABP Trust, which is the controlling shareholder of The RMR Group Inc., or RMR Inc., pursuant to a tender offer for all of the outstanding common shares of AlerisLife (other than the AlerisLife common shares owned by ABP Trust or its applicable subsidiaries), at a price of $1.31 per share, we agreed to tender all of our AlerisLife common shares into the tender offer at the tender offer price, subject to the right, but not the obligation, to purchase, in a single private transaction, on or before December 31, 2023, a number of shares of common stock of the surviving entity in the proposed acquisition constituting a percentage up to 31.9% of the then issued and outstanding shares of the common stock of the surviving entity based on the tender offer price and otherwise pursuant to a stockholders agreement to be entered into at the time of any such purchase on such terms as are negotiated and mutually agreed by the parties.
See Notes 6 and 8 for further information regarding our investment in AlerisLife and former investment in RMR Inc.
EQUITY METHOD INVESTMENTS.  As of December 31, 2022, we owned a 10% equity interest in our unconsolidated Seaport JV and a 20% equity interest in an unconsolidated joint venture for 10 medical office and life science properties, or the LSMD JV. The property owned by the Seaport JV is encumbered by an aggregate $620,000 of mortgage debts. The properties owned by the LSMD JV are encumbered by an aggregate $456,625 of mortgage debts. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting under the fair value option. See Notes 3, 10 and 11 for more information regarding these joint ventures.
DEBT ISSUANCE COSTS.  Debt issuance costs include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. Debt issuance costs for our credit facility totaled $29,717 and $27,383 at December 31, 2022 and 2021, respectively, and accumulated amortization of debt issuance costs totaled $26,315 and $22,899 at December 31, 2022 and 2021, respectively, and are included in other assets, net in our consolidated balance sheets. Debt issuance costs for our unsecured senior notes and secured debt totaled $47,661 and $53,649 at December 31, 2022 and 2021, respectively, and accumulated amortization of debt issuance costs totaled $19,791 and $15,800, respectively, and are presented in our consolidated balance sheet as a direct deduction from the associated debt liability. Future amortization of debt issuance costs to be recognized with respect to our loans as of December 31, 2022 are estimated to be $7,169 in 2023, $3,902 in 2024, $2,754 in 2025, $1,956 in 2026, $1,956 in 2027 and $13,535 thereafter.
DEFERRED LEASING COSTS.  Deferred leasing costs include capitalized brokerage costs and inducements associated with the successful negotiation of leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction in rental income, on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets, net in our consolidated balance sheets. Deferred leasing costs totaled $55,043 and $64,255 at December 31, 2022 and 2021, respectively, and accumulated amortization of deferred leasing costs totaled $15,482 and $17,074 at December 31, 2022 and 2021, respectively. At December 31, 2022, the remaining weighted average amortization period is approximately 8.1 years. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2022, are estimated to be $6,652 in 2023, $5,840 in 2024, $5,379 in 2025, $4,805 in 2026, $3,781 in 2027 and $13,104 thereafter.
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
For the years ended December 31, 2022, 2021 and 2020, we recognized the rental income from our operating leases on a straight line basis over the term of each lease agreement. We recognized percentage rents when realizable and earned, which was generally during the fourth quarter of the year. For the years ended December 31, 2022, 2021 and 2020, percentage rents earned aggregated $2,978, $1,993 and $2,144, respectively.
As of December 31, 2022, we owned 237 senior living communities that are managed by third party managers for our account. We derive our revenues at these managed senior living communities primarily from services our managers provide to residents on our behalf and we record revenues when the services are provided. We use the TRS structure authorized by the REIT Investment Diversification and Empowerment Act for nearly all of our managed senior living communities.
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services established a Provider Relief Fund. Subsequently, the American Rescue Plan Act, or ARPA, was enacted. Retention and use of the funds received under the CARES Act and ARPA are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned. We recognize income from government grants on a systematic and rational basis over the period in which we recognize the related expenses or loss of revenues for which the grants are intended to compensate when there is reasonable assurance that we will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. During the years ended December 31, 2022, 2021 and 2020, we received $605, $20,800 and $19,961, respectively, in funds to be used to support the operations of our managed senior living communities; we have currently determined that $4,327, $19,554 and $17,485, of such funds meet the required terms and conditions. We have recognized $4,327, $19,554 and $17,485 as interest and other income in our consolidated statements of comprehensive income (loss) with respect to our SHOP segment for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we have recognized all funds and no amount remained in other liabilities in our consolidated balance sheet. As of December 31, 2021 and 2020, we had not recognized $3,722 and $2,476, respectively, of funds and included these amounts in other liabilities in our consolidated balance sheets.
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
USE OF ESTIMATES. Preparation of these financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates. Significant estimates in the consolidated financial statements include purchase price allocations, useful lives of fixed assets and assessment of impairment of real estate and the related intangibles.
SEGMENT REPORTING.  As of December 31, 2022, we operate in, and report financial information for, the following two segments: our portfolio of medical office and life science properties, or our Office Portfolio, and SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. See Note 12 for further information regarding our reportable operating segments.
Note 3. Real Estate Investments
Our real estate properties, excluding those classified as held for sale, if any, consisted of land of $668,918 and buildings and improvements of $6,023,625 as of December 31, 2022, and land of $741,501 and buildings and improvements of $6,072,055 as of December 31, 2021. Accumulated depreciation was $1,640,094 and $188,258 for buildings and improvements, respectively, as of December 31, 2022, and $1,587,573 and $150,234 for buildings and improvements, respectively, as of December 31, 2021.
Our portfolio as of December 31, 2022 includes: 105 medical office and life science properties with approximately 8.8 million rentable square feet; 264 senior living communities, including independent living (including active adult), assisted living, memory care and skilled nursing facilities, or SNFs, with 27,408 living units; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities.
We have accounted for our 2022 acquisition as an acquisition of assets. We funded this acquisition using cash on hand.
Joint Venture Activities:
As of December 31, 2022, we had equity investments in joint ventures as follows:

Joint Venture	DHC Ownership	DHC Carrying Value of Investment at December 31, 2022	Number of Properties	Location	Square Feet
Seaport Innovation LLC	10%	$104,697	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	50,780	10	CA, MA, NY, TX, WA	1,068,763
		$155,477	11		2,203,242

The following table provides a summary of the mortgage debts of these joint ventures:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance at December 31, 2022 (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2)	3.53%	8/6/2026	$620,000
Mortgage Notes Payable (secured by nine properties in five states)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (3)	5.90%	2/9/2024	266,825
Weighted Average / Total	4.10%		$1,076,625
(1)Amounts are not adjusted for our minority equity interest.
(2)Following the deconsolidation in December 2021 of the net assets of the Seaport JV, we no longer include this $620,000 of secured debt financing in our consolidated balance sheet; however, we continue to provide certain guaranties on this debt.
(3)The maturity date of February 9, 2024 is subject to three, one year extension options and requires interest to be paid at an annual rate based on the secured overnight financing rate, or SOFR, plus a premium of 1.90%. The interest rate is as of December 31, 2022. This joint venture has also purchased an interest rate cap through February 2024 with a SOFR strike rate equal to 4.00%.

In March 2017, we entered into the Seaport JV with an institutional investor. The investor owned a 45% equity interest in the joint venture, and we owned the remaining 55% equity interest in the joint venture. We determined that, while we owned a 55% equity interest in this joint venture, this joint venture was a VIE as defined under the Consolidation Topic of the Financial Accounting Standards Board Codification. We concluded that we must consolidate this VIE, and we did so, until we sold an additional 35% equity interest in the joint venture in December 2021. We reached this determination because we were the entity with the power to direct the activities that most significantly impacted the VIE's economic performance and we had the obligation to absorb losses of, and the right to receive benefits from, the VIE that could be significant to the VIE, and therefore were the primary beneficiary of the VIE. The joint venture investor's interest in this consolidated entity was reflected as noncontrolling interest in our consolidated financial statements.
In December 2021, we sold an additional 35% equity interest from our then remaining 55% equity interest in the Seaport JV to another third party institutional investor for $378,000, before closing costs and other adjustments. Effective as of the date of the sale, we deconsolidated the net assets of this joint venture and recognized a net gain on sale of $461,434 related to this transaction during the year ended December 31, 2021, which is included in gain on sale of properties in our consolidated statements of comprehensive income (loss). After giving effect to the sale, we owned a 20% equity interest in this joint venture, but determined that we were no longer the primary beneficiary. Effective as of the date of the sale, we deconsolidated this joint venture and we now account for this joint venture using the equity method of accounting under the fair value option. Prior to the deconsolidation of the net assets of this joint venture, the joint venture investor's interest in this consolidated entity was reflected as noncontrolling interest in our consolidated financial statements. In June 2022, we sold an additional 10% equity interest from our then remaining 20% equity interest in the Seaport JV to an existing joint venture investor for $108,000, before closing costs and other adjustments. We received net proceeds of $108,424 from this transaction, which included working capital prorations and formation costs. We recognized a net loss on sale of $1,428 related to this transaction during the year ended December 31, 2022, which is included in gain on sale of properties in our consolidated statements of comprehensive income (loss). After giving effect to these sales, we continue to own a 10% equity interest in this joint venture. Our initial investment amount was based on a property valuation of $1,700,000, less $620,000 of existing mortgage debts on the property that this joint venture assumed. See Note 10 for more information regarding the valuation of our investment in this joint venture.
In January 2022, we entered into the LSMD JV with two unrelated third party institutional investors. We sold equity interests in this joint venture to those investors for aggregate proceeds, before closing costs and other adjustments, of approximately $653,300. We deconsolidated the net assets of these properties effective as of the date of the sale and recognized a net gain on sale of $322,468 related to this transaction during the year ended December 31, 2022, which is included in gain on sale of properties in our consolidated statements of comprehensive income (loss). The equity interests that the investors acquired from us equaled 41% and 39%, respectively, of the total equity interests in the joint venture and we retained a 20% equity interest in the joint venture. Following the sale, we account for this joint venture using the equity method of accounting under the fair value option. The initial investment amounts were based upon a property valuation of approximately $702,500, less approximately $456,600 of secured debt on the properties incurred by this joint venture. See Note 10 for more information regarding the valuation of our investment in this joint venture.

Acquisitions:
The table below represents the purchase price allocations (including net closing adjustments) of acquisitions for the years ended December 31, 2022, 2021 and 2020:

Date	Location	Type of Property	Number of Properties	Square Feet	Cash Paid (1)	Land	Buildings and Improvements	Acquired Real Estate Leases
Acquisitions during the year ended December 31, 2022:
July 2022	California	Life Science	1	88,508	$75,105	$15,774	$45,249	$14,082

Acquisitions during the year ended December 31, 2021:
We did not acquire any properties during the year ended December 31, 2021.

Acquisitions during the year ended December 31, 2020:
We did not acquire any properties during the year ended December 31, 2020.
(1)Cash paid includes closing costs.
In January 2020, we acquired a vacant land parcel adjacent to a life science property we own located in Tempe, Arizona for $2,600, excluding acquisition costs.
Impairment:
We regularly evaluate our assets for indicators of impairment. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected assets by comparing it to the expected future undiscounted cash flows to be generated from those assets. The future cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value.
During 2022, no impairment charges were recorded on held and used properties.
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
During 2020, we recorded impairment charges of $98,414 to adjust the carrying values of 28 senior living communities to their aggregate estimated fair value. These 28 senior living communities included nine senior living communities which we sold in 2020, seven senior living communities which we closed in 2020 and three of which we sold in February 2023, and 10 senior living communities which were classified as held for sale in our consolidated balance sheet as of December 31, 2020. During 2020, we also recorded impairment charges of $8,558 to adjust the carrying value of seven medical office properties to their estimated fair value. We sold four of these medical office properties in 2020. One of these medical office properties was classified as held for sale in our consolidated balance sheet as of December 31, 2020 and sold in February 2021. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of comprehensive income (loss).
Dispositions:
During the year ended December 31, 2022, we did not dispose of any properties, and during the years ended December 31, 2021 and 2020, we sold five and 27 properties, respectively, for aggregate sales prices of $104,500 and $152,893, respectively, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions, individually or in the aggregate, and we do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Square Feet or Number of Units		Sales Price (1)	Gain (loss) on Sale
Dispositions during the year ended December 31, 2022:
We did not dispose of any properties during the year ended December 31, 2022.

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
We classify all properties as held for sale in our consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the Codification. As of December 31, 2022, we had one closed senior living community classified as held for sale. As of December 31, 2021, we had no properties classified as held for sale.
In February 2023, we sold three closed senior living communities, including the community classified as held for sale as of December 31, 2022, for an aggregate sales price of $2,800, excluding closing costs.
Investments and Capital Expenditures:
During 2022, we committed $22,911 for leasing related costs related to 0.9 million square feet of leases executed at our medical office and life science properties. During 2021, we committed $97,520 for leasing related costs related to 2.6 million square feet of leases executed at our medical office and life science properties.
Committed and unspent tenant related obligations based on executed leases as of December 31, 2022 and 2021 were $39,314 and $76,573, respectively.
Other:
In September 2022, certain of our managed senior living communities located in Florida experienced hurricane related damage. We carry comprehensive property, casualty, flood and business interruption insurances that we anticipate will cover our losses at these senior living communities, subject to a deductible. During the year ended December 31, 2022, we incurred total losses of $11,253 related to the property damage sustained and deductible incurred. For the year ended December 31, 2022, we recognized a loss of $7,635 for the involuntary conversion of nonmonetary assets and wrote off a portion of the net book value of the damaged assets and included this amount in our consolidated statements of comprehensive income (loss). As of December 31, 2022, we received $14,466 in cash from our insurance provider, and as such, we have recovered the total losses of $11,253 incurred during the year ended December 31, 2022. The loss of $7,635 for the involuntary conversion of nonmonetary assets, recovery of those $7,635 in losses and the deductible of $3,618 are included in property operating expenses in our consolidated statements of comprehensive income (loss). We received $3,213 in cash in excess of our losses, which is included in other liabilities in our consolidated balance sheets.
Note 4. Leases
We are a lessor of medical office and life science properties, senior living communities and other healthcare related properties. Our leases provide our tenants with the contractual right to use and economically benefit from all of the premises demised under the leases; therefore, we have determined to evaluate our leases as lease arrangements.
Our leases provide for base rent payments and, in addition, may include variable payments. Rental income from operating leases, including any payments derived by index or market based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term.
We increased rental income to record revenue on a straight line basis by $8,916, $5,846 and $6,069 for the years ended December 31, 2022, 2021 and 2020, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $76,363 and $82,131 of straight line rent receivables at December 31, 2022 and 2021, respectively, and are included in other assets, net in our consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $47,669, $74,860 and $77,599 for the years ended December 31, 2022, 2021 and 2020, respectively, of which tenant reimbursements totaled $44,470, $72,690 and $75,378, respectively.
The following table presents our operating lease maturity analysis, excluding lease payments from properties classified as held for sale, if any, as of December 31, 2022:

Year	Amount
2023	$194,662
2024	182,337
2025	168,690
2026	158,344
2027	137,147
Thereafter	602,571
Total	$1,443,751
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $26,508 and $26,889, respectively, as of December 31, 2022, and $4,153 and $4,352, respectively, as of December 31, 2021. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our consolidated balance sheets.
Note 5. Shareholders' Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, as amended, or the 2012 Plan. During the years ended December 31, 2022, 2021 and 2020, we awarded to our officers and other employees of The RMR Group LLC, or RMR, annual share awards of 707,000, 718,000 and 360,000 of our common shares, respectively, valued at $919, $2,448 and $1,357, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we also awarded each of our then Trustees 20,000 common shares with an aggregate value of $300 ($43 per Trustee), 20,000 common shares with an aggregate value of $444 ($74 per Trustee) and 10,000 common shares with an aggregate value of $176 ($29 per Trustee) in 2022, 2021 and 2020, respectively. The values of the share awards were based upon the closing price of our common shares trading on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR (in those capacities) vest in five equal annual installments beginning on the date of award. We include the value of awarded shares in general and administrative expenses in our consolidated statements of comprehensive income (loss) ratably over the vesting period. At December 31, 2022, 2,667,253 of our common shares remain available for issuance under the 2012 Plan.
A summary of shares awarded, forfeited, vested and unvested under the terms of the 2012 Plan from January 1, 2020 to December 31, 2022 is as follows:

	Number of Shares	Weighted Average Award Date Fair Value
Unvested shares at December 31, 2019	227,340	$12.52
Shares awarded in 2020	420,000	$3.65
Shares vested / forfeited in 2020	(212,790)	$7.04
Unvested shares at December 31, 2020	434,550	$6.15
Shares awarded in 2021	838,000	$3.45
Shares vested / forfeited in 2021	(426,930)	$4.98
Unvested shares at December 31, 2021	845,620	$4.07
Shares awarded in 2022	847,000	$1.44
Shares vested / forfeited in 2022	(576,620)	$3.24
Unvested shares at December 31, 2022	1,116,000	$2.50
The 1,116,000 unvested shares as of December 31, 2022 are scheduled to vest as follows: 374,800 shares in 2023, 329,400 shares in 2024, 270,400 shares in 2025 and 141,400 shares in 2026. As of December 31, 2022, the estimated future compensation for the unvested shares was $2,424 based on the adjusted award date fair value of these shares. At December 31, 2022, the weighted average period over which the compensation expense will be recorded is approximately 1.9 years. We recorded share based compensation expense of $1,733 in 2022, $1,960 in 2021 and $1,568 in 2020. We recognize forfeitures as they occur.
During 2022, 2021 and 2020, we purchased an aggregate of 133,752, 109,384 and 47,375, respectively, of our common shares from certain of our Trustees and officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 8 for further information regarding these purchases.
A summary of cash distributions paid to common shareholders, for federal income tax purposes, as are follows for the periods presented:

	Annual Per		Characterization of Distribution
	Share	Total	Ordinary	Capital	Return of
Year	Distribution	Distribution	Income	Gain	Capital
2022	$0.04	$9,568	—%	14.0%	86.0%
2021	$0.04	$9,540	—%	100.0%	—%
2020	$0.18	$42,825	—%	—%	100.0%
On January 12, 2023, we declared a quarterly distribution to common shareholders of record on January 23, 2023 of $0.01 per share, or approximately $2,397 in aggregate. We paid this distribution on February 16, 2023, using cash on hand.
As described in Note 6, pursuant to the 2020 Restructuring Transaction, on January 1, 2020, AlerisLife issued an aggregate of 16,118,849 common shares, with an aggregate value of $59,801, to our shareholders of record as of December 13, 2019. We recorded this issuance as a non-cash distribution in our consolidated financial statements.

Note 6. Senior Living Community Management Agreements
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
•that Five Star is continuing to manage 119 of the 120 of our senior living communities that were included as part of the management arrangements (the management for one active adult community was terminated by mutual agreement effective October 31, 2022), and that the skilled nursing units in all of our continuing care retirement communities that Five Star is continuing to manage, which then included approximately 1,500 living units, were closed and are being evaluated and repositioned;
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
In 2021, we completed the transition of 107 of the 108 senior living communities, containing 7,340 living units, from Five Star to other third party managers. The remaining senior living community was closed in February 2022 and we are assessing opportunities to redevelop that property. We continue to lease our senior living communities that have been transitioned to other managers to our TRSs. We incurred costs related to retention and other transition costs for these communities. We recorded $2,096 and $17,363 for the years ended December 31, 2022 and 2021, respectively, of these costs to acquisition and certain other transaction related costs in our consolidated statements of comprehensive income (loss).
Our Senior Living Communities Managed by Five Star. Five Star managed 119, 120 and 235 of our senior living communities as of December 31, 2022, 2021 and 2020, respectively. We lease our senior living communities that are managed by Five Star to our TRSs, and Five Star manages these communities pursuant to long term management agreements. Effective October 31, 2022, Five Star ceased managing an active adult community we own located in Plano, TX, and RMR assumed management of that community pursuant to our property management agreement with RMR. We paid Five Star a termination fee of $350 in connection with the termination of Five Star's management of this community. As described above, pursuant to the Transaction Agreement, effective January 1, 2020, we replaced our long term management and pooling agreements with Five Star with new management agreements and a related omnibus agreement, which agreements were subsequently replaced in June 2021 with the Master Management Agreement, the terms of which are described above.
We incurred management fees payable to Five Star of $37,037, $47,479 and $62,880 for the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, $33,737, $43,864 and $60,413, respectively, of the total management fees were expensed to property operating expenses in our consolidated statements of comprehensive income (loss) and $3,300, $3,615 and $2,467, respectively, were capitalized in our consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
In addition to providing management services to us, Five Star also provides certain other services to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for those rehabilitation services and charges for these services are included in amounts charged to residents, third party payers or government programs. We incurred fees of $6,289, $11,233 and $25,687 for the years ended December 31, 2022, 2021 and 2020, respectively, with respect to rehabilitation services Five Star provided at our senior living communities that are payable by us. These amounts are included in property operating expenses in our consolidated statements of comprehensive income (loss).
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
Our Senior Living Communities Managed by Other Third Party Managers. As of December 31, 2022 and 2021, respectively, our other third party managers managed 111 and 107 of our senior living communities. The terms of the management agreements with the other third party managers are generally as follows: the other third party managers will receive a management fee equal to 5% to 6% of the gross revenues realized at the applicable senior living communities plus reimbursement for direct costs and expenses related to such communities. These agreements generally also provide for the other third party managers to earn a minimum base fee for a portion of the term of the agreement. Additionally, the other third party managers have the ability to earn incentive fees equal to 15% to 25% of the amount by which EBITDA of the applicable communities exceeds the target EBITDA for the applicable communities. The other third party managers can also earn a construction supervision fee ranging between 3% and 5% of construction costs.
The initial terms of the management agreements with the other third party managers are generally five years, subject to automatic extensions of successive terms of two years each unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements with the other third party managers also generally provide us with the right to terminate the management agreements for communities that do not earn 70% to 80% of the target EBITDA for such communities, after an agreed upon stabilized period.
We incurred management fees payable to our other third party managers of $20,739 and $6,239 for the years ended December 31, 2022 and 2021, respectively. These amounts are included in property operating expenses in our consolidated financial statements.
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Year Ended December 31,
Revenue from contracts with customers:	2022	2021	2020
Basic housing and support services	$806,500	$750,644	$856,687
Medicare and Medicaid programs	82,106	98,273	173,878
Private pay and other third party payer SNF services	134,220	125,706	174,246
Total residents fees and services	$1,022,826	$974,623	$1,204,811
Note 7. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to the property level operations of many of our properties, including our medical office and life science properties, and major renovation or repositioning activities at our senior living communities that we may request RMR to manage from time to time. See Note 8 for further information regarding our relationship, agreements and transactions with RMR.
Management Agreements with RMR. Our management agreements with RMR provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:

•Base Management Fee. The annual base management fee payable to RMR by us for each applicable period is equal to the lesser of:
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
•Incentive Management Fee. The incentive management fee which may be earned by RMR for an annual period is calculated as follows:
•An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12.0% of the product of:
◦our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and
◦the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. The MSCI U.S. REIT/Health Care REIT Index is the benchmark index for periods on or after August 1, 2021, and the SNL U.S. REIT Healthcare Index is the benchmark index for periods prior to August 1, 2021.
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
◦If our total return per share exceeds 12.0% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the applicable market index for such measurement period and 12.0% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the applicable market index in any year, by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the applicable market index in any year, determined on a cumulative basis (i.e. between 200 basis points and 500 basis point per year multiplied by the number of years in the measurement period and below the applicable market index).
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
◦Incentive management fees we paid to RMR for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.
Pursuant to our business management agreement with RMR, we recognized net business management fees of $16,646, $23,378 and $20,629 for the years ended December 31, 2022, 2021 and 2020, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized for the years ended December 31, 2022, 2021 and 2020 reflect a reduction of $2,974, for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
We did not recognize an incentive management fee payable to RMR for the years ended December 31, 2022, 2021 or 2020.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR by us for each applicable period are equal to 5.0% of construction costs. In connection with our entry into the Master Management Agreement, on June 9, 2021, we and RMR amended our property management agreement to, among other things, provide for RMR's oversight of any major capital projects and repositionings at our senior living communities, including our senior living communities which Five Star is continuing to manage, and that RMR receives the same fee previously paid to Five Star for such services, which is equal to 3.0% of the cost of any such major capital project or repositioning.
We recognized aggregate net property management and construction supervision fees of $10,329, $12,504 and $13,802 for the years ended December 31, 2022, 2021 and 2020, respectively. The net property management and construction supervision fees we recognized for the years ended December 31, 2022, 2021 and 2020 reflect a reduction of $797 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 8. For the years ended December 31, 2022, 2021 and 2020, $5,657, $9,684 and $10,084, respectively, of the total property management fees were expensed to property operating expenses in our consolidated statements of comprehensive income (loss) and $4,672, $2,820 and $3,718, respectively, were capitalized as building improvements in our consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
Expense Reimbursement. We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $12,901, $13,161 and $13,805 for these expenses and costs for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our consolidated statements of comprehensive income (loss) for these periods.

Term. Our management agreements with RMR have terms that end on December 31, 2042, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
Termination Rights. We have the right to terminate one or both of our management agreements with RMR: (i) at any time on 60 days' written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR, as defined therein. RMR has the right to terminate the management agreements for good reason, as defined therein.
Termination Fee. If we terminate one or both of our management agreements with RMR for convenience, or if RMR terminates one or both of our management agreements for good reason, we have agreed to pay RMR a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR for a performance reason, we have agreed to pay RMR the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR for cause or as a result of a change of control of RMR.
Transition Services. RMR has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.
Vendors. Pursuant to our management agreements with RMR, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR or its subsidiaries provide management services for the purpose of obtaining more favorable terms from such vendors and suppliers.
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
Management Agreements between our Joint Ventures and RMR. We have two separate joint venture arrangements with third party institutional investors, the Seaport JV and the LSMD JV. We own a 10% equity interest in the Seaport JV and a 20% equity interest in the LSMD JV; from January 2022 until June 28, 2022, we owned a 20% equity interest in the Seaport JV. We initially entered into the Seaport JV in March 2017, and we entered into the LSMD JV in January 2022. RMR provides management services to both of these joint ventures. Our joint ventures are not our consolidated subsidiaries and, as a result, we are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding the joint ventures. Prior to December 23, 2021, the Seaport JV was our consolidated subsidiary and, as such, we were previously obligated to pay management fees to RMR under our management agreements with RMR for the services it provided that joint venture; however, that joint venture paid management fees directly to RMR, and those fees were credited against the fees payable by us to RMR. In addition, we wholly owned the 10 medical office and life science properties included in the LSMD JV until the contribution of these properties to the LSMD JV in January 2022, and we paid management fees to RMR for the management services it provided to us for those properties until the contribution of those properties to the LSMD JV.
Note 8. Related Person Transactions
We have relationships and historical and continuing transactions with AlerisLife (including Five Star), RMR, RMR Inc. and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., is chair of the board, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and the chair of the board and a managing director of AlerisLife. Jennifer F. Francis, our other Managing Trustee and our President and Chief Executive Officer, and our Chief Financial Officer and Treasurer are also employees and officers of RMR. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR, an officer of ABP Trust and a managing director and secretary of AlerisLife. Certain of AlerisLife's officers are officers and employees of RMR. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Adam Portnoy serves as the chair of the board and as a managing director or managing trustee of these companies. Other officers of RMR, including Ms. Clark and certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services.
AlerisLife. We are currently AlerisLife's largest stockholder. As of December 31, 2022, we owned 10,691,658 of AlerisLife's common shares, or approximately 31.9% of AlerisLife's outstanding common shares. Five Star is an operating division of AlerisLife. Five Star manages certain of the senior living communities we own pursuant to the Master Management Agreement. RMR provides management services to both us and AlerisLife. AlerisLife participates in our property insurance program for the senior living communities AlerisLife owns. The premiums AlerisLife pays for this coverage are allocated pursuant to a formula based on the profiles of the properties included in the program. See Note 6 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star) and Note 10 for further information regarding our investment in AlerisLife.
As of December 31, 2022, ABP Acquisition LLC, a subsidiary of ABP Trust, the controlling shareholder of RMR Inc., together with ABP Trust, owned approximately 6.1% of AlerisLife's outstanding common shares. In February 2023, ABP Acquisition 2 LLC, a subsidiary of ABP Trust, made a tender offer to purchase all of the common shares of AlerisLife, including the 10,691,658 AlerisLife common shares that we own. We have agreed to tender all of our AlerisLife shares at a tender offer price of $1.31 per share. Additionally, we consented, in connection with the tender offer, for AlerisLife to waive the share ownership restrictions set forth in its charter with respect to ABP Acquisition LLC, ABP Acquisition 2 LLC, and certain related persons that prohibit any person or group from acquiring more than 9.8% of the outstanding shares of any class of AlerisLife's stock. We maintain the right, but not the obligation, to purchase, in a single private transaction, on or before December 21, 2023, a number of shares of common stock of the surviving entity constituting a percentage up to 31.9% of the then issued and outstanding shares of the common stock of the surviving entity based on the tender offer price.
In order to effect our distribution of AlerisLife common shares to our shareholders in 2001 and to govern our relations with AlerisLife (including Five Star) thereafter, AlerisLife (including Five Star) entered agreements with us and others, including RMR. Since then, we have entered various leases, management agreements and other agreements with AlerisLife (including Five Star) that include provisions that confirm and modify these undertakings. Among other things, these agreements provide that:
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
•we have the right to terminate our management agreements with Five Star upon the acquisition by a person or group of more than 9.8% of AlerisLife's voting stock or other change in control events, as defined therein affecting AlerisLife, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to AlerisLife's board of directors of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of AlerisLife's directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual; and
•so long as Five Star is our tenant or manager or has a business management agreement with RMR, AlerisLife will not acquire or finance any real estate of a type then owned or financed by us or any other company managed by RMR without first giving us or such company managed by RMR, as applicable, the opportunity to acquire or finance that real estate.
See Note 6 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star).
Our Manager, RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to the property level operations of many of our properties, including our medical office and life science properties, and major renovation or repositioning activities at our senior living communities that we may request RMR to manage from time to time. See Note 7 for further information regarding our management agreements with RMR.
Our Joint Ventures. As of December 31, 2022, in connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs of $8,715 that were payable by that joint venture. Those costs are included in other assets, net, in our consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 7 for further information regarding those management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR's property management offices. We recognized rental income from RMR for leased office space of $303, $190 and $163 for the years ended December 31, 2022, 2021 and 2020, respectively. Our office space leases with RMR are terminable by RMR if our management agreements with RMR are terminated.
Share Awards to RMR Employees. As described in Note 5, we award shares to our officers and other employees of RMR annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder's retirement as an officer of us or an officer or employee of RMR. These awards to RMR employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR. See Note 5 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligation on vesting share awards.
Note 9. Indebtedness
At December 31, 2022 and 2021, our outstanding indebtedness consisted of the following:

		Principal Balance as of December 31,
Floating Rate Debt	Maturity	2022	2021
Credit facility (1)(2)(3)	January 2024	$700,000	$800,000
Total floating rate debt		$700,000	$800,000
(1)In February 2022, we exercised our option to extend the maturity date of our credit facility by one year to January 2024.
(2)In January 2023, pursuant to the terms of our credit agreement, we repaid $113,627 in outstanding borrowings under our credit facility and the facility commitments were reduced to $586,373.
(3)In February 2023, we and our lenders amended our credit agreement to, among other things, extend the waiver of the fixed charge coverage ratio covenant through January 15, 2024 and reduce our credit facility commitments to $450,000 following our repayment of $136,373 in outstanding borrowings.

			December 31, 2022		December 31, 2021
Senior Unsecured Notes (1)	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior unsecured notes	4.750%	May 2024	$250,000	105	$250,000	$184
Senior unsecured notes (2)	9.750%	June 2025	500,000	—	1,000,000	—
Senior unsecured notes	4.750%	February 2028	500,000	4,325	500,000	5,169
Senior unsecured notes (2)	4.375%	March 2031	500,000	—	500,000	—
Senior unsecured notes	5.625%	August 2042	350,000	—	350,000	—
Senior unsecured notes	6.250%	February 2046	250,000	—	250,000	—
Total senior unsecured notes			$2,350,000	$4,430	$2,850,000	$5,353
(1)As of December 31, 2022 and 2021, the unamortized net debt issuance costs on certain of these notes were $27,870 and $37,836, respectively.
(2)These notes are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes.

	Principal Balance as of December 31,				Number of Properties as Collateral	Net Book Value of Collateral as of December 31,

Secured and Other Debt	2022 (1)	2021 (1)	Interest Rate	Maturity	At December 31, 2022	2022	2021
Mortgage note	$—	$11,120	6.28%	July 2022	—	$—	$23,525
Mortgage note	—	10,479	4.85%	October 2022	—	—	19,211
Mortgage note	—	15,456	5.75%	October 2022	—	—	19,099
Mortgage note	14,732	15,204	6.64%	June 2023	1	24,645	24,593
Mortgage note	9,997	10,240	4.44%	July 2043	1	13,234	13,387
Finance Leases	5,339	6,636	7.70%	April 2026	2	20,624	18,527
Total secured	$30,068	$69,135			4	$58,503	$118,342
(1)The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts. As of December 31, 2022 and 2021, the unamortized net premiums and debt issuance costs on certain of these mortgages were $(109) and $(578), respectively.

As of December 31, 2022, we had a $700,000 credit facility that was available for general business purposes. As of December 31, 2022, our credit facility required interest to be paid on borrowings at the annual rate of 6.9%, plus a facility fee of 30 basis points per annum on the total amount of lending commitments under the facility.
The weighted average annual interest rates for borrowings under our credit facility were 4.5%, 2.9% and 2.2% for the years ended December 31, 2022, 2021 and 2020, respectively. On March 31, 2021, we borrowed $800,000 under our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainties related to the COVID-19 pandemic. As of December 31, 2022 and February 24, 2023, we were fully drawn under our credit facility.
In January 2021, we and our lenders amended the agreements governing our credit facility and our $200,000 term loan, or collectively, our credit and term loan agreements, in order to provide us with certain flexibility in light of uncertainties related to the COVID-19 pandemic. Pursuant to the amendments:
•certain of the financial covenants under our credit and term loan agreements, including covenants that require us to maintain certain financial ratios, were waived through June 2022;
•the credit facility commitments were reduced from $1,000,000 to $800,000, and as a result of the reduction in commitments, we recorded a loss on early extinguishment of debt of $563 for the year ended December 31, 2021;
•we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit and term loan agreements and agreed to provide, and as of December 2022 had provided, first mortgage liens on 61 medical office and life science properties with an aggregate gross book value of real estate assets of $1,002,319 as of December 31, 2022 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added based on outstanding debt amounts, among other things;
•we had the ability to fund $250,000 of capital expenditures per year, which increased to $350,000 per year following the repayment of our term loan in February 2021, and are restricted in our ability to acquire real property as defined in our credit agreement;
•the interest rate premium over LIBOR under our credit facility and our previously existing $200,000 term loan increased by 30 basis points;
•certain financial covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions), and the minimum liquidity requirement of $200,000 remained in place through June 2022; and

•we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, and debt financings to the repayment of any amounts outstanding under our credit facility.
In September 2021, we and our lenders further amended our credit agreement. Among other things, the amendment set forth the mechanics for establishing a replacement benchmark rate under our credit agreement at such time as LIBOR would no longer be available to calculate interest payable on amounts outstanding thereunder.
In February 2022, we and our lenders further amended our credit agreement. Pursuant to the amendment:
•the waiver of the fixed charge coverage ratio covenant included in our credit agreement was extended through December 31, 2022;
•the facility commitments were reduced from $800,000 to $700,000 following our repayment of $100,000;
•we have the ability to fund $400,000 of capital expenditures per year and we are restricted in our ability to acquire real property as defined in our credit agreement;
•the interest rate premium under our credit facility increased by 15 basis points; and
•certain financial covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions), and the minimum liquidity requirement of $200,000 remained in place through December 31, 2022.
In February 2022, we exercised our option to extend the maturity date of our credit facility by one year to January 2024. In January 2023, pursuant to the terms of our credit agreement, we repaid $113,627 in outstanding borrowings under our credit facility and the facility commitments were reduced to $586,373.
In February 2023, we and our lenders further amended our credit agreement. Pursuant to the amendment:
•the waiver of the fixed charge coverage ratio covenant has been extended through the maturity date of our credit facility in January 2024;
•the minimum liquidity requirement was decreased from $200,000 to $100,000;
•the facility commitments have been reduced from $586,373 to $450,000;
•the feature of our credit facility permitting us to repay and reborrow funds was eliminated;
•we continue to have the ability to fund $400,000 of capital expenditures per year and we are restricted in our ability to acquire real property as defined in the credit agreement;
•SOFR was established as the replacement benchmark rate in place of LIBOR to calculate interest payable on amounts outstanding under our credit facility, and the interest rate premium under our credit facility was increased by 40 basis points; and
•we are required to repay outstanding amounts under the credit facility with excess cash flow, and certain financial covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions) will remain in place through the maturity date of our credit facility.
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
In June 2022, we redeemed $500,000 of our outstanding 9.75% senior notes due 2025 for a redemption price equal to 104.875% of the $500,000 principal amount of the notes being redeemed plus accrued and unpaid interest of $1,083, using restricted cash on hand. As a result of this redemption, we recorded a loss on early extinguishment of debt of $29,576 for the year ended December 31, 2022.
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
Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of December 31, 2022, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as the effects of the slow recovery of our SHOP business from the COVID-19 pandemic, high inflation, rising interest rates, geopolitical risks and other economic, market and industry conditions continued to adversely impact our operations. We are unable to incur additional debt until this ratio is at or above 1.5x on a pro forma basis. As of December 31, 2022, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations, subject to the waivers described above. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from high inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including downturns or recessions, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by the economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. Further, if we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We cannot assure that we would be able to obtain these waivers or amendments or repay the related debt facilities when due, which may result in an event of default under the agreements governing our debt or the potential acceleration of our outstanding debt.

Required principal payments on our outstanding debt as of December 31, 2022, were as follows:

Year	Principal Payment
2023	$266,413
2024	701,834
2025	502,001
2026	904
2027	302
Thereafter	1,608,614	(1)

(1) The carrying value of our total debt outstanding as of December 31, 2022, including unamortized debt issuance costs, premiums and discounts was $3,047,877.

Note 10. Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at December 31, 2022 and 2021, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of December 31, 2022		As of December 31, 2021
Description	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Recurring Fair Value Measurements Assets:
Investment in AlerisLife (Level 1) (1)	$5,880	$5,880	$31,540	$31,540
Investment in unconsolidated joint venture (Level 3) (2)	$104,697	$104,697	$215,127	$215,127
Investment in unconsolidated joint venture (Level 3) (3)	$50,780	$50,780	$—	$—
(1)Our 10,691,658 shares of common stock of AlerisLife are included in investments in equity securities in our consolidated balance sheets, and are reported at fair value, which is based upon quoted market prices on Nasdaq (Level 1 inputs). During the years ended December 31, 2022 and 2021, we recorded unrealized losses of $25,660 and $42,232, respectively, which are included in gains and losses on equity securities, net in our consolidated statements of comprehensive income (loss), to adjust the carrying value of our investment in AlerisLife common shares to their fair value. See Notes 2 and 8 for further information about our investment in AlerisLife.
(2)The 10% equity interest we own in the Seaport JV is included in investments in unconsolidated joint ventures in our consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are a discount rate of 7.00%, an exit capitalization rate of 6.00%, a holding period of approximately 10 years and market rents. The assumptions made in the fair value analysis are based on the location, type and nature of the property, and current and anticipated market conditions, which are derived from appraisers. See Note 3 for further information regarding this joint venture.
(3)The 20% equity interest we own in the LSMD JV is included in investments in unconsolidated joint ventures in our consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are discount rates of between 6.00% and 7.50%, exit capitalization rates of between 4.50% and 6.50%, holding periods of approximately 10 years and market rents. The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers. See Note 3 for further information regarding this joint venture.
In addition to the assets described in the table above, our financial instruments at December 31, 2022 and December 31, 2021 included cash and cash equivalents, restricted cash, certain other assets, our credit facility, senior unsecured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our consolidated financial statements as of such dates, except as follows:

	As of December 31, 2022		As of December 31, 2021
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 4.750% coupon rate, due 2024	$249,628	$211,250	$249,348	$257,695
Senior unsecured notes, 9.750% coupon rate, due 2025	495,710	478,985	987,903	1,081,990
Senior unsecured notes, 4.750% coupon rate, due 2028	493,473	284,375	492,199	491,480
Senior unsecured notes, 4.375% coupon rate, due 2031	492,986	317,130	492,127	480,763
Senior unsecured notes, 5.625% coupon rate, due 2042	342,565	151,200	342,183	309,260
Senior unsecured notes, 6.250% coupon rate, due 2046	243,338	115,300	243,051	226,500
Secured debts (2)	30,177	28,275	69,713	71,963
	$2,347,877	$1,586,515	$2,876,524	$2,919,651
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
We estimated the fair value of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 input) as of December 31, 2022 and 2021. We estimated the fair values of our four issuances of senior unsecured notes due 2024, 2025, 2028 and 2031 using an average of the bid and ask price on Nasdaq on or about December 31, 2022 and 2021 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 11. Noncontrolling Interest
In March 2017, we entered into the Seaport JV. The investor owned a 45% equity interest in the joint venture, and we owned the remaining 55% equity interest in the joint venture. We determined that, while we owned a 55% equity interest in this joint venture, this joint venture was a VIE and that we controlled the activities that most significantly impacted the economic performance of this entity; we therefore consolidated the results of this joint venture in our financial statements. In December 2021, we sold an additional 35% equity interest in the Seaport JV to another third party institutional investor. After giving effect to the sale, we owned a 20% equity interest in this joint venture, but determined that we are no longer the primary beneficiary. Effective as of the date of the sale, we deconsolidated these properties and accounted for this joint venture using the equity method of accounting under the fair value option. In June 2022, we sold an additional 10% equity interest from our then remaining 20% equity interest in this joint venture to an existing joint venture investor and continue to account for this joint venture using the equity method of accounting under the fair value option. The portion of the joint venture's net income and comprehensive income not attributable to us, or $5,411 and $5,146 for the years ended December 31, 2021 and 2020, respectively, is reported as a noncontrolling interest in our consolidated statements of comprehensive income (loss). This joint venture made aggregate cash distributions to the other joint venture investor of $22,348 and $22,292 for the years ended December 31, 2021 and 2020, respectively, which are reflected as a decrease in total equity attributable to noncontrolling interest in our consolidated statements of shareholders' equity.
Note 12. Segment Reporting
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

	For the Year Ended December 31, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$222,390	$—	$38,350	$260,740
Residents fees and services	—	1,022,826	—	1,022,826
Total revenues	222,390	1,022,826	38,350	1,283,566

Expenses:
Property operating expenses	94,299	1,014,100	671	1,109,070
Depreciation and amortization	76,007	151,930	11,343	239,280
General and administrative	—	—	26,435	26,435
Acquisition and certain other transaction related costs	—	—	2,605	2,605
Total expenses	170,306	1,166,030	41,054	1,377,390

Gain on sale of properties	321,040	822	—	321,862
Losses on equity securities, net	—	—	(25,660)	(25,660)
Interest and other income	—	4,327	11,602	15,929
Interest expense	(913)	(1,534)	(206,936)	(209,383)
Gain (loss) on modification or early extinguishment of debt	16	—	(30,059)	(30,043)
Income (loss) from continuing operations before income tax expense and equity in net earnings of investees	372,227	(139,589)	(253,757)	(21,119)
Income tax expense	—	—	(710)	(710)
Equity in net earnings of investees	6,055	—	—	6,055
Net income (loss)	$378,282	$(139,589)	$(254,467)	$(15,774)

	As of December 31, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,967,244	$3,147,785	$887,064	$6,002,093

	For the Year Ended December 31, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$367,597	$—	$40,992	$408,589
Residents fees and services	—	974,623	—	974,623
Total revenues	367,597	974,623	40,992	1,383,212

Expenses:
Property operating expenses	127,313	964,499	—	1,091,812
Depreciation and amortization	127,632	132,044	11,455	271,131
General and administrative	—	—	34,087	34,087
Acquisition and certain other transaction related costs	—	—	17,506	17,506
Impairment of assets	—	(174)	—	(174)
Total expenses	254,945	1,096,369	63,048	1,414,362

Gain on sale of properties	492,072	200	—	492,272
Losses on equity securities, net	—	—	(42,232)	(42,232)
Interest and other income	—	19,554	1,081	20,635
Interest expense	(23,477)	(2,089)	(230,193)	(255,759)
Loss on modification or early extinguishment of debt	—	—	(2,410)	(2,410)
Income (loss) from continuing operations before income tax expense	581,247	(104,081)	(295,810)	181,356
Income tax expense	—	—	(1,430)	(1,430)
Net income (loss)	581,247	(104,081)	(297,240)	179,926
Net income attributable to noncontrolling interest	(5,411)	—	—	(5,411)
Net income (loss) attributable to common shareholders	$575,836	$(104,081)	$(297,240)	$174,515

	As of December 31, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$2,282,652	$2,995,819	$1,345,043	$6,623,514

	For the Year Ended December 31, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$383,365	$—	$43,850	$427,215
Residents fees and services	—	1,204,811	—	1,204,811
Total revenues	383,365	1,204,811	43,850	1,632,026

Expenses:
Property operating expenses	129,756	1,106,601	—	1,236,357
Depreciation and amortization	129,321	129,124	11,702	270,147
General and administrative	—	—	30,593	30,593
Acquisition and certain other transaction related costs	—	—	814	814
Impairment of assets	8,558	98,414	—	106,972
Total expenses	267,635	1,334,139	43,109	1,644,883

Gain (loss) on sale of properties	2,597	(627)	4,517	6,487
Gains on equity securities, net	—	—	34,106	34,106
Interest and other income	—	17,485	736	18,221
Interest expense	(24,188)	(2,223)	(175,072)	(201,483)
Gain on lease termination	—	—	22,896	22,896
Loss on modification or early extinguishment of debt	(401)	—	(26)	(427)
Income (loss) from continuing operations before income tax expense	93,738	(114,693)	(112,102)	(133,057)
Income tax expense	—	—	(1,250)	(1,250)
Net income (loss)	93,738	(114,693)	(113,352)	(134,307)
Net income attributable to noncontrolling interest	(5,146)	—	—	(5,146)
Net income (loss) attributable to common shareholders	$88,592	$(114,693)	$(113,352)	$(139,453)

	As of December 31, 2020
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$3,092,289	$2,912,570	$471,565	$6,476,424

Note 13. Income Taxes
Our provision for income taxes consists of the following:

	For the Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$200	$—
State	710	1,230	1,250
	710	1,430	1,250
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax provision	$710	$1,430	$1,250

A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2022	2021	2020
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nontaxable income	(21.0)%	(21.0)%	(21.0)%
Federal excise tax	—%	0.1%	—%
State and local income taxes, net of federal tax benefit	(4.5)%	0.8%	(1.3)%
Effective tax rate	(4.5)%	0.9%	(1.3)%
Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities in our consolidated balance sheets and the amounts used for income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities were as follows:

	For the Year Ended December 31,
	2022	2021
Deferred tax assets:
Deferred income	$3,277	$2,132

Fair market value adjustment	6,556	1,577
Other	1,010	784
Tax loss carryforwards	60,188	25,829
	71,031	30,322
Valuation allowance	(71,031)	(30,322)
	—	—
Net deferred income taxes	$—	$—
Because of our TRSs' history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2022 and 2021. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss). As of December 31, 2022, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $239,065, which do not expire. As of December 31, 2022, we, excluding our subsidiaries, had net operating loss carry forwards for federal income tax purposes of approximately $209,786, which do not expire. In the normal course of business, income tax authorities in various income tax jurisdictions conduct routine audits of our income tax returns filed in prior years. Income tax years subsequent to 2018 may be open to examination in some of the income tax jurisdictions in which we operate.
Note 14. Weighted Average Common Shares (share amounts in thousands)
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. For purposes of calculating diluted earnings per share, we did not include 927 of unvested share awards for the year ended December 31, 2022 because to do so would have been antidilutive.

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2022
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
2184 Parkway Lake Drive	Birmingham	AL	$—	$580	$5,980	$2,718	$—	$—	$580	$8,698	$9,278	$2,893	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	—	600	7,574	2,699	—	(83)	1,559	9,231	10,790	3,182	8/1/2008	2000
2021 Dahlke Drive NE	Cullman	AL	—	287	3,415	930	—	(301)	287	4,044	4,331	1,670	11/19/2004	1998
101 Tulip Lane	Dothan	AL	—	3,543	14,619	1,527	—	—	3,543	16,146	19,689	2,700	12/27/2017	2000
49 Hughes Road	Madison	AL	—	334	3,981	1,366	—	(243)	334	5,104	5,438	2,107	11/19/2004	1998
200 Terrace Lane	Priceville	AL	—	1,300	9,447	2,337	—	(110)	1,365	11,609	12,974	3,153	2/1/2012	2006
413 Cox Boulevard	Sheffield	AL	—	394	4,684	1,947	—	(294)	394	6,337	6,731	2,317	11/19/2004	1998
2435 Columbiana Road	Vestavia Hills	AL	—	843	23,472	3,966	—	(163)	902	27,216	28,118	6,243	7/12/2016	1991
4461 N Crossover Road	Fayetteville	AR	—	733	10,432	1,120	—	—	733	11,552	12,285	2,399	5/1/2015	2011
4210 S Caraway Road	Jonesboro	AR	—	653	9,515	655	—	—	653	10,170	10,823	2,231	5/1/2015	2008
672 Jones Road	Springdale	AR	—	572	9,364	1,955	—	—	572	11,319	11,891	2,354	5/1/2015	2007
13840 North Desert Harbor Drive	Peoria	AZ	—	2,687	15,843	10,487	—	(2,380)	2,693	23,944	26,637	10,672	1/11/2002	1990
11209 N. Tatum Boulevard	Phoenix	AZ	—	1,380	6,349	6,052	—	(303)	1,586	11,892	13,478	3,658	9/30/2011	1987
2444 West Las Palmaritas Drive	Phoenix	AZ	—	3,820	6,669	3,472	—	(170)	3,831	9,960	13,791	2,751	12/22/2010	1982
4121 East Cotton Center	Phoenix	AZ	—	5,166	12,724	890	—	—	5,205	13,575	18,780	2,646	1/29/2015	2000
3850 North US Hwy 89 (5)	Prescott	AZ	14,732	2,017	17,513	9,236	—	—	2,017	26,749	28,766	4,121	2/1/2018	1986
6001 East Thomas Road	Scottsdale	AZ	—	941	8,807	6,131	—	(484)	946	14,449	15,395	8,282	9/1/2012	1990
7090 East Mescal Street	Scottsdale	AZ	—	2,315	13,650	17,496	—	(2,257)	2,349	28,855	31,204	10,948	1/11/2002	1984
17225 North Boswell Boulevard	Sun City	AZ	—	1,189	10,569	4,580	—	(670)	1,189	14,479	15,668	8,329	9/1/2012	1990
14001 W. Meeker Boulevard	Sun City West	AZ	—	395	3,307	—	—	(192)	395	3,115	3,510	1,547	2/28/2003	1998
1415 West 3rd Street	Tempe	AZ	—	2,186	13,446	4,097	—	—	4,896	14,833	19,729	2,765	1/29/2015	1981
2500 North Rosemont Boulevard	Tucson	AZ	—	4,429	26,119	10,314	—	(3,197)	4,576	33,089	37,665	15,367	1/11/2002	1989
710 North Euclid	Anaheim	CA	—	2,850	6,964	2,309	(1,350)	(2,405)	2,518	5,850	8,368	796	7/9/2008	1992
5000 Marina Boulevard	Brisbane	CA	—	7,957	13,430	745	—	—	7,957	14,175	22,132	1,958	11/14/2017	2000
5770 Armada Drive	Carlsbad	CA	—	3,875	18,543	—	—	—	3,875	18,543	22,418	3,670	1/29/2015	1997
1350 South El Camino Real	Encinitas	CA	—	1,510	18,042	3,351	—	(53)	1,517	21,333	22,850	7,091	3/31/2008	1999
47071 Bayside Parkway	Fremont	CA	—	15,774	45,249	3,717	—	—	15,774	48,966	64,740	645	7/27/2022	1991
47201 Lakeview Boulevard	Fremont	CA	—	3,200	10,177	57	—	—	3,200	10,234	13,434	2,884	9/30/2011	1990
47211/47215 Lakeview Boulevard	Fremont	CA	—	3,750	12,656	3,732	—	—	3,750	16,388	20,138	4,078	9/30/2011	1985
577 South Peach Street	Fresno	CA	—	738	2,577	4,175	—	(211)	738	6,541	7,279	3,021	12/28/1990	1963
6075 North Marks Avenue	Fresno	CA	—	880	12,751	1,625	—	—	889	14,367	15,256	5,025	3/31/2008	1996
1319 Brookside Avenue	Redlands	CA	—	1,770	9,982	2,080	—	—	1,770	12,062	13,832	4,087	3/31/2008	1999
110 Sterling Court	Roseville	CA	—	1,620	10,262	3,068	—	—	1,620	13,330	14,950	4,376	3/31/2008	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2022
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
16925 & 16916 Hierba Drive	San Diego	CA	—	9,142	53,904	25,534	—	(7,115)	9,180	72,285	81,465	32,028	1/11/2002	1987
3030 Science Park	San Diego	CA	—	2,466	46,473	41,006	—	—	2,466	87,479	89,945	17,120	8/6/2009	1986
3040 Science Park	San Diego	CA	—	1,225	23,077	24,749	—	—	1,225	47,826	49,051	9,225	8/6/2009	1986
3050 Science Park	San Diego	CA	—	1,508	28,753	35,093	—	—	1,508	63,846	65,354	11,505	8/6/2009	1986
3530 Deer Park Drive	Stockton	CA	—	670	14,419	2,713	—	—	682	17,120	17,802	5,875	3/31/2008	1999
877 East March Lane	Stockton	CA	—	1,176	11,171	8,247	—	(2,159)	1,411	17,024	18,435	6,982	9/30/2003	1988
28515 Westinghouse Place	Valencia	CA	—	4,669	41,440	22	—	—	4,689	41,442	46,131	8,207	1/29/2015	2008
1866 San Miguel Drive	Walnut Creek	CA	—	2,010	9,290	6,086	—	(1,044)	3,417	12,925	16,342	3,627	12/1/2011	1996
1950 South Dayton Street	Aurora	CO	—	3,062	46,195	6,829	—	(240)	3,120	52,726	55,846	11,341	5/1/2015	1987
515 Fairview Avenue	Canon City	CO	—	292	6,228	4,075	(3,512)	(517)	299	6,267	6,566	2,305	9/26/1997	1970
110 West Van Buren Street	Colorado Springs	CO	—	245	5,236	4,974	(3,031)	(810)	245	6,369	6,614	2,166	9/26/1997	1972
3920 East San Miguel Street	Colorado Springs	CO	—	1,380	8,894	4,252	—	(34)	1,612	12,880	14,492	4,213	7/31/2012	1977
2050 South Main Street	Delta	CO	—	167	3,570	2,838	—	(415)	167	5,993	6,160	2,660	9/26/1997	1963
2501 Little Bookcliff Drive	Grand Junction	CO	—	204	3,875	3,444	—	(908)	207	6,408	6,615	3,280	12/30/1993	1968
2825 Patterson Road	Grand Junction	CO	—	173	2,583	4,654	—	(786)	173	6,451	6,624	3,075	12/30/1993	1978
1599 Ingalls Street	Lakewood	CO	—	232	3,766	6,897	—	(957)	232	9,706	9,938	4,758	12/28/1990	1972
5555 South Elati Street	Littleton	CO	—	185	5,043	6,590	—	(1,149)	191	10,478	10,669	5,299	12/28/1990	1965
8271 South Continental Divide Road	Littleton	CO	—	400	3,507	—	—	(202)	400	3,305	3,705	1,642	2/28/2003	1998
9005 Grant Street	Thornton	CO	—	961	10,867	1,179	—	—	1,269	11,738	13,007	3,023	12/28/2012	2001
7809 W. 38th Avenue	Wheat Ridge	CO	—	470	3,373	86	—	—	475	3,454	3,929	1,086	4/1/2010	2004
40 Sebethe Drive	Cromwell	CT	—	570	5,304	1,826	—	(424)	608	6,668	7,276	2,013	12/22/2010	1998
1145 19th Street NW	Washington	DC	—	13,600	24,880	37,297	—	(1,269)	13,600	60,908	74,508	14,691	5/20/2009	1976
2141 K Street, NW	Washington	DC	—	13,700	8,400	6,698	—	(1,159)	13,700	13,939	27,639	4,402	12/22/2008	1966
255 Possum Park Road	Newark	DE	—	2,010	11,852	11,212	—	(1,835)	2,761	20,478	23,239	7,613	1/11/2002	1982
4175 Ogletown Stanton Rd	Newark	DE	—	1,500	19,447	2,708	—	—	1,563	22,092	23,655	7,810	3/31/2008	1998
1212 Foulk Road	Wilmington	DE	—	1,179	6,950	6,206	—	(1,460)	1,202	11,673	12,875	4,106	1/11/2002	1974
1912 Marsh Road	Wilmington	DE	—	4,365	25,739	9,763	—	(2,436)	4,431	33,000	37,431	14,859	1/11/2002	1988
2723 Shipley Road	Wilmington	DE	—	869	5,126	10,114	—	(1,726)	1,034	13,349	14,383	4,137	1/11/2002	1989
407 Foulk Road	Wilmington	DE	—	38	227	2,850	—	(433)	84	2,598	2,682	953	1/11/2002	1965
22601 Camino Del Mar	Boca Raton	FL	—	3,200	46,800	10,451	—	(2,052)	3,204	55,195	58,399	15,499	12/15/2011	1990
1325 S Congress Avenue	Boynton Beach	FL	—	1,620	5,341	2,170	—	(121)	1,628	7,382	9,010	1,980	7/27/2012	1985
1425 Congress Avenue	Boynton Beach	FL	—	2,390	14,768	4,308	—	(853)	2,390	18,223	20,613	5,629	8/9/2011	1994
1416 Country Club Blvd.	Cape Coral	FL	—	400	2,907	—	—	(173)	400	2,734	3,134	1,358	2/28/2003	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2022
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
8500 Royal Palm Boulevard	Coral Springs	FL	—	3,410	20,104	33,622	—	(4,015)	3,421	49,700	53,121	19,324	1/11/2002	1984
1208 South Military Trail	Deerfield Beach	FL	—	1,690	14,972	33,315	—	(2,654)	1,777	45,546	47,323	19,655	10/1/2012	1986
3001 DC Country Club Boulevard	Deerfield Beach	FL	—	3,196	18,848	23,989	—	(3,198)	3,222	39,613	42,835	16,213	1/11/2002	1990
12780 Kenwood Lane	Fort Myers	FL	—	369	2,174	3,897	—	(1,148)	859	4,433	5,292	1,886	1/11/2002	1990
2525 First Street	Fort Myers	FL	—	2,385	21,137	31,932	—	(12,280)	2,577	40,597	43,174	15,090	10/1/2012	1984
1825 Ridgewood Avenue	Holly Hill	FL	—	700	16,700	4,849	(2,636)	(8,456)	684	10,473	11,157	1,210	7/22/2011	1926/2006
2480 North Park Road	Hollywood	FL	—	4,500	40,500	22,886	—	(1,834)	4,556	61,496	66,052	18,214	12/15/2011	1986
8901 Tamiami Trail East	Naples	FL	—	3,200	2,898	15,792	—	(837)	3,200	17,853	21,053	6,276	8/31/2006	1984
12780 Waterford Lakes Parkway	Orlando	FL	—	977	3,946	701	—	—	1,052	4,572	5,624	1,027	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	—	488	2,621	422	—	(81)	488	2,962	3,450	674	12/18/2013	2003
1825 N. Mills Avenue	Orlando	FL	—	519	1,799	435	—	(117)	580	2,056	2,636	711	12/22/2008	1997
1911 N. Mills Avenue	Orlando	FL	—	1,946	7,197	1,072	—	(538)	2,042	7,635	9,677	2,582	12/22/2008	1997
1925 N. Mills Avenue	Orlando	FL	—	135	532	307	—	(107)	199	668	867	217	12/22/2008	1997
250 N. Alafaya Trail	Orlando	FL	—	967	4,362	386	—	—	967	4,748	5,715	1,139	12/18/2013	1999
45 Katherine Boulevard	Palm Harbor	FL	—	3,379	29,945	10,362	—	(1,079)	3,392	39,215	42,607	25,521	10/1/2012	1992
900 West Lake Road	Palm Harbor	FL	—	3,449	20,336	13,811	—	(3,395)	3,493	30,708	34,201	13,709	1/11/2002	1989
8500 West Sunrise Boulevard	Plantation	FL	—	4,700	24,300	12,191	—	(2,761)	4,717	33,713	38,430	10,977	12/15/2011	1989
1371 South Ocean Boulevard	Pompano Beach	FL	—	2,500	15,500	17,628	—	(1,708)	2,560	31,360	33,920	10,225	12/15/2011	1991
2701 North Course Drive	Pompano Beach	FL	—	7,700	2,127	42,542	—	(2,857)	7,700	41,812	49,512	15,176	8/31/2006	1985
20480 Veterans Boulevard	Port Charlotte	FL	—	400	11,934	3,333	—	(2,551)	440	12,676	13,116	3,942	7/22/2011	1996
1699 S.E. Lyngate Drive	Port St. Lucie	FL	—	1,242	11,009	5,245	—	(538)	1,249	15,709	16,958	9,581	10/1/2012	1993
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	—	890	9,345	3,075	—	(135)	1,673	11,502	13,175	3,547	7/22/2011	2007
900 South Harbour Island Blvd.	Tampa	FL	—	4,850	6,349	27	—	—	4,850	6,376	11,226	2,416	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	—	2,061	12,153	22,639	—	(3,077)	2,075	31,701	33,776	11,868	1/11/2002	1988
2351 Cedarcrest Road	Acworth	GA	—	2,000	6,674	791	—	—	2,000	7,465	9,465	1,642	5/1/2016	2014
1200 Bluegrass Lakes Parkway	Alpharetta	GA	—	1,689	15,936	201	—	—	1,761	16,065	17,826	3,176	1/29/2015	2001
855 North Point Pkwy	Alpharetta	GA	—	5,390	26,712	—	—	—	5,390	26,712	32,102	9,598	8/21/2008	2006
253 N. Main Street	Alpharetta	GA	—	1,325	12,377	1,341	—	(155)	1,221	13,667	14,888	3,002	5/1/2015	1997
1291 Cedar Shoals Drive	Athens	GA	—	337	4,006	1,807	—	(290)	368	5,492	5,860	2,204	11/19/2004	1998
1515 Sheridan Road	Atlanta	GA	—	5,800	9,305	8	—	—	5,800	9,313	15,113	3,518	11/30/2007	1978
240 Marietta Highway	Canton	GA	—	806	8,555	3,135	—	(205)	806	11,485	12,291	2,851	10/1/2013	1997
4500 South Stadium Drive	Columbus	GA	—	294	3,505	1,152	—	(225)	298	4,428	4,726	1,763	11/19/2004	1999
1352 Wellbrook Circle	Conyers	GA	—	342	4,068	1,922	(1,366)	(2,032)	206	2,728	2,934	241	11/19/2004	1997

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2022
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1501 Milstead Road	Conyers	GA	—	750	7,796	1,204	—	—	777	8,973	9,750	2,798	9/30/2010	2008
3875 Post Road	Cumming	GA	—	954	12,796	442	—	—	960	13,232	14,192	3,040	5/1/2015	2007
4960 Jot Em Down Road	Cumming	GA	—	1,548	18,666	13,335	—	(812)	3,416	29,321	32,737	7,368	8/1/2013	2011
5610 Hampton Park Drive	Cumming	GA	—	3,479	14,771	295	—	(938)	3,498	14,109	17,607	2,586	9/3/2015	2014
7955 Majors Road	Cumming	GA	—	1,325	7,770	1,058	—	(64)	1,325	8,764	10,089	1,922	5/1/2015	2009
2470 Dug Gap Road	Dalton	GA	—	262	3,119	1,421	—	(133)	262	4,407	4,669	1,730	11/19/2004	1997
101 West Ponce De Leon Avenue	Decatur	GA	—	3,500	13,179	9,773	—	—	3,500	22,952	26,452	3,550	5/30/2012	1992
2801 North Decatur Road	Decatur	GA	—	3,100	4,436	2,845	—	—	3,260	7,121	10,381	2,543	7/9/2008	1986
114 Penland Street	Ellijay	GA	—	496	7,107	1,567	—	(157)	496	8,517	9,013	2,076	10/1/2013	2008
353 North Belair Road	Evans	GA	—	230	2,663	1,437	—	(244)	230	3,856	4,086	1,537	11/19/2004	1998
1294 Highway 54 West	Fayetteville	GA	—	853	9,903	1,489	—	(65)	943	11,237	12,180	2,587	5/1/2015	1999
2435 Limestone Parkway	Gainesville	GA	—	268	3,186	1,693	—	(224)	268	4,655	4,923	1,769	11/19/2004	1998
3315 Thompson Bridge Road	Gainesville	GA	—	934	30,962	2,308	—	(147)	956	33,101	34,057	7,286	5/1/2015	1999
5373 Thompson Mill Road	Hoschton	GA	—	944	12,171	441	—	—	959	12,597	13,556	2,779	5/1/2015	2011
8080 Summit Business Parkway	Jonesboro	GA	—	1,800	20,664	5,317	—	(543)	1,800	25,438	27,238	8,052	6/20/2011	2007
6191 Peake Road	Macon	GA	—	183	2,179	1,479	(848)	(1,142)	110	1,741	1,851	157	11/19/2004	1998
1360 Upper Hembree Road	Roswell	GA	—	1,080	6,138	780	—	—	1,095	6,903	7,998	1,820	5/7/2012	2007
1 Savannah Square Drive	Savannah	GA	—	1,200	19,090	9,445	(6,993)	(8,926)	835	12,981	13,816	1,255	10/1/2006	1987
5200 Habersham Street	Savannah	GA	—	800	7,800	2,400	(3,082)	(2,680)	476	4,762	5,238	327	6/23/2011	2005
7410 Skidaway Road	Savannah	GA	—	400	5,670	2,184	(1,870)	(2,626)	252	3,506	3,758	304	11/1/2006	1989
2078 Scenic Highway	Snellville	GA	—	870	4,030	1,732	—	(256)	870	5,506	6,376	1,567	12/10/2009	1997
475 Country Club Drive	Stockbridge	GA	—	512	9,560	1,249	—	(109)	551	10,661	11,212	2,421	5/1/2015	1998
1300 Montreal Road	Tucker	GA	—	690	6,210	2,252	—	(469)	694	7,989	8,683	3,102	6/3/2005	1997
1100 Ward Avenue	Honolulu	HI	—	11,200	55,618	8,642	—	(187)	11,247	64,026	75,273	17,286	6/18/2012	1961
2340 West Seltice Way	Coeur d'Alene	ID	—	910	7,170	3,390	—	—	1,052	10,418	11,470	3,238	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	—	510	6,640	3,076	—	—	760	9,466	10,226	2,863	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	—	3,665	32,587	11,982	—	(601)	3,781	43,852	47,633	27,986	11/1/2012	1986
1450 Busch Parkway	Buffalo Grove	IL	—	3,800	11,456	1,016	—	—	3,837	12,435	16,272	3,903	9/16/2010	2009
2601 Patriot Boulevard	Glenview	IL	—	2,285	9,593	—	—	—	2,285	9,593	11,878	1,899	1/29/2015	2005
1373 D'Adrian Professional Park	Godfrey	IL	—	281	15,088	1,012	—	(210)	281	15,890	16,171	3,465	5/1/2015	2010
900 43rd Avenue	Moline	IL	—	482	7,651	573	—	(76)	482	8,148	8,630	1,745	5/1/2015	2003 / 2012
221 11th Avenue	Moline	IL	—	161	7,244	1,603	—	(54)	161	8,793	8,954	1,983	5/1/2015	2008
2700 14th Street	Pekin	IL	—	171	11,475	631	—	(226)	172	11,879	12,051	2,609	5/1/2015	2009

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2022
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
7130 Crimson Ridge Drive	Rockford	IL	—	200	7,300	2,528	—	—	1,596	8,432	10,028	2,665	5/1/2011	1999
1220 Lakeview Drive	Romeoville	IL	—	1,120	19,582	(61)	—	—	1,058	19,583	20,641	7,036	8/21/2008	2005
1201 Hartman Lane	Shiloh	IL	—	743	7,232	2,168	—	(53)	1,237	8,853	10,090	1,820	12/8/2016	2003
900 Southwind Road	Springfield	IL	—	300	6,744	2,914	—	(403)	300	9,255	9,555	3,442	8/31/2006	1990
2705 Avenue E	Sterling	IL	—	341	14,331	778	—	(54)	343	15,053	15,396	3,400	5/1/2015	2008
39 Dorothy Drive	Troy	IL	—	1,002	7,010	1,668	—	(54)	1,002	8,624	9,626	1,762	12/8/2016	2003
100 Grand Victorian Place	Washington	IL	—	241	12,046	495	—	(57)	241	12,484	12,725	2,723	5/1/2015	2009
1615 Lakeside Drive	Waukegan	IL	—	2,700	9,590	3,195	—	(944)	3,515	11,026	14,541	3,360	9/30/2011	1990
1675 Lakeside Drive	Waukegan	IL	—	2,420	9,382	2,629	—	(957)	2,906	10,568	13,474	3,145	9/30/2011	1998
406 Smith Drive	Auburn	IN	—	380	8,246	750	—	(253)	524	8,599	9,123	3,029	9/1/2008	1999
6990 East County Road 100 North	Avon	IN	—	850	11,888	1,628	—	(333)	850	13,183	14,033	4,528	9/1/2008	1999
2455 Tamarack Trail	Bloomington	IN	—	5,400	25,129	32,109	—	(621)	6,339	55,678	62,017	15,279	11/1/2008	1983
2460 Glebe Street	Carmel	IN	—	2,108	57,741	1,277	—	(95)	2,133	58,898	61,031	12,563	5/1/2015	2008
701 East County Line Road	Greenwood	IN	—	1,830	14,303	1,354	—	(305)	1,877	15,305	17,182	4,344	12/1/2011	2007
8505 Woodfield Crossing Boulevard	Indianapolis	IN	—	2,785	16,396	8,426	—	(2,183)	2,838	22,586	25,424	10,415	1/11/2002	1986
2501 Friendship Boulevard	Kokomo	IN	—	512	13,009	1,772	—	—	512	14,781	15,293	2,234	12/27/2017	1997
603 Saint Joseph Drive	Kokomo	IN	—	220	5,899	1,249	—	(256)	220	6,892	7,112	2,387	9/1/2008	1998
1211 Longwood Drive	La Porte	IN	—	770	5,550	1,713	—	(288)	923	6,822	7,745	2,300	9/1/2008	1998
1590 West Timberview Drive	Marion	IN	—	410	5,409	1,547	—	(267)	410	6,689	7,099	2,153	9/1/2008	2000
1473 East McKay Road	Shelbyville	IN	—	190	5,328	1,290	—	(236)	190	6,382	6,572	2,029	9/1/2008	1999
17441 State Road 23	South Bend	IN	—	400	3,107	(38)	—	(182)	363	2,924	3,287	1,453	2/28/2003	1998
222 South 25th Street	Terra Haute	IN	—	300	13,115	1,400	—	(492)	300	14,023	14,323	4,864	9/1/2008	2005
150 Fox Ridge Drive	Vincennes	IN	—	110	3,603	2,208	—	(208)	110	5,603	5,713	2,016	9/1/2008	1985
1501 Inverness Drive	Lawrence	KS	—	1,600	18,565	4,499	—	(1,232)	1,758	21,674	23,432	6,847	10/1/2009	1988
5799 Broadmoor Street	Mission	KS	—	1,522	7,246	2,085	—	—	1,530	9,323	10,853	1,857	1/17/2017	1986
3501 West 95th Street	Overland Park	KS	—	2,568	15,140	11,265	—	(2,232)	2,580	24,161	26,741	9,527	1/11/2002	1989
6555 West 75th Street	Overland Park	KS	—	1,274	1,126	17,097	—	(1,102)	1,487	16,908	18,395	7,178	10/25/2002	1985
6700 W. 115th Street	Overland Park	KS	—	4,503	29,387	439	—	—	4,503	29,826	34,329	3,728	1/3/2018	2006
981 Campbell Lane	Bowling Green	KY	—	365	4,345	1,966	—	(203)	365	6,108	6,473	2,383	11/19/2004	1999
102 Leonardwood Drive	Frankfort	KY	—	560	8,282	3,310	—	(605)	579	10,968	11,547	4,144	8/31/2006	1989
4190 Lafayette Road	Hopkinsville	KY	—	316	3,761	996	—	(193)	316	4,564	4,880	1,884	11/19/2004	1999
690 Mason Headley Road (6)	Lexington	KY	4,300	—	10,848	16,664	—	(1,441)	42	26,029	26,071	12,268	1/11/2002	1985
700 Mason Headley Road (6)	Lexington	KY	1,039	—	6,394	10,029	—	(951)	52	15,420	15,472	6,928	1/11/2002	1980

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2022
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
200 Brookside Drive	Louisville	KY	—	3,524	20,779	12,125	—	(3,357)	3,549	29,522	33,071	13,267	1/11/2002	1984
1517 West Broadway	Mayfield	KY	—	268	2,730	1,730	—	(305)	268	4,155	4,423	1,687	11/19/2004	1999
1700 Elmdale Road	Paducah	KY	—	450	5,358	2,091	—	(319)	451	7,129	7,580	2,903	11/19/2004	2000
100 Neighborly Way	Somerset	KY	—	200	4,919	1,180	—	—	200	6,099	6,299	2,286	11/6/2006	2000
1295 Boylston Street	Boston	MA	—	7,600	18,140	3,166	—	—	7,625	21,281	28,906	6,764	1/26/2011	1930
549 Albany Street	Boston	MA	—	4,576	45,029	—	—	—	4,569	45,036	49,605	10,512	8/22/2013	1895
4 Maguire Road	Lexington	MA	—	3,600	15,555	32,701	(7,255)	(1,003)	3,884	39,714	43,598	4,128	12/22/2008	1994
100 Hampshire Street	Mansfield	MA	—	2,090	8,215	1,995	—	—	2,486	9,814	12,300	3,002	12/22/2010	1975
15 Hampshire Street	Mansfield	MA	—	1,360	7,326	507	—	—	1,748	7,445	9,193	2,428	12/22/2010	1988
5 Hampshire Street	Mansfield	MA	—	1,190	5,737	2,729	—	(143)	1,465	8,048	9,513	2,434	12/22/2010	1988
299 Cambridge Street	Winchester	MA	—	3,218	18,988	14,865	—	(1,855)	3,218	31,998	35,216	13,764	1/11/2002	1991
2717 Riva Road	Annapolis	MD	—	1,290	12,373	3,165	—	—	1,290	15,538	16,828	4,990	3/31/2008	2001
658 Boulton Street	Bel Air	MD	—	4,750	16,504	2	—	—	4,750	16,506	21,256	6,239	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	—	408	3,421	1,661	—	(464)	408	4,618	5,026	1,961	10/25/2002	2000
8100 Connecticut Avenue	Chevy Chase	MD	—	15,170	92,830	15,443	—	(2,106)	15,177	106,160	121,337	30,178	12/15/2011	1990
8220 Snowden River Parkway	Columbia	MD	—	1,390	10,303	1,366	—	—	1,390	11,669	13,059	4,121	3/31/2008	2001
700 Port Street	Easton	MD	—	383	4,555	4,348	—	(633)	394	8,259	8,653	3,369	10/25/2002	2000
3004 North Ridge Road	Ellicott City	MD	—	1,409	22,691	13,499	—	(2,730)	1,613	33,256	34,869	13,680	3/1/2004	1997
1820 Latham Drive	Frederick	MD	—	385	3,444	1,752	—	(444)	385	4,752	5,137	1,965	10/25/2002	1998
2100 Whittier Drive	Frederick	MD	—	1,260	9,464	2,920	—	(51)	1,260	12,333	13,593	4,309	3/31/2008	1999
10116 Sharpsburg Pike	Hagerstown	MD	—	1,040	7,471	5,742	—	—	1,044	13,209	14,253	4,878	3/31/2008	1999
4000 Old Court Road	Pikesville	MD	—	2,000	4,974	1,065	—	(82)	2,125	5,832	7,957	2,144	12/22/2008	1987
12725 Twinbrook Parkway	Rockville	MD	—	6,138	6,526	1,047	—	(148)	6,218	7,345	13,563	1,386	7/12/2017	1968
715 Benfield Road	Severna Park	MD	—	229	9,798	3,134	—	(1,199)	246	11,716	11,962	5,432	10/25/2002	1998
14400 Homecrest Road	Silver Spring	MD	—	1,200	9,288	9,776	—	(1,509)	1,207	17,548	18,755	7,157	10/25/2002	1996
801 Roeder Road	Silver Spring	MD	—	1,900	12,858	2,133	—	(326)	1,900	14,665	16,565	3,984	6/27/2012	1976
720 & 734 N. Pine Road	Hampton	MI	—	300	2,406	—	—	(142)	300	2,264	2,564	1,124	2/28/2003	1998
4004 & 4012 Waldo Road	Midland	MI	—	400	2,606	—	—	(162)	400	2,444	2,844	1,214	2/28/2003	1998
1605 & 1615 Fredericks Drive	Monroe	MI	—	300	2,506	—	—	(152)	300	2,354	2,654	1,169	2/28/2003	1998
3150 & 3100 Old Centre Road	Portage	MI	—	300	2,206	—	—	(133)	300	2,073	2,373	1,030	2/28/2003	1998
2445 & 2485 Mc Carty Road	Saginaw	MI	—	600	5,212	—	—	(305)	600	4,907	5,507	2,438	2/28/2003	1998
11855 Ulysses Street NE	Blaine	MN	—	2,774	9,276	1,088	—	—	2,781	10,357	13,138	2,600	12/21/2012	2007
1305 Corporate Center Drive	Eagan	MN	—	2,300	13,105	12,563	—	—	2,735	25,233	27,968	6,275	12/22/2010	1986

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2022
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
8301 Golden Valley Road	Golden Valley	MN	—	1,256	4,680	777	—	—	1,280	5,433	6,713	965	2/10/2016	1998
8401 Golden Valley Road	Golden Valley	MN	—	1,510	5,742	2,813	—	—	1,534	8,531	10,065	1,747	2/10/2016	1998
8501 Golden Valley Road	Golden Valley	MN	—	1,263	4,288	2,348	—	—	1,287	6,612	7,899	1,040	2/10/2016	1998
1201 Northland Drive	Mendota Heights	MN	—	1,220	10,208	1,265	—	—	1,476	11,217	12,693	3,910	1/25/2011	1989
12700 Whitewater Drive	Minnetonka	MN	—	5,453	8,108	8,415	—	—	5,453	16,523	21,976	3,792	10/2/2017	1998
20600 South Diamond Lake Road	Rogers	MN	—	2,760	45,789	3,625	(20,359)	(15,686)	1,195	14,934	16,129	3,009	3/1/2008	1999
2200 County Road C West	Roseville	MN	—	590	702	664	—	(82)	792	1,082	1,874	369	9/30/2011	1991
4166 Lexington Avenue N	Shoreview	MN	—	1,300	4,547	1,285	—	—	1,508	5,624	7,132	1,630	5/20/2011	1988
1365 Crestridge Lane	West St. Paul	MN	—	400	2,506	—	—	(292)	400	2,214	2,614	1,100	2/28/2003	1998
305 & 315 Thompson Avenue	West St. Paul	MN	—	400	3,608	99	—	(402)	400	3,305	3,705	1,642	2/28/2003	1998
5351 Gretna Road	Branson	MO	—	743	10,973	1,592	—	(288)	754	12,266	13,020	2,559	5/1/2015	2002
845 N New Ballas Court	Creve Coeur	MO	—	1,582	16,328	1,817	—	—	1,996	17,731	19,727	2,354	1/22/2018	2006
3828 College View Drive	Joplin	MO	—	260	11,382	1,821	—	(14)	260	13,189	13,449	3,726	8/31/2012	2003
14100 Magellan Plaza	Maryland Heights	MO	—	3,719	37,304	5,443	—	—	3,179	43,287	46,466	10,810	1/29/2015	2003
640 E Highland Avenue	Nevada	MO	—	311	5,703	835	—	—	311	6,538	6,849	1,377	5/1/2015	1997
2410 W Chesterfield Blvd	Springfield	MO	—	924	12,772	929	—	—	924	13,701	14,625	2,896	5/1/2015	1999
3540 East Cherokee Street	Springfield	MO	—	1,084	11,339	1,583	—	(66)	1,129	12,811	13,940	2,792	5/1/2015	1996
4700 North Hanley Road	St. Louis	MO	—	5,166	41,587	150	—	—	5,166	41,737	46,903	8,331	1/29/2015	2014
118 Alamance Road	Burlington	NC	—	575	9,697	2,196	—	(190)	575	11,703	12,278	3,452	6/20/2011	1998
1050 Crescent Green Drive	Cary	NC	—	713	4,628	3,978	—	(1,123)	713	7,483	8,196	3,128	10/25/2002	1999
2220 & 2230 Farmington Drive	Chapel Hill	NC	—	800	6,414	—	—	(375)	800	6,039	6,839	3,000	2/28/2003	1996
2101 Runnymede Lane	Charlotte	NC	—	2,475	11,451	2,941	—	(372)	2,458	14,037	16,495	4,252	6/20/2011	1999
5920 McChesney Drive & 6101 Clarke Creek Parkway	Charlotte	NC	—	1,320	21,750	3,247	—	(1,310)	1,320	23,687	25,007	7,493	11/17/2009	1999 / 2001
500 Penny Lane NE	Concord	NC	—	1,687	17,603	1,564	—	—	1,687	19,167	20,854	3,905	6/29/2016	1997
1002 Highway 54	Durham	NC	—	595	5,200	1,531	—	(114)	595	6,617	7,212	1,706	6/20/2011	1988
4505 Emperor Boulevard	Durham	NC	—	1,285	16,932	1,325	—	—	1,340	18,202	19,542	2,527	10/11/2017	2001
5213 South Alston Avenue	Durham	NC	—	1,093	31,377	395	—	—	1,093	31,772	32,865	6,278	1/29/2015	2010
2755 Union Road	Gastonia	NC	—	1,104	17,834	1,652	—	(1,133)	1,104	18,353	19,457	3,164	6/29/2016	1998
1001 Phifer Road	Kings Mountain	NC	—	655	8,283	1,637	—	(308)	657	9,610	10,267	2,850	6/23/2011	1998
128 Brawley School Road	Mooresville	NC	—	595	7,305	1,700	—	(467)	613	8,520	9,133	2,447	6/23/2011	1999
1309 , 1321, & 1325 McCarthy Boulevard	New Bern	NC	—	1,245	20,898	3,149	—	(159)	1,245	23,888	25,133	6,980	6/20/2011	2001/2005/2008
13150 & 13180 Dorman Road	Pineville	NC	—	1,180	22,800	3,883	—	(1,338)	1,180	25,345	26,525	7,901	11/17/2009	1998
801 Dixie Trail	Raleigh	NC	—	3,233	17,788	2,623	—	(1,114)	3,236	19,294	22,530	3,150	6/29/2016	1992

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2022
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
2744 South 17th Street	Wilmington	NC	—	1,134	14,771	2,173	—	(1,059)	1,139	15,880	17,019	3,162	4/18/2016	1998
1730 Parkwood Boulevard West	Wilson	NC	—	610	14,787	2,439	—	(163)	610	17,063	17,673	4,827	6/20/2011	2004/2006
17007 Elm Plaza	Omaha	NE	—	4,680	22,022	—	—	—	4,680	22,022	26,702	7,913	8/21/2008	2007
3030 South 80th Street	Omaha	NE	—	650	5,850	2,485	—	(419)	650	7,916	8,566	2,983	6/3/2005	1992
490 Cooper Landing Road	Cherry Hill	NJ	—	1,001	8,175	3,307	(6,080)	(4,163)	2,240	—	2,240	—	12/29/2003	1999
1400 Route 70	Lakewood	NJ	—	4,885	28,803	17,576	—	(2,965)	4,905	43,394	48,299	16,274	1/11/2002	1987
2 Hillside Drive	Mt. Arlington	NJ	—	1,375	11,232	2,277	—	(399)	1,393	13,092	14,485	5,850	12/29/2003	2001
655 Pomander Walk	Teaneck	NJ	—	4,950	44,550	12,877	—	(1,947)	4,984	55,446	60,430	14,978	12/15/2011	1989
10500 Academy Road NE	Albuquerque	NM	—	3,828	22,572	9,936	—	(2,430)	3,828	30,078	33,906	13,813	1/11/2002	1986
4100 Prospect Avenue NE	Albuquerque	NM	—	540	10,105	8	—	—	540	10,113	10,653	3,844	10/30/2007	1977
4300 Landau Street NE	Albuquerque	NM	—	1,060	9,875	8	—	—	1,060	9,883	10,943	3,756	10/30/2007	1973
4411 The 25 Way	Albuquerque	NM	—	3,480	25,245	5,361	—	(1,980)	4,103	28,003	32,106	8,487	12/22/2010	1970
4420 The 25 Way	Albuquerque	NM	—	1,430	2,609	1,410	—	(152)	1,614	3,683	5,297	983	12/22/2010	1970
9190 Coors Boulevard NW	Albuquerque	NM	—	1,660	9,173	8	—	—	1,660	9,181	10,841	3,489	10/30/2007	1983
2200 East Long Street	Carson City	NV	—	622	17,900	1,269	—	(113)	622	19,056	19,678	4,204	5/1/2015	2009
3201 Plumas Street	Reno	NV	—	2,420	49,580	8,693	—	(1,086)	2,420	57,187	59,607	15,851	12/15/2011	1989
4939 Brittonfield Parkway	East Syracuse	NY	—	720	17,084	2,137	(2,826)	(5,312)	1,004	10,799	11,803	1,228	9/30/2008	2001
5008 Brittonfield Parkway	East Syracuse	NY	—	420	18,407	1,820	(3,144)	(5,393)	586	11,524	12,110	1,166	7/9/2008	1999
200 Old County Road	Mineola	NY	—	4,920	24,056	16,535	—	(307)	4,920	40,284	45,204	11,585	9/30/2011	1971
537 Riverdale Avenue	Yonkers	NY	—	8,460	90,561	14,295	—	(567)	8,465	104,284	112,749	30,765	8/31/2012	2000
4590 Knightsbridge Boulevard	Columbus	OH	—	3,623	27,778	20,437	—	(4,144)	3,732	43,962	47,694	18,648	1/11/2002	1989
3929 Hoover Road	Grove City	OH	—	332	3,081	1,015	—	—	332	4,096	4,428	2,673	6/4/1993	1965
7555 Innovation Way	Mason	OH	—	1,025	12,883	—	—	—	1,025	12,883	13,908	2,012	10/6/2016	2015
8709 S.E. Causey Avenue	Portland	OR	—	3,303	77,428	3,569	(26,073)	(9,749)	2,201	46,277	48,478	4,682	5/1/2015	1985 / 1991
71 Darlington Road	Beaver Falls	PA	—	1,500	13,500	1,635	—	(879)	1,523	14,233	15,756	5,843	10/31/2005	1997
950 Morgan Highway	Clarks Summit	PA	—	1,001	8,233	1,663	—	(277)	1,017	9,603	10,620	4,162	12/29/2003	2001
145 Broadlawn Drive	Elizabeth	PA	—	696	6,304	672	(4,280)	(3,017)	375	—	375	—	10/31/2005	1986
600 N. Pottstown Pike	Exton	PA	—	1,001	8,233	3,526	—	(308)	1,001	11,451	12,452	4,524	12/29/2003	2000
242 Baltimore Pike	Glen Mills	PA	—	1,001	8,233	2,538	—	(382)	1,001	10,389	11,390	4,128	12/29/2003	2001
20 Capital Drive	Harrisburg	PA	—	397	9,333	15	—	—	397	9,348	9,745	1,849	1/29/2015	2013
210 Mall Boulevard	King of Prussia	PA	—	1,540	4,743	2,757	—	—	1,952	7,088	9,040	2,547	8/8/2008	1970
216 Mall Boulevard	King of Prussia	PA	—	880	2,871	2,487	—	—	978	5,260	6,238	1,513	1/26/2011	1970
5300 Old William Penn Highway	Murrysville	PA	—	300	2,506	—	—	(272)	300	2,234	2,534	1,109	2/28/2003	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2022
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
800 Manor Drive	New Britain (Chalfont)	PA	—	979	8,052	2,614	—	(440)	981	10,224	11,205	4,290	12/29/2003	1998
7151 Saltsburg Road	Penn Hills	PA	—	200	904	—	—	(103)	200	801	1,001	398	2/28/2003	1997
5750 Centre Avenue	Pittsburgh	PA	—	3,000	11,828	5,234	—	(354)	3,788	15,920	19,708	5,758	6/11/2008	1991
730 Holiday Drive	Pittsburgh	PA	—	2,480	6,395	6,028	—	(1,036)	2,751	11,116	13,867	3,515	12/22/2010	1985
1400 Riggs Road	South Park	PA	—	898	8,102	1,361	(5,192)	(3,499)	1,670	—	1,670	—	10/31/2005	1995
700 Northampton Street	Tiffany Court (Kingston)	PA	—	—	5,682	2,616	—	(443)	—	7,855	7,855	3,261	12/29/2003	1997
5250 Meadowgreen Drive	Whitehall	PA	—	1,599	14,401	4,267	—	(1,106)	1,599	17,562	19,161	6,922	10/31/2005	1987
1304 McLees Road	Anderson	SC	—	295	3,509	1,881	—	(253)	295	5,137	5,432	1,814	11/19/2004	1999
109 Old Salem Road	Beaufort	SC	—	188	2,234	1,695	(807)	(1,514)	104	1,692	1,796	271	11/19/2004	1999
1119 Pick Pocket Plantation Drive	Beaufort	SC	—	1,200	10,810	1,638	(3,927)	(3,270)	733	5,718	6,451	262	6/20/2011	2005
719 Kershaw Highway	Camden	SC	—	322	3,697	1,990	—	(376)	324	5,309	5,633	2,248	11/19/2004	1999
2333 Ashley River Road	Charleston	SC	—	848	14,000	3,261	(7,118)	(4,487)	377	6,127	6,504	1,093	6/20/2011	1999
320 Seven Farms Drive	Charleston	SC	—	1,092	6,605	1,771	—	(274)	1,092	8,102	9,194	2,311	5/29/2012	1998
251 Springtree Drive	Columbia	SC	—	300	1,905	—	—	(112)	300	1,793	2,093	891	2/28/2003	1998
7909 Parklane Road	Columbia	SC	—	1,580	4,520	2,358	—	(314)	1,725	6,419	8,144	1,751	9/30/2011	1990
355 Berkmans Lane	Greenville	SC	—	700	7,240	1,792	(2,593)	(2,387)	417	4,335	4,752	375	11/17/2009	2002
116 Enterprise Court	Greenwood	SC	—	310	2,790	1,426	—	(213)	310	4,003	4,313	1,525	6/3/2005	1999
1901 West Carolina Avenue	Hartsville	SC	—	401	4,775	1,961	—	(302)	401	6,434	6,835	2,492	11/19/2004	1999
218 Old Chapin Road	Lexington	SC	—	363	4,322	1,329	—	(400)	363	5,251	5,614	2,201	11/19/2004	1999
491 Highway 17	Little River	SC	—	750	9,018	2,302	—	(314)	750	11,006	11,756	3,185	6/23/2011	2000
1010 Anna Knapp Boulevard	Mt. Pleasant	SC	—	1,797	6,132	727	—	(458)	1,797	6,401	8,198	1,037	6/29/2016	1997
601 Mathis Ferry Road	Mt. Pleasant	SC	—	1,687	12,612	706	(10,794)	(2,021)	2,190	—	2,190	—	6/29/2016	1999
937 Bowman Road	Mt. Pleasant	SC	—	3,898	31,613	8,995	—	(1,282)	3,830	39,394	43,224	11,766	7/1/2012	1997 / 1983
9547 Highway 17 North	Myrtle Beach	SC	—	543	3,202	10,932	(3,192)	(4,437)	333	6,715	7,048	586	1/11/2002	1980
2306 Riverbank Drive	Orangeburg	SC	—	303	3,607	1,321	—	(358)	303	4,570	4,873	1,946	11/19/2004	1999
1920 Ebenezer Road	Rock Hill	SC	—	300	1,705	—	—	(162)	300	1,543	1,843	766	2/28/2003	1998
15855 Wells Highway	Seneca	SC	—	396	4,714	1,551	—	(353)	396	5,912	6,308	2,438	11/19/2004	2000
One Southern Court	West Columbia	SC	—	520	3,831	731	—	(557)	557	3,968	4,525	1,159	12/22/2010	2000
6716 Nolensville Road	Brentwood	TN	—	1,528	6,037	225	—	—	1,528	6,262	7,790	1,646	11/30/2012	2010
207 Uffelman Drive	Clarksville	TN	—	320	2,994	2,166	—	(161)	320	4,999	5,319	1,630	12/31/2006	1997
51 Patel Way	Clarksville	TN	—	800	10,322	8,466	—	(318)	833	18,437	19,270	4,583	12/19/2012	2005
2900 Westside Drive NW	Cleveland	TN	—	305	3,627	1,657	—	(284)	305	5,000	5,305	2,033	11/19/2004	1998
1010 East Spring Street	Cookeville	TN	—	322	3,828	1,983	—	(230)	322	5,581	5,903	2,186	11/19/2004	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2022
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
105 Sunrise Circle	Franklin	TN	—	322	3,833	1,446	—	(268)	329	5,004	5,333	2,049	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	—	280	3,327	2,206	—	(212)	282	5,319	5,601	1,842	11/19/2004	1998
2025 Caldwell Drive	Goodlettsville	TN	—	400	3,507	8,547	—	(202)	400	11,852	12,252	3,834	2/28/2003	1998
1200 North Parkway	Jackson	TN	—	295	3,506	1,395	—	(300)	299	4,597	4,896	1,708	11/19/2004	1999
550 Deer View Way	Jefferson City	TN	—	940	8,057	2,441	—	(228)	948	10,262	11,210	2,432	10/15/2013	2001
10914 Kingston Pike	Knoxville	TN	—	613	12,410	1,216	—	—	613	13,626	14,239	2,132	6/29/2018	2008
3020 Heatherton Way	Knoxville	TN	—	304	3,618	3,199	(2,697)	(2,357)	1,440	627	2,067	51	11/19/2004	1998
3030 Holbrook Drive	Knoxville	TN	—	352	7,128	2,009	—	—	360	9,129	9,489	1,383	6/29/2018	1999
100 Chatuga Drive West	Loudon	TN	—	580	16,093	32,464	—	—	580	48,557	49,137	4,110	1/19/2018	2003
511 Pearson Springs Road	Maryville	TN	—	300	3,207	100	—	(192)	300	3,115	3,415	1,547	2/28/2003	1998
1710 Magnolia Boulevard	Nashville	TN	—	750	6,750	18,222	—	(1,190)	750	23,782	24,532	5,487	6/3/2005	1979
350 Volunteer Drive	Paris	TN	—	110	12,100	1,080	—	(905)	110	12,275	12,385	2,032	6/29/2016	1997
971 State Hwy 121	Allen	TX	—	2,590	17,912	—	—	—	2,590	17,912	20,502	6,436	8/21/2008	2006
6818 Austin Center Boulevard	Austin	TX	—	1,540	27,467	3,170	—	(784)	1,585	29,808	31,393	10,426	10/31/2008	1994
7600 N Capital Texas Highway	Austin	TX	—	300	4,557	1,608	—	—	300	6,165	6,465	1,720	12/22/2010	1996
4620 Bellaire Boulevard	Bellaire	TX	—	1,238	11,010	6,109	—	(360)	1,325	16,672	17,997	10,125	10/1/2012	1991
120 Crosspoint Drive	Boerne	TX	—	220	4,926	1,790	—	—	227	6,709	6,936	2,129	2/7/2008	1990
4015 Interstate 45	Conroe	TX	—	620	14,074	2,137	—	(373)	620	15,838	16,458	4,579	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	—	2,300	25,200	9,997	—	(1,037)	2,324	34,136	36,460	9,962	12/15/2011	1989
7831 Park Lane	Dallas	TX	—	4,709	27,768	25,108	—	(3,163)	5,432	48,990	54,422	20,321	1/11/2002	1990
1575 Belvidere Street	El Paso	TX	—	2,301	13,567	8,830	—	(1,604)	2,316	20,778	23,094	8,782	1/11/2002	1987
96 Frederick Road	Fredericksburg	TX	—	280	4,866	6,963	—	(112)	280	11,717	11,997	3,203	2/7/2008	1999
6435 S.F.M. 549	Heath	TX	—	1,135	7,892	1,152	(288)	(1,493)	1,192	7,206	8,398	760	12/31/2012	2004
13215 Dotson Road	Houston	TX	—	990	13,887	1,932	—	(168)	990	15,651	16,641	4,382	7/17/2012	2007
777 North Post Oak Road	Houston	TX	—	5,537	32,647	32,336	—	(4,749)	5,540	60,231	65,771	23,633	1/11/2002	1989
10030 North MacArthur Boulevard	Irving	TX	—	2,186	15,869	3,154	—	—	2,186	19,023	21,209	3,280	1/29/2015	1999
9812 Slide Road	Lubbock	TX	—	1,110	9,798	680	—	—	1,110	10,478	11,588	3,178	6/4/2010	2009
605 Gateway Central	Marble Falls	TX	—	1,440	7,125	1,907	—	(256)	1,440	8,776	10,216	2,491	12/19/2012	1994 / 2002
7150 N. President George Bush Turnpike	North Garland	TX	—	1,981	8,548	1,180	(346)	(1,557)	1,941	7,865	9,806	858	12/31/2012	2006
500 Coit Road	Plano	TX	—	3,463	44,841	82	—	—	3,468	44,918	48,386	3,635	12/20/2019	2016
2265 North Lakeshore Drive	Rockwall	TX	—	497	3,582	—	—	—	497	3,582	4,079	709	1/29/2015	2013
18302 Talavera Ridge	San Antonio	TX	—	6,855	30,630	—	—	—	6,855	30,630	37,485	6,063	1/29/2015	2008
21 Spurs Lane	San Antonio	TX	—	3,141	23,142	3,940	—	(68)	3,192	26,963	30,155	5,777	4/10/2014	2006

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2022
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
311 West Nottingham Place	San Antonio	TX	—	4,283	25,256	15,738	—	(3,823)	4,359	37,095	41,454	16,447	1/11/2002	1989
511 & 575 Knights Cross Drive	San Antonio	TX	—	2,300	20,400	3,637	—	(1,150)	2,306	22,881	25,187	7,258	11/17/2009	2003
5055 West Panther Creek Drive	Woodlands	TX	—	3,694	21,782	10,973	—	(3,490)	3,706	29,253	32,959	12,874	1/11/2002	1988
491 Crestwood Drive	Charlottesville	VA	—	641	7,633	3,128	—	(585)	646	10,171	10,817	4,254	11/19/2004	1998
1005 Elysian Place	Chesapeake	VA	—	2,370	23,705	3,204	—	(153)	2,381	26,745	29,126	8,039	6/20/2011	2006
2856 Forehand Drive	Chesapeake	VA	—	160	1,498	2,398	(1,427)	(1,159)	1,470	—	1,470	—	5/30/2003	1987
4027 Martinsburg Pike	Clear Brook	VA	—	3,775	21,768	—	—	—	3,775	21,768	25,543	4,309	1/29/2015	2013
4001 Fair Ridge Drive	Fairfax	VA	—	2,500	7,147	3,333	—	(222)	2,646	10,112	12,758	3,540	12/22/2008	1990
20 HeartFields Lane	Fredericksburg	VA	—	287	8,480	2,074	—	(781)	287	9,773	10,060	4,798	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	—	1,103	13,126	5,352	—	(1,340)	1,108	17,133	18,241	6,735	11/19/2004	1996
655 Denbigh Boulevard	Newport News	VA	—	581	6,921	2,384	—	(438)	584	8,864	9,448	3,662	11/19/2004	1998
6160 Kempsville Circle	Norfolk	VA	—	3,263	7,615	4,196	—	(115)	3,374	11,585	14,959	2,060	12/22/2017	1987
6161 Kempsville Road	Norfolk	VA	—	1,530	9,531	4,066	—	(323)	1,530	13,274	14,804	4,151	12/22/2008	1999
6311 Granby Street	Norfolk	VA	—	1,920	16,538	5,023	—	(188)	1,932	21,361	23,293	6,080	6/20/2011	2005
885 Kempsville Road	Norfolk	VA	—	1,780	8,354	3,684	—	(976)	2,014	10,828	12,842	3,399	5/20/2009	1981
531 Wythe Creek Road	Poquoson	VA	—	220	2,041	1,302	—	(275)	220	3,068	3,288	1,214	5/30/2003	1987
10800 Nuckols Road (5)	Glen Allen	VA	9,997	2,863	11,105	931	—	—	2,863	12,036	14,899	1,665	3/28/2018	2000
3000 Skipwith Road	Richmond	VA	—	732	8,717	1,837	—	(519)	732	10,035	10,767	4,262	11/19/2004	1999
9900 Independence Park Drive	Richmond	VA	—	326	3,166	506	—	(226)	326	3,446	3,772	839	11/22/2011	2005
9930 Independence Park Drive	Richmond	VA	—	604	4,975	1,183	—	—	700	6,062	6,762	1,624	11/22/2011	2005
5620 Wesleyan Drive	Virginia Beach	VA	—	893	7,926	3,673	—	(124)	893	11,475	12,368	6,792	9/1/2012	1990
4132 Longhill Road	Williamsburg	VA	—	270	2,468	1,610	(945)	(1,583)	162	1,658	1,820	147	5/30/2003	1987
440 McLaws Circle	Williamsburg	VA	—	1,466	17,340	778	—	(1,040)	1,466	17,078	18,544	2,822	6/29/2016	1998
516 Kenosia Avenue South	Kent	WA	—	1,300	8,458	3,761	—	(81)	1,368	12,070	13,438	3,655	7/31/2012	1971
555 16th Avenue	Seattle	WA	—	256	4,869	68	—	(513)	256	4,424	4,680	3,222	11/1/1993	1964
3003 West Good Hope Road	Glendale	WI	—	1,500	33,747	—	—	—	1,500	33,747	35,247	11,179	9/30/2009	1963
7007 North Range Line Road	Glendale	WI	—	250	3,797	—	—	—	250	3,797	4,047	1,258	9/30/2009	1964
215 Washington Street	Grafton	WI	—	500	10,058	—	—	—	500	10,058	10,558	3,332	9/30/2009	2009
N168W22022 Main Street	Jackson	WI	—	188	5,962	1,172	—	(215)	192	6,915	7,107	1,535	12/1/2014	2005
8351 Sheridan Road	Kenosha	WI	—	750	7,669	612	—	—	758	8,273	9,031	3,012	1/1/2008	2000
5601 Burke Road	Madison	WI	—	700	7,461	1,136	—	—	712	8,585	9,297	3,062	1/1/2008	2000
7707 N. Brookline Drive	Madison	WI	—	2,615	35,545	4,264	—	(103)	2,631	39,690	42,321	9,006	12/1/2014	1999 / 2004
10803 North Port Washington Road	Mequon	WI	—	800	8,388	1,150	—	(154)	805	9,379	10,184	3,408	1/1/2008	1999

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2022
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
701 East Puetz Road	Oak Creek	WI	—	650	18,396	2,925	—	(213)	1,373	20,385	21,758	7,490	1/1/2008	2001
W231 N1440 Corporate Court	Pewaukee	WI	—	3,900	41,140	—	—	—	3,900	41,140	45,040	13,628	9/30/2009	1994
8348 & 8400 Washington Avenue	Racine	WI	—	1,150	22,436	—	—	—	1,150	22,436	23,586	7,432	9/30/2009	1986
1221 North 26th Street	Sheboygan	WI	—	300	975	—	—	—	300	975	1,275	323	9/30/2009	1987
1222 North 23rd Street	Sheboygan	WI	—	120	4,014	—	—	—	120	4,014	4,134	1,330	9/30/2009	1987
2414 Kohler Memorial Drive	Sheboygan	WI	—	1,400	35,168	—	—	—	1,400	35,168	36,568	11,650	9/30/2009	1986
1125 N Edge Trail	Verona	WI	—	1,365	9,581	1,819	—	(458)	1,372	10,935	12,307	2,773	11/1/2013	2001
3289 North Mayfair Road	Wauwatosa	WI	—	2,300	6,245	—	—	—	2,300	6,245	8,545	2,069	9/30/2009	1964
503 South 18th Street	Laramie	WY	—	191	3,632	4,455	—	(884)	202	7,192	7,394	3,254	12/30/1993	1964
1901 Howell Avenue	Worland	WY	—	132	2,508	4,767	—	(649)	132	6,626	6,758	2,568	12/30/1993	1970
		Total	$30,068	$643,458	$4,772,865	$1,712,466	$(134,031)	$(302,215)	$668,918	$6,023,625	$6,692,543	$1,828,352
	Property Held for Sale		—	610	7,900	887	(6,314)	(2,698)	385	—	385	—
	Grand Total		$30,068	$644,068	$4,780,765	$1,713,353	$(140,345)	$(304,913)	$669,303	$6,023,625	$6,692,928	$1,828,352
(1)    Represents mortgage debts and finance leases, excluding the unamortized balance of fair value adjustments and debt issuance costs totaling approximately $(109).
(2)    Represents reclassifications between accumulated depreciation and buildings, improvements and equipment made to record certain properties at fair value in accordance with GAAP.
(3)    Aggregate cost for federal income tax purposes is approximately $6,856,008.
(4)    We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.
(5)    These properties are collateral for our $24,729 of mortgage notes.
(6)    These properties are subject to our $5,339 of finance leases.

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(dollars in thousands)
Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance as of December 31, 2019	$7,461,586	$1,570,801
Additions	192,124	216,418
Disposals	(145,430)	(10,228)
Impairment	(106,972)	—
Cost basis adjustment (1)	(126,127)	(126,127)
Reclassification of assets held for sale, net	135,549	44,037
Balance as of December 31, 2020	7,410,730	1,694,901
Additions	229,735	223,039
Disposals	(910,372)	(158,523)
Impairment	174	—
Cost basis adjustment (1)	(29,762)	(29,762)
Reclassification of assets held for sale, net	113,051	8,152
Balance as of December 31, 2021	6,813,556	1,737,807
Additions	372,443	220,536
Disposals	(452,233)	(96,788)
Cost basis adjustment (1)	(40,838)	(33,203)
Reclassification of assets held for sale, net	(385)	—
Balance as of December 31, 2022	$6,692,543	$1,828,352
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
Dated: March 1, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jennifer F. Francis	Managing Trustee, President and Chief Executive Officer (principal executive officer)	March 1, 2023
Jennifer F. Francis

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 1, 2023
Richard W. Siedel, Jr.

/s/ John L. Harrington	Independent Trustee	March 1, 2023
John L. Harrington

/s/ Lisa Harris Jones	Independent Trustee	March 1, 2023
Lisa Harris Jones

/s/ Daniel F. LePage	Independent Trustee	March 1, 2023
Daniel F. LePage

/s/ David A. Pierce	Independent Trustee	March 1, 2023
David A. Pierce

/s/ Adam D. Portnoy	Managing Trustee	March 1, 2023
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	March 1, 2023
Jeffrey P. Somers