Form 10-Q
period 2023-03-31
DIVERSIFIED HEALTHCARE TRUST
filed 2023-05-08
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of May 3, 2023: 239,682,467

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

March 31, 2023

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Real estate properties:
Land	$666,797	$668,918
Buildings and improvements	6,056,766	6,023,625
Total real estate properties, gross	6,723,563	6,692,543
Accumulated depreciation	(1,878,997)	(1,828,352)
Total real estate properties, net	4,844,566	4,864,191

Investments in unconsolidated joint ventures	153,419	155,477
Assets of properties held for sale	—	385
Cash and cash equivalents	380,117	658,065
Restricted cash	2,552	30,237
Acquired real estate leases and other intangible assets, net	42,045	45,351
Other assets, net	244,031	248,387
Total assets	$5,666,730	$6,002,093

Liabilities and Shareholders' Equity
Credit facility	$450,000	$700,000
Senior unsecured notes, net	2,318,907	2,317,700
Secured debt and finance leases, net	29,574	30,177
Accrued interest	31,957	29,417
Other liabilities	252,473	286,188
Total liabilities	3,082,911	3,363,482

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 239,682,467 and 239,694,842 shares issued and outstanding, respectively	2,397	2,397
Additional paid in capital	4,617,294	4,617,031
Cumulative net income	2,019,192	2,071,850
Cumulative distributions	(4,055,064)	(4,052,667)
Total shareholders' equity	2,583,819	2,638,611
Total liabilities and shareholders' equity	$5,666,730	$6,002,093
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental income	$66,438	$65,285
Residents fees and services	279,592	245,448
Total revenues	346,030	310,733

Expenses:
Property operating expenses	286,080	268,742
Depreciation and amortization	64,800	57,259
General and administrative	5,873	7,285
Acquisition and certain other transaction related costs	93	928
Impairment of assets	5,925	—
Total expenses	362,771	334,214

Gain on sale of properties	1,233	327,794
Gains and losses on equity securities, net	8,126	(8,553)
Interest and other income	4,195	395
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,074 and $2,472, respectively)	(47,780)	(57,131)
Loss on modification or early extinguishment of debt	(1,075)	(483)
(Loss) income before income tax benefit (expense) and equity in net (losses) earnings of investees	(52,042)	238,541
Income tax benefit (expense)	31	(1,472)
Equity in net (losses) earnings of investees	(647)	3,354
Net (loss) income	$(52,658)	$240,423

Weighted average common shares outstanding (basic)	238,589	238,149
Weighted average common shares outstanding (diluted)	238,589	238,198

Per common share amounts (basic and diluted):
Net (loss) income	$(0.22)	$1.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total Equity
Balance at December 31, 2022:	239,694,842	$2,397	$4,617,031	$2,071,850	$(4,052,667)	$2,638,611
Net loss	—	—	—	(52,658)	—	(52,658)
Distributions	—	—	—	—	(2,397)	(2,397)
Share grants	—	—	270	—	—	270
Share repurchases	(5,975)	—	(6)	—	—	(6)
Share forfeitures	(6,400)	—	(1)	—	—	(1)
Balance at March 31, 2023:	239,682,467	$2,397	$4,617,294	$2,019,192	$(4,055,064)	$2,583,819

Balance at December 31, 2021:	238,994,894	$2,390	$4,615,475	$2,087,624	$(4,043,099)	2,662,390
Net income	—	—	—	240,423	—	240,423
Distributions	—	—	—	—	(2,390)	(2,390)
Share grants	—	—	318	—	—	318
Share repurchases	(1,698)	—	(5)	—	—	(5)
Share forfeitures	(4,900)	—	(3)	—	—	(3)
Balance at March 31, 2022:	238,988,296	$2,390	$4,615,785	$2,328,047	$(4,045,489)	$2,900,733
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(52,658)	$240,423
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	64,800	57,259
Net amortization of debt premiums, discounts and issuance costs	2,074	2,472
Straight line rental income	(2,448)	(1,745)
Amortization of acquired real estate leases	(311)	105
Loss on modification or early extinguishment of debt	1,075	483
Impairment of assets	5,925	—
Gain on sale of properties	(1,233)	(327,794)
Gains and losses on equity securities, net	(8,126)	8,553
Other non-cash adjustments, net	(674)	(628)
Unconsolidated joint venture distributions	1,411	2,720
Equity in net losses (earnings) of investees	647	(3,354)
Change in assets and liabilities:
Deferred leasing costs, net	(1,954)	(2,568)
Other assets	15,499	21,326
Accrued interest	2,540	15,734
Other liabilities	(20,525)	(20,250)
Net cash provided by (used in) operating activities	6,042	(7,264)

Cash flows from investing activities:
Real estate improvements	(60,292)	(55,791)
Proceeds from sale of properties, net	3,548	252
Proceeds from sale of properties to joint venture, net	—	643,892
Net cash (used in) provided by investing activities	(56,744)	588,353

Cash flows from financing activities:
Repayments of borrowings on credit facility	(250,000)	(100,000)
Repayment of other debt	(538)	(838)
Payment of debt issuance costs	(1,990)	(2,805)
Repurchase of common shares	(6)	(5)
Distributions to shareholders	(2,397)	(2,390)
Net cash used in financing activities	(254,931)	(106,038)

(Decrease) increase in cash and cash equivalents and restricted cash	(305,633)	475,051
Cash and cash equivalents and restricted cash at beginning of period	688,302	1,016,945
Cash and cash equivalents and restricted cash at end of period	$382,669	$1,491,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Interest paid	$43,166	$38,925
Income taxes paid	$—	$50

Non-cash investing activities:
Receivable from AlerisLife Inc. tender offer	$14,006	$—
Decrease in assets resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	$—	$(355,669)
Real estate improvements accrued, not paid	$20,195	$20,645
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of March 31,
	2023	2022
Cash and cash equivalents	$380,117	$732,058
Restricted cash (1)	2,552	759,938
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$382,669	$1,491,996
(1) As of March 31, 2022, restricted cash consisted of proceeds from the sale of joint venture interests and proceeds from the sale of properties to joint ventures held as collateral pursuant to the agreement governing our credit facility, or our credit agreement. Subsequently, these funds were used to pay for approved expenditures in accordance with our credit agreement. Restricted cash also consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation
The accompanying condensed consolidated financial statements of Diversified Healthcare Trust and its subsidiaries, or we, us, or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022, or our Annual Report.
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
Going Concern
The senior living industry has been adversely affected by the continuing impact of the COVID-19 pandemic as well as the current economic and market conditions. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. Although there have been signs of recovery and increased demand recently when compared to the low levels during the COVID-19 pandemic, we cannot be sure when or if the senior housing business will return to historic pre-pandemic levels. To mitigate the effects of the slow recovery coming from the COVID-19 pandemic and the increased variability in operating cash flows from our senior housing operating portfolio, or SHOP, segment, we continue to work with our senior living operators to manage costs, especially labor costs, and to increase rates and occupancy. In order to increase the probability of a recovery of our cash flows, we have continued to invest capital in our SHOP segment, which has reduced our cash balances since the filing of our Annual Report on March 1, 2023. Our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of March 31, 2023, and we cannot be certain how long this ratio will remain below 1.5x. We are unable to issue any debt until this ratio is at or above 1.5x on a pro forma basis. As of March 31, 2023, we had $380,117 of cash and cash equivalents and $700,000 of outstanding debt due within one year from the date of issuance of these financial statements, or May 8, 2023. This included $450,000 in outstanding borrowings under our credit facility, which matures on January 15, 2024. Our credit facility is secured by 61 properties which had an appraised value in excess of $1,300,000 based on appraisals completed to secure our credit facility. In addition to our credit facility maturity in January of 2024, we also have $250,000 of senior notes that mature on May 1, 2024.
Based on the challenges described above, as well as our reduced cash balances, additional capital commitments in both our Office Portfolio and SHOP segments and upcoming debt maturities, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, or May 8,

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
2023. As described below, we have entered into an agreement to merge with and into Office Properties Income Trust, or OPI. The combined company is expected to be in compliance with its financial covenants following the closing of the merger, which is expected to provide the combined company with increased access to debt capital. While we believe this transaction will alleviate the substantial doubt about our ability to continue as a going concern, we cannot provide assurance that the merger will close on the contemplated terms or timeline or at all. If the merger does not close, we will seek to raise additional capital, but we are limited in the type of financings we can pursue as we cannot issue any debt, as described above. Due to deteriorating capital market conditions, we do not believe it is probable as of the date of issuance of these financial statements, or May 8, 2023, that we will raise sufficient capital to meet our upcoming contractual commitments. As of May 8, 2023, we cannot demonstrate that our management's plans to alleviate substantial doubt about our ability to continue as a going concern will be probable in mitigating the conditions that raise the substantial doubt because our plan to merge with OPI is subject to shareholder and other customary approvals and our potential plan to raise rescue capital is subject to market conditions beyond our control.
Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Pending Merger with Office Properties Income Trust
On April 11, 2023, we and OPI entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, we will be merged with and into OPI, with OPI continuing as the surviving entity in the merger, or the Merger.
Pursuant to the terms and subject to the conditions and limitations set forth in the Merger Agreement, at the date and time the Merger becomes effective, or the Effective Time, each of our common shares of beneficial interest, $.01 par value per share, or our common shares, issued and outstanding as of immediately prior to the Effective Time will be automatically converted into the right to receive 0.147 (such ratio, the Exchange Ratio) common shares of beneficial interest, $.01 par value per share, of OPI, or the OPI Common Shares, subject to adjustment for certain reclassifications, distributions, recapitalizations or similar transactions and other exceptional distributions as described in the Merger Agreement, with cash paid in lieu of fractional shares. At the Effective Time, any outstanding unvested common share awards under our equity compensation plan will be converted into an award under OPI’s equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, of a number of OPI Common Shares determined by multiplying the number of our unvested common shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). Other than as provided in the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or the OPI Common Shares prior to the Effective Time. The OPI Common Shares issued and outstanding immediately prior to the Effective Time will remain issued and outstanding common shares of beneficial ownership of the surviving entity following the Merger. OPI expects to change its name from “Office Properties Income Trust” to “Diversified Properties Trust” at the Effective Time.
The transactions contemplated by the Merger Agreement and the terms thereof were evaluated, negotiated and recommended to our Board of Trustees, or our Board, by a special committee of our Board, or the DHC Special Committee, and to OPI’s board of trustees, or the OPI Board, by a special committee of OPI’s Board, or the OPI Special Committee, each consisting of disinterested, independent trustees of us and OPI, respectively. Following the recommendations of the DHC Special Committee and the OPI Special Committee, our Board and the OPI Board each approved the Merger Agreement and the transactions contemplated thereby and resolved to recommend that our and OPI's shareholders, respectively, vote in favor of approval of the Merger and the transactions contemplated thereby. Our shareholders will be asked to vote on the approval of the Merger and related matters at a special meeting of our shareholders.
The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others: (1) the approval of the Merger by the affirmative vote of at least a majority of all the votes entitled to be cast by holders of our outstanding common shares at the meeting held for that purpose; (2) the approval of the Merger by the affirmative vote of at least a majority of all the votes entitled to be cast by holders of outstanding OPI Common Shares at the meeting held for that purpose; (3) the approval of the issuance of the OPI Common Shares to be issued in the Merger, or the Share Issuance, by the affirmative vote of at least a majority of all votes cast by holders of outstanding OPI Common Shares at the meeting held for that purpose; (4) the absence of any statute, rule or regulation by any governmental entity of competent jurisdiction or any temporary, preliminary or permanent judgment, order or decree by any court of competent jurisdiction which would prohibit or

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
make illegal or prevent the consummation of the Merger or any of the transactions contemplated by the Merger Agreement; (5) the effectiveness of the registration statement on Form S-4, or the Form S-4, to be filed by OPI with the Securities and Exchange Commission, or the SEC, in connection with the Share Issuance; (6) the approval (subject to notice of issuance) of The Nasdaq Stock Market LLC, or Nasdaq, of the listing of the OPI Common Shares to be issued in the Merger; (7) the extension or replacement of OPI’s existing revolving credit facility, on terms that, among other things, would not be reasonably likely to be materially adverse to the business, operations or financial condition of OPI after giving effect to the Merger and would not delay or prevent the consummation of the Merger; (8) the receipt of certain tax opinions by us and OPI; and (9) the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed or complied in all material respects with its agreements and covenants in the Merger Agreement.
The Merger Agreement contains certain customary representations, warranties and covenants, including covenants providing that we and OPI will use reasonable best efforts to conduct our and its respective businesses in all material respects in the ordinary course during the period between the execution of the Merger Agreement and the earlier of the Effective Time or the termination of the Merger Agreement, and to refrain from taking certain types of actions without the other party’s consent during the period between the execution of the Merger Agreement and the earlier of the Effective Time or the termination of the Merger Agreement, subject in each case to specified exceptions.

Note 2.  Real Estate Investments
As of March 31, 2023, we wholly owned 376 properties located in 36 states and Washington, D.C. and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states.
Joint Venture Activities:
As of March 31, 2023, we had equity investments in joint ventures as follows:

Joint Venture	DHC Ownership	DHC Carrying Value of Investment at March 31, 2023	Number of Properties	Location	Square Feet
Seaport Innovation LLC	10%	$104,764	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	48,655	10	CA, MA, NY, TX, WA	1,068,763
		$153,419	11		2,203,242
The following table provides a summary of the mortgage debts of these joint ventures:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance at March 31, 2023 (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2)	3.53%	8/6/2026	$620,000
Mortgage Notes Payable (secured by nine properties in five states) (3)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (3) (4)	5.90%	2/9/2024	266,825
	4.10%		$1,076,625
(1)Amounts are not adjusted for our minority equity interest.
(2)Following the deconsolidation in December 2021 of the net assets of an unconsolidated joint venture that owns a life science property located in Boston, Massachusetts, or the Seaport JV, we no longer include this $620,000 of secured debt financing in our condensed consolidated balance sheet; however, we continue to provide certain guaranties on this debt.
(3)The debt securing these properties is non-recourse to us.
(4)The maturity date of February 9, 2024 is subject to three, one year extension options and requires interest to be paid at an annual rate based on the secured overnight financing rate, or SOFR, plus a premium of 1.90%. The interest rate is as of March 31, 2023. This joint venture has also purchased an interest rate cap through February 2024 with a SOFR strike rate equal to 4.00%.

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
In January 2022, we entered into a joint venture with two unrelated third party institutional investors for 10 medical office and life science properties we owned, or the LSMD JV. We sold equity interests in this joint venture to those investors for aggregate proceeds, before closing costs and other adjustments, of approximately $653,300. We deconsolidated the net assets of these properties effective as of the date of the sale and recognized a net gain on sale of $327,542 related to this transaction during the three months ended March 31, 2022, which is included in gain on sale of properties in our condensed consolidated statements of comprehensive income (loss). The equity interests that the investors acquired from us equaled 41% and 39%, respectively, of the total equity interests in the joint venture and we retained a 20% equity interest in the joint venture. Following the sale, we account for this joint venture using the equity method of accounting under the fair value option. The initial investment amounts were based upon a property valuation of approximately $702,500, less approximately $456,600 of secured debt on the properties incurred by this joint venture. See Note 5 for more information regarding the valuation of our investment in this joint venture.
Acquisitions and Dispositions:
During the three months ended March 31, 2023, we sold three properties for an aggregate sales price of $2,800, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions, individually or in the aggregate, and we do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Sales Price (1)	Gain on Sale
February 2023	Pennsylvania and South Carolina	Senior Living	3	$2,800	$293
(1)Sales price excludes closing costs.
During the three months ended March 31, 2023, we recognized a gain of $940 related to the sales of skilled nursing bed licenses at certain of our senior living communities.
We did not acquire any properties during the three months ended March 31, 2023.
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
During the three months ended March 31, 2023, we recorded impairment charges of $2,308 to adjust the carrying value of one medical office property and $3,617 to adjust the carrying value of one senior living community to their respective estimated fair value. No material impairment charges were recorded on held and used properties during the three months ended March 31, 2022.

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
We increased rental income to record revenue on a straight line basis by $2,448 and $1,745 for the three months ended March 31, 2023 and 2022, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $78,811 and $76,363 of straight line rent receivables at March 31, 2023 and December 31, 2022, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $11,986 and $10,708 for the three months ended March 31, 2023 and 2022, respectively, of which tenant reimbursements totaled $11,924 and $10,663, respectively.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $25,729 and $26,110, respectively, as of March 31, 2023, and $26,508 and $26,889, respectively, as of December 31, 2022. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.

Note 4.  Indebtedness
Our principal debt obligations, excluding any debt obligations of our joint ventures, at March 31, 2023 were: (1) $450,000 of outstanding borrowings under our credit facility; (2) $2,350,000 outstanding principal amount of senior unsecured notes; and (3) $24,539 aggregate principal amount of mortgage notes secured by two properties. These two mortgaged properties had a gross book value of $43,803 at March 31, 2023. We also had two properties subject to finance leases with lease obligations totaling $4,991 at March 31, 2023; these two properties had gross book value and accumulated depreciation of $42,235 and $19,353, respectively, at March 31, 2023, and $41,543 and $19,196, respectively, at December 31, 2022, and the finance leases expire in 2026.
We have a $450,000 credit facility that is used for general business purposes. The maturity date of our credit facility is January 2024. As of March 31, 2023, our credit facility required interest to be paid on borrowings at the annual rate of 7.8%, plus a facility fee of $338 per quarter.
The weighted average annual interest rates for borrowings under our credit facility were 7.6% and 2.9% for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and May 3, 2023, we were fully drawn under our credit facility.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
In January 2023, pursuant to our credit agreement, we repaid $113,627 in outstanding borrowings under our credit facility and the facility commitments were reduced to $586,373.
In February 2023, we and our lenders further amended our credit agreement. Pursuant to the amendment:
•the waiver of the fixed charge coverage ratio covenant has been extended through the maturity date of our credit facility, or January 15, 2024;
•the minimum liquidity requirement was decreased from $200,000 to $100,000;
•the facility commitments were reduced from $586,373 to $450,000 following our repayment of $136,373 in then outstanding borrowings, and as a result of the reduction in commitments, we recorded a loss on modification or early extinguishment of debt of $1,075 for the three months ended March 31, 2023;
•the feature of our credit facility permitting us to reborrow any repaid funds was eliminated;
•we continue to have the ability to fund $400,000 of capital expenditures per year and we are restricted in our ability to acquire real property as defined in the credit agreement;
•SOFR was established as the replacement benchmark rate in place of LIBOR to calculate interest payable on amounts outstanding under our credit facility, and the interest premium under our credit facility was increased by 40 basis points; and
•we are required to repay outstanding amounts under our credit facility with excess cash flow, and certain financial covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions) will remain in place through the maturity date of our credit facility.
Pursuant to our credit agreement, we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit agreement and agreed to provide, and as of September 2021 had provided, first mortgage liens on 61 medical office and life science properties with an aggregate gross book value of real estate assets of $1,003,805 as of March 31, 2023 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added based on outstanding debt amounts, among other things.
In April 2023, we prepaid a mortgage note secured by one of our senior living communities with an outstanding principal balance of approximately $14,565, a maturity date in June 2023 and an annual interest rate of 6.64%, using cash on hand.
Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of March 31, 2023, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as the effects of the slow recovery of our SHOP business from the COVID-19 pandemic, high inflation, rising interest rates, geopolitical risks and other economic, market and industry conditions continued to adversely impact our operations. We are unable to issue any debt until this ratio is at or above 1.5x on a pro forma basis. As of March 31, 2023, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations, subject to the waivers described above. Although we have taken steps to enhance our ability to maintain sufficient liquidity, including entering into the Merger Agreement, a delay in the completion of the Merger or failure to complete the Merger, and a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from high inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including downturns or recessions, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
fail to satisfy our public debt covenants. Further, if we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections.

Note 5.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at March 31, 2023 and December 31, 2022, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of March 31, 2023		As of December 31, 2022
Description	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Recurring Fair Value Measurements Assets:
Investment in AlerisLife (Level 1) (1)	$—	$—	$5,880	$5,880
Investment in unconsolidated joint venture (Level 3) (2)	$104,764	$104,764	$104,697	$104,697
Investment in unconsolidated joint venture (Level 3) (3)	$48,655	$48,655	$50,780	$50,780
Non-Recurring Fair Value Measurements Assets:
Real estate properties at fair value (Level 3) (4)	$6,000	$6,000	$—	$—
(1)On February 2, 2023, in connection with the proposed acquisition of AlerisLife Inc., or AlerisLife, by a subsidiary of ABP Trust, which is the controlling shareholder of The RMR Group Inc., or RMR Inc., we agreed to tender all of the 10,691,658 shares of common stock of AlerisLife, we owned at a price of $1.31 per share, and the acquisition was completed on March 20, 2023. Prior to March 20, 2023, these AlerisLife common shares were included in other assets, net in our condensed consolidated balance sheets, and were reported at fair value, which was based upon quoted market prices on Nasdaq (Level 1 inputs). During the three months ended March 31, 2023 and 2022, we recorded an unrealized gain of $8,126 and an unrealized loss of $8,553, respectively, which are included in gains and losses on equity securities, net in our condensed consolidated statements of comprehensive income (loss), to adjust the carrying value of our former investment in AlerisLife common shares to their fair value. See Note 10 for further information about our investment in AlerisLife.
(2)The 10% equity interest we own in the Seaport JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are a discount rate of 7.00%, an exit capitalization rate of 6.00%, a holding period of 10 years and market rents. The assumptions made in the fair value analysis are based on the location, type and nature of the property, and current and anticipated market conditions, which are derived from appraisers. See Note 2 for further information regarding this joint venture.
(3)The 20% equity interest we own in the LSMD JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are discount rates of between 6.00% and 7.25%, exit capitalization rates of between 4.50% and 7.00%, holding periods of 10 years and market rents. The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers. See Note 2 for further information regarding this joint venture.
(4)During the three months ended March 31, 2023, we recorded impairment charges of $3,617 to reduce the carrying value of one of our senior living communities to its estimated fair value of $3,500 based upon the market comparison approach, which utilizes recent transactions. During the three months ended March 31, 2023, we also recorded impairment charges of $2,308 to reduce the carrying value of one of our medical office properties to its estimated fair value of $2,500 based upon the income approach and unobservable inputs such as estimated market rent, operating expense assumptions, vacancy data and capitalization rates. The valuation techniques and significant unobservable inputs used in the valuation of these properties are considered Level 3 inputs as defined in the fair value hierarchy under GAAP.
In addition to the assets described in the table above, our financial instruments at March 31, 2023 and December 31, 2022 included cash and cash equivalents, restricted cash, certain other assets, our credit facility, senior unsecured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	As of March 31, 2023		As of December 31, 2022
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 4.750% coupon rate, due 2024	$249,698	$225,153	$249,628	$211,250
Senior unsecured notes, 9.750% coupon rate, due 2025	496,146	479,980	495,710	478,985
Senior unsecured notes, 4.750% coupon rate, due 2028	493,791	337,550	493,473	284,375
Senior unsecured notes, 4.375% coupon rate, due 2031	493,201	359,530	492,986	317,130
Senior unsecured notes, 5.625% coupon rate, due 2042	342,660	178,640	342,565	151,200
Senior unsecured notes, 6.250% coupon rate, due 2046	243,411	133,800	243,338	115,300
Secured debts (2)	29,574	28,089	30,177	28,275
	$2,348,481	$1,742,742	$2,347,877	$1,586,515
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
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 inputs) as of March 31, 2023 and December 31, 2022. We estimated the fair values of our four issuances of senior unsecured notes due 2024, 2025, 2028 and 2031 using an average of the bid and ask price on Nasdaq on or about March 31, 2023 and December 31, 2022 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

Note 6.  Shareholders' Equity
Common Share Purchases:
During the three months ended March 31, 2023, we purchased an aggregate of 5,975 of our common shares, valued at a weighted average share price of $0.92 per common share, from certain former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares.
Distributions:
During the three months ended March 31, 2023, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.01	$2,397
On April 13, 2023, we declared a quarterly distribution to common shareholders of record on April 24, 2023 of $0.01 per share, or approximately $2,397. We expect to pay this distribution on or about May 18, 2023.

Note 7.  Segment Reporting
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We also report “non-segment” operations, which consists of triple net leased senior living communities that are leased to third party operators from which we receive rents and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

	For the Three Months Ended March 31, 2023
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$57,022	$—	$9,416	$66,438
Residents fees and services	—	279,592	—	279,592
Total revenues	57,022	279,592	9,416	346,030

Expenses:
Property operating expenses	23,515	262,329	236	286,080
Depreciation and amortization	20,035	42,152	2,613	64,800
General and administrative	—	—	5,873	5,873
Acquisition and certain other transaction related costs	—	—	93	93
Impairment of assets	2,308	3,617	—	5,925
Total expenses	45,858	308,098	8,815	362,771

Gain on sale of properties	—	1,233	—	1,233
Gains on equity securities, net	—	—	8,126	8,126
Interest and other income	—	—	4,195	4,195
Interest expense	(109)	(271)	(47,400)	(47,780)
Loss on modification or early extinguishment of debt	—	—	(1,075)	(1,075)
Income (loss) before income tax benefit and equity in net losses of investees	11,055	(27,544)	(35,553)	(52,042)
Income tax benefit	—	—	31	31
Equity in net losses of investees	(647)	—	—	(647)
Net income (loss)	$10,408	$(27,544)	$(35,522)	$(52,658)

	As of March 31, 2023
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,954,075	$3,153,704	$558,951	$5,666,730

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$54,997	$—	$10,288	$65,285
Residents fees and services	—	245,448	—	245,448
Total revenues	54,997	245,448	10,288	310,733

Expenses:
Property operating expenses	23,447	245,295	—	268,742
Depreciation and amortization	18,390	35,983	2,886	57,259
General and administrative	—	—	7,285	7,285
Acquisition and certain other transaction related costs	—	—	928	928
Total expenses	41,837	281,278	11,099	334,214

Gain on sale of properties	327,542	252	—	327,794
Losses on equity securities, net	—	—	(8,553)	(8,553)
Interest and other income	—	199	196	395
Interest expense	(365)	(494)	(56,272)	(57,131)
Loss on modification or early extinguishment of debt	—	—	(483)	(483)
Income (loss) before income tax expense and equity in net earnings of investees	340,337	(35,873)	(65,923)	238,541
Income tax expense	—	—	(1,472)	(1,472)
Equity in net earnings of investees	3,354	—	—	3,354
Net income (loss)	$343,691	$(35,873)	$(67,395)	$240,423

	As of December 31, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,967,244	$3,147,785	$887,064	$6,002,093

Note 8. Senior Living Community Management Agreements
Our managed senior living communities are operated by third parties pursuant to management agreements. Five Star Senior Living, or Five Star, which is an operating division of AlerisLife, manages many of our SHOP communities. Five Star manages these communities pursuant to an amended and restated master management agreement, or the Master Management Agreement, that we and Five Star are party to. AlerisLife guarantees the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements pursuant to an amended and restated guaranty agreement.
In February 2022, we closed a senior living community that had previously been managed by Five Star. We are assessing opportunities to redevelop that property. This community was one of the 108 communities that we and Five Star agreed in 2021 to transition to other third party managers or close. As of December 31, 2021, we had transitioned the other 107 senior living communities, containing 7,340 living units, from Five Star to other third party managers. We incurred costs related to retention and other transition costs for these communities. For the three months ended March 31, 2022, we recorded $928 of these costs to acquisition and certain other transaction related costs in our condensed consolidated statements of comprehensive income (loss).
In connection with ABP Trust’s acquisition of AlerisLife, as described in Note 10, we entered into a Consent and Amendment Agreement, or the Consent Agreement, on February 2, 2023, pursuant to which, among other things, we agreed to amend the Master Management Agreement. See Note 10 for further information regarding the acquisition of AlerisLife, including the related amendment to the Master Management Agreement.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Our Senior Living Communities Managed by Five Star. Five Star managed 119 and 120 of our senior living communities as of March 31, 2023 and 2022, respectively. We lease our senior living communities that are managed by Five Star to our taxable REIT subsidiaries, or TRSs.
We incurred management fees payable to Five Star of $10,014 and $8,932 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, $9,137 and $8,142, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $877 and $790, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We incurred fees of $879 and $1,916 for the three months ended March 31, 2023 and 2022, respectively, with respect to rehabilitation services Five Star provided at our senior living communities that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
We lease to Five Star space at certain of our senior living communities, which it uses to provide certain outpatient rehabilitation and wellness services.
Our Senior Living Communities Managed by Other Third Party Managers. Several other third party managers managed 111 and 107 of our senior living communities as of March 31, 2023 and 2022, respectively. We lease our senior living communities that are managed by these third party managers to our TRSs.
We incurred management fees payable to these third party managers of $5,238 and $5,108 for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in property operating expenses in our condensed consolidated financial statements.
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended March 31,
Revenue from contracts with customers:	2023	2022
Basic housing and support services	$222,187	$192,874
Medicare and Medicaid programs	21,657	19,817
Private pay and other third party payer SNF services	35,748	32,757
Total residents fees and services	$279,592	$245,448

Note 9. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to the property level operations of many of our properties, including our medical office and life science properties, and major renovation or repositioning activities at our senior living communities that we may request RMR to manage from time to time. See Note 10 for further information regarding our relationship, agreements and transactions with RMR.
We recognized net business management fees of $3,270 and $4,813 for the three months ended March 31, 2023 and 2022, respectively. Based on our common share total return, as defined in our business management agreement, as of each of March 31, 2023 and 2022, no estimated incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2023 or 2022. The actual amount of annual incentive fees for 2023, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2023, and will be payable in January 2024. We did not incur any incentive fee payable for the year ended December 31, 2022. We recognize business management and incentive fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We recognized aggregate net property management and construction supervision fees of $1,992 and $2,391 for the three months ended March 31, 2023 and 2022, respectively. Of those amounts, for the three months ended March 31, 2023 and 2022, $1,463 and $1,349, respectively, of the total property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $529 and $1,042, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $3,533 and $2,964 for these expenses and costs for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss) for these periods.
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

Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR. The Chair of our Board and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc. and AlerisLife, the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and, until the acquisition of AlerisLife by ABP Trust on March 20, 2023, the chair of the board of directors and a managing director of AlerisLife, and currently the sole director of AlerisLife. Jennifer F. Francis, our other Managing Trustee and our President and Chief Executive Officer, and our Chief Financial Officer and Treasurer are also officers and employees of RMR. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR, an officer of ABP Trust, secretary of AlerisLife and, until March 20, 2023, a managing director of AlerisLife. Certain of AlerisLife's officers are officers and employees of RMR. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as the chair of the board and as a managing director or managing trustee of these companies. Other officers of RMR, including Ms. Clark, serve as managing trustees, managing directors or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services.
AlerisLife. Until March 20, 2023, we were AlerisLife's largest stockholder, owning 10,691,658 of AlerisLife's common shares, or approximately 31.9% of AlerisLife's outstanding common shares, and ABP Acquisition LLC, or ABP Acquisition, a subsidiary of ABP Trust, together with ABP Trust, owned approximately 6.1% of AlerisLife's outstanding common shares. Five Star is an operating division of AlerisLife. Five Star manages certain of the senior living communities we own pursuant to the Master Management Agreement. RMR provides management services to both us and AlerisLife.
On February 2, 2023, AlerisLife entered into an Agreement and Plan of Merger, or the ALR Merger Agreement, with ABP Acquisition and its wholly owned subsidiary, ABP Acquisition 2 LLC, or ABP Acquisition 2. Pursuant to the ALR Merger

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Agreement, ABP Acquisition 2 commenced a tender offer to acquire all of the outstanding AlerisLife common shares (other than the AlerisLife common shares held by ABP Trust, ABP Acquisition or their subsidiaries), at a price of $1.31 per share, net to the seller in cash, without interest, subject to any withholding of taxes, or the AlerisLife Transaction. Following the consummation of the tender offer, on March 20, 2023, ABP Acquisition 2 merged with and into AlerisLife, with AlerisLife as the surviving entity.
In connection with the ALR Merger Agreement, on February 2, 2023, we entered into the Consent Agreement with the ABP Acquisition 2, ABP Acquisition, ABP Trust and Adam D. Portnoy, or, collectively, the ABP Parties. Pursuant to the Consent Agreement, we: (1) consented to AlerisLife’s granting of certain exceptions to the ownership restrictions set forth in its charter to the ABP Parties in connection with the AlerisLife Transaction, (2) waived any default under our Master Management Agreement arising or resulting from the AlerisLife Transaction, (3) agreed to tender all of the 10,691,658 AlerisLife common shares that we and our subsidiary owned, into the tender offer at the tender offer price, subject to the right, but not the obligation, to purchase, in a single private transaction, on or before December 31, 2023, a number of shares of common stock of the surviving entity in the AlerisLife Transaction constituting a percentage up to 31.9% of the then issued and outstanding shares of the common stock of the surviving entity based on the tender offer price and otherwise pursuant to a stockholders agreement to be entered into at the time of any such purchase on such terms as are negotiated and mutually agreed by the parties, and (4) agreed to amend the Master Management Agreement to eliminate any change of control default or event of default provisions effective upon the consummation of the AlerisLife Transaction.
See Note 8 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star) and Note 5 for further information regarding our investment in AlerisLife.
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. Those costs totaled $8,612 as of March 31, 2023 and are included in other assets, net, in our condensed consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 9 for further information regarding those management agreements with RMR.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 9 for further information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $61 and $70 for the three months ended March 31, 2023 and 2022, respectively.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.

Note 11.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended March 31, 2023 and 2022, we recognized income tax benefit of $31 and expense of $1,472, respectively.

Note 12. Weighted Average Common Shares (share amounts in thousands)
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report.
OVERVIEW
We are a REIT organized under Maryland law and which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of March 31, 2023, we wholly owned 376 properties, including five closed senior living communities, located in 36 states and Washington, D.C. At March 31, 2023, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.1 billion.
On April 11, 2023, we and OPI entered into the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, we will be merged with and into OPI, with OPI continuing as the surviving entity. Pursuant to the terms and subject to the conditions and limitations set forth in the Merger Agreement, at the Effective Time, each of our common shares issued and outstanding as of immediately prior to the Effective Time will be automatically converted into the right to receive 0.147 of a newly issued OPI Common Share, subject to adjustment for certain reclassifications, distributions, recapitalizations or similar transactions and other exceptional distributions as described in the Merger Agreement, with cash paid in lieu of fractional shares. At the Effective Time, any outstanding unvested common share awards under our equity compensation plan will be converted into an award under OPI’s equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, of a number of OPI Common Shares determined by multiplying the number of our unvested common shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). Other than as provided in the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or the OPI Common Shares prior to the Effective Time. The OPI Common Shares issued and outstanding immediately prior to the Effective Time will remain issued and outstanding common shares of beneficial ownership of the surviving entity following the Merger. OPI expects to change its name from “Office Properties Income Trust” to “Diversified Properties Trust” at the Effective Time. For more information and risks regarding the Merger, see Note 1 to our condensed consolidated financial statements included in Part 1, Item 1, and Part II, Item 1A "Risk Factors," of this Quarterly Report on Form 10-Q.
As of March 31, 2023, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 5.8 years.
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
In response to inflationary pressures, the U.S. Federal Reserve has significantly increased the federal funds rate since the beginning of 2022 and has signaled that further significant increases are likely to occur. These inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy may soon enter an economic downturn or recession and they have caused disruptions in the financial markets. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our managers, operators and tenants, could adversely impact the ability or willingness of our managers, operators, tenants or residents to pay the contractual amounts of returns, rents or other obligations due to us, could impair our ability to effectively deploy our capital or realize our target returns on our investments, may restrict our access to, and would likely increase our cost of, capital and may cause the values of our properties and of our securities to decline.
The senior living industry experienced significant disruptions during the COVID-19 pandemic. Although our and certain of our managers' and other operators' and tenants' businesses have improved from low points experienced during the COVID-19 pandemic, they have not returned to pre-pandemic levels and there is a risk that they may not return to pre-pandemic levels due to changed market practices, delayed returns to prior market practices, current market and economic conditions, such as rising or sustained high interest rates and high inflation, labor market challenges, supply chain challenges, geopolitical instability (such as the war in Ukraine) and economic downturns or recessions, or otherwise. For example, occupancy in our SHOP segment has generally increased, but not to pre-pandemic levels, and we may continue to face challenges in our SHOP segment with labor availability and wage inflation, along with cost pressures from supply chain disruptions and commodity price inflation. As a result of these uncertainties, we are unable to determine what the ultimate impacts will be on our, our managers', operators', our tenants' and other stakeholders' businesses, operations, financial results and financial position. For further information and risks relating to these economic uncertainties, including changes related to the COVID-19 pandemic, and their impact on our business and financial condition, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors" in our Annual Report.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

As of March 31, 2023	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q1 2023 Revenues	% of Q1 2023 Revenues	Q1 2023 NOI (3)	% of Q1 2023 NOI
Office Portfolio (4)	105	8,808,696	sq. ft.	$2,301,305	32.4%	$261	$57,022	16.5%	$33,507	55.9%
SHOP	234	25,327	units	4,430,645	62.3%	$174,938	279,592	80.8%	17,263	28.8%
Triple net leased senior living communities	27	2,062	units	203,134	2.9%	$98,513	5,184	1.5%	5,184	8.6%
Wellness centers	10	812,000	sq. ft.	178,141	2.4%	$219	4,232	1.2%	3,996	6.7%
Total	376			$7,113,225	100.0%		$346,030	100.0%	$59,950	100.0%

	Occupancy
	As of and For the Three Months Ended March 31,
	2023	2022
Office Portfolio (5)	85.1%	89.3%
SHOP	76.9%	73.0%
Triple net leased senior living communities (6)(7)	82.2%	79.0%
Wellness centers	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at March 31, 2023.
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
(5)Medical office and life science property occupancy data is as of March 31, 2023 and 2022 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(6)Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale, if any, and data for which there was a transfer of operations during the periods presented.
(7)Operating data for other triple net leased senior living communities leased to third party operators and wellness centers are presented based upon the operating results provided by our tenants for the three months ended December 31, 2022 and 2021, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.

During the three months ended March 31, 2023, we entered into new and renewal leases at our medical office and life science properties in our Office Portfolio segment as summarized in the following table (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended March 31, 2023
	New Leases	Renewals	Total
Square feet leased during the quarter	38	34	72
Weighted average rental rate change (by rentable square feet)	23.0%	12.3%	17.9%
Weighted average lease term (years) (1)	11.9	5.5	8.9
Total leasing costs and concession commitments (2)	$4,170	$726	$4,896
Total leasing costs and concession commitments per square foot (2)	$110.57	$20.96	$67.67
Total leasing costs and concession commitments per square foot per year (2)	$9.32	$3.83	$7.56
(1)Weighted based on annualized rental income pursuant to existing leases as of March 31, 2023, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.
(2)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
Lease Expiration Schedules
As of March 31, 2023, lease expirations at our medical office and life science properties in our Office Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2023	50	594,581	7.9%	7.9%	$17,587	7.8%	7.8%
2024	73	948,914	12.7%	20.6%	23,484	10.4%	18.2%
2025	75	709,648	9.5%	30.1%	17,697	7.9%	26.1%
2026	63	772,046	10.3%	40.4%	24,180	10.7%	36.8%
2027	57	871,724	11.6%	52.0%	21,529	9.6%	46.4%
2028	50	1,061,328	14.2%	66.2%	27,680	12.3%	58.7%
2029	36	383,098	5.1%	71.3%	11,584	5.1%	63.8%
2030	23	293,026	3.9%	75.2%	7,419	3.3%	67.1%
2031	14	781,742	10.4%	85.6%	23,532	10.4%	77.5%
2032 and thereafter	46	1,078,586	14.4%	100.0%	50,505	22.5%	100.0%
Total	487	7,494,693	100.0%		$225,197	100.0%

Weighted average remaining lease term (in years)		5.1			5.6
(1)Annualized rental income is based on rents pursuant to existing leases as of March 31, 2023, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.
Lease expiration data for our triple net leased senior living communities and wellness centers that are leased to third party operators has not been provided because there were no changes to the lease expiration schedules from those reported in our Annual Report, except that (i) in February 2023, we entered into a 15 year lease, which is expected to commence in 2023, with a private operator for one of our wellness centers, (ii) in March 2023, we entered into two separate 20 year leases, which are expected to commence in 2024, with a private operator for two of our wellness centers, and (iii) we have renewed our leases with a tenant of three of our wellness centers for a two year term expiring in 2025.

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
We also report “non-segment” operations, which consists of triple net leased senior living communities that are leased to third party operators from which we receive rents and wellness centers, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
The following table summarizes the results of operations of each of our segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenues:
Office Portfolio	$57,022	$54,997
SHOP	279,592	245,448
Non-Segment	9,416	10,288
Total revenues	$346,030	$310,733

Net income (loss):
Office Portfolio	$10,408	$343,691
SHOP	(27,544)	(35,873)
Non-Segment	(35,522)	(67,395)
Net income (loss)	$(52,658)	$240,423
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended March 31, 2023 to the three months ended March 31, 2022. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
NOI by segment:
Office Portfolio	$33,507	$31,550	$1,957	6.2%
SHOP	17,263	153	17,110	nm
Non-Segment	9,180	10,288	(1,108)	(10.8)%
Total NOI	59,950	41,991	17,959	42.8%

Depreciation and amortization	64,800	57,259	7,541	13.2%
General and administrative	5,873	7,285	(1,412)	(19.4)%
Acquisition and certain other transaction related costs	93	928	(835)	(90.0)%
Impairment of assets	5,925	—	5,925	nm
Gain on sale of properties	1,233	327,794	(326,561)	(99.6)%
Gains and losses on equity securities, net	8,126	(8,553)	16,679	(195.0)%
Interest and other income	4,195	395	3,800	nm
Interest expense	(47,780)	(57,131)	9,351	(16.4)%
Loss on modification or early extinguishment of debt	(1,075)	(483)	(592)	122.6%
(Loss) income before income tax benefit (expense) and equity in net (losses) earnings of investees	(52,042)	238,541	(290,583)	nm
Income tax benefit (expense)	31	(1,472)	1,503	(102.1)%
Equity in net (losses) earnings of investees	(647)	3,354	(4,001)	(119.3)%
Net (loss) income	$(52,658)	$240,423	$(293,081)	nm
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of March 31,		As of March 31,
	2023	2022	2023	2022
Total buildings	94	94	105	104
Total square feet	7,894	7,895	8,809	8,724
Occupancy	90.1%	92.4%	85.1%	89.3%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2022; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Rental income	$49,430	$47,967	$1,463	3.1%	$7,592	$7,030	$57,022	$54,997	$2,025	3.7%
Property operating expenses	(20,232)	(19,751)	481	2.4%	(3,283)	(3,696)	(23,515)	(23,447)	68	0.3%
NOI	$29,198	$28,216	$982	3.5%	$4,309	$3,334	$33,507	$31,550	$1,957	6.2%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2022; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.

Rental income. Rental income increased primarily due to an increase in rental income at our comparable properties, at certain of our recently redeveloped properties and our acquisition of one property since January 1, 2022, partially offset by the deconsolidation of 10 medical office and life science properties currently owned by an unconsolidated joint venture in which we own an equity interest and certain of our properties being taken out of service and/or currently undergoing redevelopment. Rental income increased at our comparable properties primarily due to higher average rents resulting from our new and renewal leasing activity, increases in property operating expense reimbursements at certain of our comparable properties and increased parking revenue at certain of our comparable properties, partially offset by decreases in occupancy at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses is primarily due to an increase in property operating expenses at our comparable properties, at certain of our recently redeveloped properties and our acquisition of one property since January 1, 2022, partially offset by the deconsolidation of 10 medical office and life science properties currently owned by an unconsolidated joint venture in which we own an equity interest and certain of our properties being taken out of service and/or currently undergoing redevelopment. Property operating expenses at our comparable properties increased primarily due to increases in utility expenses and other direct costs at certain of our comparable properties, partially offset by decreases in landscaping expenses. The increase in utility expenses for our comparable properties is primarily due to higher energy rates at our properties.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022
Total properties	226	226	234	234
Number of units	24,683	24,683	25,327	25,088
Occupancy	77.0%	73.0%	76.9%	73.0%
Average monthly rate (2)	$4,836	$4,501	$4,837	$4,472
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since January 1, 2022; excludes communities classified as held for sale, closed or out of service, if any.
(2)Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Residents fees and services	$275,162	$243,118	$32,044	13.2%	$4,430	$2,330	$279,592	$245,448	$34,144	13.9%
Property operating expenses	(257,871)	(241,653)	16,218	6.7%	(4,458)	(3,642)	(262,329)	(245,295)	17,034	6.9%
NOI	$17,291	$1,465	$15,826	1,080.3%	$(28)	$(1,312)	$17,263	$153	$17,110	11,183.0%
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since January 1, 2022; excludes communities classified as held for sale, closed or out of service, if any.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to increases in occupancy and average monthly rate at both comparable and non-comparable properties and the transfer of three previously leased properties to our SHOP segment as described below, partially offset by our community that was taken out of service due to damage sustained by Hurricane Ian.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of property level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increases in labor costs, inflationary cost pressures related to food and energy, increased sales and marketing costs to improve occupancy and the transfer of three previously leased properties to our SHOP segment as described below.

Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)		All Properties
	As of and For the Three Months Ended March 31,		As of and For the Three Months Ended March 31,
	2023	2022	2023	2022
Total properties:
Triple net leased senior living communities	26	26	27	30
Wellness centers	10	10	10	10
(1)Non-segment operations consists of all of our other operations, including certain senior living communities and wellness centers that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Comparable properties consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since January 1, 2022; excludes properties classified as held for sale, if any.

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Rental income	$9,416	$8,962	$454	5.1%	$—	$1,326	$9,416	$10,288	$(872)	(8.5)%
Property operating expenses	(236)	—	236	nm	—	—	(236)	—	236	nm
NOI	$9,180	$8,962	$218	2.4%	$—	$1,326	$9,180	$10,288	$(1,108)	(10.8)%
nm - not meaningful
(1)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since January 1, 2022; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the termination of the lease agreements for three of our senior living communities which were replaced with management agreements under our TRS structure, partially offset by an increase in rental income at our comparable properties. The increase in comparable properties rental income was primarily due to a cash settlement and higher cash rents received during the three months ended March 31, 2023 from a tenant previously in default under leases for six of our wellness centers. In January 2023, we agreed to amend the lease for three of these wellness centers and repossess the remaining three wellness centers. In February 2023, we entered into a 15 year lease, which is expected to commence in 2023, with a private operator for one of these repossessed wellness centers. In March 2023, we entered into two separate 20 year leases, which are expected to commence in 2024, with a private operator for the remaining two repossessed wellness centers.
Property operating expenses. Property operating expenses consist of real estate taxes and other expenses we paid on behalf of a tenant previously in default under leases for six of our wellness centers. Pursuant to an agreement with this tenant in January 2023, we expect to continue to incur real estate taxes and other direct costs for three of these wellness centers. We will also continue to pay real estate taxes and other direct costs for the three wellness centers leased in February and March 2023, until the expenses become the tenants' responsibility pursuant to the leases.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the purchase of capital improvements at certain of our properties and our acquisition of one property since January 1, 2022. Increases in depreciation and amortization expenses were partially offset by the deconsolidation of 10 medical office and life science properties owned by an unconsolidated joint venture in which we own an equity interest and certain depreciable assets becoming fully depreciated since January 1, 2022.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in our base business management fees expense as a result of lower consolidated indebtedness and lower trading prices for our common shares during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Acquisition and certain other transaction related costs. For the three months ended March 31, 2023 and 2022, acquisition and certain other transaction related costs primarily represent costs related to the transition of certain senior living communities to other third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain on sale of properties. Gain on sale of properties is the net result of our sales of certain of our properties and joint venture equity interests during the three months ended March 31, 2023 and 2022. For further information regarding gain on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represent the net realized and unrealized gains and losses to adjust our former investment in AlerisLife to its fair value. For further information regarding our former investment in AlerisLife, see Notes 5 and 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The increase in interest and other income is primarily due to higher interest earned during the three months ended March 31, 2023 as a result of higher interest rates compared to the three months ended March 31, 2022.
Interest expense. Interest expense decreased primarily due to our redemption in June 2022 of $500,000 of our 9.75% senior notes due 2025. This decrease was partially offset by an increase in interest rates under our credit facility.
Loss on modification or early extinguishment of debt. We recorded a loss on modification or early extinguishment of debt in connection with the amendments to our credit agreement during the three months ended March 31, 2023 and March 31, 2022.
Income tax benefit (expense). Income tax benefit (expense) is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net (losses) earnings of investees. Equity in net (losses) earnings of investees is the change in the fair value of our investments in our joint ventures.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the SEC, including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three months ended March 31, 2023 and 2022. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of properties, equity in net earnings or losses of unconsolidated joint ventures, loss on impairment of real estate assets, gains or losses on equity securities, net, if any, including adjustments to reflect our proportionate share of FFO of our former equity method investment in AlerisLife and our proportionate share of FFO from our unconsolidated joint ventures, plus real estate depreciation and amortization of consolidated properties, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below including similar adjustments for our unconsolidated joint ventures, if any. FFO and Normalized FFO are among the factors considered by our Board when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
Our calculations of FFO and Normalized FFO for the three months ended March 31, 2023 and 2022 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(52,658)	$240,423
Depreciation and amortization	64,800	57,259
Gain on sale of properties	(1,233)	(327,794)
Impairment of assets	5,925	—
Gains and losses on equity securities, net	(8,126)	8,553
Equity in net losses (earnings) of unconsolidated joint ventures	647	(3,354)
Share of FFO from unconsolidated joint ventures	1,999	3,675
Adjustments to reflect our share of FFO attributable to an equity method investment	(1,586)	(1,932)
FFO	9,768	(23,170)

Acquisition and certain other transaction related costs	93	928
Loss on modification or early extinguishment of debt	1,075	483
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	1,576	(142)
Normalized FFO	$12,512	$(21,901)

Weighted average common shares outstanding (basic)	238,589	238,149
Weighted average common shares outstanding (diluted)	238,589	238,198

Per common share data (basic and diluted):
Net (loss) income	$(0.22)	$1.01
FFO	$0.04	$(0.10)
Normalized FFO	$0.05	$(0.09)
Distributions declared	$0.01	$0.01
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Reconciliation of Net Income (Loss) to NOI:
Net (loss) income	$(52,658)	$240,423

Equity in net losses (earnings) of investees	647	(3,354)
Income tax (benefit) expense	(31)	1,472
(Loss) income before income tax benefit (expense) and equity in net (losses) earnings of investees	(52,042)	238,541
Loss on modification or early extinguishment of debt	1,075	483
Interest expense	47,780	57,131
Interest and other income	(4,195)	(395)
Gains and losses on equity securities, net	(8,126)	8,553
Gain on sale of properties	(1,233)	(327,794)
Impairment of assets	5,925	—
Acquisition and certain other transaction related costs	93	928
General and administrative	5,873	7,285
Depreciation and amortization	64,800	57,259
Total NOI	$59,950	$41,991

Office Portfolio NOI	$33,507	$31,550
SHOP NOI	17,263	153
Non-Segment NOI	9,180	10,288
Total NOI	$59,950	$41,991

LIQUIDITY AND CAPITAL RESOURCES
Under the Merger Agreement, we have agreed to conduct our business in all material respects in the ordinary course of business consistent with past practice. The Merger Agreement contains certain operating covenants that could affect our liquidity and capital resources, but we do not expect any material changes to our liquidity and capital resources prior to the consummation of the Merger, or if applicable, the termination of the Merger Agreement.
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
•our ability to maintain or increase the occupancy of, and the rates at, our properties;
•our and our managers' abilities to control operating expenses and capital expenses at our properties, including increased operating expenses that we may incur in response to high inflation, limited labor availability or supply chain challenges; and
•our managers' abilities to maintain or increase our returns from our managed senior living communities.
The senior living industry has been adversely affected by the continuing impact of the COVID-19 pandemic as well as the current economic and market conditions. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. Although there have been signs of recovery and increased demand recently when compared to the low levels during the COVID-19 pandemic, we cannot be sure when or if the senior housing business will return to historic pre-pandemic levels. To mitigate the effects of the slow recovery coming from the COVID-19 pandemic and the increased variability in operating cash flows from our SHOP segment, we continue to work with our senior living operators to manage costs, especially labor costs, and to increase rates and occupancy. In order to increase the probability of a recovery of our cash flows, we have continued to invest capital in our SHOP segment, which has reduced our cash balances since the filing of our Annual Report on March 1, 2023. Our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of March 31, 2023, and we cannot be certain how long this ratio will remain below 1.5x. We are unable to issue any debt until this ratio is at or above 1.5x on a pro forma basis. As of March 31, 2023, we had $380.1 million of cash and cash equivalents and $700.0 million of outstanding debt due within one year from the date of issuance of these financial statements, or May 8, 2023. This included $450.0 million in outstanding borrowings under our credit facility, which matures on January 15, 2024. Our credit facility is secured by 61 properties which had an appraised value in excess of $1.3 billion based on appraisals completed to secure our credit facility. In addition to our credit facility maturity in January of 2024, we also have $250.0 million of senior notes that mature on May 1, 2024.
Based on the challenges described above, as well as our reduced cash balances, additional capital commitments in both our Office Portfolio and SHOP segments and upcoming debt maturities, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, or May 8, 2023. As described below, we have entered into an agreement to merge with and into OPI. The combined company is expected to be in compliance with its financial covenants following the closing of the Merger, which is expected to provide the combined company with increased access to debt capital. While we believe this transaction will alleviate the substantial doubt about our ability to continue as a going concern, we cannot provide assurance that the Merger will close on the contemplated terms or timeline or at all. If the Merger does not close, we will seek to raise additional capital, but we are limited in the type of financings we can pursue as we cannot issue any debt, as described above. Due to deteriorating capital market conditions, we do not believe it is probable as of the date of issuance of these financial statements, or May 8, 2023, that we will raise sufficient capital to meet our upcoming contractual commitments. As of May 8, 2023, we cannot demonstrate that our management's plans to alleviate substantial doubt about our ability to continue as a going concern will be probable in mitigating the conditions that raise the substantial doubt because our plan to merge with OPI is subject to shareholder and other customary approvals and our potential plan to raise rescue capital is subject to market conditions beyond our control.
Our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
For further information, see Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In March 2021, we borrowed $800.0 million under our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $700.0 million. In February 2022, we exercised our option to extend the maturity date of our credit facility by one year to January 2024, and in January 2023, pursuant to the terms of the credit agreement, we repaid $113.6 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $586.4 million. In February 2023, pursuant to an amendment to our credit agreement, we repaid $136.4 million in outstanding borrowings under our credit facility and the facility commitments were further reduced to $450.0 million. We have no additional options to extend the maturity date of our credit facility and, pursuant to the February 2023 amendment to our credit agreement, the feature of our credit facility permitting us to reborrow any repaid funds was eliminated. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from high inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including downturns or recessions, may cause further increased pressure on our ability to satisfy financial and other covenants. We may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. If we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives. As of March 31, 2023, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit facility and our public debt covenants as the effects of the current market conditions continued to adversely impact our operations. We are unable to issue any debt until this ratio is at or above 1.5x on a pro forma basis.

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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents and restricted cash at beginning of period	$688,302	$1,016,945
Net cash provided by (used in):
Operating activities	6,042	(7,264)
Investing activities	(56,744)	588,353
Financing activities	(254,931)	(106,038)
Cash and cash equivalents and restricted cash at end of period	$382,669	$1,491,996
Our Operating Liquidity and Resources
We generally receive minimum rents from tenants at our Office Portfolio properties, triple net leased senior living communities and wellness centers monthly or quarterly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from tenants at certain of our senior living communities monthly, quarterly or annually.
The increase in cash provided by operating activities for the three months ended March 31, 2023 compared to the prior period was primarily due to increased NOI as a result of increased rates and occupancy at the senior living communities in our SHOP segment. These increases were partially offset by increased interest payments on our floating rate debt as a result of higher interest rates in the 2023 period compared to the 2022 period.
Although we have seen signs of recovery as it relates to our SHOP segment, we face and may continue to face issues with labor availability and wage inflation along with cost pressures from supply chain disruptions and commodity price inflation and possible reduced demand for senior living communities.
Our Investing Liquidity and Resources
The change in cash (used in) provided by investing activities for the three months ended March 31, 2023 compared to the prior period was primarily due to proceeds in the 2022 period from our sale of 10 medical office and life science properties to the LSMD JV in which we retained a 20% equity interest and an increase in real estate improvements in the 2023 period compared to the 2022 period, partially offset by more proceeds from the sale of real estate properties.

The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Office Portfolio segment capital expenditures:
Lease related costs (1)	$6,748	$6,759
Building improvements (2)	856	585
SHOP segment fixed assets and capital improvements	23,644	20,328
Recurring capital expenditures	$31,248	$27,672

Development, redevelopment and other activities - Office Portfolio segment (3)	$1,922	$16,617
Development, redevelopment and other activities - SHOP segment (3)	16,223	16,114
Total development, redevelopment and other activities	$18,145	$32,731
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
We plan to continue investing capital in our properties, including redevelopment projects, to better position these properties in their respective markets in order to increase our returns in future years. In 2023, we expect to incur capital expenditures in excess of 2022 levels, but below the $400.0 million limit under our credit agreement. However, we may be required to decrease our capital expenditures to preserve liquidity if the completion of the Merger is delayed or does not occur or for other reasons.
As of March 31, 2023, we had estimated unspent leasing related obligations at our triple net leased wellness centers and our medical office and life science properties of approximately $68.0 million, of which we expect to spend approximately $53.7 million during the next 12 months. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand, proceeds from the disposition of certain properties and proceeds related to contributions we may make of properties we own to joint ventures.
We are currently in the process of redeveloping several properties in our Office Portfolio that are expected to be completed at various times between 2023 and 2025. In addition, we also have ongoing redevelopments throughout our managed senior living communities. We continue to assess opportunities to redevelop other properties in our portfolio. These redevelopment projects may require significant capital expenditures and time to complete.
As noted above, our ability to make capital investments is currently limited. Additionally, due to supply chain disruptions and inflation, the capital investments we plan to make may be delayed or cost more than we expect. For further information regarding our dispositions, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Financing Liquidity and Resources
The change in cash used in financing activities for the three months ended March 31, 2023 compared to the prior period was primarily due to higher repayments of borrowings under our credit facility in the 2023 period compared to the 2022 period.
As of March 31, 2023, we had $380.1 million of cash and cash equivalents and were fully drawn under our credit facility. We typically use cash balances, net proceeds from offerings of securities or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
In order to fund investments and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a credit facility. The maturity date of our credit facility is January 15, 2024. At March 31, 2023, our credit facility required interest to be paid on borrowings at the annual rate of 7.8%, plus a facility fee of $0.3 million per quarter. On March 31, 2021, we borrowed $800.0 million under our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $700.0 million. Also in February 2022, we exercised our option to extend the maturity date of our credit facility by one year to January 2024, and in January 2023, pursuant to the terms of our credit agreement, we repaid $113.6 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $586.4 million. In February 2023, pursuant to an amendment to our credit agreement, we repaid $136.4 million in outstanding borrowings under our credit facility and the facility commitments were further reduced to $450.0 million. We have no additional options to extend the maturity date of our credit facility. As of March 31, 2023 and May 3, 2023, we were fully drawn under our credit facility.
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
•the interest premium under our credit facility increased by 15 basis points; and
•certain financial covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions), and the minimum liquidity requirement of $200.0 million remained in place through December 31, 2022.
In February 2023, we and our lenders further amended our credit agreement. Pursuant to the amendment:
•the waiver of the fixed charge coverage ratio covenant has been extended through the maturity date of our credit facility, or January 15, 2024;
•the minimum liquidity requirement was decreased from $200.0 million to $100.0 million;
•the facility commitments were reduced from $586.4 million to $450.0 million following our repayment of $136.4 million in then outstanding borrowings, and as a result of the reduction in commitments, we recorded a loss on modification or early extinguishment of debt of $1.1 million for the three months ended March 31, 2023;
•the feature of our credit facility permitting us to reborrow any repaid funds was eliminated;
•we continue to have the ability to fund $400.0 million of capital expenditures per year and we are restricted in our ability to acquire real property as defined in the credit agreement;
•SOFR was established as the replacement benchmark rate in place of LIBOR to calculate interest payable on amounts outstanding under our credit facility, and the interest premium under our credit facility was increased by 40 basis points; and
•we are required to repay outstanding amounts under our credit facility with excess cash flow, and certain financial covenants and restrictions on distributions to common shareholders, share repurchases, capital expenditures, acquiring additional properties and incurring additional indebtedness (in each case subject to various exceptions) will remain in place through the maturity date of our credit facility.
Generally, when significant amounts are outstanding under our credit facility, or as the maturities of our indebtedness approach, we intend to explore refinancing alternatives. Such alternatives may include selling certain properties and issuing new equity securities. In addition, we may also seek to expand our existing joint venture arrangements or to participate in additional joint ventures or other arrangements that may provide us additional sources of financing. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. At such time that we may regain compliance with the incurrence covenant under our debt agreements, we may also issue debt, assume debt in connection with our acquisitions of properties or place new debt on properties we already own.

During the three months ended March 31, 2023, we paid quarterly cash distributions to our shareholders totaling approximately $2.4 million using existing cash balances. On April 13, 2023, we declared a quarterly distribution payable to common shareholders of record on April 24, 2023 in the amount of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about May 18, 2023 using cash on hand. Pursuant to the Merger Agreement, we have agreed not to pay any distribution exceeding an annual rate of $0.04 per common share, and we have agreed to certain limitations with respect to our ability to make any other distribution. For further information regarding the distribution we paid during 2022, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In the event the Merger is not completed, we believe we will have access to certain types of financings to fund our operations and repay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future debt or equity transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit and debt ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. A protracted negative impact on the economy or the industries in which our properties and businesses operate, high inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including downturns and recessions, may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
In April 2023, we prepaid a mortgage note secured by one of our senior living communities with an outstanding principal balance of approximately $14.6 million, a maturity date in June 2023 and an annual interest rate of 6.64%, using cash on hand.
In February 2023, Standard & Poor's Rating Services, or Standard & Poor's, downgraded our 9.75% senior notes due 2025 rating from BB- to B, our 4.375% senior notes due 2031 rating from BB- to B and our senior unsecured debt rating from B to CCC+. In April 2023, both Moody's Investors Service and Standard & Poor's placed our corporate credit rating, our 9.75% senior notes due 2025 rating, our 4.375% senior notes due 2031 rating and our senior unsecured debt rating under review for possible upgrade following the announcement of the Merger with OPI.
Our next significant debt maturity is our credit facility, which matures in January 2024.
For further information regarding our outstanding debt, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Debt Covenants
Our principal debt obligations at March 31, 2023 were: (1) $450.0 million of outstanding borrowings under our credit facility; (2) $2.4 billion outstanding principal amount of senior unsecured notes; and (3) $24.5 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by two properties. For further information regarding our indebtedness, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of March 31, 2023, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as the effects of the slow recovery of our SHOP business from the COVID-19 pandemic, high inflation, rising interest rates, geopolitical risks and other economic, market and industry conditions continued to adversely impact our operations. We are unable to issue any debt until this ratio is at or above 1.5x on a pro forma basis. As of March 31, 2023, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations, subject to the waivers described above. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from high inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including downturns or recessions, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by the economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. Further, if we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We cannot assure that we would be able to obtain these waivers or amendments or repay the related debt facilities when due, which may result in an event of default under the agreements governing our debt or the potential acceleration of our outstanding debt.
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
The loan agreements governing the aggregate $620.0 million secured debt financing related to the Seaport JV contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. We no longer include this $620.0 million of secured debt financing in our condensed consolidated balance sheet following the deconsolidation of the net assets of this joint venture; however, we continue to provide certain guaranties on this debt. The debt secured by the properties included in the LSMD JV in which we own a 20% equity interest is guaranteed by this joint venture and is non-recourse to us.
Supplemental Guarantor Information
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. We subsequently redeemed $500.0 million of this debt in June 2022, with $500.0 million remaining outstanding. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of March 31, 2023, all $500.0 million of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.35 billion of senior unsecured notes do not have the benefit of any guarantees as of March 31, 2023.
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

The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

	March 31, 2023	December 31, 2022
Real estate properties, net	$4,013,510	$4,024,679
Other assets, net	739,055	1,052,489
Total assets	$4,752,565	$5,077,168

Indebtedness, net	$2,773,898	$3,023,039
Other liabilities	267,940	298,661
Total liabilities	$3,041,838	$3,321,700

Three Months Ended March 31, 2023
Revenues	$311,927
Expenses	338,332
Loss from continuing operations	(61,693)
Net loss	(56,579)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8, 9 and 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2022.
Impact of Government Reimbursement
For the three months ended March 31, 2023, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.

During the three months ended March 31, 2022, we recognized $0.2 million in interest and other income in our condensed consolidated statements of comprehensive income (loss) related to funds received under the Coronavirus Aid, Relief, and Economic Security Act and American Rescue Plan Act.
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
We may in the future enter into hedge arrangements or derivative contracts from time to time to mitigate our exposure to changes in interest rates.
Fixed Rate Debt
At March 31, 2023, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$250,000	4.750%	$11,875	2024	Semi-Annually
Senior unsecured notes	500,000	9.750%	48,750	2025	Semi-Annually
Senior unsecured notes	500,000	4.750%	23,750	2028	Semi-Annually
Senior unsecured notes	500,000	4.375%	21,875	2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2046	Quarterly
Mortgage note (2)	14,605	6.640%	970	2023	Monthly
Mortgage note (3)	9,934	4.444%	441	2043	Monthly
	$2,374,539		$142,974
(1)The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts. This table does not include obligations under finance leases.
(2)We prepaid this mortgage in April 2023.
(3)Effective July 7, 2023, the annual interest rate will increase to 6.444%.
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
Floating Rate Debt
At March 31, 2023, our floating rate debt obligations consisted of $450.0 million outstanding under our credit facility. Our credit facility matures in January 2024.
Borrowings under our credit facility are in U.S. dollars and interest is required to be paid at the rate of SOFR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates and to changes in our credit ratings. In addition, upon any potential renewal or refinancing of our credit facility, we are vulnerable to increases in interest premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2023 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2023	7.82%	$450,000	$35,190	$0.15
One percentage point increase	8.82%	$450,000	$39,690	$0.17
(1)Interest rate under our credit facility as of March 31, 2023.
(2)Based on weighted average number of shares outstanding (basic and diluted) for the three months ended March 31, 2023.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our ability to continue as a going concern; the Merger; the combined company's compliance with its financial covenants and access to debt capital; demand for medical office and life science leased space; our future leasing activity; market demand for healthcare services for older adults and senior living communities; our leverage levels; the sufficiency of our liquidity; our liquidity needs and sources; our capital expenditure plans and commitments; our capital recycling program, acquisitions and dispositions; our redevelopment and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The likelihood that we will complete the Merger and related transactions, including our and OPI's ability to obtain shareholder approval, consents or approvals required in connection with the Merger, and that we will benefit from the Merger,
•Our ability to successfully take actions to address the current substantial doubt as to our ability to continue as a going concern,
•The impact of increasing or sustained high interest rates, inflation, labor market challenges, dislocation and volatility in the public equity and debt markets, conditions in the real estate industry generally and in the sectors we operate, geopolitical instability and economic downturns or recession on us and our managers and other operators and tenants,
•Our senior living operators' abilities to successfully and profitably operate the communities they manage for us,
•The continuing impact of changed market practices that arose or intensified during the COVID-19 pandemic on us and our managers and other operators and tenants, such as reduced demand for leased office space and residencies at senior living communities, increased operating costs, labor availability constraints and supply chain disruptions,
•Our ability to comply with the financial covenants under our debt agreements,
•The financial strength of our managers and other operators and tenants,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Whether our tenants will renew or extend their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•Our ability to successfully recycle and deploy capital,
•The likelihood that our tenants and residents will pay rent or be negatively impacted by cyclical economic conditions,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our managers' abilities to increase or maintain rates charged to residents of our senior living communities and manage operating costs for those communities,
•Our ability to increase rents when our leases expire or renew,

•Risk and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants and residents,
•Costs we incur and concessions we grant to lease our properties,
•Our ability to sell properties at prices we target,
•Our ability to effectively raise and balance our use of debt and equity capital,
•Our ability to make required payments on our debt,
•Our ability to maintain sufficient liquidity and otherwise manage leverage,
•Our credit ratings,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, or enter into additional, real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Our ability to acquire properties that realize our targeted returns,
•The ability of RMR to successfully manage us,
•Our qualification for taxation as a REIT,
•Changes in federal or state tax laws,
•Competition in the real estate industry, particularly in those markets in which our properties are located,
•Government regulations affecting Medicare and Medicaid rate reimbursement rates and operational requirements,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Exposure to litigation and regulatory and government proceedings due to the nature of the senior living and other health and wellness related service businesses,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, ABP Trust, AlerisLife and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks or continuation of pandemics, including the COVID-19 pandemic, or other public health safety events or conditions, war or other hostilities, material or prolonged disruption to supply chains, climate change or other manmade or natural disasters beyond our control,
•Our ability to comply with Nasdaq listing standards and maintain the listing of our common shares on Nasdaq, and
•Other matters.
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained in our filings with the SEC, including under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and other periodic reports, or incorporated herein or therein, identifies important factors that could cause differences from our forward-looking statements in this Quarterly Report on Form 10-Q. Our filings with the SEC are available on the SEC's website at www.sec.gov.
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

PART II.   Other Information

Item 1A. Risk Factors.
Our business is subject to risks and uncertainties, a number of which are described under the caption “Risk Factors” in our Annual Report. The Merger may subject us to additional risks that are described below. The risks described in our Annual Report and below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or included below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.
Risks Relating to the Merger
The Exchange Ratio is fixed and will not be adjusted for any changes in the market price of either our common shares or the OPI Common Shares.
At the Effective Time, each of our common shares outstanding immediately prior to the Effective Time will be converted into the right to receive 0.147 of a newly issued OPI Common Share, or the Merger Consideration, subject to adjustment for certain reclassifications, distributions, recapitalizations or similar transactions and other exceptional distributions as described in the Merger Agreement, with cash paid in lieu of fractional shares. The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of our common shares or the OPI Common Shares. Changes in the market price of the OPI Common Shares prior to the consummation of the Merger will affect the market value of the Merger Consideration. The market price of our common shares and the OPI Common Shares may change as a result of a variety of factors (many of which are beyond our and OPI’s control), including the following:
•market reaction to the announcement of the Merger, approval by our shareholders of the Merger and by the OPI shareholders of the Merger and the Share Issuance and the prospects of the combined company;
•changes in our or OPI’s respective businesses, operations, assets, liabilities, financial position and prospects, or in the market’s assessments thereof;
•changes in the operating performance of us or OPI, or similar companies;
•changes in market valuations of similar companies;
•market assessments of the likelihood that the Merger will be completed;
•the possibility that persons may engage in short sales of our common shares or the OPI Common Shares;
•changes or anticipated changes in interest rates, general market and economic conditions and other factors generally affecting the price of our common shares and the OPI Common Shares;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and OPI operate;
•dissident shareholder activity;
•changes that affect the real estate market generally or the sectors applicable to us or OPI;
•changes in the United States or global economy or capital, financial or securities markets generally; and
•other factors beyond our or OPI’s control, including those described and referred to above under this “Risk Factors” section.

The market price of the OPI Common Shares at the consummation of the Merger may vary from the price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus to be included in the Form S-4, on the date of our special meeting of shareholders and on the date of the OPI special meeting of shareholders. As a result, the market value of the Merger Consideration represented by the Exchange Ratio will also vary. Because the Merger will be completed after the date of the special meetings, at the time of the applicable special meeting, the exact market price of the OPI Common Shares that our shareholders will receive upon consummation of the Merger will not be known. You should therefore consider that:
•if the market price of the OPI Common Shares increases between the date the Merger Agreement was signed or the date of our special meeting or the OPI special meeting and the closing of the Merger, our shareholders will receive a number of OPI Common Shares that have a market value upon consummation of the Merger that is greater than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the OPI special meeting, respectively; and
•if the market price of OPI Common Shares declines between the date the Merger Agreement was signed or the date of our special meeting or the OPI special meeting and the closing of the Merger, our shareholders will receive a number of OPI Common Shares that have a market value upon consummation of the Merger that is less than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the OPI special meeting, respectively.
The Merger is subject to the satisfaction or waiver of conditions which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material and adverse effects on us and could result in us being required to pay OPI a termination fee.
The consummation of the Merger is subject to the satisfaction or waiver of conditions, including, among others, (i) the receipt of the approval by our shareholders of the Merger, (ii) the receipt of the approval by OPI’s shareholders of the Merger and the Share Issuance, and (iii) the extension or replacement of OPI’s revolving credit agreement on terms that, among other things, would not be reasonably likely to be materially adverse to OPI’s business, operations or financial condition after giving effect to the Merger and would not delay or prevent the consummation of the Merger. These conditions make the completion and the timing of the completion of the Merger uncertain. Also, either we or OPI may terminate the Merger Agreement if the Merger is not completed by September 29, 2023, except that this right to terminate the Merger Agreement will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or resulted in, the failure of the Merger to be completed on or before such date.
We cannot provide assurance that the Merger will be consummated on the terms or timeline currently contemplated, or at all. If the Merger is not completed on a timely basis, or at all, we may be adversely affected and subject to a number of risks, including the following:
•we will be required to pay our costs relating to the Merger, such as financial advisory, legal, accounting and printing fees, whether or not the Merger is completed;
•if the Merger Agreement is terminated under certain circumstances specified therein, we may be required to pay to OPI a termination fee of $5.9 million;
•we may experience negative reactions from the financial markets or our tenants, managers or operators;
•the time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other opportunities; and
•the market price of our common shares could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the Merger will be completed.
We or OPI may waive one or more of the conditions to the Merger without re-soliciting shareholder approval.
If permitted by applicable law, we or OPI may determine to waive, in whole or in part, one or more of the conditions to our or OPI’s obligations to consummate the Merger. Any determination whether to waive any condition to the Merger and whether to re-solicit shareholder approval or amend the Proxy Statement as a result of a waiver will be made by us or OPI, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of either us or OPI, or could result in any competing proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability and the ability of OPI to initiate, solicit, propose, knowingly encourage or knowingly facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 20% or more of the shares or consolidated net revenues, net income or total assets of us or OPI. In addition, we and OPI generally each have an opportunity to offer to modify the terms of the Merger Agreement in response to any superior proposal (as defined in the Merger Agreement) that may be made to the other party before our or OPI’s board of trustees, in each case acting on the recommendation of the special committee of the respective board, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such superior proposal. Upon termination of the Merger Agreement under certain circumstances relating to an acquisition proposal, we may be required to pay to OPI a termination fee of $5.9 million, or OPI may be required to pay to us a termination fee of $11.2 million, in each case plus reasonable fees and expenses.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or OPI from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share value or implied premium to our shareholders than the value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.
Our and OPI’s business and property management agreements with RMR contain provisions that could discourage a potential competing acquirer of either us or OPI, or could result in any competing proposal being at a significantly lower price than it might otherwise be.
The termination of our or OPI’s management agreements with RMR may require us or OPI, as applicable, to pay a substantial termination fee to RMR. RMR has agreed to waive its right to receive payment of the termination fee under its business and property management agreements with us upon the termination of those agreements when the Merger is consummated. This waiver by RMR applies only in respect of the Merger and does not apply in respect of any competing proposal, superior proposal or other transaction or arrangement. The termination provisions of our or OPI’s business and property management agreements with RMR substantially increase the cost to us and OPI of terminating these agreements, which may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or OPI from considering or proposing such an acquisition or could result in any competing proposal being at a significantly lower price than it might otherwise be.
The pendency of the Merger could adversely affect our and OPI’s business and operations.
During the pendency of the Merger, due to operating covenants in the Merger Agreement, we and OPI may each be unable to undertake or pursue certain strategic transactions or significant capital projects, financing transactions or other actions that are not in the ordinary course of business, even if such actions may be beneficial to us or OPI. In addition, some tenants, managers or operators may delay or defer decisions related to their business dealings with us and OPI during the pendency of the Merger, which could negatively impact the revenues, earnings, cash flows or expenses of us and/or OPI, regardless of whether the Merger is completed.
Our shareholders will be diluted by the consummation of the Merger.
The consummation of the Merger will result in our shareholders having an ownership stake in OPI that is smaller than their current stake in us. Upon consummation of the Merger, based upon the number of our common shares and OPI Common Shares outstanding as of the date of the Merger Agreement, we estimate that OPI shareholders immediately prior to the Merger (in their capacities as such) will own approximately 58% of the combined company as a result of the Merger and our shareholders immediately prior to the Merger (in their capacities as such) will own approximately 42% of the combined company as a result of the Merger, in each case without taking into account whether any of our or OPI’s shareholders were also shareholders of OPI or us, respectively, at that time. Consequently, our shareholders may have less influence over the management and policies of the combined company after the Effective Time than they currently exercise over our management and policies.

Our Trustees and executive officers, OPI’s trustees and executive officers and RMR may have interests in the Merger that are different from, or in addition to, the interests of our and OPI’s shareholders, generally. This may create a potential divergence of interest or the appearance thereof, which may lead to increased dissident shareholder activity, including litigation.
The interests of our and OPI’s respective trustees and executive officers and of RMR include, among other things, the continued service as a trustee or executive officer of the combined company following the Merger, as applicable, certain rights to continuing indemnification and directors’ and officers’ liability insurance for our trustees and executive officers, continuation of OPI’s business and property management agreements with RMR following the Merger and the potential for increased fees payable to RMR in connection with the Merger. There is a risk that these interests may influence our and OPI’s respective trustees and executive officers and RMR to support the Merger.
These interests of our and OPI’s respective trustees and executive officers and of RMR in the Merger may increase the risk of litigation intended to enjoin or prevent the Merger and the risk of other dissident shareholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The relationships described above may precipitate such activities by dissident shareholders and, if instituted against us or OPI or our respective trustees or executive officers, such activities could result in substantial costs, a material delay or prevention of the Merger and a diversion of management’s attention, even if the shareholder action is without merit or unsuccessful.
Lawsuits may be commenced seeking to enjoin or prevent the Merger or seeking other relief which may delay or prevent the completion of the Merger and result in us or OPI incurring substantial costs.
Public company merger and acquisition transactions are often subject to lawsuits initiated by plaintiff’s counsel seeking to enjoin or prevent the transaction or obtain other relief. We, our Trustees, officers and advisors and OPI, its trustees, officers and advisors may become subject to similar litigation with respect to the Merger. We are aware that several law firms have indicated that they are investigating the Merger and related matters, including actions taken by our board of trustees, to determine whether they may seek to assert claims. Any such lawsuit could seek, among other things, injunctive or other equitable relief including a request to rescind parts of the Merger Agreement and to otherwise enjoin the parties from consummating the Merger, as well as require payment of fees and other costs by the defendants. We, OPI and any other defendant may incur substantial costs defending any such lawsuit, including the distraction of management’s attention, even if such lawsuits are without merit or unsuccessful. No assurance can be provided as to the outcome of any such lawsuits. If the plaintiffs were successful in obtaining an injunction prohibiting the parties from completing the Merger or in obtaining other relief, the completion of the Merger may be prevented or delayed or its terms could change.
Following the Merger, the principal amount of OPI’s indebtedness will increase and OPI may need to incur more debt in the future. Such increase in OPI’s indebtedness may increase the risks OPI faces.
OPI expects to assume certain of our existing indebtedness upon consummation of the Merger. As of March 31, 2023, OPI had indebtedness of approximately $2.5 billion in principal amount and we had indebtedness of approximately $2.8 billion in principal amount. OPI’s increased indebtedness could have important consequences to holders of OPI Common Shares, including:
•increasing OPI’s vulnerability to general adverse economic and industry conditions, including inflationary pressures and rising and sustained high interest rates;
•requiring OPI to use a substantial portion of its cash flow from operations to service its indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development or redevelopment projects and other general corporate purposes and reduce the cash available for distributions;
•limiting OPI’s ability to obtain additional financing on favorable terms or at all in order to refinance existing debts or fund working capital, capital expenditures, development or redevelopment projects, acquisitions, other debt service requirements or for other general corporate purposes;
•increasing the costs to OPI of incurring additional debt;
•increasing OPI’s exposure to floating interest rates;

•limiting OPI’s ability to compete with other companies that are not as highly leveraged, as OPI may be less capable of responding to adverse economic and industry conditions;
•restricting OPI from making strategic acquisitions, developing or redeveloping properties, or exploiting business opportunities;
•restricting the way in which OPI conducts its business because of financial and operating covenants in the agreements governing OPI’s existing and future indebtedness;
•exposing OPI to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on OPI’s business, financial condition and operating results; and
•limiting OPI’s ability to react to changing market conditions in the real estate industry.
The impact of any of these potential adverse consequences could have a material adverse effect on OPI’s results of operations, financial condition and liquidity. If OPI defaults under any of its debt obligations, OPI may be in default under its other debt agreements that have cross default provisions, including its credit agreement and its senior unsecured notes indentures and their supplements. In such case, OPI’s lenders or noteholders may demand immediate payment of any outstanding debt and OPI could be forced to liquidate its assets for less than the values OPI would receive in a more orderly process.
Risks Relating to Taxation
OPI may incur adverse tax consequences if we have failed or fail to qualify for taxation as a REIT for United States federal income tax purposes.
If we have failed or fail to qualify for taxation as a REIT for United States federal income tax purposes and the Merger is completed, OPI may inherit significant tax liabilities and could lose its qualification for taxation as a REIT should our disqualifying activities continue after the Merger. Even if OPI retains its qualification for taxation as a REIT, if we do not qualify for taxation as a REIT for a taxable year before the Merger or the taxable year that includes the Merger and if no relief is available, OPI will face serious tax consequences that could substantially reduce its cash available for distribution to its shareholders because:
•OPI, as successor by merger to us, will inherit any of our corporate income tax liabilities, including penalties and interest;
•OPI would be subject to tax on the built-in gain on each asset of ours existing at the Effective Time if we were to dispose of an asset of ours during the five year period following the Effective Time; and
•OPI, as successor by merger to us, will inherit any of our earnings and profits and could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the United States Internal Revenue Service) to eliminate any earnings and profits accumulated by us for taxable periods for which we did not qualify for taxation as a REIT.
As a result of these factors, our failure before the Merger to qualify for taxation as a REIT could impair OPI’s ability after the Merger to expand its business and raise capital, and could materially adversely affect the value of the OPI Common Shares.
Finally, if there is an adjustment to our real estate investment trust taxable income or dividends paid deductions, OPI could elect to use the deficiency dividend procedure in respect of preserving our REIT qualification. That deficiency dividend procedure could require OPI to make significant distributions to its shareholders and to pay significant interest to the United States Internal Revenue Service.
REITs are subject to a range of complex organizational and operational requirements.
As REITs, we and OPI must distribute to our respective shareholders with respect to each taxable year at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), without regard to the deduction for dividends paid and excluding net capital gain. A REIT must also meet certain requirements with respect to the nature of its income and assets and the ownership of its shares. For any taxable year that we or OPI fail to qualify for taxation as a REIT, we or OPI, as applicable, will not be allowed a deduction for distributions paid to our or OPI’s shareholders, as applicable, in computing taxable income, and thus would become subject to United States federal income tax as if we or OPI were a regular taxable corporation. In such an event, we or OPI, as the case may be, could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, we or OPI, as the case may be, would also be disqualified from treatment as a REIT for the four taxable years following the year in which we or OPI lost our qualification, and dispositions of assets within five years after requalifying as a REIT could give rise to gain that would be subject to corporate income tax. If we or OPI failed to qualify for taxation as a REIT, the market price of the OPI Common Shares may decline, and OPI may need to reduce substantially the amount of distributions to its shareholders because of its potentially increased tax liability.
Risks Relating to an Investment in OPI Common Shares Following the Merger
The market price of the OPI Common Shares may decline as a result of the Merger.
The market price of the OPI Common Shares may decline as a result of the Merger if OPI does not achieve the perceived benefits of the Merger or the effect of the Merger on OPI’s financial results is not consistent with the expectations of financial or industry analysts. In addition, upon consummation of the Merger, our shareholders and OPI shareholders will own OPI Common Shares, and OPI will operate an expanded business with a different mix of assets, risks and liabilities. Our and OPI’s respective current shareholders may not wish to continue to invest in OPI as the combined company, or for other reasons may wish to dispose of some or all of their OPI Common Shares. If, following the Effective Time, large amounts of OPI Common Shares are sold, the market price of the OPI Common Shares could decline.
The combined company may not continue to pay distributions at or above the rate currently paid by us or OPI.
OPI’s board of trustees reduced its cash distribution rate to $0.25 per share per quarter, or $1.00 per share per year, beginning in the second quarter of 2023. The combined company may not be able to increase or maintain this distribution rate for various reasons, including the following:
•the combined company may not have sufficient cash to pay such distributions due to capital expenditure requirements or changes in its cash requirements, cash flow or financial position, including as a result of the additional indebtedness incurred in connection with the Merger;
•decisions on whether, when and in what amounts to pay any future distributions will remain at all times entirely at the discretion of the combined company’s board of trustees, which reserves the right to change its distribution practices at any time and for any reason, subject to applicable REIT requirements; and
•any of the other risks described herein or in our Annual Report or OPI’s Annual Report on Form 10-K for the year ended December 31, 2022.
The timing, amount and form of any future combined company distributions will be determined at the discretion of the combined company’s board of trustees, and the combined company’s shareholders will have no contractual or other legal right to distributions that have not been declared by the combined company’s board of trustees.
Risks Relating to Going Concern
We have concluded that there is substantial doubt about our ability to continue as a going concern.
The senior living industry has been adversely affected by the continuing impact of the COVID-19 pandemic as well as current economic and market conditions. These conditions continue to have a significant negative impact on our results of operations, financial condition and cash flows. Our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of March 31, 2023. We cannot be certain how long this ratio will remain below 1.5x, and we are unable to issue any debt until this ratio is at or above 1.5x on a pro forma basis. As of March 31, 2023, we had $380.1 million of cash and cash equivalents and $450.0 million in outstanding borrowings under our credit facility, and our credit facility matures on January 15, 2024. Our credit facility is secured by 61 properties which had an appraised value in excess of $1.3 billion based on appraisals completed to secure our credit facility. We also have $250.0 million of senior notes maturing on May 1, 2024.
As discussed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, based on these challenges and upcoming debt maturities, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year after the date of issuance of these financial statements, or May 8, 2023. Our continuation as a going concern is dependent upon many factors, including our ability to complete the Merger, meet our debt covenants and repay our debts and other obligations when due. While we believe the Merger will alleviate the substantial doubt about our ability to continue as a going concern, the Merger is subject to shareholder approval and other closing conditions and we cannot provide assurance that the Merger will be completed on the contemplated terms or timeline or at all. In the event that the Merger is not completed, the perception of our ability to continue as a going concern may make it more difficult for us to refinance our existing debt and could result in the loss of confidence by investors. We cannot be sure that we will be able to obtain any future financing, and any such financing we may obtain may not be sufficient to repay our existing debt. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2023:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	3,744	$0.66	—	$—
March 1 - March 31, 2023	2,231	1.35	—	—
Total	5,975	$0.92	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former officers and employees of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
Item 6. Exhibits.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 11, 2023, by and among Office Properties Income Trust and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K filed on April 12, 2023.)

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

4.11
Supplemental Indenture, dated as of November 22, 2022, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 9.750% Senior Notes due 2025. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.)

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

4.15
Supplemental Indenture, dated as of November 22, 2022, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 4.375% Senior Notes due 2031. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.)

4.16
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 8, 2015.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Letter Agreement, dated as of April 11, 2023, among the Company, Office Properties Income Trust and The RMR Group LLC. (Incorporated by reference to the Company's Current Report on Form 8-K filed on April 12, 2023.)

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

Dated: May 8, 2023

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: May 8, 2023