Form 10-Q
period 2023-06-30
DIVERSIFIED HEALTHCARE TRUST
filed 2023-08-01
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of July 27, 2023: 239,786,763

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

June 30, 2023

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Real estate properties:
Land	$656,245	$668,918
Buildings and improvements	6,055,915	6,023,625
Total real estate properties, gross	6,712,160	6,692,543
Accumulated depreciation	(1,908,410)	(1,828,352)
Total real estate properties, net	4,803,750	4,864,191

Investments in unconsolidated joint ventures	155,119	155,477
Assets of properties held for sale	22,023	385
Cash and cash equivalents	338,431	658,065
Restricted cash	18,652	30,237
Acquired real estate leases and other intangible assets, net	39,309	45,351
Other assets, net	208,191	248,387
Total assets	$5,585,475	$6,002,093

Liabilities and Shareholders' Equity
Credit facility	$450,000	$700,000
Senior unsecured notes, net	2,320,113	2,317,700
Secured debt and finance leases, net	14,390	30,177
Liabilities of properties held for sale	305	—
Accrued interest	28,215	29,417
Other liabilities	263,063	286,188
Total liabilities	3,076,086	3,363,482

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 239,792,354 and 239,694,842 shares issued and outstanding, respectively	2,398	2,397
Additional paid in capital	4,617,831	4,617,031
Cumulative net income	1,946,621	2,071,850
Cumulative distributions	(4,057,461)	(4,052,667)
Total shareholders' equity	2,509,389	2,638,611
Total liabilities and shareholders' equity	$5,585,475	$6,002,093
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental income	$61,373	$62,522	$127,811	$127,807
Residents fees and services	284,846	250,506	564,438	495,954
Total revenues	346,219	313,028	692,249	623,761

Expenses:
Property operating expenses	286,228	266,066	572,308	534,808
Depreciation and amortization	68,394	58,261	133,194	115,520
General and administrative	7,284	7,207	13,157	14,492
Acquisition and certain other transaction related costs	6,043	609	6,136	1,537
Impairment of assets	11,299	—	17,224	—
Total expenses	379,248	332,143	742,019	666,357

(Loss) gain on sale of properties	—	(686)	1,233	327,108
Gains and losses on equity securities, net	—	(10,157)	8,126	(18,710)
Interest and other income	5,134	2,266	9,329	2,661
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,249, $2,318, $4,323 and $4,790, respectively)	(47,384)	(55,975)	(95,164)	(113,106)
Loss on modification or early extinguishment of debt	—	(29,560)	(1,075)	(30,043)
(Loss) income before income tax (expense) benefit and equity in net earnings of investees	(75,279)	(113,227)	(127,321)	125,314
Income tax (expense) benefit	(221)	640	(190)	(832)
Equity in net earnings of investees	2,929	3,204	2,282	6,558
Net (loss) income	$(72,571)	$(109,383)	$(125,229)	$131,040

Weighted average common shares outstanding (basic and diluted)	238,682	238,197	238,636	238,173

Per common share amounts (basic and diluted):
Net (loss) income	$(0.30)	$(0.46)	$(0.52)	$0.55

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total Equity
Balance at December 31, 2022:	239,694,842	$2,397	$4,617,031	$2,071,850	$(4,052,667)	$2,638,611
Net loss	—	—	—	(52,658)	—	(52,658)
Distributions	—	—	—	—	(2,397)	(2,397)
Share grants	—	—	270	—	—	270
Share repurchases	(5,975)	—	(6)	—	—	(6)
Share forfeitures	(6,400)	—	(1)	—	—	(1)
Balance at March 31, 2023:	239,682,467	2,397	4,617,294	2,019,192	(4,055,064)	2,583,819
Net loss	—	—	—	(72,571)	—	(72,571)
Distributions	—	—	—	—	(2,397)	(2,397)
Share grants	140,000	1	567	—	—	568
Share repurchases	(24,513)	—	(27)	—	—	(27)
Share forfeitures	(5,600)	—	(3)	—	—	(3)
Balance at June 30, 2023:	239,792,354	$2,398	$4,617,831	$1,946,621	$(4,057,461)	$2,509,389

Balance at December 31, 2021:	238,994,894	$2,390	$4,615,475	$2,087,624	$(4,043,099)	$2,662,390
Net income	—	—	—	240,423	—	240,423
Distributions	—	—	—	—	(2,390)	(2,390)
Share grants	—	—	318	—	—	318
Share repurchases	(1,698)	—	(5)	—	—	(5)
Share forfeitures	(4,900)	—	(3)	—	—	(3)
Balance at March 31, 2022:	238,988,296	2,390	4,615,785	2,328,047	(4,045,489)	2,900,733
Net loss	—	—	—	(109,383)	—	(109,383)
Distributions	—	—	—	—	(2,390)	(2,390)
Share grants	140,000	1	668	—	—	669
Share forfeitures	(4,800)	—	(4)	—	—	(4)
Balance at June 30, 2022:	239,123,496	$2,391	$4,616,449	$2,218,664	$(4,047,879)	$2,789,625
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(125,229)	$131,040
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	133,194	115,520
Net amortization of debt premiums, discounts and issuance costs	4,323	4,790
Straight line rental income	2,009	(4,455)
Amortization of acquired real estate leases	(286)	162
Loss on modification or early extinguishment of debt	1,075	30,043
Impairment of assets	17,224	—
Gain on sale of properties	(1,233)	(327,108)
Gains and losses on equity securities, net	(8,126)	18,710
Other non-cash adjustments, net	(1,051)	(905)
Unconsolidated joint venture distributions	2,640	5,660
Equity in net earnings of investees	(2,282)	(6,558)
Change in assets and liabilities:
Deferred leasing costs, net	(4,071)	(4,968)
Other assets	29,992	25,922
Accrued interest	(1,202)	(2,206)
Other liabilities	(15,254)	(17,503)
Net cash provided by (used in) operating activities	31,723	(31,856)

Cash flows from investing activities:
Real estate improvements	(107,934)	(116,640)
Proceeds from sale of properties, net	3,548	792
Proceeds from sale of properties to joint venture, net	—	643,892
Proceeds from sale of interest in joint venture, net	—	(330)
Proceeds from AlerisLife Inc. tender offer	14,006	—
Net cash (used in) provided by investing activities	(90,380)	527,714

Cash flows from financing activities:
Repayments of borrowings on credit facility	(250,000)	(100,000)
Redemption of senior unsecured notes	—	(500,000)
Repayment of other debt	(15,678)	(12,421)
Loss on early extinguishment of debt settled in cash	—	(24,375)
Payment of debt issuance costs	(2,057)	(2,820)
Repurchase of common shares	(33)	(5)
Distributions to shareholders	(4,794)	(4,780)
Net cash used in financing activities	(272,562)	(644,401)

Decrease in cash and cash equivalents and restricted cash	(331,219)	(148,543)
Cash and cash equivalents and restricted cash at beginning of period	688,302	1,016,945
Cash and cash equivalents and restricted cash at end of period	$357,083	$868,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$92,043	$110,522
Income taxes paid	$675	$895

Non-cash investing activities:
Decrease in assets resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	$—	$(355,669)
Change in assets resulting from the sale of interest in joint venture:
Investments in unconsolidated joint ventures	$—	$(108,246)
Other assets, net	$—	$108,956
Real estate improvements accrued, not paid	$26,154	$24,325
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of June 30,
	2023	2022
Cash and cash equivalents	$338,431	$705,160
Restricted cash (1)	18,652	163,242
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$357,083	$868,402
(1) As of June 30, 2023 and 2022, restricted cash consisted of proceeds from the sale of assets and proceeds from the sale of joint venture interests held as collateral pursuant to the agreement governing our credit facility, or our credit agreement. Subsequently, these funds were used to pay for approved expenditures in accordance with our credit agreement. Restricted cash also consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties.

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
Going Concern
The senior living industry has been adversely affected by the continuing impact of the COVID-19 pandemic as well as the current economic and market conditions. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. Although there have been signs of recovery and increased demand when compared to the low levels during the COVID-19 pandemic, the recovery of our senior housing operating portfolio, or SHOP, segment has been slower than previously anticipated, and we cannot be sure when or if the senior housing business will return to historic pre-pandemic levels. To mitigate the effects of the slow recovery coming from the COVID-19 pandemic and the increased variability in operating cash flows from our SHOP communities, we continue to work with our senior living operators to manage costs, especially labor costs, and to increase rates and occupancy. However, increased operating costs resulting from difficult labor market conditions and wage and commodity price inflation, among other things, continue to negatively impact margins. In order to increase the probability of a recovery of our cash flows, we have continued to invest capital in our SHOP segment, which has reduced our cash balances since the filing of our Annual Report on March 1, 2023. Our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of June 30, 2023, and we cannot be certain how long this ratio will remain below 1.5x. We are unable to refinance existing or maturing debt or issue new debt until this ratio is at or above 1.5x on a pro forma basis. As of June 30, 2023, we had $338,431 of cash and cash equivalents and $700,000 of outstanding debt due within one year from the date of issuance of these financial statements, August 1, 2023. This included $450,000 in outstanding borrowings under our credit facility, which matures on January 15, 2024. Our credit facility is secured by 61 properties which had an

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
appraised value of approximately $1,046,770 based on appraisals completed in June 2023. In addition to our credit facility maturity in January of 2024, we also have $250,000 of senior notes that mature on May 1, 2024.
Based on the challenges described above, as well as our reduced cash balances, additional capital commitments in both our Office Portfolio and SHOP segments and upcoming debt maturities, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, August 1, 2023. As described below, we have entered into an agreement to merge with and into Office Properties Income Trust, or OPI. The combined company is expected to be in compliance with its financial covenants following the closing of the merger, which is expected to provide the combined company with increased access to debt capital. While we believe this transaction will alleviate the substantial doubt about our ability to continue as a going concern, we cannot provide assurance that the merger will close on the contemplated terms or timeline or at all. If the merger does not close, we will seek to raise additional capital, but we are limited in the type of financings we can pursue as we cannot refinance existing or maturing debt or issue new debt, as described above. Due to challenging capital market conditions, we do not believe it is probable as of the date of issuance of these financial statements, August 1, 2023, that we will raise sufficient capital to meet our upcoming contractual commitments. As of August 1, 2023, we cannot demonstrate that our management's plans to alleviate substantial doubt about our ability to continue as a going concern will be probable in mitigating the conditions that raise the substantial doubt because our plan to merge with OPI is subject to shareholder and other customary approvals and our potential plan to raise rescue capital is subject to market conditions beyond our control.
Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Pending Merger with Office Properties Income Trust
On April 11, 2023, we and OPI entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, we will be merged with and into OPI, with OPI continuing as the surviving entity in the merger, or the Merger. Subject to the satisfaction or waiver of closing conditions, the Merger is expected to close during the third quarter of 2023.
Pursuant to the terms and subject to the conditions and limitations set forth in the Merger Agreement, at the date and time the Merger becomes effective, or the Effective Time, each of our common shares of beneficial interest, $.01 par value per share, or our common shares, issued and outstanding as of immediately prior to the Effective Time will be automatically converted into the right to receive 0.147 (such ratio, the Exchange Ratio) common shares of beneficial interest, $.01 par value per share, of OPI, or the OPI Common Shares, subject to adjustment for certain reclassifications, distributions, recapitalizations or similar transactions and other exceptional distributions as described in the Merger Agreement, with cash paid in lieu of fractional shares. At the Effective Time, any outstanding unvested common share awards under our equity compensation plan will be converted into an award under OPI’s equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, of a number of OPI Common Shares determined by multiplying the number of our unvested common shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). Other than as provided in the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or the OPI Common Shares prior to the Effective Time. The OPI Common Shares issued and outstanding immediately prior to the Effective Time will remain issued and outstanding common shares of beneficial ownership of the surviving entity following the Merger. OPI expects to change its name from “Office Properties Income Trust” to “Diversified Properties Trust” and, following the Effective Time, will change its ticker symbol to "DPT".
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The consummation of the Merger is subject to the satisfaction or waiver of closing conditions, including, among others: (1) the approval of the Merger by the affirmative vote of at least a majority of all the votes entitled to be cast by holders of our outstanding common shares at the meeting held for that purpose; (2) the approval of the Merger by the affirmative vote of at least a majority of all the votes entitled to be cast by holders of outstanding OPI Common Shares at the meeting held for that purpose; (3) the approval of the issuance of the OPI Common Shares to be issued in the Merger, or the Share Issuance, by the affirmative vote of at least a majority of all votes cast by holders of outstanding OPI Common Shares at the meeting held for that purpose; (4) the absence of any statute, rule or regulation by any governmental entity of competent jurisdiction or any temporary, preliminary or permanent judgment, order or decree by any court of competent jurisdiction which would prohibit or make illegal or prevent the consummation of the Merger or any of the transactions contemplated by the Merger Agreement; (5) the effectiveness of the registration statement on Form S-4, as amended, or the Form S-4, filed by OPI with the Securities and Exchange Commission, or the SEC, in connection with the Share Issuance; (6) the approval (subject to notice of issuance) of The Nasdaq Stock Market LLC, or Nasdaq, of the listing of the OPI Common Shares to be issued in the Merger; (7) the extension or replacement of OPI’s existing revolving credit facility, on terms that, among other things, would not be reasonably likely to be materially adverse to the business, operations or financial condition of OPI after giving effect to the Merger and would not delay or prevent the consummation of the Merger; (8) the receipt of certain tax opinions by us and OPI; and (9) the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed or complied in all material respects with its agreements and covenants in the Merger Agreement.
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

Note 2.  Real Estate Investments
As of June 30, 2023, we wholly owned 376 properties located in 36 states and Washington, D.C., including four properties classified as held for sale and five closed senior living communities, and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states.
Joint Venture Activities:
As of June 30, 2023, we had equity investments in joint ventures as follows:

Joint Venture	DHC Ownership	DHC Carrying Value of Investment at June 30, 2023	Number of Properties	Location	Square Feet
Seaport Innovation LLC	10%	$106,305	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	48,814	10	CA, MA, NY, TX, WA	1,068,763
		$155,119	11		2,203,242
The following table provides a summary of the mortgage debts of these joint ventures:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance at June 30, 2023 (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2)	3.53%	8/6/2026	$620,000
Mortgage Notes Payable (secured by nine properties in five states) (3)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (3) (4)	5.90%	2/9/2024	266,825
	4.10%		$1,076,625
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
(4)The maturity date of February 9, 2024 is subject to three, one year extension options and requires interest to be paid at an annual rate based on the secured overnight financing rate, or SOFR, plus a premium of 1.90%. The interest rate is as of June 30, 2023. This joint venture has also purchased an interest rate cap through February 2024 with a SOFR strike rate equal to 4.00%.

In December 2021, we sold an additional 35% equity interest from our then remaining 55% equity interest in the Seaport JV to another third party institutional investor for $378,000, before closing costs and other adjustments. Effective as of the date of the sale, we deconsolidated this joint venture and we now account for this joint venture using the equity method of accounting under the fair value option. Prior to the deconsolidation of the net assets of this joint venture, the joint venture investor's interest in this consolidated entity was reflected as noncontrolling interest in our consolidated financial statements. In June 2022, we sold an additional 10% equity interest from our then remaining 20% equity interest in the Seaport JV to an existing joint venture investor for $108,000, before closing costs and other adjustments. We recognized a net loss on sale of $1,226 related to this transaction during the six months ended June 30, 2022, which is included in (loss) gain on sale of properties in our condensed consolidated statements of comprehensive income (loss). After giving effect to these sales, we continue to own a 10% equity interest in this joint venture. Our initial investment amount was based on a property valuation of $1,700,000, less $620,000 of existing mortgage debts on the property that this joint venture assumed. See Note 5 for more information regarding the valuation of our investment in this joint venture.
In January 2022, we entered into a joint venture with two unrelated third party institutional investors for 10 medical office and life science properties we owned, or the LSMD JV. We sold equity interests in this joint venture to those investors for aggregate proceeds, before closing costs and other adjustments, of approximately $653,300. We deconsolidated the net assets of these properties effective as of the date of the sale and recognized a net gain on sale of $327,542 related to this transaction during the six months ended June 30, 2022, which is included in (loss) gain on sale of properties in our condensed consolidated statements of comprehensive income (loss). The equity interests that the investors acquired from us equaled 41% and 39%, respectively, of the total equity interests in the joint venture and we retained a 20% equity interest in the joint venture. Following the sale, we account for this joint venture using the equity method of accounting under the fair value option. The initial investment amounts were based upon a property valuation of approximately $702,500, less approximately $456,600 of secured debt on the properties incurred by this joint venture. See Note 5 for more information regarding the valuation of our investment in this joint venture.
Acquisitions and Dispositions:
During the six months ended June 30, 2023, we sold three properties for an aggregate sales price of $2,800, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions, individually or in the aggregate, and we do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Sales Price (1)	Gain on Sale
February 2023	Pennsylvania and South Carolina	Senior Living	3	$2,800	$293
(1)Sales price excludes closing costs.
During the six months ended June 30, 2023, we recognized a gain of $940 related to the sales of skilled nursing bed licenses at certain of our senior living communities.
As of June 30, 2023, we had four properties classified as held for sale in our condensed consolidated balance sheet as follows:

Type of Property	Number of Properties	Real Estate Properties, Net
Life Science and Medical Office	4	$21,786
As of July 27, 2023, these properties were under agreements to sell for an aggregate sales price of approximately $23,400, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.
We did not acquire any properties during the six months ended June 30, 2023.
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
During the six months ended June 30, 2023, we recorded impairment charges of $11,299 related to four life science and medical office properties that were classified as held for sale as of June 30, 2023. We also recorded impairment charges of $2,308 to adjust the carrying value of one medical office property and $3,617 to adjust the carrying value of one senior living community to their respective estimated fair value.

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
We decreased rental income to record revenue on a straight line basis by $4,457 and $2,009 for the three and six months ended June 30, 2023, respectively, and we increased rental income to record revenue on a straight line basis by $2,710 and $4,455 for the three and six months ended June 30, 2022, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $74,197 and $76,363 of straight line rent receivables at June 30, 2023 and December 31, 2022, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $12,575 and $10,430 for the three months ended June 30, 2023 and 2022, respectively, of which tenant reimbursements totaled $12,525 and $10,350, respectively, and $24,561 and $21,138 for the six months ended June 30, 2023 and 2022, respectively, of which tenant reimbursements totaled $24,449 and $21,013, respectively.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $24,950 and $25,331, respectively, as of June 30, 2023, and $26,508 and $26,889, respectively, as of December 31, 2022. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4.  Indebtedness
Our principal debt obligations, excluding any debt obligations of our joint ventures, at June 30, 2023 were: (1) $450,000 of outstanding borrowings under our credit facility; (2) $2,350,000 outstanding principal amount of senior unsecured notes; and (3) $9,872 principal amount of a mortgage note secured by one property. This mortgaged property had a gross book value of $14,925 at June 30, 2023. We also had two properties subject to finance leases with lease obligations totaling $4,518 at June 30, 2023; these two properties had gross book value and accumulated depreciation of $43,026 and $19,580, respectively, at June 30, 2023, and $41,543 and $19,196, respectively, at December 31, 2022, and the finance leases expire in 2026.
We have a $450,000 credit facility that is used for general business purposes. The maturity date of our credit facility is January 2024. As of June 30, 2023, our credit facility required interest to be paid on borrowings at the annual rate of 8.1%, plus a facility fee of $338 per quarter.
The weighted average annual interest rates for borrowings under our credit facility were 8.1% and 3.3% for the three months ended June 30, 2023 and 2022, respectively, and 7.6% and 3.1% for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and July 27, 2023, we were fully drawn under our credit facility.
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
•the facility commitments were reduced from $586,373 to $450,000 following our repayment of $136,373 in then outstanding borrowings, and as a result of the reduction in commitments, we recorded a loss on modification or early extinguishment of debt of $1,075 for the six months ended June 30, 2023;
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
Pursuant to our credit agreement, we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit agreement and agreed to provide, and as of September 2021 had provided, first mortgage liens on 61 medical office and life science properties with an aggregate gross book value of real estate assets of $1,004,700 as of June 30, 2023 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added based on outstanding debt amounts, among other things.
Our credit agreement requires us to maintain collateral properties with an aggregate appraised value of at least $1,090,909, and allows Wells Fargo Bank, National Association, as administrative agent under our credit facility, or the Administrative Agent, to periodically reappraise the collateral properties. On June 23, 2023, the Administrative Agent notified us that the reappraised value of the 61 medical office and life science properties securing our credit facility had declined from $1,337,200

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
to $1,046,770, below the $1,090,909 threshold required under our credit agreement. Failure to meet the required threshold constitutes a non-monetary event of default under our credit agreement. In July 2023, we obtained a limited waiver from the Administrative Agent and requisite lenders under our credit facility, which waived the event of default and decreased the required appraised value of the collateral properties through September 30, 2023, the outside closing date for the Merger.
In April 2023, we prepaid a mortgage note secured by one of our senior living communities with an outstanding principal balance of approximately $14,565, a maturity date in June 2023 and an annual interest rate of 6.64%, using cash on hand.
Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of June 30, 2023, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as the effects of the slower than anticipated recovery of our SHOP business from the COVID-19 pandemic, wage and commodity price inflation, rising interest rates, geopolitical risks and other economic, market and industry conditions continued to adversely impact our operations. We are unable to refinance existing or maturing debt or issue new debt until this ratio is at or above 1.5x on a pro forma basis. As of June 30, 2023, other than the non-monetary event of default and subject to the waivers discussed above, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations. Although we have taken steps to enhance our ability to maintain sufficient liquidity, including entering into the Merger Agreement, a delay in the completion of the Merger or failure to complete the Merger, and a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, downturns or recessions, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. Further, if we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections.

Note 5.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at June 30, 2023 and December 31, 2022, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of June 30, 2023		As of December 31, 2022
Description	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Recurring Fair Value Measurements Assets:
Investment in AlerisLife (Level 1) (1)	$—	$—	$5,880	$5,880
Investment in unconsolidated joint venture (Level 3) (2)	$106,305	$106,305	$104,697	$104,697
Investment in unconsolidated joint venture (Level 3) (3)	$48,814	$48,814	$50,780	$50,780
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (Level 2) (4)	$22,004	$22,004	$—	$—
(1)On February 2, 2023, in connection with the proposed acquisition of AlerisLife Inc., or AlerisLife, by a subsidiary of ABP Trust, which is the controlling shareholder of The RMR Group Inc., or RMR Inc., we agreed to tender all of the 10,691,658 shares of common stock of AlerisLife, we owned at a price of $1.31 per share, and the acquisition was completed on March 20, 2023. Prior to March 20, 2023, these AlerisLife common shares were included in other assets, net in our condensed consolidated balance sheets, and were reported at fair value, which was based upon quoted market prices on Nasdaq (Level 1 inputs). During the three months ended June 30, 2022, we recorded an unrealized loss of $10,157, and during the six months ended June 30, 2023 and 2022, we recorded an unrealized gain of $8,126

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
and an unrealized loss of $18,710, respectively, which are included in gains and losses on equity securities, net in our condensed consolidated statements of comprehensive income (loss), to adjust the carrying value of our former investment in AlerisLife common shares to their fair value. See Note 10 for further information about our investment in AlerisLife.
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
(4)We have assets in our condensed consolidated balance sheets that are measured at fair value on a non-recurring basis. During the three months ended June 30, 2023, we recorded impairment charges of $11,299 to reduce the carrying value of four medical office and life science properties that are classified as held for sale to their estimated sales price, less estimated costs to sell, based on the aggregate sales prices of $22,004 under agreements to sell that we have entered into with third parties for these medical office and life science properties. See Note 2 for further information about impairment charges and the properties we have classified as held for sale.
In addition to the assets described in the table above, our financial instruments at June 30, 2023 and December 31, 2022 included cash and cash equivalents, restricted cash, certain other assets, our credit facility, senior unsecured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of June 30, 2023		As of December 31, 2022
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 4.750% coupon rate, due 2024	$249,767	$232,783	$249,628	$211,250
Senior unsecured notes, 9.750% coupon rate, due 2025	496,583	479,605	495,710	478,985
Senior unsecured notes, 4.750% coupon rate, due 2028	494,109	352,765	493,473	284,375
Senior unsecured notes, 4.375% coupon rate, due 2031	493,416	364,470	492,986	317,130
Senior unsecured notes, 5.625% coupon rate, due 2042	342,755	180,600	342,565	151,200
Senior unsecured notes, 6.250% coupon rate, due 2046	243,483	143,100	243,338	115,300
Secured debts (2)	14,390	12,266	30,177	28,275
	$2,334,503	$1,765,589	$2,347,877	$1,586,515
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
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 inputs) as of June 30, 2023 and December 31, 2022. We estimated the fair values of our four issuances of senior unsecured notes due 2024, 2025, 2028 and 2031 using an average of the bid and ask price on Nasdaq on or about June 30, 2023 and December 31, 2022 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 6.  Shareholders' Equity
Common Share Awards:
On June 5, 2023, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 20,000 of our common shares, valued at $1.74 per share, the closing price of our common shares on Nasdaq on that day.
Common Share Purchases:
During the three and six months ended June 30, 2023, we purchased an aggregate of 24,513 and 30,488 of our common shares, respectively, valued at a weighted average share price of $1.14 and $1.09 per common share, respectively, from certain former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the six months ended June 30, 2023, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.01	$2,397
April 13, 2023	April 24, 2023	May 18, 2023	0.01	2,397
			$0.02	$4,794
On July 13, 2023, we declared a quarterly distribution to common shareholders of record on July 24, 2023 of $0.01 per share, or approximately $2,398. We expect to pay this distribution on or about August 17, 2023.

Note 7.  Segment Reporting
We operate in, and report financial information for, the following two segments: Office Portfolio and SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities on our behalf.
We also report “non-segment” operations, which consists of triple net leased senior living communities and wellness centers that are leased to third party operators from which we receive rents, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2023
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$53,368	$—	$8,005	$61,373
Residents fees and services	—	284,846	—	284,846
Total revenues	53,368	284,846	8,005	346,219

Expenses:
Property operating expenses	23,938	261,959	331	286,228
Depreciation and amortization	22,855	43,152	2,387	68,394
General and administrative	—	—	7,284	7,284
Acquisition and certain other transaction related costs	—	—	6,043	6,043
Impairment of assets	11,299	—	—	11,299
Total expenses	58,092	305,111	16,045	379,248

Interest and other income	—	1,466	3,668	5,134
Interest expense	(116)	(152)	(47,116)	(47,384)
Loss before income tax expense and equity in net earnings of investees	(4,840)	(18,951)	(51,488)	(75,279)
Income tax expense	—	—	(221)	(221)
Equity in net earnings of investees	2,929	—	—	2,929
Net loss	$(1,911)	$(18,951)	$(51,709)	$(72,571)

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2023
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$110,390	$—	$17,421	$127,811
Residents fees and services	—	564,438	—	564,438
Total revenues	110,390	564,438	17,421	692,249

Expenses:
Property operating expenses	47,453	524,288	567	572,308
Depreciation and amortization	42,890	85,304	5,000	133,194
General and administrative	—	—	13,157	13,157
Acquisition and certain other transaction related costs	—	—	6,136	6,136
Impairment of assets	13,607	3,617	—	17,224
Total expenses	103,950	613,209	24,860	742,019

Gain on sale of properties	—	1,233	—	1,233
Gains on equity securities, net	—	—	8,126	8,126
Interest and other income	—	1,466	7,863	9,329
Interest expense	(225)	(423)	(94,516)	(95,164)
Loss on modification or early extinguishment of debt	—	—	(1,075)	(1,075)
Income (loss) before income tax expense and equity in net earnings of investees	6,215	(46,495)	(87,041)	(127,321)
Income tax expense	—	—	(190)	(190)
Equity in net earnings of investees	2,282	—	—	2,282
Net income (loss)	$8,497	$(46,495)	$(87,231)	$(125,229)
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services established a Provider Relief Fund. Subsequently, the American Rescue Plan Act, or ARPA, was enacted. Retention and use of the funds received under the CARES Act and ARPA are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned. We recognize income from government grants on a systematic and rational basis over the period in which we recognize the related expenses or loss of revenues for which the grants are intended to compensate when there is reasonable assurance that we will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. We have received funds related to certain programs under the CARES Act, ARPA and various state programs in which certain of our communities in our SHOP segment are located. We have recognized $1,466 and $959 with respect to those funds we received as interest and other income in our condensed consolidated statements of comprehensive income (loss) with respect to our SHOP segment for the six months ended June 30, 2023 and 2022, respectively.

	As of June 30, 2023
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,922,835	$3,185,289	$477,351	$5,585,475

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$52,610	$—	$9,912	$62,522
Residents fees and services	—	250,506	—	250,506
Total revenues	52,610	250,506	9,912	313,028

Expenses:
Property operating expenses	22,026	244,040	—	266,066
Depreciation and amortization	17,997	37,369	2,895	58,261
General and administrative	—	—	7,207	7,207
Acquisition and certain other transaction related costs	—	—	609	609
Total expenses	40,023	281,409	10,711	332,143

(Loss) gain on sale of properties	(1,226)	540	—	(686)
Losses on equity securities, net	—	—	(10,157)	(10,157)
Interest and other income	—	760	1,506	2,266
Interest expense	(216)	(491)	(55,268)	(55,975)
Gain (loss) on modification or early extinguishment of debt	16	—	(29,576)	(29,560)
Income (loss) before income tax benefit and equity in net earnings of investees	11,161	(30,094)	(94,294)	(113,227)
Income tax benefit	—	—	640	640
Equity in net earnings of investees	3,204	—	—	3,204
Net income (loss)	$14,365	$(30,094)	$(93,654)	$(109,383)

	For the Six Months Ended June 30, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$107,607	$—	$20,200	$127,807
Residents fees and services	—	495,954	—	495,954
Total revenues	107,607	495,954	20,200	623,761

Expenses:
Property operating expenses	45,473	489,335	—	534,808
Depreciation and amortization	36,387	73,352	5,781	115,520
General and administrative	—	—	14,492	14,492
Acquisition and certain other transaction related costs	—	—	1,537	1,537
Total expenses	81,860	562,687	21,810	666,357

Gain on sale of properties	326,316	792	—	327,108
Losses on equity securities, net	—	—	(18,710)	(18,710)
Interest and other income	—	959	1,702	2,661
Interest expense	(581)	(985)	(111,540)	(113,106)
Gain (loss) on modification or early extinguishment of debt	16	—	(30,059)	(30,043)
Income (loss) before income tax expense and equity in net earnings of investees	351,498	(65,967)	(160,217)	125,314
Income tax expense	—	—	(832)	(832)
Equity in net earnings of investees	6,558	—	—	6,558
Net income (loss)	$358,056	$(65,967)	$(161,049)	$131,040

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
In February 2022, we closed a senior living community that had previously been managed by Five Star. We are assessing opportunities to redevelop that property. This community was one of the 108 communities that we and Five Star agreed in 2021 to transition to other third party managers or close. As of December 31, 2021, we had transitioned the other 107 senior living communities, containing 7,340 living units, from Five Star to other third party managers. We incurred costs related to retention and other transition costs for these communities. We recorded $517 and $1,445 for the three and six months ended June 30, 2022, respectively, of these costs to acquisition and certain other transaction related costs in our condensed consolidated statements of comprehensive income (loss).
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
Our Senior Living Communities Managed by Five Star. Five Star managed 119 and 120 of our senior living communities as of June 30, 2023 and 2022, respectively. We lease our senior living communities that are managed by Five Star to our taxable REIT subsidiaries, or TRSs.
We incurred management fees payable to Five Star of $9,890 and $8,971 for the three months ended June 30, 2023 and 2022, respectively, and $19,904 and $17,903 for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, $9,315 and $8,274, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $575 and $697, respectively, were capitalized in our condensed consolidated balance sheets. For the six months ended June 30, 2023 and 2022, $18,452 and $16,416, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,452 and $1,487, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We incurred fees of $334 and $1,736 for the three months ended June 30, 2023 and 2022, respectively, and $1,213 and $3,652 for the six months ended June 30, 2023 and 2022, respectively, with respect to rehabilitation services Five Star provided at our senior living communities that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
We lease to Five Star space at certain of our senior living communities, which it uses to provide certain outpatient rehabilitation and wellness services.
Our Senior Living Communities Managed by Other Third Party Managers. Several other third party managers managed 111 and 107 of our senior living communities as of June 30, 2023 and 2022, respectively. We lease our senior living communities that are managed by these third party managers to our TRSs.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We incurred management fees payable to these third party managers of $5,357 and $5,218 for the three months ended June 30, 2023 and 2022, respectively, and $10,595 and $10,326 for the six months ended June 30, 2023 and 2022, respectively. These amounts are included in property operating expenses in our condensed consolidated financial statements.
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue from contracts with customers:	2023	2022	2023	2022
Basic housing and support services	$226,606	$196,999	$448,793	$389,873
Medicare and Medicaid programs	21,740	18,966	43,397	38,783
Private pay and other third party payer SNF services	36,500	34,541	72,248	67,298
Total residents fees and services	$284,846	$250,506	$564,438	$495,954

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
We recognized net business management fees of $3,321 and $4,506 for the three months ended June 30, 2023 and 2022, respectively, and $6,591 and $9,319 for the six months ended June 30, 2023 and 2022, respectively. Based on our common share total return, as defined in our business management agreement, as of each of June 30, 2023 and 2022, no estimated incentive fees are included in the net business management fees we recognized for the three or six months ended June 30, 2023 or 2022. The actual amount of annual incentive fees for 2023, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2023, and will be payable in January 2024. We did not incur any incentive fee payable for the year ended December 31, 2022. We recognize business management and incentive fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We recognized aggregate net property management and construction supervision fees of $2,202 and $2,518 for the three months ended June 30, 2023 and 2022, respectively, and $4,194 and $4,909 for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, $1,400 and $1,272, respectively, of the total property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $802 and $1,246, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the six months ended June 30, 2023 and 2022, $2,863 and $2,621, respectively, of the total property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,331 and $2,288, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $3,561 and $3,111 for these expenses and costs for the three months ended June 30, 2023 and 2022, respectively, and $7,094 and $6,075 for the six months ended June 30, 2023 and 2022, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss) for these periods.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
As described in Note 10 below, contemporaneously with the execution of the Merger Agreement, we, OPI and RMR entered into a letter agreement pursuant to which, on the terms and subject to conditions contained therein, we and RMR have acknowledged and agreed that, effective upon consummation of the Merger, we shall have terminated our business and property management agreements with RMR for convenience, and RMR shall have waived its right to receive payment of the termination fee pursuant to each such agreement upon such termination. The foregoing terminations and waivers apply only in respect of the Merger and do not apply to any other transaction or arrangement.
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

Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR. The Chair of our Board and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc. and AlerisLife, the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and, until the acquisition of AlerisLife by ABP Trust on March 20, 2023, the chair of the board of directors and a managing director of AlerisLife, and currently the sole director of AlerisLife. Jennifer F. Francis, our other Managing Trustee and our President and Chief Executive Officer, and our Chief Financial Officer and Treasurer are also officers and employees of RMR. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR, an officer of ABP Trust, secretary of AlerisLife and, until March 20, 2023, a managing director of AlerisLife. Certain of AlerisLife's officers are officers and employees of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as the chair of the board and as a managing trustee of these companies. Other officers of RMR, including Ms. Clark, serve as managing trustees or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services.
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
On February 2, 2023, AlerisLife entered into an Agreement and Plan of Merger, or the ALR Merger Agreement, with ABP Acquisition, and its wholly owned subsidiary, ABP Acquisition 2 LLC, or ABP Acquisition 2. Pursuant to the ALR Merger Agreement, ABP Acquisition 2 commenced a tender offer to acquire all of the outstanding AlerisLife common shares (other than the AlerisLife common shares held by ABP Trust, ABP Acquisition or their subsidiaries), at a price of $1.31 per share, net to the seller in cash, without interest, subject to any withholding of taxes. Following the consummation of the tender offer, on March 20, 2023, ABP Acquisition 2 merged with and into AlerisLife, with AlerisLife as the surviving entity. We refer to the transactions contemplated by the ALR Merger Agreement as the AlerisLife Transaction.
In connection with the ALR Merger Agreement, on February 2, 2023, we entered into the Consent Agreement with ABP Acquisition 2, ABP Acquisition, ABP Trust and Adam D. Portnoy, or, collectively, the ABP Parties. Pursuant to the Consent Agreement, we: (1) consented to AlerisLife’s granting of certain exceptions to the ownership restrictions set forth in its charter to the ABP Parties in connection with the AlerisLife Transaction, (2) waived any default under our Master Management Agreement arising or resulting from the AlerisLife Transaction, (3) agreed to tender all of the 10,691,658 AlerisLife common shares that we and our subsidiary owned, into the tender offer at the tender offer price, subject to the right, but not the

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
obligation, to purchase, in a single private transaction, on or before December 31, 2023, a number of shares of common stock of the surviving entity in the AlerisLife Transaction constituting a percentage up to 31.9% of the then issued and outstanding shares of the common stock of the surviving entity based on the tender offer price and otherwise pursuant to a stockholders agreement to be entered into at the time of any such purchase on such terms as are negotiated and mutually agreed by the parties, and (4) agreed to amend the Master Management Agreement to eliminate any change of control default or event of default provisions effective upon the consummation of the AlerisLife Transaction.
See Note 8 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star) and Note 5 for further information regarding our investment in AlerisLife.
Merger Agreement with Office Properties Income Trust. As described further in Note 1, on April 11, 2023, we and OPI entered into the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, we will be merged with and into OPI, with OPI continuing as the surviving entity in the Merger. Subject to the satisfaction or waiver of closing conditions, the Merger is expected to close during the third quarter of 2023.
RMR serves as our and OPI’s manager and will continue to manage the surviving entity following the Merger. Contemporaneously with the execution of the Merger Agreement, we, OPI and RMR entered into a letter agreement pursuant to which, on the terms and subject to conditions contained therein, we and RMR have acknowledged and agreed that, effective upon consummation of the Merger, we shall have terminated our business and property management agreements with RMR for convenience, and RMR shall have waived its right to receive payment of the termination fee pursuant to each such agreement upon such termination. The foregoing terminations and waivers apply only in respect of the Merger and do not apply to any other transaction or arrangement.
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. Those costs totaled $6,040 as of June 30, 2023 and are included in other assets, net, in our condensed consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 9 for further information regarding those management agreements with RMR.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 9 for further information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $13 and $78 for the three months ended June 30, 2023 and 2022, respectively, and $74 and $148 for the six months ended June 30, 2023 and 2022, respectively.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.

Note 11.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended June 30, 2023 and 2022, we recognized income tax expense of $221 and benefit of $640, respectively, and for the six months ended June 30, 2023 and 2022, we recognized income tax expense of $190 and $832, respectively.

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
OVERVIEW
We are a REIT organized under Maryland law and which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of June 30, 2023, we wholly owned 376 properties, including four properties classified as held for sale and five closed senior living communities, located in 36 states and Washington, D.C. At June 30, 2023, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.1 billion.
On April 11, 2023, we and OPI entered into the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, we will be merged with and into OPI, with OPI continuing as the surviving entity. Pursuant to the terms and subject to the conditions and limitations set forth in the Merger Agreement, at the Effective Time, each of our common shares issued and outstanding as of immediately prior to the Effective Time will be automatically converted into the right to receive 0.147 of a newly issued OPI Common Share, subject to adjustment for certain reclassifications, distributions, recapitalizations or similar transactions and other exceptional distributions as described in the Merger Agreement, with cash paid in lieu of fractional shares. At the Effective Time, any outstanding unvested common share awards under our equity compensation plan will be converted into an award under OPI’s equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, of a number of OPI Common Shares determined by multiplying the number of our unvested common shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). Other than as provided in the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or the OPI Common Shares prior to the Effective Time. The OPI Common Shares issued and outstanding immediately prior to the Effective Time will remain issued and outstanding common shares of beneficial ownership of the surviving entity following the Merger. OPI expects to change its name from “Office Properties Income Trust” to “Diversified Properties Trust” at the Effective Time and, following the Effective Time, will change its ticker symbol to "DPT". For more information and risks regarding the Merger, see Note 1 to our condensed consolidated financial statements included in Part 1, Item 1, and Part II, Item 1A "Risk Factors," of this Quarterly Report on Form 10-Q.
As of June 30, 2023, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 98% leased with an average (by annualized rental income) remaining lease term of 5.6 years.
We are closely monitoring the impacts of the current economic and market conditions on all aspects of our business, including, but not limited to, labor availability constraints, wage and commodity price inflation, rising or sustained high interest rates, geopolitical risks and economic downturns or recessions. We expect labor, insurance and food costs to continue to increase with respect to our SHOP segment.
In response to inflationary pressures, the U.S. Federal Reserve has significantly increased the federal funds rate since the beginning of 2022 and has indicated that there may be additional increases. These inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy may soon enter an economic downturn or recession and they have caused disruptions in the financial markets. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our managers, operators and tenants, could adversely impact the ability or willingness of our managers, operators, tenants or residents to pay the contractual amounts of returns, rents or other obligations due to us, could impair our ability to effectively deploy our capital or realize our target returns on our investments, may restrict our access to, and would likely increase our cost of, capital and may cause the values of our properties and of our securities to decline.
The senior living industry experienced significant disruptions during the COVID-19 pandemic. Although our and certain of our managers' and other operators' and tenants' businesses have improved from low points experienced during the COVID-19 pandemic, the recovery of our SHOP segment has been slower than previously anticipated, and we cannot be sure when or if the senior housing business will return to historic pre-pandemic levels due to changed market practices, delayed returns to prior market practices, current market and economic conditions, such as rising or sustained high interest rates, wage and commodity price inflation, limited labor availability, geopolitical instability (such as the war in Ukraine) and economic downturns or recessions, or otherwise. For example, although occupancy in our SHOP segment has increased, the rate of occupancy growth has been slower than previously anticipated and increased operating costs resulting from wage and commodity price inflation and limited labor availability, among other things, continue to negatively impact margins. As a result of these uncertainties, we are unable to determine what the ultimate impacts of the COVID-19 pandemic will be on our, our managers', operators', our tenants' and other stakeholders' businesses, operations, financial results and financial position. For further information and risks relating to these economic uncertainties, including changes related to the COVID-19 pandemic, and their impact on our business and financial condition, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors" in our Annual Report.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

As of June 30, 2023	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q2 2023 Revenues	% of Q2 2023 Revenues	Q2 2023 NOI (3)	% of Q2 2023 NOI
Office Portfolio (4)	105	8,796,541	sq. ft.	$2,293,360	32.2%	$261	$53,368	15.4%	$29,430	49.1%
SHOP	234	25,322	units	4,448,414	62.4%	$175,674	284,846	82.3%	22,887	38.2%
Triple net leased senior living communities	27	2,062	units	202,737	2.8%	$98,321	5,198	1.5%	5,198	8.7%
Wellness centers	10	812,000	sq. ft.	179,025	2.6%	$220	2,807	0.8%	2,476	4.0%
Total	376			$7,123,536	100.0%		$346,219	100.0%	$59,991	100.0%

	Occupancy
	As of and For the Three Months Ended June 30,
	2023	2022
Office Portfolio (5)	85.8%	88.1%
SHOP	77.8%	73.6%
Triple net leased senior living communities (6)(7)	80.8%	78.7%
Wellness centers	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at June 30, 2023.
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
(5)Medical office and life science property occupancy data is as of June 30, 2023 and 2022 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(6)Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale, if any, and data for which there was a transfer of operations during the periods presented.
(7)Operating data for other triple net leased senior living communities leased to third party operators and wellness centers are presented based upon the operating results provided by our tenants for the three months ended March 31, 2023 and 2022, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.

During the three and six months ended June 30, 2023, we entered into new and renewal leases at our medical office and life science properties in our Office Portfolio segment as summarized in the following tables (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended June 30, 2023
	New Leases	Renewals	Total
Square feet leased during the quarter	163	161	324
Weighted average rental rate change (by rentable square feet)	0.5%	2.1%	1.3%
Weighted average lease term (years) (1)	8.2	5.7	6.9
Total leasing costs and concession commitments (2)	$8,602	$2,038	$10,640
Total leasing costs and concession commitments per square foot (2)	$52.84	$12.66	$32.86
Total leasing costs and concession commitments per square foot per year (2)	$6.47	$2.23	$4.78

	Six Months Ended June 30, 2023
	New Leases	Renewals	Total
Square feet leased during the period	201	195	396
Weighted average rental rate change (by rentable square feet)	5.1%	3.9%	4.5%
Weighted average lease term (years) (1)	9.1	5.6	7.3
Total leasing costs and concession commitments (2)	$12,772	$2,764	$15,536
Total leasing costs and concession commitments per square foot (2)	$63.69	$14.13	$39.22
Total leasing costs and concession commitments per square foot per year (2)	$7.04	$2.51	$5.35
(1)Weighted based on annualized rental income pursuant to existing leases as of June 30, 2023, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.
(2)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
Lease Expiration Schedules
As of June 30, 2023, lease expirations at our medical office and life science properties in our Office Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2023	40	493,363	6.5%	6.5%	$15,076	6.8%	6.8%
2024	67	809,109	10.7%	17.2%	19,359	8.8%	15.6%
2025	76	709,745	9.4%	26.6%	17,732	8.1%	23.7%
2026	61	776,502	10.3%	36.9%	24,064	10.9%	34.6%
2027	59	874,557	11.6%	48.5%	21,580	9.8%	44.4%
2028	54	1,085,878	14.4%	62.9%	29,628	13.5%	57.9%
2029	39	490,707	6.5%	69.4%	14,468	6.6%	64.5%
2030	23	293,026	3.9%	73.3%	7,419	3.4%	67.9%
2031	17	896,062	11.9%	85.2%	25,982	11.8%	79.7%
2032 and thereafter	51	1,118,154	14.8%	100.0%	44,953	20.3%	100.0%
Total	487	7,547,103	100.0%		$220,261	100.0%

Weighted average remaining lease term (in years)		5.1			5.4
(1)Annualized rental income is based on rents pursuant to existing leases as of June 30, 2023, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.
Lease expiration data for our triple net leased senior living communities and wellness centers that are leased to third party operators has not been provided because there were no changes to the lease expiration schedules from those reported in our Annual Report, except that (i) in February 2023, we entered into a 15 year lease, which commenced in June 2023, with a private operator for one of our wellness centers, (ii) in March 2023, we entered into two separate 20 year leases, which are expected to commence in 2024, with an operator for two of our wellness centers and (iii) we have renewed our leases with a tenant of three of our wellness centers for a two year term expiring in 2025.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
We operate in, and report financial information for, the following two segments: Office Portfolio and SHOP. We aggregate each of these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities on our behalf.
We also report “non-segment” operations, which consists of triple net leased senior living communities and wellness centers that are leased to third party operators from which we receive rents, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
The following table summarizes the results of operations of each of our segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Office Portfolio	$53,368	$52,610	$110,390	$107,607
SHOP	284,846	250,506	564,438	495,954
Non-Segment	8,005	9,912	17,421	20,200
Total revenues	$346,219	$313,028	$692,249	$623,761

Net income (loss):
Office Portfolio	$(1,911)	$14,365	$8,497	$358,056
SHOP	(18,951)	(30,094)	(46,495)	(65,967)
Non-Segment	(51,709)	(93,654)	(87,231)	(161,049)
Net income (loss)	$(72,571)	$(109,383)	$(125,229)	$131,040
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended June 30, 2023 to the three months ended June 30, 2022. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
NOI by segment:
Office Portfolio	$29,430	$30,584	$(1,154)	(3.8)%
SHOP	22,887	6,466	16,421	254.0%
Non-Segment	7,674	9,912	(2,238)	(22.6)%
Total NOI	59,991	46,962	13,029	27.7%

Depreciation and amortization	68,394	58,261	10,133	17.4%
General and administrative	7,284	7,207	77	1.1%
Acquisition and certain other transaction related costs	6,043	609	5,434	nm
Impairment of assets	11,299	—	11,299	nm
Loss on sale of properties	—	(686)	686	(100.0)%
Losses on equity securities, net	—	(10,157)	10,157	(100.0)%
Interest and other income	5,134	2,266	2,868	126.6%
Interest expense	(47,384)	(55,975)	8,591	(15.3)%
Loss on modification or early extinguishment of debt	—	(29,560)	29,560	(100.0)%
Loss before income tax (expense) benefit and equity in net earnings of investees	(75,279)	(113,227)	37,948	nm
Income tax (expense) benefit	(221)	640	(861)	(134.5)%
Equity in net earnings of investees	2,929	3,204	(275)	(8.6)%
Net loss	$(72,571)	$(109,383)	$36,812	nm
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of June 30,		As of June 30,
	2023	2022	2023	2022
Total buildings	91	91	105	104
Total square feet	7,677	7,689	8,797	8,723
Occupancy	93.0%	93.1%	85.8%	88.1%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since April 1, 2022; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.

	Three Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Rental income	$49,607	$48,036	$1,571	3.3%	$3,761	$4,574	$53,368	$52,610	$758	1.4%
Property operating expenses	(20,000)	(19,171)	829	4.3%	(3,938)	(2,855)	(23,938)	(22,026)	1,912	8.7%
NOI	$29,607	$28,865	$742	2.6%	$(177)	$1,719	$29,430	$30,584	$(1,154)	(3.8)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since April 1, 2022; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.

Rental income. Rental income increased primarily due to an increase in rental income at our comparable properties, at certain of our recently redeveloped properties and our acquisition of one property since April 1, 2022, partially offset by a tenant default at one of our properties resulting in a write off of the corresponding unamortized straight line rent receivable and certain of our properties being taken out of service and/or currently undergoing redevelopment. Rental income increased at our comparable properties primarily due to higher average rents resulting from our new and renewal leasing activity, increases in property operating expense reimbursements at certain of our comparable properties and increased parking revenue at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses is primarily due to an increase in property operating expenses at our comparable properties, at certain of our recently redeveloped properties and our acquisition of one property since April 1, 2022. Property operating expenses at our comparable properties increased primarily due to increases in real estate taxes and other direct costs at certain of our comparable properties, partially offset by decreases in utility expenses.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Total properties	225	225	234	234
Number of units	24,612	24,612	25,322	25,075
Occupancy	78.0%	73.6%	77.8%	73.6%
Average monthly rate (2)	$4,808	$4,510	$4,809	$4,480
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since April 1, 2022; excludes communities classified as held for sale, closed or out of service, if any.
(2)Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.

	Three Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Residents fees and services	$280,176	$247,866	$32,310	13.0%	$4,670	$2,640	$284,846	$250,506	$34,340	13.7%
Property operating expenses	(257,215)	(240,038)	17,177	7.2%	(4,744)	(4,002)	(261,959)	(244,040)	17,919	7.3%
NOI	$22,961	$7,828	$15,133	193.3%	$(74)	$(1,362)	$22,887	$6,466	$16,421	254.0%
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since April 1, 2022; excludes communities classified as held for sale, closed or out of service, if any.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to increases in occupancy and average monthly rate at our comparable properties and the transfer of three previously leased properties to our SHOP segment as described below, partially offset by our community that was taken out of service due to damage sustained by Hurricane Ian.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of property level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increases in labor costs, increased sales and marketing costs to improve occupancy and the transfer of three previously leased properties to our SHOP segment as described below, partially offset by our community that was taken out of service due to damage sustained by Hurricane Ian.
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
(2)Comparable properties consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since April 1, 2022; excludes properties classified as held for sale, if any.

	Three Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Rental income	$8,005	$8,977	$(972)	(10.8)%	$—	$935	$8,005	$9,912	$(1,907)	(19.2)%
Property operating expenses	(331)	—	331	nm	—	—	(331)	—	331	nm
NOI	$7,674	$8,977	$(1,303)	(14.5)%	$—	$935	$7,674	$9,912	$(2,238)	(22.6)%
nm - not meaningful
(1)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since April 1, 2022; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the termination of the lease agreements for three of our senior living communities which were replaced with management agreements under our TRS structure and a decrease in rental income at our comparable properties. The decrease in comparable properties rental income was primarily due to cash rents received during the three months ended June 30, 2022 from a tenant previously in default under leases for six of our wellness centers. In January 2023, we agreed to amend the lease for three of these wellness centers and repossess the remaining three wellness centers. In February 2023, we entered into a 15 year lease, which commenced in June 2023, with a private operator for one of these repossessed wellness centers. In March 2023, we entered into two separate 20 year leases, which are expected to commence in 2024, with an operator for the remaining two repossessed wellness centers.
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
Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the purchase of capital improvements at certain of our properties and our acquisition of one property since April 1, 2022. Increases in depreciation and amortization expenses were partially offset by certain depreciable assets becoming fully depreciated since April 1, 2022.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to an increase in legal fees, partially offset by a decrease in our base business management fees expense as a result of lower consolidated indebtedness and lower trading prices for our common shares during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Acquisition and certain other transaction related costs. For the three months ended June 30, 2023, acquisition and certain other transaction related costs primarily represent costs incurred in connection with the Merger. For the three months ended June 30, 2022, acquisition and certain other transaction related costs primarily represent costs related to the transition of certain senior living communities to other third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on sale of properties. Loss on sale of properties is the net result of our sales of certain of our properties and joint venture equity interests during the three months ended June 30, 2022. For further information regarding loss on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Losses on equity securities, net. Losses on equity securities, net, represent the net unrealized losses to adjust our former investment in AlerisLife to its fair value. For further information regarding our former investment in AlerisLife, see Notes 5 and 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The increase in interest and other income is primarily due to higher interest earned during the three months ended June 30, 2023 as a result of higher interest rates compared to the three months ended June 30, 2022. The increase in interest and other income is also due to $1,466 of funds we received from certain programs under the CARES Act, ARPA and various state programs during the three months ended June 30, 2023 compared to $760 received during the three months ended June 30, 2022.
Interest expense. Interest expense decreased primarily due to our redemption in June 2022 of $500,000 of our 9.75% senior notes due 2025 and a decrease in average borrowings under our credit facility. These decreases were partially offset by an increase in interest rates under our credit facility.
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

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the six months ended June 30, 2023 to the six months ended June 30, 2022. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
NOI by segment:
Office Portfolio	$62,937	$62,134	$803	1.3%
SHOP	40,150	6,619	33,531	506.6%
Non-Segment	16,854	20,200	(3,346)	(16.6)%
Total NOI	119,941	88,953	30,988	34.8%

Depreciation and amortization	133,194	115,520	17,674	15.3%
General and administrative	13,157	14,492	(1,335)	(9.2)%
Acquisition and certain other transaction related costs	6,136	1,537	4,599	299.2%
Impairment of assets	17,224	—	17,224	nm
Gain on sale of properties	1,233	327,108	(325,875)	(99.6)%
Gains and losses on equity securities, net	8,126	(18,710)	26,836	(143.4)%
Interest and other income	9,329	2,661	6,668	250.6%
Interest expense	(95,164)	(113,106)	17,942	(15.9)%
Loss on modification or early extinguishment of debt	(1,075)	(30,043)	28,968	(96.4)%
(Loss) income before income tax expense and equity in net earnings of investees	(127,321)	125,314	(252,635)	nm
Income tax expense	(190)	(832)	642	(77.2)%
Equity in net earnings of investees	2,282	6,558	(4,276)	(65.2)%
Net (loss) income	$(125,229)	$131,040	$(256,269)	nm
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of June 30,		As of June 30,
	2023	2022	2023	2022
Total buildings	91	91	105	104
Total square feet	7,677	7,689	8,797	8,723
Occupancy	93.0%	93.1%	85.8%	88.1%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2022; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.

	Six Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Rental income	$98,858	$95,781	$3,077	3.2%	$11,532	$11,826	$110,390	$107,607	$2,783	2.6%
Property operating expenses	(39,695)	(38,367)	1,328	3.5%	(7,758)	(7,106)	(47,453)	(45,473)	1,980	4.4%
NOI	$59,163	$57,414	$1,749	3.0%	$3,774	$4,720	$62,937	$62,134	$803	1.3%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2022; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and medical office and life science properties owned by unconsolidated joint ventures in each of which we own an equity interest.

Rental income. Rental income increased primarily due to our acquisition of one property since January 1, 2022 and an increase in rental income at our comparable properties and at certain of our recently redeveloped properties, partially offset by the deconsolidation of 10 medical office and life science properties currently owned by an unconsolidated joint venture in which we own an equity interest, a tenant default at one of our properties resulting in a write off of the corresponding unamortized straight line rent receivable and certain of our properties being taken out of service and/or currently undergoing redevelopment. Rental income increased at our comparable properties primarily due to higher average rents resulting from our new and renewal leasing activity, increases in property operating expense reimbursements at certain of our comparable properties and increased parking revenue at certain of our comparable properties.
Property operating expenses. The increase in property operating expenses is primarily due to an increase in property operating expenses at our comparable properties, at certain of our recently redeveloped properties and our acquisition of one property since January 1, 2022, partially offset by the deconsolidation of 10 medical office and life science properties currently owned by an unconsolidated joint venture in which we own an equity interest. Property operating expenses at our comparable properties increased primarily due to increases in insurance expense, real estate taxes and other direct costs at certain of our comparable properties, partially offset by decreases in landscaping expenses.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Six Months Ended June 30,		As of and For the Six Months Ended June 30,
	2023	2022	2023	2022
Total properties	225	225	234	234
Number of units	24,612	24,612	25,322	25,075
Occupancy	77.6%	73.3%	77.4%	73.3%
Average monthly rate (2)	$4,822	$4,505	$4,823	$4,476
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

	Six Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Residents fees and services	$555,165	$490,697	$64,468	13.1%	$9,273	$5,257	$564,438	$495,954	$68,484	13.8%
Property operating expenses	(514,705)	(481,194)	33,511	7.0%	(9,583)	(8,141)	(524,288)	(489,335)	34,953	7.1%
NOI	$40,460	$9,503	$30,957	325.8%	$(310)	$(2,884)	$40,150	$6,619	$33,531	506.6%
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since January 1, 2022; excludes communities classified as held for sale, closed or out of service, if any.
Residents fees and services. Residents fees and services increased primarily due to increases in occupancy and average monthly rate at our comparable properties and the transfer of three previously leased properties to our SHOP segment as described below, partially offset by our community that was taken out of service due to damage sustained by Hurricane Ian.
Property operating expenses. Property operating expenses increased primarily due to increases in labor costs, increased sales and marketing costs to improve occupancy and the transfer of three previously leased properties to our SHOP segment as described below, partially offset by our community that was taken out of service due to damage sustained by Hurricane Ian.
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

	Six Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Rental income	$17,421	$17,938	$(517)	(2.9)%	$—	$2,262	$17,421	$20,200	$(2,779)	(13.8)%
Property operating expenses	(567)	—	567	nm	—	—	(567)	—	567	nm
NOI	$16,854	$17,938	$(1,084)	(6.0)%	$—	$2,262	$16,854	$20,200	$(3,346)	(16.6)%
nm - not meaningful
(1)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since January 1, 2022; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the termination of the lease agreements for three of our senior living communities which were replaced with management agreements under our TRS structure and a decrease in rental income at our comparable properties. The decrease in comparable properties rental income was primarily due to cash rents received during the six months ended June 30, 2022 from a tenant previously in default under leases for six of our wellness centers. In January 2023, we agreed to amend the lease for three of these wellness centers and repossess the remaining three wellness centers. In February 2023, we entered into a 15 year lease, which commenced in June 2023, with a private operator for one of these repossessed wellness centers. In March 2023, we entered into two separate 20 year leases, which are expected to commence in 2024, with an operator for the remaining two repossessed wellness centers.
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
General and administrative expense. General and administrative expense decreased primarily due to a decrease in our base business management fees expense as a result of lower consolidated indebtedness and lower trading prices for our common shares during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, partially offset by an increase in legal fees.

Acquisition and certain other transaction related costs. For the six months ended June 30, 2023, acquisition and certain other transaction related costs primarily represent costs incurred in connection with the Merger. For the six months ended June 30, 2023 and 2022, acquisition and certain other transaction related costs also include costs related to the transition of certain senior living communities to other third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain on sale of properties. Gain on sale of properties is the net result of our sales of certain of our properties and joint venture equity interests during the six months ended June 30, 2023 and 2022. For further information regarding gain on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
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
Interest and other income. The increase in interest and other income is primarily due to higher interest earned during the six months ended June 30, 2023 as a result of higher interest rates compared to the six months ended June 30, 2022. The increase in interest and other income is also due to $1,466 of funds we received from certain programs under the CARES Act, ARPA and various state programs during the six months ended June 30, 2023 compared to $959 received during the six months ended June 30, 2022.
Interest expense. Interest expense decreased primarily due to our redemption in June 2022 of $500,000 of our 9.75% senior notes due 2025 and a decrease in average borrowings under our credit facility. This decrease was partially offset by an increase in interest rates under our credit facility.
Loss on modification or early extinguishment of debt. During the six months ended June 30, 2023, we recorded a loss on modification or early extinguishment of debt in connection with the amendment to our credit agreement. During the six months ended June 30, 2022, we recorded a loss on modification or early extinguishment of debt in connection with the amendment to our credit agreement and our redemption of $500,000 of our 9.75% senior notes due 2025, partially offset by a gain on early extinguishment of debt in connection with our prepayment of a mortgage note.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net earnings of investees. Equity in net earnings of investees is the change in the fair value of our investments in our joint ventures.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the SEC, including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three and six months ended June 30, 2023 and 2022. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of properties, equity in net earnings or losses of unconsolidated joint ventures, loss on impairment of real estate assets, gains or losses on equity securities, net, if any, and including adjustments to reflect our proportionate share of FFO of our former equity method investment in AlerisLife for the periods we had an equity investment in AlerisLife that we accounted for as an equity method investment and our proportionate share of FFO from our unconsolidated joint ventures, plus real estate depreciation and amortization of consolidated properties, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below including similar adjustments for our unconsolidated joint ventures, if any. FFO and Normalized FFO are among the factors considered by our Board when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2023 and 2022 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(72,571)	$(109,383)	$(125,229)	$131,040
Depreciation and amortization	68,394	58,261	133,194	115,520
Loss (gain) on sale of properties	—	686	(1,233)	(327,108)
Impairment of assets	11,299	—	17,224	—
Gains and losses on equity securities, net	—	10,157	(8,126)	18,710
Equity in net earnings of unconsolidated joint ventures	(2,929)	(3,204)	(2,282)	(6,558)
Share of FFO from unconsolidated joint ventures	1,897	3,704	3,896	7,379
Adjustments to reflect our share of FFO attributable to an equity method investment	—	(1,466)	(1,586)	(3,398)
FFO	6,090	(41,245)	15,858	(64,415)

Acquisition and certain other transaction related costs	6,043	609	6,136	1,537
Loss on modification or early extinguishment of debt	—	29,560	1,075	30,043
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	—	681	1,576	539
Normalized FFO	$12,133	$(10,395)	$24,645	$(32,296)

Weighted average common shares outstanding (basic and diluted)	238,682	238,197	238,636	238,173

Per common share data (basic and diluted):
Net (loss) income	$(0.30)	$(0.46)	$(0.52)	$0.55
FFO	$0.03	$(0.17)	$0.07	$(0.27)
Normalized FFO	$0.05	$(0.04)	$0.10	$(0.14)
Distributions declared	$0.01	$0.01	$0.02	$0.02
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Net Income (Loss) to NOI:
Net (loss) income	$(72,571)	$(109,383)	$(125,229)	$131,040

Equity in net earnings of investees	(2,929)	(3,204)	(2,282)	(6,558)
Income tax expense (benefit)	221	(640)	190	832
(Loss) income before income tax (expense) benefit and equity in net earnings of investees	(75,279)	(113,227)	(127,321)	125,314
Loss on modification or early extinguishment of debt	—	29,560	1,075	30,043
Interest expense	47,384	55,975	95,164	113,106
Interest and other income	(5,134)	(2,266)	(9,329)	(2,661)
Gains and losses on equity securities, net	—	10,157	(8,126)	18,710
Loss (gain) on sale of properties	—	686	(1,233)	(327,108)
Impairment of assets	11,299	—	17,224	—
Acquisition and certain other transaction related costs	6,043	609	6,136	1,537
General and administrative	7,284	7,207	13,157	14,492
Depreciation and amortization	68,394	58,261	133,194	115,520
Total NOI	$59,991	$46,962	$119,941	$88,953

Office Portfolio NOI	$29,430	$30,584	$62,937	$62,134
SHOP NOI	22,887	6,466	40,150	6,619
Non-Segment NOI	7,674	9,912	16,854	20,200
Total NOI	$59,991	$46,962	$119,941	$88,953

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
•our and our managers' abilities to control operating expenses and capital expenses at our properties, including increased operating expenses that we may incur in response to limited labor availability and wage and commodity price inflation; and
•our managers' abilities to maintain or increase our returns from our managed senior living communities.
The senior living industry has been adversely affected by the continuing impact of the COVID-19 pandemic as well as the current economic and market conditions. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. Although there have been signs of recovery and increased demand recently when compared to the low levels during the COVID-19 pandemic, the recovery of our SHOP segment has been slower than previously anticipated, and we cannot be sure when or if the senior housing business will return to historic pre-pandemic levels. To mitigate the effects of the slow recovery coming from the COVID-19 pandemic and the increased variability in operating cash flows from our SHOP segment, we continue to work with our senior living operators to manage costs, especially labor costs, and to increase rates and occupancy. In order to increase the probability of a recovery of our cash flows, we have continued to invest capital in our SHOP segment, which has reduced our cash balances since the filing of our Annual Report on March 1, 2023. Our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of June 30, 2023, and we cannot be certain how long this ratio will remain below 1.5x. We are unable to refinance existing or maturing debt or issue new debt until this ratio is at or above 1.5x on a pro forma basis. As of June 30, 2023, we had $338.4 million of cash and cash equivalents and $700.0 million of outstanding debt due within one year from the date of issuance of the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, August 1, 2023. This included $450.0 million in outstanding borrowings under our credit facility, which matures on January 15, 2024. Our credit facility is secured by 61 properties which had an appraised value of approximately $1.0 billion based on appraisals completed in July 2023. In addition to our credit facility maturity in January of 2024, we also have $250.0 million of senior notes that mature on May 1, 2024.
Based on the challenges described above, as well as our reduced cash balances, additional capital commitments in both our Office Portfolio and SHOP segments and upcoming debt maturities, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, August 1, 2023. As described below, we have entered into an agreement to merge with and into OPI. The combined company is expected to be in compliance with its financial covenants following the closing of the Merger, which is expected to provide the combined company with increased access to debt capital. While we believe this transaction will alleviate the substantial doubt about our ability to continue as a going concern, we cannot provide assurance that the Merger will close on the contemplated terms or timeline or at all. If the Merger does not close, we will seek to raise additional capital, but we are limited in the type of financings we can pursue as we cannot refinance existing or maturing debt or issue new debt, as described above. Due to challenging capital market conditions, we do not believe it is probable as of the date of issuance of the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, August 1, 2023, that we will raise sufficient capital to meet our upcoming contractual commitments. As of August 1, 2023, we cannot demonstrate that our management's plans to alleviate substantial doubt about our ability to continue as a going concern will be probable in mitigating the conditions that raise the substantial doubt because our plan to merge with OPI is subject to shareholder and other customary approvals and our potential plan to raise rescue capital is subject to market conditions beyond our control.
Our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
In March 2021, we borrowed $800.0 million under our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $700.0 million. In February 2022, we exercised our option to extend the maturity date of our credit facility by one year to January 2024, and in January 2023, pursuant to the terms of the credit agreement, we repaid $113.6 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $586.4 million. In February 2023, pursuant to an amendment to our credit agreement, we repaid $136.4 million in outstanding borrowings under our credit facility and the facility commitments were further reduced to $450.0 million. We have no additional options to extend the maturity date of our credit facility and, pursuant to the February 2023 amendment to our credit agreement, the feature of our credit facility permitting us to reborrow any repaid funds was eliminated. Although we have taken steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage and commodity price inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, downturns or recessions, may cause further increased pressure on our ability to satisfy financial and other covenants. We may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. If we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives. As of June 30, 2023, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit facility and our public debt covenants as the effects of the current market conditions continued to adversely impact our operations. We are unable to refinance existing or maturing debt or issue new debt until this ratio is at or above 1.5x on a pro forma basis.

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
In February 2023, we sold three former senior living communities for an aggregate sales price of $2.8 million, excluding closing costs. As of July 27, 2023, we had four properties under agreements to sell for an aggregate sales price of approximately $23.4 million, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents and restricted cash at beginning of period	$688,302	$1,016,945
Net cash provided by (used in):
Operating activities	31,723	(31,856)
Investing activities	(90,380)	527,714
Financing activities	(272,562)	(644,401)
Cash and cash equivalents and restricted cash at end of period	$357,083	$868,402
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
The change in cash provided by (used in) operating activities for the six months ended June 30, 2023 compared to the prior period was primarily due to increased NOI as a result of increased rates and occupancy at the senior living communities in our SHOP segment. Additionally, interest payments decreased in the 2023 period compared to the 2022 period primarily due to our redemption in June 2022 of $500,000 of our 9.75% senior notes due 2025.
Although we have seen signs of recovery as it relates to our SHOP segment, the recovery of our SHOP segment has been slower than previously anticipated, and we face and may continue to face issues with limited labor availability and wage inflation along with cost pressures from increased insurance premiums and commodity price inflation and possible reduced demand for senior living communities.
Our Investing Liquidity and Resources
The change in cash (used in) provided by investing activities for the six months ended June 30, 2023 compared to the prior period was primarily due to proceeds in the 2022 period from our sale of 10 medical office and life science properties to the LSMD JV in which we retained a 20% equity interest, partially offset by the proceeds received from the tender of all of the 10,691,658 AlerisLife common shares we owned at a price of $1.31 per share and a decrease in real estate improvements in the 2023 period compared to the 2022 period.

The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Office Portfolio segment capital expenditures:
Lease related costs (1)	$9,284	$4,633	$16,032	$11,392
Building improvements (2)	2,561	3,319	3,417	3,904
Wellness centers lease related costs (1)	884	—	884	—
SHOP segment fixed assets and capital improvements	18,407	25,059	42,051	45,387
Recurring capital expenditures	$31,136	$33,011	$62,384	$60,683

Development, redevelopment and other activities - Office Portfolio segment (3)	$4,792	$17,593	$6,714	$34,210
Development, redevelopment and other activities - SHOP segment (3)	20,405	14,282	36,628	30,396
Total development, redevelopment and other activities	$25,197	$31,875	$43,342	$64,606
(1)Lease related costs generally include capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space and other leasing related costs, such as brokerage commissions and tenant inducements.
(2)Building improvements generally include capital expenditures to replace obsolete building components that extend the useful life of existing assets or other improvements to increase the marketability of the property.
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
As of June 30, 2023, we had estimated unspent leasing related obligations at our triple net leased wellness centers and our medical office and life science properties of approximately $66.2 million, of which we expect to spend approximately $53.2 million during the next 12 months. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand, proceeds from the disposition of certain properties and proceeds related to contributions we may make of properties we own to joint ventures.
We are currently in the process of redeveloping several properties in our Office Portfolio and throughout our managed senior living communities that are expected to be completed at various times between 2023 and 2025. We continue to assess opportunities to redevelop other properties in our portfolio. These redevelopment projects may require significant capital expenditures and time to complete.
As noted above, our ability to make capital investments is currently limited. Additionally, due to labor availability constraints and wage and commodity price inflation, the capital investments we plan to make may be delayed or cost more than we expect. For further information regarding our dispositions, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Financing Liquidity and Resources
The decrease in cash used in financing activities for the six months ended June 30, 2023 compared to the prior period was primarily due to our redemption in June 2022 of $500,000 of our 9.75% senior notes due 2025, partially offset by higher repayments of borrowings under our credit facility in the 2023 period compared to the 2022 period.
As of June 30, 2023, we had $338.4 million of cash and cash equivalents and were fully drawn under our credit facility. We typically use cash balances, net proceeds from offerings of securities or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
In order to fund investments and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a credit facility. The maturity date of our credit facility is January 15, 2024. At June 30, 2023, our credit facility required interest to be paid on borrowings at the annual rate of 8.1%, plus a facility fee of $0.3 million per quarter. On March 31, 2021, we borrowed $800.0 million under our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $700.0 million. Also in February 2022, we exercised our option to extend the maturity date of our credit facility by one year to January 2024, and in January 2023, pursuant to the terms of our credit agreement, we repaid $113.6 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $586.4 million. In February 2023, pursuant to an amendment to our credit agreement, we repaid $136.4 million in outstanding borrowings under our credit facility and the facility commitments were further reduced to $450.0 million. We have no additional options to extend the maturity date of our credit facility. As of June 30, 2023 and July 27, 2023, we were fully drawn under our credit facility.
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
•the facility commitments were reduced from $586.4 million to $450.0 million following our repayment of $136.4 million in then outstanding borrowings, and as a result of the reduction in commitments, we recorded a loss on modification or early extinguishment of debt of $1.1 million for the six months ended June 30, 2023;
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
Our credit agreement requires us to maintain collateral properties with an aggregate appraised value of at least $1.09 billion, and allows the Administrative Agent to periodically reappraise the collateral properties. On June 23, 2023, the Administrative Agent notified us that the reappraised value of the 61 medical office and life science properties securing our credit facility had declined from $1.34 billion to $1.05 billion, below the $1.09 billion threshold required under our credit agreement. Failure to meet the required threshold constitutes a non-monetary event of default under our credit agreement. In July 2023, we obtained a limited waiver from the Administrative Agent and requisite lenders under our credit facility, which waived the event of default and decreased the required appraised value of the collateral properties through September 30, 2023, the outside closing date for the pending Merger with OPI.
Generally, when significant amounts are outstanding under our credit facility, or as the maturities of our indebtedness approach, we intend to explore refinancing alternatives. Such alternatives may include selling certain properties and issuing new equity securities. In addition, we may also seek to expand our existing joint venture arrangements or to participate in additional joint ventures or other arrangements that may provide us additional sources of financing. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. Also, we are currently limited in the type of financings we can pursue as we cannot refinance existing or maturing debt or issue new debt due to our non-compliance with our debt incurrence covenants, as discussed elsewhere in this Quarterly Report on Form 10-Q.
During the six months ended June 30, 2023, we paid quarterly cash distributions to our shareholders totaling approximately $4.8 million using existing cash balances. On July 13, 2023, we declared a quarterly distribution payable to common shareholders of record on July 24, 2023 in the amount of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about August 17, 2023 using cash on hand. Pursuant to the Merger Agreement, we have agreed not to pay any distribution exceeding an annual rate of $0.04 per common share, and we have agreed to certain limitations with respect to our ability to make any other distribution. For further information regarding the distribution we paid during 2022, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In the event the Merger is not completed, we believe we may have access to certain types of financings to fund our operations and repay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future debt or equity transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit and debt ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. A protracted negative impact on the economy or the industries in which our properties and businesses operate, wage and commodity price inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, downturns and recessions, may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
In April 2023, we prepaid a mortgage note secured by one of our senior living communities with an outstanding principal balance of approximately $14.6 million, a maturity date in June 2023 and an annual interest rate of 6.64%, using cash on hand.
In February 2023, Standard & Poor's Rating Services, or Standard & Poor's, downgraded our 9.75% senior notes due 2025 rating from BB- to B, our 4.375% senior notes due 2031 rating from BB- to B and our senior unsecured debt rating from B to CCC+. In April 2023, following the announcement of the Merger with OPI, Standard & Poor's placed our corporate credit rating, our 9.75% senior notes due 2025 rating, our 4.375% senior notes due 2031 rating and our senior unsecured debt rating on CreditWatch with a positive outlook and Moody's Investors Service placed our corporate credit rating, our 9.75% senior notes due 2025 rating, our 4.375% senior notes due 2031 rating and our senior unsecured debt rating under review for possible upgrade.
Our next significant debt maturity is our credit facility, which matures in January 2024.
For further information regarding our outstanding debt, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Debt Covenants
Our principal debt obligations at June 30, 2023 were: (1) $450.0 million of outstanding borrowings under our credit facility; (2) $2.4 billion outstanding principal amount of senior unsecured notes; and (3) $9.9 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by one property. For further information regarding our indebtedness, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of June 30, 2023, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as the effects of the slower than anticipated recovery of our SHOP business from the COVID-19 pandemic, wage and commodity price inflation, rising interest rates, geopolitical risks and other economic, market and industry conditions continued to adversely impact our operations. We are unable to refinance existing or maturing debt or issue new debt until this ratio is at or above 1.5x on a pro forma basis. As of June 30, 2023, other than the non-monetary event of default and subject to waivers discussed above, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations. Although we have taken steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage and commodity price inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, downturns or recessions, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by the economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. Further, if we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives, which may lead to increased costs and interest rates, additional restrictive covenants or other lender protections. We cannot assure that we would be able to obtain these waivers or amendments or repay the related debt facilities when due, which may result in an event of default under the agreements governing our debt or the potential acceleration of our outstanding debt.
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
Supplemental Guarantor Information
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. We subsequently redeemed $500.0 million of this debt in June 2022, with $500.0 million remaining outstanding. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of June 30, 2023, all $500.0 million of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.35 billion of senior unsecured notes do not have the benefit of any guarantees as of June 30, 2023.

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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

	June 30, 2023	December 31, 2022
Real estate properties, net	$4,023,890	$4,049,324
Other assets, net	679,627	1,053,050
Total assets	$4,703,517	$5,102,374

Indebtedness, net	$2,774,632	$3,037,879
Other liabilities	273,856	299,291
Total liabilities	$3,048,488	$3,337,170

Six Months Ended June 30, 2023
Revenues	$626,582
Expenses	696,832
Loss from continuing operations	(147,850)
Net loss	(145,758)
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
Impact of Government Reimbursement
For the six months ended June 30, 2023, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
During the six months ended June 30, 2023 and 2022, we recognized $1.5 million and $1.0 million, respectively, in interest and other income in our condensed consolidated statements of comprehensive income (loss) related to funds received under the CARES Act, ARPA and various state programs in which certain of our communities in our SHOP segment are located.
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
We may in the future enter into hedge arrangements or derivative contracts from time to time to mitigate our exposure to changes in interest rates.
Fixed Rate Debt
At June 30, 2023, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$250,000	4.750%	$11,875	2024	Semi-Annually
Senior unsecured notes	500,000	9.750%	48,750	2025	Semi-Annually
Senior unsecured notes	500,000	4.750%	23,750	2028	Semi-Annually
Senior unsecured notes	500,000	4.375%	21,875	2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2046	Quarterly
Mortgage note (2)	9,872	4.444%	439	2043	Monthly
	$2,359,872		$142,002
(1)The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts. This table does not include obligations under finance leases.
(2)Effective July 7, 2023, the annual interest rate increased to 6.444%.
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
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022 in an effort to combat inflation and may continue to do so.
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
Floating Rate Debt
At June 30, 2023, our floating rate debt obligations consisted of $450.0 million outstanding under our credit facility. Our credit facility matures in January 2024.
Borrowings under our credit facility are in U.S. dollars and interest is required to be paid at the rate of SOFR plus a premium as defined in our credit agreement. Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates. In addition, upon any potential renewal or refinancing of our credit facility, we are vulnerable to increases in interest premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2023 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Floating Rate Debt	Expense Per Year	Per Share Impact (2)
At June 30, 2023	8.12%	$450,000	$36,540	$0.15
One percentage point increase	9.12%	$450,000	$41,040	$0.17
(1)Interest rate under our credit facility as of June 30, 2023.
(2)Based on weighted average number of shares outstanding (basic and diluted) for the six months ended June 30, 2023.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our ability to continue as a going concern; the Merger; the combined company's compliance with its financial covenants and access to debt capital; our access to financing if the Merger is not completed; demand for medical office and life science leased space; our future leasing activity; market demand for healthcare services for older adults and senior living communities; our leverage levels; the sufficiency of our liquidity; our liquidity needs and sources; our capital expenditure plans and commitments; our capital recycling program, acquisitions and dispositions; our redevelopment and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The likelihood that we will complete the Merger and related transactions, including our and OPI's ability to obtain shareholder approval, consents or approvals required in connection with the Merger, and that we will benefit from the Merger,
•Our ability to successfully take actions to address the current substantial doubt as to our ability to continue as a going concern,
•The impact of increasing or sustained high interest rates, limited labor availability, wage and commodity price inflation, dislocation and volatility in the public equity and debt markets, conditions in the real estate industry generally and in the sectors we operate, geopolitical instability and economic downturns or recession on us and our managers and other operators and tenants,
•Our senior living operators' abilities to successfully and profitably operate the communities they manage for us,
•The continuing impact of changed market practices that arose or intensified during the COVID-19 pandemic on us and our managers and other operators and tenants, such as reduced demand for leased office space and residencies at senior living communities, increased operating costs and labor availability constraints,
•Our ability to comply with the financial covenants under our debt agreements,
•The financial strength of our managers and other operators and tenants,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Whether our tenants will renew or extend their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•Our ability to successfully recycle and deploy capital,
•The likelihood that our tenants and residents will pay rent or be negatively impacted by cyclical economic conditions,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our managers' abilities to increase or maintain rates charged to residents of our senior living communities and manage operating costs for those communities,

•Our ability to increase rents when our leases expire or renew,
•Risk and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants and residents,
•Costs we incur and concessions we grant to lease our properties,
•Our ability to sell properties at prices we target,
•Our ability to effectively raise and balance our use of debt and equity capital,
•Our ability to make required payments on our debt,
•Our ability to maintain sufficient liquidity and otherwise manage leverage,
•Our credit ratings,
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

PART II.   Other Information

Item 1. Legal Proceedings.
On July 19, 2023 and July 21, 2023, we and our board of trustees were sued in a lawsuit captioned Steven Weiss v. Diversified Healthcare Trust et al., Case No. 1:23-cv-06236, or the Weiss Action, and a lawsuit captioned John Thompson v. Diversified Healthcare Trust et al., Case No. 1:23-cv-06331, or the Thompson Action, each filed in the United States District Court for the Southern District of New York in connection with the Merger. The complaint in the Weiss Action alleges that we and our board of trustees violated federal securities laws by omitting or misstating material information in the registration statement on Form S-4, as amended, or the Form S-4, filed by OPI with the SEC. The complaint in the Thompson Action alleges that we and our board of trustees violated federal securities laws by omitting or misstating material information in the joint proxy statement/prospectus. The plaintiff in each of the Weiss Action and Thompson Action seeks, among other things, (i) to enjoin the Merger until the alleged deficiencies in the Form S-4 or the joint proxy statement/prospectus, as applicable, are corrected and (ii) attorneys’ and experts’ fees and costs in connection with the lawsuit. We believe that such lawsuits are without merit.
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
At the Effective Time, each of our common shares outstanding immediately prior to the Effective Time will be converted into the right to receive 0.147 of a newly issued OPI Common Share, or the Merger Consideration, subject to adjustment for certain reclassifications, distributions, recapitalizations or similar transactions and other exceptional distributions as described in the Merger Agreement, with cash paid in lieu of fractional shares. The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of our common shares or the OPI Common Shares. Changes in the market price of the OPI Common Shares prior to the consummation of the Merger will affect the market value of the Merger Consideration. As of July 31, 2023, the closing price of our common shares increased from $1.24 on April 10, 2023, the last trading day before the public announcement of the Merger, to $2.09, and the closing price of the OPI Common Shares decreased from $11.55 on April 10, 2023 to $7.70, and, as a result of such changes, the implied value of the merger consideration per common share of ours decreased from $1.70 on April 10, 2023 to $1.13 on July 31, 2023.
The market price of our common shares and the OPI Common Shares may change as a result of a variety of factors (many of which are beyond our and OPI’s control), including the following:
•market reaction to the announcement of the Merger, approval by our shareholders of the Merger and approval by the OPI shareholders of the Merger and the Share Issuance;
•changes in our or OPI’s respective businesses, operations, assets, liabilities, financial position and prospects, or in the market’s assessments thereof, or of the prospects of the combined company following the Merger;
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
•market assessments relating to the likelihood and terms of the financing to be obtained in connection with the Merger;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and OPI operate;
•shareholder litigation relating to the Merger or dissident shareholder activity;
•changes that affect the real estate market generally or the sectors applicable to us or OPI;
•changes in the United States or global economy or capital, financial or securities markets generally;
•any reductions in OPI’s regular quarterly cash distribution on the OPI Common Shares; and
•other factors beyond our or OPI’s control, including those described and referred to above under this “Risk Factors” section.
The market price of the OPI Common Shares at the consummation of the Merger may vary from the price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus to be included in the Form S-4, on the date of our special meeting of shareholders and on the date of the OPI special meeting of shareholders. As a result, the market value of the Merger Consideration represented by the Exchange Ratio will also vary. Because the Merger will be completed after the date of the special meetings, at the time of the applicable special meeting, the exact market price of the OPI Common Shares that our shareholders will receive upon consummation of the Merger will not be known. You should therefore consider that:
•if the market price of the OPI Common Shares increases between the date the Merger Agreement was signed or the date of our special meeting or the OPI special meeting and the closing of the Merger, our shareholders will receive OPI Common Shares that have a market value upon consummation of the Merger that is greater than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the OPI special meeting, respectively; and
•if the market price of OPI Common Shares declines between the date the Merger Agreement was signed or the date of our special meeting or the OPI special meeting and the closing of the Merger, our shareholders will receive a number of OPI Common Shares that have a market value upon consummation of the Merger that is less than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the OPI special meeting, respectively.
The Merger is subject to the satisfaction or waiver of conditions which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material and adverse effects on us and could result in us being required to pay OPI a termination fee.
The consummation of the Merger is subject to the satisfaction or waiver of conditions, including, among others, (i) the receipt of the approval by our shareholders of the Merger, (ii) the receipt of the approval by OPI’s shareholders of the Merger and the Share Issuance, and (iii) the extension or replacement of OPI’s revolving credit agreement on terms that, among other things, would not be reasonably likely to be materially adverse to OPI’s business, operations or financial condition after giving effect to the Merger and would not delay or prevent the consummation of the Merger. These conditions make the completion and the timing of the completion of the Merger uncertain. Also, either we or OPI may terminate the Merger Agreement if the Merger is not completed by September 30, 2023, except that this right to terminate the Merger Agreement will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or resulted in, the failure of the Merger to be completed on or before such date.
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
•we may experience challenges with indebtedness, including compliance with the terms governing existing indebtedness and/or refinancing such indebtedness; and
•the market price of our common shares could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the Merger will be completed.
We or OPI may waive one or more of the conditions to the Merger without re-soliciting shareholder approval.
If permitted by applicable law, we or OPI may determine to waive, in whole or in part, one or more of the conditions to our or OPI’s obligations to consummate the Merger. Any determination whether to waive any condition to the Merger and whether to re-solicit shareholder approval or amend the joint proxy statement/prospectus as a result of a waiver will be made by us or OPI, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of either us or OPI, or could result in any competing proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability and the ability of OPI to initiate, solicit, propose, knowingly encourage or knowingly facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 20% or more of the shares or consolidated net revenues, net income or total assets of us or OPI. In addition, we and OPI generally each have an opportunity to offer to modify the terms of the Merger Agreement in response to any superior proposal (as defined in the Merger Agreement) that may be made to the other party, and our or OPI’s board of trustees, in each case acting on the recommendation of the special committee of the respective board, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such superior proposal. Upon termination of the Merger Agreement under certain circumstances relating to an acquisition proposal, we may be required to pay to OPI a termination fee of $5.9 million, or OPI may be required to pay to us a termination fee of $11.2 million, in each case plus reasonable fees and expenses.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or OPI from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share value or implied premium to our shareholders than the value proposed to be received or expected to be realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger contemplated by the Merger Agreement.
Our and OPI’s business and property management agreements with RMR contain provisions that could discourage a potential competing acquirer of either us or OPI, or could result in any competing proposal being at a significantly lower price than it might otherwise be.
The termination of our or OPI’s business and property management agreements with RMR may require us or OPI, as applicable, to pay a substantial termination fee to RMR. RMR has agreed to waive its right to receive payment of the termination fees under its business and property management agreements with us upon the termination of those agreements when the Merger is consummated. This waiver by RMR applies only in respect of the Merger and does not apply in respect of any competing proposal, superior proposal or other transaction or arrangement. The termination provisions of our or OPI’s business and property management agreements with RMR substantially increase the cost to us and OPI of terminating these agreements, which may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or OPI from considering or proposing such an acquisition or could result in any competing proposal being at a significantly lower price than it might otherwise be.
The pendency of the Merger could adversely affect our and OPI’s business and operations.
During the pendency of the Merger, due to operating covenants in the Merger Agreement, we and OPI may each be unable to undertake or pursue certain strategic transactions or significant capital projects, financing transactions or other actions that are not in the ordinary course of business, even if such actions may be beneficial to us or OPI. In addition, some tenants, managers, operators or other contractual counterparties may delay or defer decisions related to their business dealings with us and OPI, or exercise consent, termination or other contractual rights, during the pendency, or as a result, of the Merger, which could negatively impact the revenues, earnings, cash flows or expenses of us, OPI and/or the combined company, regardless of whether the Merger is completed.
Our Trustees and executive officers, OPI’s trustees and executive officers and RMR and RMR Inc. may each have interests in the Merger that are different from, or in addition to, the interests of our and OPI’s shareholders, generally. This may create a potential divergence of interest or the appearance thereof.
The interests of our and OPI’s respective trustees and executive officers and of RMR and RMR Inc. include, among other things, the continued service as a trustee or executive officer of the combined company following the Merger, as applicable, certain rights to continuing indemnification and directors’ and officers’ liability insurance for our trustees and executive officers, continuation of OPI’s business and property management agreements with RMR following the Merger, from which RMR earns significant fees, and the potential for increased fees payable to RMR in connection with the Merger. There is a risk that these interests may influence our and OPI’s respective trustees and executive officers and RMR to support the Merger. Although there is no change in the formulas used to determine fees payable by the combined company to RMR compared to our or OPI’s existing management agreements with RMR, improved performance by the combined company compared to the applicable benchmarks could result in the combined company paying an incentive fee (or an increased incentive fee, as applicable) given that the performance of the combined company may be different than our or OPI’s performance on a stand-alone basis.
In addition, certain members of our and OPI’s boards of trustees and special committees serve or have served as members of the boards of trustees or directors of companies managed by RMR. There is a risk that these interests may influence our and OPI’s respective trustees and executive officers and RMR and RMR Inc. to support the Merger.
These interests of our and OPI’s respective trustees and executive officers and of RMR and RMR Inc. in the Merger may increase the risk of litigation intended to enjoin or prevent the Merger and the risk of other dissident shareholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The relationships described above may precipitate such activities by dissident shareholders and, if instituted against us or OPI or our respective trustees or executive officers, such activities could result in substantial costs, a material delay or prevention of the Merger and a diversion of management’s attention, even if the shareholder action is without merit or unsuccessful.
Lawsuits may be commenced seeking to enjoin or prevent the Merger or seeking other relief which may delay or prevent the completion of the Merger and result in us or OPI incurring substantial costs.
Public company merger and acquisition transactions are often subject to lawsuits initiated by plaintiff’s counsel seeking to enjoin or prevent the transaction or obtain other relief. We, our Trustees, officers and advisors and OPI, its trustees, officers and advisors may become subject to similar litigation with respect to the Merger. We are aware that several law firms have indicated that they are investigating the Merger and related matters, including actions taken by our board of trustees, to determine whether they may seek to assert claims. In July 2023, we and our board of trustees, and OPI and its board of trustees, were sued in several lawsuits filed in the United States District Court for the Southern District of New York in which the plaintiffs allege that we and our board of trustees, or OPI and its board of trustees, violated federal securities laws by omitting or misstating material information in the Form S-4 or the joint proxy statement/prospectus, as applicable. In addition, we have received several demand letters alleging omissions of material information from the joint proxy statement/prospectus. Any such lawsuit could seek, among other things, injunctive or other equitable relief including a request to rescind parts of the Merger Agreement and to otherwise enjoin the parties from consummating the Merger, as well as require payment of fees and other costs by the defendants. We, OPI and any other defendant may incur substantial costs defending any such lawsuit, as well as the distraction of management’s attention, even if such lawsuits are without merit or unsuccessful. No assurance can be provided as to the outcome of any such lawsuits. If the plaintiffs were successful in obtaining an injunction prohibiting the parties from completing the Merger or in obtaining other relief, the completion of the Merger may be prevented or delayed or its terms could change.
Following the Merger, the principal amount of OPI’s indebtedness will increase and OPI may need to incur more debt in the future. Such increase in OPI’s indebtedness may increase the risks OPI faces.
OPI expects to assume our indebtedness upon consummation of the Merger. As of June 30, 2023, OPI had approximately $2.6 billion in principal amount of indebtedness and we had approximately $2.8 billion in principal amount of indebtedness. OPI’s increased indebtedness could have important consequences to holders of OPI Common Shares, including:
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
•exposing OPI to operating difficulties due to an increased amount of secured debt; and
•limiting OPI’s ability to react to changing market conditions in the real estate industry.
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
In addition, the agreements governing OPI’s future indebtedness may contain covenants and terms that are more restrictive than the covenants and terms governing its existing indebtedness, including restrictive covenants relating to its capital raising activities and other financial and operational matters, which may make it more difficult for OPI or the combined company, among other things, to obtain additional capital, pursue business opportunities and pay distributions.

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
Risks Relating to an Investment in OPI Common Shares Following the Merger
The market price of the OPI Common Shares may decline as a result of the Merger or the Share Issuance.
The market price of the OPI Common Shares may decline as a result of the Merger if OPI does not achieve the perceived benefits of the Merger or the effect of the Merger on OPI’s financial results is not consistent with the expectations of financial or industry analysts. In addition, upon consummation of the Merger, our shareholders and OPI shareholders will own OPI Common Shares, and OPI will operate an expanded business with a different mix of assets, liabilities and risks. Our and OPI’s respective current shareholders may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their OPI Common Shares. If, following the Effective Time, large amounts of OPI Common Shares are sold, the market price of the OPI Common Shares could decline.

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
The market price and trading volume of the OPI Common Shares may be volatile following the Merger.
The OPI Common Shares may experience significant price and volume fluctuations, and investors in the OPI Common Shares may experience a decrease in the value of their shares, including decreases unrelated to OPI’s operating performance or prospects. There is no assurance that the market price of the OPI Common Shares will not fluctuate or decline significantly in the future.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common shares. This type of litigation could result in substantial costs and divert the combined company’s management’s attention and resources, which could have a material adverse effect on its cash flows, its ability to execute its business strategy and/or its ability to make distributions to its shareholders.
Risks Relating to Going Concern
We have concluded that there is substantial doubt about our ability to continue as a going concern.
The senior living industry has been adversely affected by the continuing impact of the COVID-19 pandemic as well as current economic and market conditions. These conditions continue to have a significant negative impact on our results of operations, financial condition and cash flows. Our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of June 30, 2023. We cannot be certain how long this ratio will remain below 1.5x, and we are unable to refinance existing or maturing debt or issue new debt until this ratio is at or above 1.5x on a pro forma basis. As of June 30, 2023, we had $338.4 million of cash and cash equivalents and $450.0 million in outstanding borrowings under our credit facility, and our credit facility matures on January 15, 2024. Our credit facility is secured by 61 properties which had an appraised value in excess of $1.0 billion based on appraisals completed in June 2023. We also have $250.0 million of senior notes maturing on May 1, 2024.
As discussed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, based on these challenges and upcoming debt maturities, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, August 1, 2023. Our continuation as a going concern is dependent upon many factors, including our ability to complete the Merger, meet our debt covenants and repay our debts and other obligations when due. While we believe the Merger will alleviate the substantial doubt about our ability to continue as a going concern, the Merger is subject to shareholder approval and other closing conditions and we cannot provide assurance that the Merger will be completed on the contemplated terms or timeline or at all. In the event that the Merger is not completed, the perception of our ability to continue as a going concern may make it more difficult for us to refinance our existing debt and could result in the loss of confidence by investors. We cannot be sure that we will be able to obtain any future financing, and any such financing we may obtain may not be sufficient to repay our existing debt. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2023:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2023	17,058	$0.88	—	$—
June 1 - June 30, 2023	7,455	1.74	—	—
Total	24,513	$1.14	—	$—

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

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary, dated June 30, 2017. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 30, 2017.)
3.4	Articles Supplementary, dated May 19, 2020. (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 20, 2020.)
3.5	Second Amended and Restated Bylaws of the Company, adopted June 5, 2023. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 6, 2023.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K filed on January 2, 2020.)
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
99.1
Limited Waiver and Consent to Amended and Restated Credit Agreement, dated as of July 10, 2023, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other parties party thereto. (Filed herewith.)

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

Dated: August 1, 2023

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: August 1, 2023