Form 10-Q
period 2023-09-30
DIVERSIFIED HEALTHCARE TRUST
filed 2023-11-01
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of October 27, 2023: 240,450,349

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

September 30, 2023

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Real estate properties:
Land	$652,707	$668,918
Buildings and improvements	6,114,398	6,023,625
Total real estate properties, gross	6,767,105	6,692,543
Accumulated depreciation	(1,965,948)	(1,828,352)
Total real estate properties, net	4,801,157	4,864,191

Investments in unconsolidated joint ventures	153,744	155,477
Assets of properties held for sale	24,643	385
Cash and cash equivalents	278,122	658,065
Restricted cash	983	30,237
Acquired real estate leases and other intangible assets, net	36,605	45,351
Other assets, net	235,002	248,387
Total assets	$5,530,256	$6,002,093

Liabilities and Shareholders' Equity
Secured credit facility	$450,000	$700,000
Senior unsecured notes, net	2,321,320	2,317,700
Secured debt and finance leases, net	13,660	30,177
Liabilities of properties held for sale	427	—
Accrued interest	32,045	29,417
Other liabilities	271,278	286,188
Total liabilities	3,088,730	3,363,482

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 240,457,549 and 239,694,842 shares issued and outstanding, respectively	2,405	2,397
Additional paid in capital	4,618,138	4,617,031
Cumulative net income	1,880,842	2,071,850
Cumulative distributions	(4,059,859)	(4,052,667)
Total shareholders' equity	2,441,526	2,638,611
Total liabilities and shareholders' equity	$5,530,256	$6,002,093
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental income	$63,390	$63,960	$191,201	$191,767
Residents fees and services	293,134	258,960	857,572	754,914
Total revenues	356,524	322,920	1,048,773	946,681

Expenses:
Property operating expenses	298,432	289,096	870,740	823,904
Depreciation and amortization	67,236	60,407	200,430	175,927
General and administrative	6,954	6,179	20,111	20,671
Acquisition and certain other transaction related costs	3,676	289	9,812	1,826
Impairment of assets	1,156	—	18,380	—
Total expenses	377,454	355,971	1,119,473	1,022,328

(Loss) gain on sale of properties	—	(5,044)	1,233	322,064
Gains and losses on equity securities, net	—	(2,674)	8,126	(21,384)
Interest and other income	3,243	4,099	12,572	6,760
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,293, $1,908, $6,616 and $6,698, respectively)	(47,758)	(46,936)	(142,922)	(160,042)
Loss on modification or early extinguishment of debt	—	—	(1,075)	(30,043)
(Loss) income before income tax expense and equity in net (losses) earnings of investees	(65,445)	(83,606)	(192,766)	41,708
Income tax expense	(189)	(13)	(379)	(845)
Equity in net (losses) earnings of investees	(145)	2,127	2,137	8,685
Net (loss) income	$(65,779)	$(81,492)	$(191,008)	$49,548

Weighted average common shares outstanding (basic and diluted)	238,892	238,344	238,722	238,231

Per common share amounts (basic and diluted):
Net (loss) income	$(0.28)	$(0.34)	$(0.80)	$0.21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total Equity
Balance at December 31, 2022:	239,694,842	$2,397	$4,617,031	$2,071,850	$(4,052,667)	$2,638,611
Net loss	—	—	—	(52,658)	—	(52,658)
Distributions	—	—	—	—	(2,397)	(2,397)
Share grants	—	—	270	—	—	270
Share repurchases	(5,975)	—	(6)	—	—	(6)
Share forfeitures	(6,400)	—	(1)	—	—	(1)
Balance at March 31, 2023:	239,682,467	2,397	4,617,294	2,019,192	(4,055,064)	2,583,819
Net loss	—	—	—	(72,571)	—	(72,571)
Distributions	—	—	—	—	(2,397)	(2,397)
Share grants	140,000	1	567	—	—	568
Share repurchases	(24,513)	—	(27)	—	—	(27)
Share forfeitures	(5,600)	—	(3)	—	—	(3)
Balance at June 30, 2023:	239,792,354	2,398	4,617,831	1,946,621	(4,057,461)	2,509,389
Net loss	—	—	—	(65,779)	—	(65,779)
Distributions	—	—	—	—	(2,398)	(2,398)
Share grants	820,000	8	662	—	—	670
Share repurchases	(151,405)	(1)	(352)	—	—	(353)
Share forfeitures	(3,400)	—	(3)	—	—	(3)
Balance at September 30, 2023:	240,457,549	$2,405	$4,618,138	$1,880,842	$(4,059,859)	$2,441,526
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

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(191,008)	$49,548
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	200,430	175,927
Net amortization of debt premiums, discounts and issuance costs	6,616	6,698
Straight line rental income	1,333	(7,193)
Amortization of acquired real estate leases	(264)	204
Loss on modification or early extinguishment of debt	1,075	30,043
Impairment of assets	18,380	—
Gain on sale of properties	(1,233)	(322,064)
Gains and losses on equity securities, net	(8,126)	21,384
Other non-cash adjustments, net	(1,328)	(1,376)
Unconsolidated joint venture distributions	3,870	7,400
Equity in net earnings of investees	(2,137)	(8,685)
Change in assets and liabilities:
Deferred leasing costs, net	(7,995)	(6,188)
Other assets	4,315	9,809
Accrued interest	2,628	2,312
Other liabilities	(8,864)	5,233
Net cash provided by (used in) operating activities	17,692	(36,948)

Cash flows from investing activities:
Real estate acquisitions	—	(75,105)
Real estate improvements	(168,400)	(189,118)
Proceeds from sale of properties, net	3,548	822
Proceeds from sale of properties to joint venture, net	—	638,488
Proceeds from sale of interest in joint venture, net	—	108,626
Proceeds from AlerisLife Inc. tender offer	14,006	—
Net cash (used in) provided by investing activities	(150,846)	483,713

Cash flows from financing activities:
Repayments of borrowings on credit facility	(250,000)	(100,000)
Redemption of senior unsecured notes	—	(500,000)
Repayment of other debt	(16,408)	(28,373)
Loss on early extinguishment of debt settled in cash	—	(24,375)
Payment of debt issuance costs	(2,057)	(2,821)
Repurchase of common shares	(386)	(165)
Distributions to shareholders	(7,192)	(7,171)
Net cash used in financing activities	(276,043)	(662,905)

Decrease in cash and cash equivalents and restricted cash	(409,197)	(216,140)
Cash and cash equivalents and restricted cash at beginning of period	688,302	1,016,945
Cash and cash equivalents and restricted cash at end of period	$279,105	$800,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$133,695	$151,032
Income taxes paid	$677	$905

Non-cash investing activities:
Decrease in real estate, net resulting from the deconsolidation of investments that were previously consolidated	$—	$(355,669)
Real estate improvements accrued, not paid	$29,560	$24,218
Capitalized interest	$17	$—
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of September 30,
	2023	2022
Cash and cash equivalents	$278,122	$691,040
Restricted cash (1)	983	109,765
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$279,105	$800,805
(1) As of September 30, 2022, restricted cash consisted of proceeds from the sale of assets and proceeds from the sale of joint venture interests held as collateral pursuant to the agreement governing our credit facility, or our credit agreement. Subsequently, these funds were used to pay for approved expenditures in accordance with our credit agreement. Restricted cash also consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties.

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
Going Concern
The senior living industry has been adversely affected by a slow recovery from the COVID-19 pandemic, as well as economic and market conditions. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. Although there have been signs of recovery and increased demand when compared to the low levels during the COVID-19 pandemic, the recovery of our senior housing operating portfolio, or SHOP, segment has been slower than previously anticipated and uneven, and we cannot be sure when or if the senior living business will return to historic pre-pandemic levels. To mitigate the effects of the slow recovery coming from the COVID-19 pandemic and the increased variability in operating cash flows from our SHOP communities, we continue to work with our senior living operators to manage costs, especially labor costs, and to increase rates and occupancy. However, increased operating costs resulting from difficult labor market conditions, wage and commodity price inflation and increased insurance costs, among other things, continue to negatively impact margins. Additionally, while our senior living operators have increased rates, those rates are increasing gradually and are not increasing at the same pace as our costs, putting further pressure on our margins. In order to increase the probability of a recovery of our cash flows, we have continued to invest capital in our SHOP segment, which has reduced our cash balances since the filing of our Annual Report on March 1, 2023. As a result of our decreased cash balances, we have deferred, and may continue to defer, future capital expenditures to preserve liquidity, which may slow the pace of any recovery of our cash flows. As of September 30, 2023, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants, and we cannot be certain how long this ratio will remain below 1.5x. We are unable to refinance existing or maturing debt or issue new debt until this ratio is at or above 1.5x on a pro forma basis. As of September 30, 2023, we had $278,122 of cash and cash equivalents and $700,000 of outstanding debt due within one year from the date of issuance of these financial statements, including $450,000 in outstanding borrowings under our credit facility, which matures on January 15, 2024, and $250,000 of senior notes that mature

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
on May 1, 2024. Our credit facility is secured by 62 properties which had an appraised value of approximately $1,114,270 based on appraisals completed in 2023.
Based on the challenges described above, as well as our reduced cash balances, additional capital commitments in both our Office Portfolio and SHOP segments and upcoming debt maturities, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements. In September 2023, subsequent to the termination of our proposed merger with Office Properties Income Trust, or OPI, we engaged B. Riley Securities, Inc., or B. Riley, as a financial advisor to help us evaluate our options to address our near term capital needs, including the upcoming debt maturities described above. Among the alternatives being considered to address our near term capital needs are raising permissible new capital, including by selling assets, as well as seeking an extension of the maturity date of our credit facility. Regarding any new capital that may be raised, we are limited in the type of financings we can pursue as we cannot currently refinance existing or maturing debt or issue new debt, as described above. We are also engaging in discussions with the lenders under our $450,000 credit facility regarding an amendment to our credit agreement to extend the maturity date of the facility, amend certain covenants and allow us to repay maturing debt, among other things. While we believe that the new capital we expect to raise, including proceeds from our planned asset sales, and the possible extension of the maturity date of our credit facility, will alleviate the substantial doubt about our ability to continue as a going concern, we cannot provide assurance that we will raise new capital or sell assets or that any new capital raised, including proceeds from our planned asset sales, will be sufficient to repay our maturing debt or that our lenders will agree to an extension of the maturity date of our credit facility. Due to challenging capital market conditions, in particular with respect to commercial real estate, we do not believe that it is probable, as of the date of issuance of these financial statements, that we will raise sufficient new capital, including proceeds from our planned asset sales, to meet our upcoming contractual commitments. As of November 1, 2023, we cannot demonstrate that our management's plans to alleviate the substantial doubt about our ability to continue as a going concern will be probable in mitigating the conditions that raise the substantial doubt because our plan to raise permissible new capital, including proceeds from our planned asset sales, and to extend the maturity date of our credit facility, is subject to market conditions and lender approvals, among other things, which are beyond our control.
Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Termination of Merger Agreement with Office Properties Income Trust
On April 11, 2023, we and OPI entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which we and OPI agreed that we would merge with and into OPI, with OPI as the surviving entity in the merger, subject to the terms and conditions of the Merger Agreement. On September 1, 2023, we and OPI mutually agreed to terminate the Merger Agreement and entered into a termination agreement, or the Termination Agreement. The mutual termination of the Merger Agreement was separately recommended by special committees of our and OPI’s respective board of trustees and approved by our and OPI’s respective board of trustees.
Pursuant to the Termination Agreement, the termination of the Merger Agreement was effective as of September 1, 2023. Neither we nor OPI are required to pay any termination fee as a result of the mutual decision to terminate the Merger Agreement. We and OPI will bear our and its respective costs and expenses related to the Merger Agreement and the transactions contemplated thereby in accordance with the terms of the Merger Agreement.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 2.  Real Estate Investments
As of September 30, 2023, we wholly owned 376 properties located in 36 states and Washington, D.C., including six properties classified as held for sale and five closed senior living communities, and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states.
Joint Venture Activities:
As of September 30, 2023, we had equity investments in joint ventures as follows:

Joint Venture	DHC Ownership	DHC Carrying Value of Investment at September 30, 2023	Number of Properties	Location	Square Feet
Seaport Innovation LLC	10%	$107,773	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	45,971	10	CA, MA, NY, TX, WA	1,068,763
		$153,744	11		2,203,242
The following table provides a summary of the mortgage debts of these joint ventures:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance at September 30, 2023 (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2)	3.53%	8/6/2026	$620,000
Mortgage Notes Payable (secured by nine properties in five states) (3)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (3) (4)	5.90%	2/9/2024	266,825
	4.10%		$1,076,625
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
(4)The maturity date of February 9, 2024 is subject to three, one year extension options and requires interest to be paid at an annual rate based on the secured overnight financing rate, or SOFR, plus a premium of 1.90%. The interest rate is as of September 30, 2023. This joint venture has also purchased an interest rate cap through February 2024 with a SOFR strike rate equal to 4.00%.

In December 2021, we sold an additional 35% equity interest from our then remaining 55% equity interest in the Seaport JV to another third party institutional investor for $378,000, before closing costs and other adjustments. Effective as of the date of the sale, we deconsolidated this joint venture and we now account for this joint venture using the equity method of accounting under the fair value option. In June 2022, we sold an additional 10% equity interest from our then remaining 20% equity interest in the Seaport JV to an existing joint venture investor for $108,000, before closing costs and other adjustments. We recognized a net loss on sale of $1,226 related to this transaction during the nine months ended September 30, 2022, which is included in (loss) gain on sale of properties in our condensed consolidated statements of comprehensive income (loss). After giving effect to these sales, we continue to own a 10% equity interest in this joint venture. Our initial investment amount was based on a property valuation of $1,700,000, less $620,000 of existing mortgage debts on the property that this joint venture assumed. See Note 5 for more information regarding the valuation of our investment in this joint venture.
In January 2022, we entered into a joint venture with two unrelated third party institutional investors for 10 medical office and life science properties we owned, or the LSMD JV. We sold equity interests in this joint venture to those investors for aggregate proceeds, before closing costs and other adjustments, of approximately $653,300. We deconsolidated the net assets of these properties effective as of the date of the sale and recognized a net gain on sale of $322,468 related to this transaction during the nine months ended September 30, 2022, which is included in (loss) gain on sale of properties in our condensed consolidated statements of comprehensive income (loss). The equity interests that the investors acquired from us equaled 41% and 39%, respectively, of the total equity interests in the joint venture and we retained a 20% equity interest in the joint venture. Following the sale, we account for this joint venture using the equity method of accounting under the fair value option. The initial investment amounts were based upon a property valuation of approximately $702,500, less approximately $456,600 of secured debt on the properties incurred by this joint venture. See Note 5 for more information regarding the valuation of our investment in this joint venture.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Acquisitions and Dispositions:
We did not acquire any properties during the nine months ended September 30, 2023.
During the nine months ended September 30, 2023, we sold three properties for an aggregate sales price of $2,800, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions, individually or in the aggregate, and we do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Sales Price (1)	Gain on Sale
February 2023	Pennsylvania and South Carolina	Senior Living	3	$2,800	$293
(1)Sales price excludes closing costs.
During the nine months ended September 30, 2023, we recognized a gain of $940 related to the sales of skilled nursing bed licenses at certain of our senior living communities.
As of September 30, 2023, we had six properties classified as held for sale in our condensed consolidated balance sheet as follows:

Type of Property	Number of Properties	Real Estate Properties, Net
Life Science and Medical Office	4	$21,372
Senior Living	2	2,740
	6	$24,112
In October 2023, two of the four life science and medical office properties, and one of the two senior living communities, which were classified as held for sale in the table above, were sold for an aggregate sales price of $10,830, excluding closing costs.
As of October 27, 2023, we had one property under an agreement to sell for a sales price of approximately $1,800, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.
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
During the nine months ended September 30, 2023, we recorded impairment charges of $14,763 related to four life science and medical office properties and one senior living community that were classified as held for sale as of September 30, 2023. We also recorded impairment charges of $3,617 to adjust the carrying value of one senior living community to its estimated fair value.

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
We increased rental income to record revenue on a straight line basis by $676 and $2,738 for the three months ended September 30, 2023 and 2022, respectively, and $7,193 for the nine months ended September 30, 2022. We decreased rental income to record revenue on a straight line basis by $1,333 for the nine months ended September 30, 2023. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $74,884 and $76,363 of straight line rent receivables at September 30, 2023 and December 31, 2022, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $12,018 and $11,312 for the three months ended September 30, 2023 and 2022, respectively, of which tenant reimbursements totaled $11,965 and $11,263, respectively, and $36,579 and $32,450 for the nine months ended September 30, 2023 and 2022, respectively, of which tenant reimbursements totaled $36,414 and $32,276, respectively.
Right of Use Asset and Lease Liability: For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $24,163 and $24,545, respectively, as of September 30, 2023, and $26,508 and $26,889, respectively, as of December 31, 2022. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.
Note 4.  Indebtedness
Our principal debt obligations, excluding any debt obligations of our joint ventures, at September 30, 2023 were: (1) $450,000 of outstanding borrowings under our credit facility; (2) $2,350,000 outstanding principal amount of senior unsecured notes; and (3) $9,504 principal amount of a mortgage note secured by one property. This mortgaged property had a net book value of $12,962 at September 30, 2023. We also had two properties subject to finance leases that expire in 2026 with lease obligations totaling $4,156 at September 30, 2023; these two properties had a net book value of $23,140 and $22,347 at September 30, 2023 and December 31, 2022, respectively.
We have a $450,000 credit facility that is used for general business purposes and matures in January 2024. We are required to pay interest on the amount outstanding under our credit facility at a rate of SOFR plus a premium, which was 290 basis points per annum at September 30, 2023. As of September 30, 2023, our credit facility required interest to be paid on borrowings at the annual rate of 8.3%, plus a facility fee of $338 per quarter. The weighted average annual interest rates for borrowings under our credit facility were 8.3% and 4.8% for the three months ended September 30, 2023 and 2022, respectively, and 7.8% and 3.8% for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and October 27, 2023, we were fully drawn under our credit facility. We are also engaging in discussions with the lenders under our $450,000 credit facility regarding an amendment to our credit agreement to extend the maturity date of the facility, amend certain covenants and allow us to repay maturing debt, among other things.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
As of September 30, 2023, all $500,000 of our 9.75% senior notes due 2025 and all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,350,000 of senior unsecured notes do not have the benefit of any guarantees as of September 30, 2023.
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
•the facility commitments were reduced from $586,373 to $450,000 following our repayment of $136,373 in then outstanding borrowings, and as a result of the reduction in commitments, we recorded a loss on modification or early extinguishment of debt of $1,075 for the nine months ended September 30, 2023;
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
Pursuant to our credit agreement, we pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit agreement and have provided first mortgage liens on 62 medical office and life science properties with an aggregate net book value of $826,780 as of September 30, 2023 to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added based on outstanding debt amounts, among other things.
Our credit agreement requires us to maintain collateral properties with an aggregate appraised value of at least $1,090,909, and allows Wells Fargo Bank, National Association, as administrative agent under our credit facility, or the Administrative Agent, to periodically reappraise the collateral properties. On June 23, 2023, the Administrative Agent notified us that the reappraised value of the then 61 medical office and life science properties securing our credit facility since September 2021 had declined from $1,337,200 to $1,046,770, below the $1,090,909 threshold required under our credit agreement. Failure to meet the required threshold constitutes a non-monetary event of default under our credit agreement. In July 2023, we obtained a limited waiver from the Administrative Agent and requisite lenders under our credit facility, which waived the event of default and decreased the required appraised value of the collateral properties through September 30, 2023. In September 2023, we pledged the equity interests of an additional subsidiary owning one medical office property to secure our obligations under our credit agreement and provided a first mortgage lien on such medical office property. As of September 30, 2023, we believe we were in compliance with this covenant.
In April 2023, we prepaid a mortgage note secured by one of our senior living communities with an outstanding principal balance of approximately $14,565, a maturity date in June 2023 and an annual interest rate of 6.64% using cash on hand.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of September 30, 2023, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as the effects of the slower than anticipated and uneven recovery of our SHOP business from the COVID-19 pandemic, wage and commodity price inflation, rising interest rates, increased insurance costs, geopolitical risks and other economic, market and industry conditions continued to adversely impact our operations. We are unable to refinance existing or maturing debt or issue new debt until this ratio is at or above 1.5x on a pro forma basis. As of September 30, 2023, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations, subject to the waivers described above. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, rising or sustained high interest rates, increased insurance costs, geopolitical risks or other economic, market or industry conditions, including the delayed and uneven recovery of the senior housing industry, downturns or recessions, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. In addition, we may be unable to repay the $450,000 in outstanding borrowings under our credit facility if we do not succeed in realizing our plan to address the uncertainty of our ability to continue as a going concern or if that plan is not successful. Further, if we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives. Any such waiver or amendment may result in increased costs and interest rates, additional restrictive covenants or other lender protections imposed on us. For example, we are currently engaging in discussions with the lenders under our credit facility regarding a possible extension and amendment of that facility, as described above.
Note 5.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at September 30, 2023 and December 31, 2022, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of September 30, 2023		As of December 31, 2022
Description	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Recurring Fair Value Measurements Assets:
Investment in AlerisLife (Level 1) (1)	$—	$—	$5,880	$5,880
Investment in unconsolidated joint venture (Level 3) (2)	$107,773	$107,773	$104,697	$104,697
Investment in unconsolidated joint venture (Level 3) (3)	$45,971	$45,971	$50,780	$50,780
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (Level 2) (4)	$6,586	$6,586	$—	$—
(1)On February 2, 2023, in connection with the proposed acquisition of AlerisLife Inc., or AlerisLife, by a subsidiary of ABP Trust, which is the controlling shareholder of The RMR Group Inc., or RMR Inc., we agreed to tender all of the 10,691,658 shares of common stock of AlerisLife, we owned at a price of $1.31 per share, and the acquisition was completed on March 20, 2023. Prior to March 20, 2023, these AlerisLife common shares were included in other assets, net in our condensed consolidated balance sheets, and were reported at fair value, which was based upon quoted market prices on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs). During the three months ended September 30, 2022, we recorded an unrealized loss of $2,674, and during the nine months ended September 30, 2023 and 2022, we recorded an unrealized gain of $8,126 and an unrealized loss of $21,384, respectively, which are included in gains and losses on equity securities, net in our condensed consolidated statements of comprehensive income (loss), to adjust the carrying value of our former investment in AlerisLife common shares to their fair value. See Note 10 for further information about our investment in AlerisLife.
(2)The 10% equity interest we own in the Seaport JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
(Level 3 inputs). The significant unobservable inputs used in the fair value analysis are a discount rate of 6.50%, an exit capitalization rate of 6.00%, a holding period of 10 years and market rents. The assumptions made in the fair value analysis are based on the location, type and nature of the property, and current and anticipated market conditions, which are derived from appraisers. See Note 2 for further information regarding this joint venture.
(3)The 20% equity interest we own in the LSMD JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are discount rates of between 6.25% and 8.00%, exit capitalization rates of between 4.75% and 7.00%, holding periods of 10 years and market rents. The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers. See Note 2 for further information regarding this joint venture.
(4)We have assets in our condensed consolidated balance sheets that are measured at fair value on a non-recurring basis. During the three months ended September 30, 2023, we recorded impairment charges of $427 to reduce the carrying value of one life science property that is classified as held for sale to its estimated sales price, less estimated costs to sell, of $5,845 under an agreement to sell that we have entered into with a third party. During the three months ended September 30, 2023, we also recorded impairment charges of $729 to reduce the carrying value of one senior living community that is classified as held for sale to its estimated sales price, less estimated costs to sell, of $741 under an agreement to sell that we have entered into with a third party. See Note 2 for further information about impairment charges and the properties we have classified as held for sale.
In addition to the assets described in the table above, our financial instruments at September 30, 2023 and December 31, 2022 included cash and cash equivalents, restricted cash, certain other assets, our credit facility, senior unsecured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of September 30, 2023		As of December 31, 2022
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 4.750% coupon rate, due 2024	$249,837	$236,225	$249,628	$211,250
Senior unsecured notes, 9.750% coupon rate, due 2025	497,019	481,350	495,710	478,985
Senior unsecured notes, 4.750% coupon rate, due 2028	494,428	364,555	493,473	284,375
Senior unsecured notes, 4.375% coupon rate, due 2031	493,630	346,180	492,986	317,130
Senior unsecured notes, 5.625% coupon rate, due 2042	342,851	201,600	342,565	151,200
Senior unsecured notes, 6.250% coupon rate, due 2046	243,555	154,700	243,338	115,300
Secured debts (2)	13,660	12,491	30,177	28,275
	$2,334,980	$1,797,101	$2,347,877	$1,586,515
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
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 inputs) as of September 30, 2023 and December 31, 2022. We estimated the fair values of our four issuances of senior unsecured notes due 2024, 2025, 2028 and 2031 using an average of the bid and ask price on Nasdaq on or about September 30, 2023 and December 31, 2022 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 6.  Shareholders' Equity
Common Share Awards:
On June 5, 2023, in accordance with our Trustee compensation arrangements, we awarded to each of our then seven Trustees 20,000 of our common shares, valued at $1.74 per share, the closing price of our common shares on Nasdaq on that day.
On September 13, 2023, we awarded under our equity compensation plan an aggregate of 800,000 of our common shares, valued at $2.33 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR.
On September 26, 2023, in accordance with our Trustee compensation arrangements, we awarded 20,000 of our common shares in connection with the election of one of our Trustees in September 2023, valued at $2.23 per share, the closing price of our common shares on Nasdaq on that day.
Common Share Purchases:
During the three and nine months ended September 30, 2023, we purchased an aggregate of 151,405 and 181,893 of our common shares, respectively, valued at a weighted average share price of $2.33 and $2.12 per common share, respectively, from our officers and certain current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions:
During the nine months ended September 30, 2023, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.01	$2,397
April 13, 2023	April 24, 2023	May 18, 2023	0.01	2,397
July 13, 2023	July 24, 2023	August 17, 2023	0.01	2,398
			$0.03	$7,192
On October 12, 2023, we declared a quarterly distribution to common shareholders of record on October 23, 2023 of $0.01 per share, or approximately $2,405. We expect to pay this distribution on or about November 16, 2023.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2023
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$55,058	$—	$8,332	$63,390
Residents fees and services	—	293,134	—	293,134
Total revenues	55,058	293,134	8,332	356,524

Expenses:
Property operating expenses	25,784	272,445	203	298,432
Depreciation and amortization	20,175	44,587	2,474	67,236
General and administrative	—	—	6,954	6,954
Acquisition and certain other transaction related costs	—	—	3,676	3,676
Impairment of assets	427	729	—	1,156
Total expenses	46,386	317,761	13,307	377,454

Interest and other income	—	115	3,128	3,243
Interest expense	(119)	(79)	(47,560)	(47,758)
Income (loss) before income tax expense and equity in net losses of investees	8,553	(24,591)	(49,407)	(65,445)
Income tax expense	—	—	(189)	(189)
Equity in net losses of investees	(145)	—	—	(145)
Net income (loss)	$8,408	$(24,591)	$(49,596)	$(65,779)

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2023
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$165,448	$—	$25,753	$191,201
Residents fees and services	—	857,572	—	857,572
Total revenues	165,448	857,572	25,753	1,048,773

Expenses:
Property operating expenses	73,237	796,733	770	870,740
Depreciation and amortization	63,065	129,891	7,474	200,430
General and administrative	—	—	20,111	20,111
Acquisition and certain other transaction related costs	—	—	9,812	9,812
Impairment of assets	14,034	4,346	—	18,380
Total expenses	150,336	930,970	38,167	1,119,473

Gain on sale of properties	—	1,233	—	1,233
Gains on equity securities, net	—	—	8,126	8,126
Interest and other income	—	1,581	10,991	12,572
Interest expense	(344)	(502)	(142,076)	(142,922)
Loss on modification or early extinguishment of debt	—	—	(1,075)	(1,075)
Income (loss) before income tax expense and equity in net earnings of investees	14,768	(71,086)	(136,448)	(192,766)
Income tax expense	—	—	(379)	(379)
Equity in net earnings of investees	2,137	—	—	2,137
Net income (loss)	$16,905	$(71,086)	$(136,827)	$(191,008)
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services established a Provider Relief Fund. Subsequently, the American Rescue Plan Act, or ARPA, was enacted. Retention and use of the funds received under the CARES Act and ARPA are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned. We recognize income from government grants on a systematic and rational basis over the period in which we recognize the related expenses or loss of revenues for which the grants are intended to compensate when there is reasonable assurance that we will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. We have received funds related to certain programs under the CARES Act, ARPA and various state programs in which certain of our communities in our SHOP segment are located. We have recognized $1,581 and $1,084 with respect to those funds we received as interest and other income in our condensed consolidated statements of comprehensive income (loss) with respect to our SHOP segment for the nine months ended September 30, 2023 and 2022, respectively.

	As of September 30, 2023
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,918,452	$3,132,120	$479,684	$5,530,256

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$55,254	$—	$8,706	$63,960
Residents fees and services	—	258,960	—	258,960
Total revenues	55,254	258,960	8,706	322,920

Expenses:
Property operating expenses	24,179	264,722	195	289,096
Depreciation and amortization	19,037	38,484	2,886	60,407
General and administrative	—	—	6,179	6,179
Acquisition and certain other transaction related costs	—	—	289	289
Total expenses	43,216	303,206	9,549	355,971

(Loss) gain on sale of properties	(5,074)	30	—	(5,044)
Losses on equity securities, net	—	—	(2,674)	(2,674)
Interest and other income	—	125	3,974	4,099
Interest expense	(217)	(298)	(46,421)	(46,936)
Income (loss) before income tax expense and equity in net earnings of investees	6,747	(44,389)	(45,964)	(83,606)
Income tax expense	—	—	(13)	(13)
Equity in net earnings of investees	2,127	—	—	2,127
Net income (loss)	$8,874	$(44,389)	$(45,977)	$(81,492)

	For the Nine Months Ended September 30, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$162,861	$—	$28,906	$191,767
Residents fees and services	—	754,914	—	754,914
Total revenues	162,861	754,914	28,906	946,681

Expenses:
Property operating expenses	69,652	754,057	195	823,904
Depreciation and amortization	55,424	111,836	8,667	175,927
General and administrative	—	—	20,671	20,671
Acquisition and certain other transaction related costs	—	—	1,826	1,826
Total expenses	125,076	865,893	31,359	1,022,328

Gain on sale of properties	321,242	822	—	322,064
Losses on equity securities, net	—	—	(21,384)	(21,384)
Interest and other income	—	1,084	5,676	6,760
Interest expense	(798)	(1,283)	(157,961)	(160,042)
Gain (loss) on modification or early extinguishment of debt	16	—	(30,059)	(30,043)
Income (loss) before income tax expense and equity in net earnings of investees	358,245	(110,356)	(206,181)	41,708
Income tax expense	—	—	(845)	(845)
Equity in net earnings of investees	8,685	—	—	8,685
Net income (loss)	$366,930	$(110,356)	$(207,026)	$49,548

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	As of December 31, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,967,244	$3,147,785	$887,064	$6,002,093
Note 8. Senior Living Community Management Agreements
Our managed senior living communities are operated by third parties pursuant to management agreements. Five Star Senior Living, or Five Star, which is an operating division of AlerisLife, manages many of our SHOP communities. Five Star manages these communities pursuant to a master management agreement that we and Five Star are party to. AlerisLife guarantees the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements.
In February 2022, we closed a senior living community that had previously been managed by Five Star. We are assessing opportunities to redevelop that property. This community was one of the 108 communities that we and Five Star agreed in 2021 to transition to other third party managers or close. As of December 31, 2021, we had transitioned the other 107 senior living communities, containing 7,340 living units, from Five Star to other third party managers. We incurred costs related to retention and other transition costs for these communities. We recorded $220 and $1,665 for the three and nine months ended September 30, 2022, respectively, of these costs to acquisition and certain other transaction related costs in our condensed consolidated statements of comprehensive income (loss).
In connection with ABP Trust’s acquisition of AlerisLife, as described in Note 10, we entered into a consent and amendment agreement on February 2, 2023, pursuant to which, among other things, we agreed to amend our master management agreement with Five Star. See Note 10 for further information regarding ABP Trust's acquisition of AlerisLife, including the related amendment to the master management agreement.
Our Senior Living Communities Managed by Five Star. Five Star managed 119 and 120 of our senior living communities as of September 30, 2023 and 2022, respectively. We lease our senior living communities that are managed by Five Star to our taxable REIT subsidiaries, or TRSs.
We incurred management fees payable to Five Star of $10,058 and $9,477 for the three months ended September 30, 2023 and 2022, respectively, and $29,962 and $27,380 for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, $9,457 and $8,601, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $601 and $876, respectively, were capitalized in our condensed consolidated balance sheets. For the nine months ended September 30, 2023 and 2022, $27,909 and $25,017, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $2,053 and $2,363, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We incurred fees of $0 and $1,590 for the three months ended September 30, 2023 and 2022, respectively, and $1,213 and $5,242 for the nine months ended September 30, 2023 and 2022, respectively, with respect to rehabilitation services Five Star provided at our senior living communities that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
We lease to Five Star space at certain of our senior living communities, which it uses to provide certain outpatient rehabilitation and wellness services.
Our Senior Living Communities Managed by Other Third Party Managers. Several other third party managers managed 111 and 107 of our senior living communities as of September 30, 2023 and 2022, respectively. We lease our senior living communities that are managed by these third party managers to our TRSs.
We incurred management fees payable to these third party managers of $5,635 and $5,108 for the three months ended September 30, 2023 and 2022, respectively, and $16,230 and $15,434 for the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in property operating expenses in our condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue from contracts with customers:	2023	2022	2023	2022
Basic housing and support services	$232,805	$204,842	$681,598	$594,715
Medicare and Medicaid programs	22,568	21,370	65,965	60,153
Private pay and other third party payer SNF services	37,761	32,748	110,009	100,046
Total residents fees and services	$293,134	$258,960	$857,572	$754,914
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
We recognized net business management fees of $3,692 and $3,763 for the three months ended September 30, 2023 and 2022, respectively, and $10,283 and $13,082 for the nine months ended September 30, 2023 and 2022, respectively. Based on our common share total return, as defined in our business management agreement, as of each of September 30, 2023 and 2022, no estimated incentive fees are included in the net business management fees we recognized for the three or nine months ended September 30, 2023 or 2022. The actual amount of annual incentive fees for 2023, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2023, and will be payable in January 2024. We did not incur any incentive fee payable for the year ended December 31, 2022. We recognize business management and incentive fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We recognized aggregate net property management and construction supervision fees of $2,209 and $2,658 for the three months ended September 30, 2023 and 2022, respectively, and $6,403 and $7,567 for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, $1,363 and $1,521, respectively, of the total property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $846 and $1,137, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the nine months ended September 30, 2023 and 2022, $4,226 and $4,142, respectively, of the total property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $2,177 and $3,425, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $3,671 and $3,498 for these expenses and costs for the three months ended September 30, 2023 and 2022, respectively, and $10,765 and $9,573 for the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss) for these periods.
In connection with the Merger Agreement, we, OPI and RMR entered into a letter agreement pursuant to which we and RMR acknowledged and agreed that, effective upon consummation of the merger, we shall have terminated our business and property management agreements with RMR for convenience, and RMR shall have waived its right to receive payment of the

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
termination fee pursuant to each such agreement upon such termination. On September 1, 2023, we and OPI mutually agreed to terminate the Merger Agreement. Since the merger was not consummated, our business and property management agreements with RMR were not terminated and remain in effect.
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
See Note 6 for information relating to awards of our common shares we made in September 2023 to our officers and certain other employees of RMR and our repurchase of common shares from our officers and certain current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations owed in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for common share awards to our officers and RMR officers and employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
AlerisLife. Until March 20, 2023, we were AlerisLife's largest stockholder, owning approximately 31.9% of AlerisLife's outstanding common shares, and ABP Acquisition LLC, or ABP Acquisition, a subsidiary of ABP Trust, together with ABP Trust, owned approximately 6.1% of AlerisLife's outstanding common shares. Five Star is an operating division of AlerisLife. Five Star manages certain of the senior living communities we own. RMR provides management services to both us and AlerisLife.
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
In connection with the ALR Merger Agreement, on February 2, 2023, we entered into a consent agreement with ABP Acquisition 2, ABP Acquisition, ABP Trust and Adam D. Portnoy, or, collectively, the ABP Parties. Pursuant to the consent agreement, we: (1) consented to AlerisLife’s granting of certain exceptions to the ownership restrictions set forth in its charter

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
to the ABP Parties in connection with the AlerisLife Transaction, (2) waived any default under our master management agreement with Five Star arising or resulting from the AlerisLife Transaction, (3) agreed to tender all the AlerisLife common shares that we and our subsidiary owned, into the tender offer at the tender offer price, subject to the right, but not the obligation, to purchase, in a single private transaction, on or before December 31, 2023, a number of shares of common stock of the surviving entity in the AlerisLife Transaction constituting a percentage up to 31.9% of the then issued and outstanding shares of the common stock of the surviving entity based on the tender offer price and otherwise pursuant to a stockholders agreement to be entered into at the time of any such purchase on such terms as are negotiated and mutually agreed by the parties, and (4) agreed to amend our master management agreement with Five Star to eliminate any change of control default or event of default provisions effective upon the consummation of the AlerisLife Transaction.
See Note 8 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star) and Note 5 for further information regarding our investment in AlerisLife.
Termination of the Merger Agreement with Office Properties Income Trust. As described further in Note 1, on September 1, 2023, we and OPI mutually agreed to terminate the Merger Agreement and entered into the Termination Agreement. Neither we nor OPI are required to pay any termination fee as a result of the mutual decision to terminate the Merger Agreement. We and OPI will bear our and its respective costs and expenses related to the Merger Agreement and the transactions contemplated thereby in accordance with the terms of the Merger Agreement.
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $6,080 as of September 30, 2023 and are included in other assets, net, in our condensed consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 9 for further information regarding those management agreements with RMR.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 9 for further information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $58 and $77 for the three months ended September 30, 2023 and 2022, respectively, and $132 and $225 for the nine months ended September 30, 2023 and 2022, respectively.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.
Note 11.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended September 30, 2023 and 2022, we recognized income tax expense of $189 and $13, respectively, and for the nine months ended September 30, 2023 and 2022, we recognized income tax expense of $379 and $845, respectively.
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
OVERVIEW
We are a REIT organized under Maryland law and which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of September 30, 2023, we wholly owned 376 properties located in 36 states and Washington, D.C., including six properties classified as held for sale and five closed senior living communities. At September 30, 2023, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.2 billion.
On April 11, 2023, we and OPI entered into the Merger Agreement, pursuant to which we and OPI agreed that we would merge with and into OPI, with OPI as the surviving entity in the merger, subject to the terms and conditions of the Merger Agreement. On September 1, 2023, we and OPI mutually agreed to terminate the Merger Agreement and entered into the Termination Agreement. The mutual termination of the Merger Agreement was separately recommended by special committees of our and OPI’s respective board of trustees and approved by our and OPI’s respective board of trustees. Pursuant to the Termination Agreement, the termination of the Merger Agreement was effective as of September 1, 2023. Neither we nor OPI are required to pay any termination fee as a result of the mutual decision to terminate the Merger Agreement. We and OPI will bear our and its respective costs and expenses related to the Merger Agreement and the transactions contemplated thereby in accordance with the terms of the Merger Agreement. For more information regarding the merger, see Note 1 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
As of September 30, 2023, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 5.5 years.
We are closely monitoring the impacts of the current economic and market conditions on all aspects of our business, including, but not limited to, labor availability constraints, wage and commodity price inflation, rising or sustained high interest rates, increased insurance costs, geopolitical risks and economic downturns or recessions. We expect labor, insurance and food costs to continue to increase with respect to our SHOP segment.
In response to inflationary pressures, the U.S. Federal Reserve has significantly increased the federal funds rate since the beginning of 2022 and it is unclear whether there will be additional increases. These inflationary pressures and rising interest rates in the United States and globally, and global geopolitical hostilities and tensions, have given rise to concerns that the U.S. economy may soon enter an economic downturn or recession and they have caused disruptions in the financial markets. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our managers, operators and tenants, could adversely impact the ability or willingness of our managers, operators, tenants or residents to pay the contractual amounts of returns, rents or other obligations due to us, could impair our ability to effectively deploy our capital or realize our target returns on our investments, may restrict our access to, and would likely increase our cost of, capital and may cause the values of our properties and of our securities to decline.
The senior living industry experienced significant disruptions during, and in the aftermath of, the COVID-19 pandemic. Although our and certain of our managers' and other operators' and tenants' businesses have improved from low points experienced during the COVID-19 pandemic, the recovery of our SHOP segment has been slower than previously anticipated and uneven, and we cannot be sure when or if the senior housing business will return to historic pre-pandemic levels due to changed market practices, delayed returns to prior market practices, current market and economic conditions, such as rising or sustained high interest rates, wage and commodity price inflation, limited labor availability, increased insurance costs, geopolitical risks and economic downturns or recessions, or otherwise. For example, although occupancy in our SHOP segment has increased, the rate of occupancy growth has been slower than previously anticipated and uneven and increased operating costs resulting from wage and commodity price inflation, limited labor availability and increased insurance costs, among other things, continue to negatively impact margins. As a result of these uncertainties, we are unable to determine what the ultimate impacts of the COVID-19 pandemic will be on our, our managers', operators', our tenants' and other stakeholders' businesses, operations, financial results and financial position. For further information and risks relating to these economic uncertainties, including changes related to the COVID-19 pandemic, and their impact on our business and financial condition, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors" in our Annual Report.

PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

As of September 30, 2023	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q3 2023 Revenues	% of Q3 2023 Revenues	Q3 2023 NOI (3)	% of Q3 2023 NOI
Office Portfolio (4)	105	8,809,062	sq. ft.	$2,305,097	32.1%	$262	$55,058	15.4%	$29,274	50.4%
SHOP	234	25,302	units	4,490,177	62.5%	$177,463	293,134	82.2%	20,689	35.6%
Triple net leased senior living communities	27	2,062	units	203,106	2.8%	$98,500	5,209	1.5%	5,209	9.0%
Wellness centers	10	812,000	sq. ft.	182,566	2.6%	$225	3,123	0.9%	2,920	5.0%
Total	376			$7,180,946	100.0%		$356,524	100.0%	$58,092	100.0%

	Occupancy
	As of and For the Three Months Ended September 30,
	2023	2022
Office Portfolio (5)	85.8%	85.9%
SHOP	78.4%	74.7%
Triple net leased senior living communities (6)(7)	79.6%	80.3%
Wellness centers	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable.
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
(5)Medical office and life science property occupancy data is as of September 30, 2023 and 2022 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(6)Excludes data for properties sold or classified as held for sale, if any, and data for which there was a transfer of operations during the periods presented.
(7)Operating data for triple net leased senior living communities leased to third party operators and wellness centers are presented based upon the operating results provided by our tenants for the three months ended June 30, 2023 and 2022, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.

During the three and nine months ended September 30, 2023, we entered into new and renewal leases at our medical office and life science properties in our Office Portfolio segment as summarized in the following tables (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended September 30, 2023
	New Leases	Renewals	Total
Square feet leased during the quarter	45	244	289
Weighted average rental rate change (by rentable square feet)	25.7%	12.1%	14.8%
Weighted average lease term (years) (1)	14.8	6.2	8.1
Total leasing costs and concession commitments (2)	$8,054	$6,533	$14,587
Total leasing costs and concession commitments per square foot (2)	$175.80	$26.85	$50.45
Total leasing costs and concession commitments per square foot per year (2)	$11.87	$4.31	$6.24

	Nine Months Ended September 30, 2023
	New Leases	Renewals	Total
Square feet leased during the period	246	439	685
Weighted average rental rate change (by rentable square feet)	9.9%	8.4%	8.9%
Weighted average lease term (years) (1)	10.6	6.0	7.7
Total leasing costs and concession commitments (2)	$20,826	$9,297	$30,123
Total leasing costs and concession commitments per square foot (2)	$84.54	$21.18	$43.96
Total leasing costs and concession commitments per square foot per year (2)	$7.99	$3.55	$5.73
(1)Weighted based on annualized rental income pursuant to existing leases as of September 30, 2023, including straight line rent adjustments and estimated recurring expense reimbursements, and excluding lease value amortization.
(2)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
Lease Expiration Schedules
As of September 30, 2023, lease expirations at our medical office and life science properties in our Office Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2023	27	334,564	4.4%	4.4%	$10,156	4.5%	4.5%
2024	64	795,519	10.5%	14.9%	18,899	8.5%	13.0%
2025	78	640,587	8.5%	23.4%	17,759	8.0%	21.0%
2026	60	776,502	10.3%	33.7%	24,064	10.8%	31.8%
2027	59	877,338	11.6%	45.3%	21,574	9.7%	41.5%
2028	58	1,207,537	16.0%	61.3%	33,938	15.2%	56.7%
2029	42	502,621	6.6%	67.9%	14,747	6.6%	63.3%
2030	22	287,954	3.8%	71.7%	7,206	3.2%	66.5%
2031	18	901,438	11.9%	83.6%	26,163	11.7%	78.2%
2032 and thereafter	54	1,235,742	16.4%	100.0%	48,737	21.8%	100.0%
Total	482	7,559,802	100.0%		$223,243	100.0%

Weighted average remaining lease term (in years)		5.1			5.5
(1)Annualized rental income is based on rents pursuant to existing leases as of September 30, 2023, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.

As of September 30, 2023, lease expirations at our triple net leased senior living communities and wellness centers that are leased to third party operators were as follows (dollars in thousands):

Year	Number of Properties	Number of Units or Square Feet	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2023	—	—	$—	—%	—%
2024	—	—	—	—%	—%
2025	3	129,500 sq. ft.	1,458	3.7%	3.7%
2026	—	—	—	—%	3.7%
2027	4	533 units	4,539	11.6%	15.3%
2028	—	—	—	—%	15.3%
2029	1	155 units	547	1.4%	16.7%
2030	2	283 units	3,496	8.9%	25.6%
2031 (2)	1	—	—	—%	25.6%
2032 and thereafter	26	1,091 units and 682,500 sq. ft.	29,160	74.4%	100.0%
Total	37		$39,200	100.0%
(1)Annualized rental income is based on rents pursuant to existing leases as of September 30, 2023, including estimated percentage rents and straight line rent adjustments and excluding lease value amortization.
(2)Excludes annualized rental income from our lease with a tenant of one closed senior living community. As of September 30, 2023, the tenant was in default on its obligations to us under this lease.

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
The following table summarizes the results of operations of each of our segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Office Portfolio	$55,058	$55,254	$165,448	$162,861
SHOP	293,134	258,960	857,572	754,914
Non-Segment	8,332	8,706	25,753	28,906
Total revenues	$356,524	$322,920	$1,048,773	$946,681

Net income (loss):
Office Portfolio	$8,408	$8,874	$16,905	$366,930
SHOP	(24,591)	(44,389)	(71,086)	(110,356)
Non-Segment	(49,596)	(45,977)	(136,827)	(207,026)
Net income (loss)	$(65,779)	$(81,492)	$(191,008)	$49,548
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended September 30, 2023 to the three months ended September 30, 2022. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
NOI by segment:
Office Portfolio	$29,274	$31,075	$(1,801)	(5.8)%
SHOP	20,689	(5,762)	26,451	nm
Non-Segment	8,129	8,511	(382)	(4.5)%
Total NOI	58,092	33,824	24,268	71.7%

Depreciation and amortization	67,236	60,407	6,829	11.3%
General and administrative	6,954	6,179	775	12.5%
Acquisition and certain other transaction related costs	3,676	289	3,387	nm
Impairment of assets	1,156	—	1,156	nm
Loss on sale of properties	—	(5,044)	5,044	(100.0)%
Losses on equity securities, net	—	(2,674)	2,674	(100.0)%
Interest and other income	3,243	4,099	(856)	(20.9)%
Interest expense	(47,758)	(46,936)	(822)	1.8%
Loss before income tax expense and equity in net (losses) earnings of investees	(65,445)	(83,606)	18,161	(21.7)%
Income tax expense	(189)	(13)	(176)	nm
Equity in net (losses) earnings of investees	(145)	2,127	(2,272)	(106.8)%
Net loss	$(65,779)	$(81,492)	$15,713	(19.3)%
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2023	2022	2023	2022
Total buildings	91	91	105	105
Total square feet	7,677	7,689	8,809	8,811
Occupancy	93.0%	92.2%	85.8%	85.9%

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Rental income	$49,778	$49,616	$162	0.3%	$5,280	$5,638	$55,058	$55,254	$(196)	(0.4)%
Property operating expenses	(22,258)	(20,577)	1,681	8.2%	(3,526)	(3,602)	(25,784)	(24,179)	1,605	6.6%
NOI	$27,520	$29,039	$(1,519)	(5.2)%	$1,754	$2,036	$29,274	$31,075	$(1,801)	(5.8)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since July 1, 2022; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income decreased primarily due to a tenant default at one of our properties and certain of our properties being taken out of service and/or currently undergoing redevelopment, partially offset by an increase in rental income at certain of our recently redeveloped properties, our acquisition of one property since July 1, 2022 and an increase in rental income at our comparable properties. Rental income increased at our comparable properties primarily due to an increase in occupancy, higher average rents resulting from our new and renewal leasing activity, increased parking revenue at certain of our comparable properties and increases in property operating expense reimbursements at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses is primarily due to an increase in property operating expenses at our comparable properties and our acquisition of one property since July 1, 2022, partially offset by certain of our properties being taken out of service and/or currently undergoing redevelopment. Property operating expenses at our comparable properties increased primarily due to increases in utility expenses, insurance expense and other direct costs at certain of our comparable properties, partially offset by decreases in real estate taxes.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Total properties	225	225	234	234
Number of units	24,592	24,592	25,302	25,078
Occupancy	79.0%	74.8%	78.4%	74.7%
Average monthly rate (2)	$4,832	$4,538	$4,826	$4,509

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Residents fees and services	$287,984	$256,300	$31,684	12.4%	$5,150	$2,660	$293,134	$258,960	$34,174	13.2%
Property operating expenses	(267,008)	(258,096)	8,912	3.5%	(5,437)	(6,626)	(272,445)	(264,722)	7,723	2.9%
NOI	$20,976	$(1,796)	$22,772	1,267.9%	$(287)	$(3,966)	$20,689	$(5,762)	$26,451	459.1%
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since July 1, 2022; excludes communities classified as held for sale, closed or out of service, if any.
(2)Average monthly rate is calculated by taking the average daily rate, which is defined as total residents fees and services divided by occupied units during the period, and multiplying it by 30 days.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to increases in occupancy and average monthly rate at our communities and the transfer of three previously leased communities to our SHOP segment as described below, partially offset by one community that was taken out of service due to damage sustained by Hurricane Ian.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of community level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increases in labor costs, insurance costs, increased sales and marketing costs to improve occupancy and the transfer of three previously leased communities to our SHOP segment as described below, partially offset by one community that was taken out of service due to damage sustained by Hurricane Ian.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.

Non-Segment(1):

	Comparable Properties (2)		All Properties
	As of and For the Three Months Ended September 30,		As of and For the Three Months Ended September 30,
	2023	2022	2023	2022
Total properties:
Triple net leased senior living communities	26	26	27	30
Wellness centers	10	10	10	10

	Three Months Ended September 30,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Rental income	$8,332	$7,980	$352	4.4%	$—	$726	$8,332	$8,706	$(374)	(4.3)%
Property operating expenses	(203)	(195)	8	4.1%	—	—	(203)	(195)	8	4.1%
NOI	$8,129	$7,785	$344	4.4%	$—	$726	$8,129	$8,511	$(382)	(4.5)%
(1)Non-segment operations consists of all of our other operations, including certain senior living communities and wellness centers that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since July 1, 2022; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the termination of the lease agreements for three of our senior living communities which were replaced with management agreements under our TRS structure in October 2022, partially offset by an increase in rental income at our comparable properties. The increase in comparable properties rental income was primarily due to the net leasing activity at our wellness centers. In January 2023, we agreed to amend the lease for three of our wellness centers and repossess the remaining three wellness centers from a tenant previously in default under leases for six of our wellness centers. In February 2023, we entered into a 15 year lease, which commenced in June 2023, with a private operator for one of these repossessed wellness centers. In March 2023, we entered into two separate 20 year leases, which are expected to commence in 2024, with an operator for the remaining two repossessed wellness centers.
Property operating expenses. Property operating expenses consist of real estate taxes and other expenses we paid on behalf of a tenant previously in default under leases for six of our wellness centers. Pursuant to an agreement with this tenant in January 2023, we expect to continue to incur real estate taxes and other direct costs for three of these wellness centers. We will also continue to pay real estate taxes and other direct costs for two wellness centers until the leases commence, which we expect to occur in 2024.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the purchase of capital improvements at certain of our properties and our acquisition of one property since July 1, 2022. Increases in depreciation and amortization expenses were partially offset by certain depreciable assets becoming fully depreciated since July 1, 2022.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to an increase in legal fees, partially offset by a decrease in our base business management fees expense as a result of lower consolidated indebtedness and lower trading prices for our common shares during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Acquisition and certain other transaction related costs. For the three months ended September 30, 2023, acquisition and certain other transaction related costs primarily represent costs incurred in connection with our terminated merger with OPI.

Impairment of assets. For information about our asset impairment charges, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on sale of properties. Loss on sale of properties during the three months ended September 30, 2022 reflects final adjustments related to the sale of 10 medical office and life science properties to the LSMD JV in which we retained a 20% equity interest. For further information regarding loss on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Losses on equity securities, net. Losses on equity securities, net, represent the net unrealized losses to adjust our former investment in AlerisLife to its fair value. For further information regarding our former investment in AlerisLife, see Notes 5 and 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The decrease in interest and other income is primarily due to lower average invested cash balances, partially offset by increased interest rates on invested cash balances during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Interest expense. Interest expense increased primarily due to an increase in interest rates under our credit facility, which was partially offset by a decrease in average borrowings under our credit facility in connection with repayments aggregating $250,000 related to amendments of our credit facility.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net (losses) earnings of investees. Equity in net (losses) earnings of investees is the change in the fair value of our investments in our joint ventures.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the nine months ended September 30, 2023 to the nine months ended September 30, 2022. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
NOI by segment:
Office Portfolio	$92,211	$93,209	$(998)	(1.1)%
SHOP	60,839	857	59,982	nm
Non-Segment	24,983	28,711	(3,728)	(13.0)%
Total NOI	178,033	122,777	55,256	45.0%

Depreciation and amortization	200,430	175,927	24,503	13.9%
General and administrative	20,111	20,671	(560)	(2.7)%
Acquisition and certain other transaction related costs	9,812	1,826	7,986	nm
Impairment of assets	18,380	—	18,380	nm
Gain on sale of properties	1,233	322,064	(320,831)	(99.6)%
Gains and losses on equity securities, net	8,126	(21,384)	29,510	(138.0)%
Interest and other income	12,572	6,760	5,812	86.0%
Interest expense	(142,922)	(160,042)	17,120	(10.7)%
Loss on modification or early extinguishment of debt	(1,075)	(30,043)	28,968	(96.4)%
(Loss) income before income tax expense and equity in net earnings of investees	(192,766)	41,708	(234,474)	nm
Income tax expense	(379)	(845)	466	(55.1)%
Equity in net earnings of investees	2,137	8,685	(6,548)	(75.4)%
Net (loss) income	$(191,008)	$49,548	$(240,556)	nm
    nm - not meaningful
Office Portfolio:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2023	2022	2023	2022
Total buildings	91	91	105	105
Total square feet	7,677	7,689	8,809	8,811
Occupancy	93.0%	92.2%	85.8%	85.9%

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Rental income	$148,635	$145,397	$3,238	2.2%	$16,813	$17,464	$165,448	$162,861	$2,587	1.6%
Property operating expenses	(61,953)	(58,944)	3,009	5.1%	(11,284)	(10,708)	(73,237)	(69,652)	3,585	5.1%
NOI	$86,682	$86,453	$229	0.3%	$5,529	$6,756	$92,211	$93,209	$(998)	(1.1)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2022; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income increased primarily due to our acquisition of one property since January 1, 2022 and an increase in rental income at our comparable properties and at certain of our recently redeveloped properties, partially offset by a tenant default at one of our properties resulting in a write off of the corresponding unamortized straight line rent receivable, the deconsolidation of 10 medical office and life science properties currently owned by an unconsolidated joint venture in which we own an equity interest and certain of our properties being taken out of service and/or currently undergoing redevelopment. Rental income increased at our comparable properties primarily due to increases in occupancy, higher average rents resulting from our new and renewal leasing activity, increases in property operating expense reimbursements at certain of our comparable properties and increased parking revenue at certain of our comparable properties.
Property operating expenses. The increase in property operating expenses is primarily due to an increase in property operating expenses at our comparable properties, at certain of our recently redeveloped properties and our acquisition of one property since January 1, 2022, partially offset by the deconsolidation of 10 medical office and life science properties currently owned by an unconsolidated joint venture in which we own an equity interest. Property operating expenses at our comparable properties increased primarily due to increases in insurance expense, utility expenses, repairs and maintenance expense and other direct costs at certain of our comparable properties, partially offset by decreases in landscaping expenses.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Nine Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2023	2022	2023	2022
Total properties	225	225	234	234
Number of units	24,592	24,592	25,302	25,078
Occupancy	78.1%	73.8%	77.7%	73.8%
Average monthly rate (2)	$4,825	$4,516	$4,824	$4,487

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Residents fees and services	$843,149	$746,997	$96,152	12.9%	$14,423	$7,917	$857,572	$754,914	$102,658	13.6%
Property operating expenses	(781,713)	(739,290)	42,423	5.7%	(15,020)	(14,767)	(796,733)	(754,057)	42,676	5.7%
NOI	$61,436	$7,707	$53,729	697.1%	$(597)	$(6,850)	$60,839	$857	$59,982	6,999.1%
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
Residents fees and services. Residents fees and services increased primarily due to increases in occupancy and average monthly rate at our communities and the transfer of three previously leased communities to our SHOP segment as described below, partially offset by one community that was taken out of service due to damage sustained by Hurricane Ian.
Property operating expenses. Property operating expenses increased primarily due to increases in labor costs, insurance costs, increased sales and marketing costs to improve occupancy and the transfer of three previously leased communities to our SHOP segment as described below, partially offset by one community that was taken out of service due to damage sustained by Hurricane Ian.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.

Non-Segment(1):

	Comparable Properties (2)		All Properties
	As of and For the Nine Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2023	2022	2023	2022
Total properties:
Triple net leased senior living communities	26	26	27	30
Wellness centers	10	10	10	10

	Nine Months Ended September 30,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2023	2022	Change	Change	2023	2022	2023	2022	Change	Change
Rental income	$25,753	$25,919	$(166)	(0.6)%	$—	$2,987	$25,753	$28,906	$(3,153)	(10.9)%
Property operating expenses	(770)	(195)	575	294.9%	—	—	(770)	(195)	575	294.9%
NOI	$24,983	$25,724	$(741)	(2.9)%	$—	$2,987	$24,983	$28,711	$(3,728)	(13.0)%
(1)Non-segment operations consists of all of our other operations, including certain senior living communities and wellness centers that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since January 1, 2022; excludes properties classified as held for sale, if any.
Rental income. Rental income decreased primarily due to the termination of the lease agreements for three of our senior living communities which were replaced with management agreements under our TRS structure in October 2022 and a decrease in rental income at our comparable properties. The decrease in comparable properties rental income was primarily due to cash rents received during the nine months ended September 30, 2022 from a tenant previously in default under leases for six of our wellness centers, partially offset by the net leasing activity at our wellness centers. In January 2023, we agreed to amend the lease for three of these wellness centers and repossess the remaining three wellness centers. In February 2023, we entered into a 15 year lease, which commenced in June 2023, with a private operator for one of these repossessed wellness centers. In March 2023, we entered into two separate 20 year leases, which are expected to commence in 2024, with an operator for the remaining two repossessed wellness centers.
Property operating expenses. Property operating expenses consist of real estate taxes and other expenses we paid on behalf of a tenant previously in default under leases for six of our wellness centers. Pursuant to an agreement with this tenant in January 2023, we expect to continue to incur real estate taxes and other direct costs for three of these wellness centers. We will also continue to pay real estate taxes and other direct costs for two wellness centers until the leases commence, which we expect to occur in 2024.
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
General and administrative expense. General and administrative expense decreased primarily due to a decrease in our base business management fees expense as a result of lower consolidated indebtedness and lower trading prices for our common shares during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, partially offset by an increase in legal fees.
Acquisition and certain other transaction related costs. For the nine months ended September 30, 2023, acquisition and certain other transaction related costs primarily represent costs incurred in connection with our terminated merger with OPI. For the nine months ended September 30, 2023 and 2022, acquisition and certain other transaction related costs also include costs related to the transition of certain senior living communities to other third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain on sale of properties. Gain on sale of properties is the net result of our sales of certain of our properties and joint venture equity interests during the nine months ended September 30, 2023 and 2022. The gain on sale of properties during the nine months ended September 30, 2022 reflects our sale of 10 medical office and life science properties to the LSMD JV in which we retained a 20% equity interest and our sale of a 10% equity interest in the Seaport JV. For further information regarding gain on sale of properties, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
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
Interest and other income. The increase in interest and other income is primarily due to higher interest earned during the nine months ended September 30, 2023 as a result of higher interest rates compared to the nine months ended September 30, 2022. The increase in interest and other income is also due to $1,581 of funds we received from certain programs under the CARES Act, ARPA and various state programs during the nine months ended September 30, 2023 compared to $1,084 received during the nine months ended September 30, 2022.
Interest expense. Interest expense decreased primarily due to our redemption of $500,000 of our 9.75% senior notes due 2025 in June 2022 and a decrease in average borrowings under our credit facility in connection with repayments aggregating $250,000 related to amendments of our credit facility. This decrease was partially offset by an increase in interest rates under our credit facility.
Loss on modification or early extinguishment of debt. During the nine months ended September 30, 2023 and 2022, we recorded a loss on modification or early extinguishment of debt in connection with amendments to our credit agreement. During the nine months ended September 30, 2022, we also recorded a loss on early extinguishment of debt in connection with our redemption of $500,000 of our 9.75% senior notes due 2025, partially offset by a gain on early extinguishment of debt in connection with our prepayment of a mortgage note.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net earnings of investees. Equity in net earnings of investees is the change in the fair value of our investments in our joint ventures.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the Securities and Exchange Commission, or the SEC, including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three and nine months ended September 30, 2023 and 2022. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2023 and 2022 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(65,779)	$(81,492)	$(191,008)	$49,548
Depreciation and amortization	67,236	60,407	200,430	175,927
Loss (gain) on sale of properties	—	5,044	(1,233)	(322,064)
Impairment of assets	1,156	—	18,380	—
Gains and losses on equity securities, net	—	2,674	(8,126)	21,384
Equity in net losses (earnings) of unconsolidated joint ventures	145	(2,127)	(2,137)	(8,685)
Share of FFO from unconsolidated joint ventures	1,912	2,137	5,808	9,516
Adjustments to reflect our share of FFO attributable to an equity method investment	—	(1,639)	(1,586)	(5,037)
FFO	4,670	(14,996)	20,528	(79,411)

Acquisition and certain other transaction related costs	3,676	289	9,812	1,826
Loss on modification or early extinguishment of debt	—	—	1,075	30,043
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	—	540	1,576	1,079
Normalized FFO	$8,346	$(14,167)	$32,991	$(46,463)

Weighted average common shares outstanding (basic and diluted)	238,892	238,344	238,722	238,231

Per common share data (basic and diluted):
Net (loss) income	$(0.28)	$(0.34)	$(0.80)	$0.21
FFO	$0.02	$(0.06)	$0.09	$(0.33)
Normalized FFO	$0.03	$(0.06)	$0.14	$(0.20)
Distributions declared	$0.01	$0.01	$0.03	$0.03
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Net Income (Loss) to NOI:
Net (loss) income	$(65,779)	$(81,492)	$(191,008)	$49,548

Equity in net losses (earnings) of investees	145	(2,127)	(2,137)	(8,685)
Income tax expense	189	13	379	845
(Loss) income before income tax expense and equity in net (losses) earnings of investees	(65,445)	(83,606)	(192,766)	41,708
Loss on modification or early extinguishment of debt	—	—	1,075	30,043
Interest expense	47,758	46,936	142,922	160,042
Interest and other income	(3,243)	(4,099)	(12,572)	(6,760)
Gains and losses on equity securities, net	—	2,674	(8,126)	21,384
Loss (gain) on sale of properties	—	5,044	(1,233)	(322,064)
Impairment of assets	1,156	—	18,380	—
Acquisition and certain other transaction related costs	3,676	289	9,812	1,826
General and administrative	6,954	6,179	20,111	20,671
Depreciation and amortization	67,236	60,407	200,430	175,927
Total NOI	$58,092	$33,824	$178,033	$122,777

Office Portfolio NOI	$29,274	$31,075	$92,211	$93,209
SHOP NOI	20,689	(5,762)	60,839	857
Non-Segment NOI	8,129	8,511	24,983	28,711
Total NOI	$58,092	$33,824	$178,033	$122,777
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
•our and our managers' abilities to control operating expenses and capital expenses at our properties, including increased operating expenses that we may incur in response to wage and commodity price inflation, limited labor availability and increased insurance costs; and
•our managers' abilities to maintain or increase our returns from our managed senior living communities.
The senior living industry has been adversely affected by a slow recovery from the COVID-19 pandemic, as well as economic and market conditions. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. Although there have been signs of recovery and increased demand when compared to the low levels during the COVID-19 pandemic, the recovery of our SHOP segment has been slower than previously anticipated and uneven, and we cannot be sure when or if the senior living business will return to historic pre-pandemic levels. To mitigate the effects of the slow recovery coming from the COVID-19 pandemic and the increased variability in operating cash flows from our SHOP communities, we continue to work with our senior living operators to manage costs, especially labor costs, and to increase rates and occupancy. However, increased operating costs resulting from difficult labor market conditions, wage and commodity price inflation and insurance costs, among other things, continue to negatively impact margins. Additionally, while our senior living operators have increased rates, those rates are increasing gradually and are not increasing at the same pace as our costs, putting further pressure on our margins. In order to increase the probability of a recovery of our cash flows, we have continued to invest capital in our SHOP segment, which has reduced our cash balances since the filing of our Annual Report on March 1, 2023. As a result of our decreased cash balances, we have deferred, and may continue to defer, future capital expenditures to preserve liquidity, which may slow the pace of any recovery of our cash flows. As of September 30, 2023, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants, and we cannot be certain how long this ratio will remain below 1.5x. We are unable to refinance existing or maturing debt or issue new debt until this ratio is at or above 1.5x on a pro forma basis. As of September 30, 2023, we had $278.1 million of cash and cash equivalents and $700.0 million of outstanding debt due within one year from the date of issuance of the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, including $450.0 million in outstanding borrowings under our credit facility which matures on January 15, 2024 and $250.0 million of senior notes that mature on May 1, 2024. Our credit facility is secured by 62 properties which had an appraised value of approximately $1.1 billion based on appraisals completed in 2023.
Based on the challenges described above, as well as our reduced cash balances, additional capital commitments in both our Office Portfolio and SHOP segments and upcoming debt maturities, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In September 2023, subsequent to the termination of our proposed merger with OPI, we engaged B. Riley as a financial advisor to help us evaluate our options to address our near term capital needs, including the upcoming debt maturities described above. Among the alternatives being considered to address our near term capital needs are raising permissible new capital, including by selling assets, as well as seeking an extension of the maturity date of our credit facility. Regarding any new capital that may be raised, we are limited in the type of financings we can pursue as we cannot currently refinance existing or maturing debt or issue new debt, as described above. We are in the pre-marketing stage of a disposition program, which currently includes 66 properties, to increase liquidity to repay maturing debt and to continue to fund capital expenditures. We are also engaging in discussions with the lenders under our $450.0 million credit facility regarding an amendment to our credit agreement to extend the maturity date of the facility, amend certain covenants and allow us to repay maturing debt, among other things. While we believe that the new capital we expect to raise, including proceeds from our planned asset sales, and the possible extension of the maturity date of our credit facility, will alleviate the substantial doubt about our ability to continue as a going concern, we cannot provide assurance that we will raise new capital or sell assets or that any new capital raised, including proceeds from our planned asset sales, will be sufficient to repay our maturing debt or that our lenders will agree to an extension of the maturity date of our credit facility. Due to challenging capital market conditions, in particular with respect to commercial real estate, we do not believe that it is probable, as of the date of issuance of the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, that we will raise sufficient new capital, including proceeds from our planned asset sales, to meet our upcoming contractual commitments. As of November 1, 2023, we cannot demonstrate that our management's plans to alleviate the substantial doubt about our ability to continue as a going concern will be probable in mitigating the conditions that raise the substantial doubt because our plan to raise permissible new capital, including proceeds from our planned asset sales, and to extend the maturity date of our credit facility, is subject to market conditions and lender approvals, among other things, which are beyond our control.
In March 2021, we borrowed $800.0 million under our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $700.0 million. In February 2022, we exercised our option to extend the maturity date of our credit facility by one year to January 2024, and in January 2023, pursuant to the terms of the credit agreement, we repaid $113.6 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $586.4 million. In February 2023, pursuant to an amendment to our credit agreement, we repaid $136.4 million in outstanding borrowings under our credit facility and the facility commitments were further reduced to $450.0 million. We have no additional options to extend the maturity date of our credit facility and, pursuant to the February 2023 amendment to our credit agreement, the feature of our credit facility permitting us to reborrow any repaid funds was eliminated. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage and commodity price inflation, rising or sustained high interest rates, increased insurance costs, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, downturns or recessions, may cause further increased pressure on our ability to satisfy financial and other covenants. We may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. In addition, we may be unable to repay the $450.0 million in outstanding borrowings under our credit facility if we do not succeed in realizing our plan to address the uncertainty of our ability to continue as a going concern or if that plan is not successful. If we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives. Any such waiver or amendment may result in increased costs and interest rates, additional restrictive covenants or other lender protections imposed on us. For example, we are currently engaging in discussions with the lenders under our credit facility regarding a possible extension and amendment of that facility, as described above. As of September 30, 2023, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit facility and our public debt covenants as the effects of the current market conditions continued to adversely impact our operations. We are unable to refinance existing or maturing debt or issue new debt until this ratio is at or above 1.5x on a pro forma basis.
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
During the nine months ended September 30, 2023, we sold three properties for an aggregate sales price of $2.8 million, excluding closing costs. In October 2023, we sold three properties for an aggregate sales price of $10.8 million, excluding closing costs. As of October 27, 2023, we had one property under an agreement to sell for a sales price of approximately $1.8 million, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents and restricted cash at beginning of period	$688,302	$1,016,945
Net cash provided by (used in):
Operating activities	17,692	(36,948)
Investing activities	(150,846)	483,713
Financing activities	(276,043)	(662,905)
Cash and cash equivalents and restricted cash at end of period	$279,105	$800,805
Our Operating Liquidity and Resources
We generally receive minimum rents from tenants at our Office Portfolio properties, triple net leased senior living communities and wellness centers monthly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from tenants at certain of our senior living communities monthly, quarterly or annually.
The change in cash provided by (used in) operating activities for the nine months ended September 30, 2023 compared to the prior period was primarily due to increased NOI as a result of increased rates and occupancy at the senior living communities in our SHOP segment. Additionally, interest payments decreased in the 2023 period compared to the 2022 period primarily due to our redemption of $500,000 of our 9.75% senior notes due 2025 in June 2022. These increases were partially offset by an increase in costs incurred in connection with our terminated merger with OPI.
Although we have seen signs of recovery as it relates to our SHOP segment, the recovery of our SHOP segment has been slower than previously anticipated and uneven, and we face and may continue to face issues with limited labor availability and wage inflation along with cost pressures from increased insurance premiums and commodity price inflation and possible reduced demand for senior living communities.

Our Investing Liquidity and Resources
The change in cash (used in) provided by investing activities for the nine months ended September 30, 2023 compared to the prior period was primarily due to proceeds in the 2022 period from our sale of 10 medical office and life science properties to the LSMD JV in which we retained a 20% equity interest and our sale of a 10% equity interest in the Seaport JV, partially offset by a property acquisition in the 2022 period, a decrease in real estate improvements in the 2023 period compared to the 2022 period and the proceeds received from the tender of all of the 10,691,658 AlerisLife common shares we owned at a price of $1.31 per share in the 2023 period.
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Office Portfolio segment capital expenditures:
Lease related costs (1)	$8,689	$4,277	$24,721	$15,669
Building improvements (2)	4,036	3,535	7,453	7,439
Recurring capital expenditures - Office Portfolio segment	12,725	7,812	32,174	23,108
Wellness centers lease related costs (1)	3,909	—	4,793	—
SHOP segment fixed assets and capital improvements	25,978	24,724	68,029	70,111
Total recurring capital expenditures	$42,612	$32,536	$104,996	$93,219

Development, redevelopment and other activities - Office Portfolio segment (3)	$2,410	$9,069	$9,124	$43,279
Development, redevelopment and other activities - SHOP segment (3)	23,020	28,224	59,648	58,620
Total development, redevelopment and other activities	$25,430	$37,293	$68,772	$101,899
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
We generally plan to continue investing capital in our properties, including redevelopment projects, to better position these properties in their respective markets in order to increase our returns in future years. However, we have deferred, and may continue to defer, our capital expenditures to preserve liquidity.
As of September 30, 2023, we had estimated unspent leasing related obligations at our triple net leased wellness centers and our medical office and life science properties of approximately $66.9 million, of which we expect to spend approximately $48.4 million during the next 12 months. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand, proceeds from the disposition of certain properties and proceeds related to contributions we may make of properties we own to joint ventures.
We are currently in the process of redeveloping several properties in our Office Portfolio and a number of our managed senior living communities, which projects are expected to be completed at various times between 2023 and 2025. We continue to assess opportunities to redevelop other properties in our Office Portfolio and SHOP segment. These redevelopment projects may require significant capital expenditures and time to complete, and we have deferred, and may continue to defer, certain redevelopment projects to preserve liquidity.
Our ability to make capital investments is currently limited under our credit agreement and may become more limited as we contemplate deferring further capital investments to preserve liquidity. Additionally, due to labor availability constraints and wage and commodity price inflation, the capital investments we plan to make may be delayed or cost more than we expect. For further information regarding our dispositions, see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our Financing Liquidity and Resources
The decrease in cash used in financing activities for the nine months ended September 30, 2023 compared to the prior period was primarily due to our redemption of $500,000 of our 9.75% senior notes due 2025 in June 2022, partially offset by higher repayments of borrowings under our credit facility in the 2023 period compared to the 2022 period.
As of September 30, 2023, we had $278.1 million of cash and cash equivalents and were fully drawn under our credit facility. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
In order to fund investments and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a credit facility. The maturity date of our credit facility is January 15, 2024. At September 30, 2023, our credit facility required interest to be paid on borrowings at the annual rate of 8.3%, plus a facility fee of $0.3 million per quarter. On March 31, 2021, we borrowed $800.0 million under our credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainties related to the COVID-19 pandemic. In February 2022, we repaid $100.0 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $700.0 million. Also in February 2022, we exercised our option to extend the maturity date of our credit facility by one year to January 2024, and in January 2023, pursuant to the terms of our credit agreement, we repaid $113.6 million in outstanding borrowings under our credit facility and the facility commitments were reduced to $586.4 million. In February 2023, pursuant to an amendment to our credit agreement, we repaid $136.4 million in outstanding borrowings under our credit facility and the facility commitments were further reduced to $450.0 million. We have no additional options to extend the maturity date of our credit facility. As of September 30, 2023 and October 27, 2023, we were fully drawn under our credit facility. We are currently engaging in discussions with the lenders under our credit facility regarding a possible extension and amendment of that facility, as described elsewhere in this Current Report on Form 10-Q.
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
•the facility commitments were reduced from $586.4 million to $450.0 million following our repayment of $136.4 million in then outstanding borrowings, and as a result of the reduction in commitments, we recorded a loss on modification or early extinguishment of debt of $1.1 million for the nine months ended September 30, 2023;
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
Our credit agreement requires us to maintain collateral properties with an aggregate appraised value of at least $1.09 billion, and allows the Administrative Agent to periodically reappraise the collateral properties. On June 23, 2023, the Administrative Agent notified us that the reappraised value of the then 61 medical office and life science properties securing our credit facility since September 2021 had declined from $1.34 billion to $1.05 billion, below the $1.09 billion threshold required under our credit agreement. Failure to meet the required threshold constitutes a non-monetary event of default under our credit agreement. In July 2023, we obtained a limited waiver from the Administrative Agent and requisite lenders under our credit facility, which waived the event of default and decreased the required appraised value of the collateral properties through September 30, 2023. In September 2023, we pledged the equity interests of an additional subsidiary owning one medical office property to secure our obligations under our credit agreement and provided a first mortgage lien on such medical office property. As of September 30, 2023, we believe we were in compliance with this covenant.
Generally, when significant amounts are outstanding under our credit facility, or as the maturities of our indebtedness approach, we intend to explore, and are currently exploring, refinancing alternatives, as well as the possible extension of the applicable maturity dates. Such alternatives include selling certain properties and issuing new equity securities. In addition, we may also seek to expand our existing joint venture arrangements or to participate in additional joint ventures or other arrangements that may provide us additional sources of financing. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. Also, we are currently limited in the type of financings we can pursue as we cannot refinance existing or maturing debt or issue new debt due to our non-compliance with our debt incurrence covenants, as discussed elsewhere in this Quarterly Report on Form 10-Q.
During the nine months ended September 30, 2023, we paid quarterly cash distributions to our shareholders totaling approximately $7.2 million using existing cash balances. On October 12, 2023, we declared a quarterly distribution payable to common shareholders of record on October 23, 2023 in the amount of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about November 16, 2023 using cash on hand. For further information regarding the distribution we paid during 2022, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We believe we may have access to certain types of financings to fund our operations and repay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future debt or equity transactions depends primarily upon credit market conditions and our then creditworthiness and our ability to be in compliance with our debt covenants as discussed below. We have no control over market conditions. Our credit and debt ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. A protracted negative impact on the economy or the industries in which our properties and businesses operate, wage and commodity price inflation, rising or sustained high interest rates, increased insurance costs, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, downturns and recessions, may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
In April 2023, we prepaid a mortgage note secured by one of our senior living communities with an outstanding principal balance of approximately $14.6 million, a maturity date in June 2023 and an annual interest rate of 6.64% using cash on hand.
In January 2023, Moody's Investors Service, or Moody's, downgraded our 9.75% senior notes due 2025 rating from B3 to Caa3, our 4.375% senior notes due 2031 rating from B3 to Caa3 and our senior unsecured debt rating from Caa1 to Ca. In

February 2023, Standard & Poor's Rating Services, or Standard & Poor's, downgraded our 9.75% senior notes due 2025 rating from BB- to B, our 4.375% senior notes due 2031 rating from BB- to B and our senior unsecured debt rating from B to CCC+. In September 2023, Moody's downgraded our 9.75% senior notes due 2025 rating from Caa3 to Ca, our 4.375% senior notes due 2031 rating from Caa3 to Ca and our senior unsecured debt rating from Ca to C. In September 2023, Standard & Poor's downgraded our 9.75% senior notes due 2025 rating from B to CCC+, our 4.375% senior notes due 2031 rating from B to CCC+ and our senior unsecured debt rating from CCC+ to CCC-.
Our next significant debt maturity is our credit facility, which matures in January 2024, followed by $250.0 million of senior unsecured notes that mature in May 2024.
For further information regarding our outstanding debt, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Debt Covenants
Our principal debt obligations at September 30, 2023 were: (1) $450.0 million of outstanding borrowings under our credit facility; (2) $2.4 billion outstanding principal amount of senior unsecured notes; and (3) $9.5 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by one property. For further information regarding our indebtedness, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, as defined, which includes RMR ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our credit agreement contains covenants that restrict our ability to make distributions to our shareholders in certain circumstances. As of September 30, 2023, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as the effects of the slower than anticipated and uneven recovery of our SHOP business from the COVID-19 pandemic, wage and commodity price inflation, rising interest rates, increased insurance costs, geopolitical risks and other economic, market and industry conditions continued to adversely impact our operations. We are unable to refinance existing or maturing debt or issue new debt until this ratio is at or above 1.5x on a pro forma basis. As of September 30, 2023, we believe we were in compliance with all of the other covenants under our senior unsecured notes indentures and their supplements, our credit agreement and our other debt obligations, subject to the waivers described above. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, rising or sustained high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, downturns or recessions, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. In addition, we may be unable to repay the $450.0 million in outstanding borrowings under our credit facility if we do not succeed in realizing our plan to address the uncertainty of our ability to continue as a going concern or if that plan is not successful. Further, if we believe we will not be able to satisfy our financial or other covenants, we expect that we would seek waivers or amendments prior to any covenant violation or seek other financing alternatives. Any such waiver or amendment may result in increased costs and interest rates, additional restrictive covenants or other lender protections imposed on us. For example, we are currently engaging in discussions with the lenders under our credit facility regarding a possible extension and amendment of that facility, as described above. We cannot assure that we would be able to obtain these waivers or amendments or repay the related debt facilities when due, which may result in an event of default under the agreements governing our debt or the potential acceleration of our outstanding debt.
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
Supplemental Guarantor Information
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. We subsequently redeemed $500.0 million of this debt in June 2022, with $500.0 million remaining outstanding. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of September 30, 2023, all $500.0 million of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including pledged subsidiaries under our credit agreement. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.35 billion of senior unsecured notes do not have the benefit of any guarantees as of September 30, 2023.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

	September 30, 2023	December 31, 2022
Real estate properties, net	$3,967,125	$3,991,336
Other assets, net	617,930	1,046,180
Total assets	$4,585,055	$5,037,516

Indebtedness, net	$2,775,476	$3,037,879
Other liabilities	227,335	249,911
Total liabilities	$3,002,811	$3,287,790

Nine Months Ended September 30, 2023
Revenues	$943,002
Expenses	1,046,145
Loss from continuing operations	(225,140)
Net loss	(223,382)
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
Impact of Government Reimbursement
For the nine months ended September 30, 2023, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
During the nine months ended September 30, 2023 and 2022, we recognized $1.6 million and $1.1 million, respectively, in interest and other income in our condensed consolidated statements of comprehensive income (loss) related to funds received under the CARES Act, ARPA and various state programs in which certain of our communities in our SHOP segment are located.
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
We may in the future enter into hedge arrangements or derivative contracts from time to time to mitigate our exposure to changes in interest rates.

Fixed Rate Debt
At September 30, 2023, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	$250,000	4.750%	$11,875	2024	Semi-Annually
Senior unsecured notes (2)	500,000	9.750%	48,750	2025	Semi-Annually
Senior unsecured notes	500,000	4.750%	23,750	2028	Semi-Annually
Senior unsecured notes (2)	500,000	4.375%	21,875	2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2046	Quarterly
Mortgage note	9,504	6.444%	612	2043	Monthly
	$2,359,504		$142,175
(1)The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts. This table does not include obligations under finance leases.
(2)As of September 30, 2023, these senior notes were fully and unconditionally guaranteed. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report on Form 10-Q.
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
Our senior unsecured notes and our mortgage note contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the noteholder. In the past, we have repurchased and retired some of our outstanding debt and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.
Floating Rate Debt
At September 30, 2023, our floating rate debt obligations consisted of $450.0 million outstanding under our credit facility. Our credit facility matures in January 2024.
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

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2023 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate	Floating Rate Debt	Expense Per Year	Per Share Impact (1)
At September 30, 2023	8.33%	$450,000	$37,485	$0.16
One percentage point increase	9.33%	$450,000	$41,985	$0.18
(1)Based on weighted average number of shares outstanding (basic and diluted) for the nine months ended September 30, 2023.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our ability to continue as a going concern; our actions to address our near term capital needs and possible financing options; our access to financing; our compliance with financial covenants; our access to permitted capital; our efforts to manage costs and increase occupancy at our SHOP communities; demand for medical office and life science leased space; our future leasing activity; market demand for healthcare services for older adults and senior living communities; our leverage levels; the sufficiency of our liquidity; our liquidity needs and sources; our capital expenditure plans and commitments; our acquisitions and our pending or potential property dispositions; our redevelopment and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to successfully take actions to address the current substantial doubt as to our ability to continue as a going concern,
•The impact of increasing or sustained high interest rates, limited labor availability, wage and commodity price inflation, increased insurance costs, disruption and volatility in the public equity and debt markets, conditions in the real estate industry generally and in the sectors we operate, global geopolitical hostilities and tensions and economic downturns or recession on us and our managers and other operators and tenants,
•Our senior living operators' abilities to successfully and profitably operate the communities they manage for us,
•The continuing impact of changed market practices that arose or intensified during the COVID-19 pandemic on us and our managers and other operators and tenants, such as reduced demand for leased office space and residencies at senior living communities, increased operating costs and labor availability constraints,
•Our ability to comply with the financial covenants under our debt agreements,
•The financial strength of our managers and other operators and tenants,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our tenants and residents will pay rent or be negatively impacted by cyclical economic conditions,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our managers' abilities to increase or maintain rates charged to residents of our senior living communities and manage operating costs for those communities,
•Our ability to increase rents when our leases expire or renew,
•Risk and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits,

•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants and residents,
•Costs we incur and concessions we grant to lease our properties,
•Our ability to sell properties at prices we target,
•Our ability to effectively raise and balance our use of debt and equity capital,
•Our ability to make required payments on our debt,
•Our ability to extend the maturity date of our credit facility,
•Our ability to maintain sufficient liquidity and otherwise manage leverage,
•Our credit ratings,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, or enter into additional, real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Our ability to acquire properties that realize our targeted returns,
•The ability of RMR to successfully manage us,
•Competition in the real estate industry, particularly in those markets in which our properties are located,
•Government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Exposure to litigation and regulatory and government proceedings due to the nature of the senior living and other health and wellness related service businesses,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, ABP Trust, AlerisLife and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks or continuation of pandemics, including the COVID-19 pandemic, or other public health safety events or conditions, war or other hostilities, material or prolonged disruption to supply chains, climate change or other manmade or natural disasters beyond our control,
•Our ability to comply with Nasdaq listing standards and maintain the listing of our common shares on Nasdaq, and
•Other matters.
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
The senior living industry has been adversely affected by the slow recovery from the COVID-19 pandemic as well as current economic and market conditions. These conditions continue to have a significant negative impact on our results of operations, financial condition and cash flows. Our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of September 30, 2023. We cannot be certain how long this ratio will remain below 1.5x, and we are unable to refinance existing or maturing debt or issue new debt until this ratio is at or above 1.5x on a pro forma basis. As of September 30, 2023, we had $278.1 million of cash and cash equivalents, $450.0 million in outstanding borrowings under our credit facility which matures on January 15, 2024 and $250.0 million of senior notes that mature on May 1, 2024. Our credit facility is secured by 62 properties which had an appraised value of approximately $1.1 billion based on appraisals completed in 2023.
As discussed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, based on these challenges and upcoming debt maturities, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our continuation as a going concern is dependent upon many factors, including our ability to meet our debt covenants and repay our debts and other obligations when due. While we believe raising permissible new capital, including proceeds from our planned asset sales, and the possible extension of our credit facility, will alleviate the substantial doubt about our ability to continue as a going concern, we cannot provide assurance that any new capital raised, including proceeds from our planned asset sales, will be available to us or sufficient to repay our upcoming maturing debt, or that our lenders will agree to an extension of the maturity date of our credit facility. We cannot be sure that we will be able to obtain any future debt financing, and any such debt financing we may obtain may not be sufficient to repay our upcoming maturing debt. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2023:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2023	5,591	$2.32	—	$—
September 1 - September 30, 2023	145,814	2.33	—	—
Total	151,405	$2.33	—	$—

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
Item 5. Other Information.
On November 1, 2023, our Board of Trustees approved and adopted our Third Amended and Restated Bylaws, or our Amended Bylaws, to reduce the permitted ownership of our shares on a prospective basis, from 9.8% to 5%, in order to preserve our cumulative net operating losses.
The new Article IX of our Amended Bylaws generally provides that transfers of our shares (and certain other securities) to a person, entity or group which is then, or would become as a result, an owner of 5% or more of our outstanding shares would be void in total for transferees then already owning 5% or more of our shares and, for transferees that would otherwise become owners of 5% or more of our shares, to the extent the transfer would so result in such level of ownership by the proposed transferee. The prohibited transfer threshold was set at 5% because transfers at or above that level could result in limitations on our ability to use our net operating losses and other tax benefits to reduce our future taxable income, as provided under the United States Internal Revenue Code of 1986, as amended from time to time, and the regulations and rulings issued thereunder. Shares relating to attempted transfers in violation of the Article IX prohibition may be subject to transfer to a charitable trust in accordance with the provisions of Article VII of our Declaration of Trust. Article VII of our Declaration of Trust also governs the treatment for our shares which are subject to other provisions of our Declaration of Trust and Amended Bylaws, including shares owned in excess of the 9.8% ownership limitation included in our Declaration of Trust and shares required to be divested due to a shareholder's failure to comply with certain regulatory matters, as further provided in our Amended Bylaws.
With respect to shareholders who held in excess of 5% of our shares outstanding prior to November 1, 2023, none of such shareholders’ shares were deemed under the new limitation to be excess securities subject to automatic transfer to a charitable trust; instead such shareholders will not be permitted to acquire additional shares while owning 5% or more of our outstanding shares or thereafter to the extent any such subsequent acquisition would result in them owning 5% or more of our outstanding shares. Our Board of Trustees or an authorized committee may approve transfers otherwise prohibited by these provisions of our Amended Bylaws.
The foregoing description of our Amended Bylaws is not complete and is subject to and qualified in its entirety by reference to the Amended Bylaws, a copy of which is filed as Exhibit 3.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference. In addition, a marked copy of our Amended Bylaws indicating changes made to our bylaws as they existed immediately prior to the adoption of our Amended Bylaws is filed as Exhibit 3.6 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.

Exhibit Number	Description
3.1
Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary, dated June 30, 2017. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 30, 2017.)
3.4	Articles Supplementary, dated May 19, 2020. (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 20, 2020.)
3.5	Third Amended and Restated Bylaws of the Company, adopted November 1, 2023. (Filed herewith.)
3.6	Third Amended and Restated Bylaws of the Company, adopted November 1, 2023 (marked copy). (Filed herewith.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K filed on January 2, 2020.)
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

10.1
Termination Agreement, dated as of September 1, 2023, by and between Office Properties Income Trust and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K filed on September 1, 2023.)

10.2	Pledge Amendment, dated as of September 26, 2023, by the Company and certain subsidiaries of the Company party thereto. (Filed herewith.)

10.3
Release of Certain Guarantors, dated as of October 12, 2023, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Filed herewith.)

10.4
Release of Certain Guarantors, dated as of October 12, 2023, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Filed herewith.)

10.5	Form of Share Award Agreement. (Filed herewith.)
10.6	Form of Indemnification Agreement. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED HEALTHCARE TRUST

	By:	/s/ Jennifer F. Francis
Jennifer F. Francis
President and Chief Executive Officer

Dated: November 1, 2023

	By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: November 1, 2023