Form 10-K
period 2023-12-31
DIVERSIFIED HEALTHCARE TRUST
filed 2024-02-26
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $485.2 million based on the $2.25 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2023. For purposes of this calculation, an aggregate of 24,133,010 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
    Number of the registrant's common shares outstanding as of February 21, 2024: 240,418,363
    References in this Annual Report on Form 10-K to the Company, DHC, we, us or our mean Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
    Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2023.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our efforts to manage costs and increase occupancy at our Senior Housing Operating Portfolio, or SHOP, communities; demand for medical office and life science leased space; our future leasing activity; market demand and supply for healthcare services for older adults and senior living communities; our leverage; the sufficiency of our liquidity; our liquidity needs and sources; our capital expenditure plans and commitments; the transition of operations at certain of our senior living communities to new managers; our acquisitions and our pending or potential property dispositions; our redevelopment, repositioning and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The impact of unfavorable market and commercial real estate industry conditions due to possible reduced demand for healthcare related space and senior living communities, high interest rates, wage and commodity price inflation, limited labor availability, increased insurance costs, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession or changes in real estate utilization, among other things, on us and our managers and other operators and tenants,
•Our senior living operators' abilities to successfully and profitably operate the communities they manage for us,
•The continuing impact of changing market practices, including those that arose or intensified during the COVID-19 pandemic, or delayed returns to prior market practices on us and our managers and other operators and tenants, such as reduced demand for leased office space and residencies at senior living communities, increased operating costs and labor availability constraints,
•The financial strength of our managers and other operators and tenants,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our tenants and residents will pay rent or be negatively impacted by continuing unfavorable market and commercial real estate industry conditions,
•Our managers' abilities to increase or maintain rates charged to residents of our senior living communities and manage operating costs for those communities,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our ability to increase rents when our leases expire or renew,
•Costs we incur and concessions we grant to lease our properties,
•Risk and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of prolonged high inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants and residents,
i

•Our ability to effectively raise and balance our use of debt and equity capital,
•Our ability to comply with the financial covenants under our debt agreements,
•Our ability to make required payments on our debt,
•Our ability to maintain sufficient liquidity and otherwise manage leverage,
•Our credit ratings,
•Our ability to sell properties at prices or returns we target,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, or enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Our ability to acquire, develop, redevelop or reposition properties that realize our targeted returns,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•The ability of our manager, The RMR Group LLC, or RMR, to successfully manage us,
•Competition in the real estate industry, particularly in those markets in which our properties are located,
•Government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Exposure to litigation and regulatory and government proceedings due to the nature of the senior living and other health and wellness related service businesses,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, ABP Trust, AlerisLife Inc., or AlerisLife, including Five Star Senior Living, or Five Star, and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks or continuation of pandemics or other public health safety events or conditions, war or other hostilities, material or prolonged disruption to supply chains, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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

DIVERSIFIED HEALTHCARE TRUST
2023 FORM 10-K ANNUAL REPORT

PART I
Item 1.  Business.
Our Company
We are a real estate investment trust, or REIT, that was organized under Maryland law in 1998. We primarily own medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2023, we owned 371 properties, including three closed senior living communities, located in 36 states and Washington, D.C. On that date, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.2 billion.
As of December 31, 2023, we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 98% leased with an average (by annualized rental income) remaining lease term of 5.3 years.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8350.
Our Business Strategy
The healthcare industry remains one of the most resilient commercial real estate sectors, in part due to the scale of the U.S. healthcare market, which collectively represents approximately 17% of the U.S. gross domestic product, or GDP, according to the Centers for Medicare and Medicaid Services, or CMS. The healthcare sector’s continued expansion has been driven by rising standards of care, increasing life expectancies and other demographic trends, as well as funding from both public and private sources.
We believe that the aging of the U.S. population benefits our portfolio of healthcare real estate. According to U.S. Census data, between now and 2030, more than 20% of the total U.S. population will be age 65 or older, with that demographic projected to grow thereafter by the equivalent of 10,000 people per day. We believe that this will increase demand for our senior living communities (including active adult communities) and for healthcare services and products supplied by the tenants in our medical office and life science properties. The primary market for senior living services is individuals age 80 and older. According to U.S. Census data, the age 75+ demographic is projected to be among the fastest growing age cohorts in the United States over the next 20 years, and according to CMS, the age 85+ demographic is projected to grow over 30% over the next five years. Also, as a result of medical advances, seniors are living longer, and CMS reports that healthcare spending is projected to grow at an average rate of 5.4% per year and reach $6.8 trillion by 2030.
We believe there is a favorable mix of increased demand and limited supply for senior living communities which we expect will benefit us and our existing portfolio of senior living communities in the future. As a result of elevated financing and construction costs over recent years, inventory growth for senior living communities has reached a new low. According to The National Investment Center for Seniors Housing and Care, or NIC, annual inventory growth was 1.3% across all markets during the fourth quarter of 2023. Additionally, annual absorption was 4.1% for the fourth quarter of 2023, according to NIC. We expect improving market fundamentals and constrained supply to continue to result in increased occupancy at our senior living communities over the next 12 to 24 months.
We plan to seek to profit from this demand in the future by, over time, investing in our properties, acquiring additional properties and entering into lease and management arrangements with qualified tenants, managers and operators which enhance our cash flow and generate returns that exceed our operating and capital costs to us, including structuring leases that provide for or permit periodic rent increases.
We also seek to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns, when we believe we have maximized returns or when we believe we can successfully pursue more desirable opportunities than retaining these properties. We also may use future sales proceeds to manage our leverage, to invest in our properties and to acquire new properties that we believe will help us reduce the overall average age of our properties, increase our weighted average lease term, reduce our ongoing capital requirements and/or increase our distributions to shareholders. Additionally, we seek to selectively develop, redevelop or reposition our properties when we believe the returns will be satisfactory.

Office Portfolio
Our portfolio of medical office and life science properties, or our Office Portfolio, consists of commercial properties constructed for use or operated as medical office space for physicians and other healthcare personnel and other businesses in medical related fields, including clinics and life science or laboratory uses. Some of our office properties are occupied as administrative facilities, such as hospitals and healthcare insurance companies or similar uses. As our lease expirations approach, we will seek to renew our leases with existing tenants or to enter into new leases with new tenants, in both circumstances at rental rates equal to or higher than current rental rates for the same space. Our ability to renew leases with our existing tenants or to enter into new leases with new tenants and the rents we are able to charge will depend in large part upon market and economic conditions, which are beyond our control.
Senior Living Communities
Independent Living Communities.  Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living community usually bundles several services as part of a regular monthly charge. For example, an independent living community may include one or two meals per day in a central dining room, daily or weekly maid service or a social director in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some of our independent living communities, separate parts of the property are dedicated to assisted living and/or nursing services. We also own an active adult community, which we have classified as an independent living community.
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
Lease Terms
Our medical office and life science property leases primarily include both “triple net” leases, where the tenant is generally responsible for the payment of property operating expenses and capital expenditures during the lease term, and “net” and “modified gross” leases, where we are responsible for operating and maintaining the properties and we charge the tenants for some or all of the property operating expenses. A portion of our medical office and life science property leases are “full service” leases where we receive fixed rent from the tenants and do not charge the tenants for any property operating expenses. Most of our leases for senior living communities and wellness centers are “triple net” leases.
Senior Housing Operating Portfolio Management Agreements
Because we are a REIT for U.S. federal income tax purposes, we generally may not operate our senior living communities. For nearly all of our senior living communities, we use a taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, we lease certain of our communities to our TRSs, and our TRSs enter into management agreements with third parties for the operation of such communities. These management agreements generally provide the managers with a management fee, which is a percentage of the gross revenues realized at the communities, plus reimbursement for the managers' direct costs and expenses related to the communities. The managers may also receive an annual incentive fee equal to a percentage of the amount by which the annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of the applicable communities exceeds the target EBITDA for the applicable communities.
Our managed senior living communities are operated by third parties pursuant to management agreements. As of December 31, 2023, Five Star Senior Living, or Five Star, which is an operating division of AlerisLife Inc., or AlerisLife, managed 119 of our senior living communities. Also as of December 31, 2023, 113 of our senior living communities were managed by other third party managers. We lease nearly all of our senior living communities to our TRSs.
For more information about the terms of the management agreements with Five Star and the other third party managers, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Economic and Market Conditions
We are closely monitoring the impacts of the current economic and market conditions on all aspects of our business, including, but not limited to, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, geopolitical risks, economic downturns or a possible recession and changes in real estate utilization. We expect continued volatility in labor, insurance and food costs in our Senior Housing Operating Portfolio, or SHOP segment.
In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. These inflationary pressures in the United States, as well as global geopolitical instability and tensions, have given rise to uncertainty regarding economic downturns or a possible recession and potential disruptions in the financial markets. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our managers, operators and tenants, could adversely impact the ability or willingness of our managers, operators, tenants or residents to pay amounts owed to us, could impair our ability to effectively deploy our capital or realize our target returns on our investments, may restrict our access to, and would likely increase our cost of capital, and may cause the values of our properties and of our securities to decline.
For further information and risks relating to these economic uncertainties, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1A, “Risk Factors” and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Our Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to make distributions to our shareholders. To seek to achieve these objectives, we seek to: maintain a strong capital base of shareholders' equity; invest in properties with strong market fundamentals and high credit quality tenants and managers; use leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; make structured investments, including joint venture arrangements, which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance maturing debt with new equity or debt; and pursue diversification so that our cash flow from operations comes from diverse properties and tenants.
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
•the strategic fit of the property with the rest of our portfolio; and
•the level of permitted services and regulatory history of the property and its historical tenants and managers.
An important part of our acquisition strategy is to identify and select qualified, experienced and financially stable tenants and managers.
Disposition Policies
We plan to selectively sell certain properties from time to time to manage our leverage and improve our liquidity, to fund future acquisitions and to strategically update, rebalance and reposition our investment portfolio with a goal of (1) reducing our leverage, (2) improving the asset quality of our portfolio by reducing the overall average age of our properties and increasing the weighted average term of our leases and the likelihood of retaining our tenants and (3) increasing our distributions to shareholders.
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
•the proposed sale price or targeted returns;
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
•the expected benefits that can be achieved from contributing additional properties to our existing or any new joint ventures; and
•the tax implications to us and our shareholders.
Other Investments
We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties leased to any one tenant or to an affiliated group of tenants or in properties operated by any one tenant or manager or by an affiliated group of tenants or managers or in securities of one or more persons.
On February 2, 2023, AlerisLife entered into an Agreement and Plan of Merger, or the ALR Merger Agreement, with certain subsidiaries of ABP Trust, pursuant to which ABP Trust acquired all of the publicly held outstanding AlerisLife common shares, at a price of $1.31 per share, or the Tender Offer Price, by tender offer, or the AlerisLife Transaction.
In connection with the ALR Merger Agreement, on February 2, 2023, we agreed to tender all the AlerisLife common shares that we and our subsidiary then owned into the tender offer at the Tender Offer Price, subject to the right, but not the obligation, to purchase, on or before December 31, 2023, AlerisLife common shares at the Tender Offer Price, and otherwise pursuant to a stockholders agreement to be entered into at the time of any such purchase. On December 20, 2023, we and ABP Trust extended our right to purchase AlerisLife common shares until March 31, 2024.
On February 16, 2024, we exercised this purchase right and acquired, together with our applicable TRS, approximately 34.0% of the currently outstanding AlerisLife common shares from ABP Trust at the Tender Offer Price, for a total purchase price of $14.9 million, and we, our applicable TRS, ABP Trust and AlerisLife entered into a stockholders agreement. Following this acquisition, ABP Trust owns the remaining approximate 66.0% of AlerisLife.
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
Historically, we have primarily owned wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into additional real estate joint ventures if we conclude that by doing so we may benefit from the participation of joint venture partners or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. As of December 31, 2023, we owned a 10% equity interest in an unconsolidated joint venture that owns a life science property located in Boston, Massachusetts, or the Seaport JV, and a 20% equity interest in an unconsolidated joint venture for 10 medical office and life science properties, or the LSMD JV. Further, we may acquire interests in joint ventures as part of an acquisition of properties or entities or we may contribute properties into our existing or new joint ventures. We also may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.
Our Financing Policies
Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our senior notes indentures and their supplements contain covenants which, among other things, restrict our ability to incur debts and generally require us to maintain certain financial ratios.
We may seek additional capital through secured or unsecured debt financing or refinancing transactions, sales of properties or equity interests in properties, retention of cash flows in excess of distributions to shareholders, equity offerings or a combination of these methods or other transactions. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, some of which may be convertible into our common shares or be accompanied by warrants to purchase our common shares. We may also finance acquisitions by assuming debt, through an exchange of properties or through the issuance of equity or other securities. The proceeds from any of our financings may be used to pay distributions, to make investments in our properties, to refinance existing indebtedness or to finance acquisitions, development, redevelopment or repositionings.
For more information regarding our financing sources and activities, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Financing Liquidity and Resources” in Part II, Item 7 of this Annual Report on Form 10-K.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Our Manager
The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Jennifer F. Francis, our other Managing Trustee and our former President and Chief Executive Officer, served as an officer of RMR until December 31, 2023 and will remain an employee of RMR until her retirement on July 1, 2024. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634, and its telephone number is (617) 796-8390. RMR is an alternative asset management company that is focused on commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. In addition, RMR provides management services to joint ventures, including our existing joint ventures. As of February 21, 2024, the executive officers of RMR are: Adam D. Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Jennifer B. Clark, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president, chief financial officer and treasurer; and John G. Murray, executive vice president. Mr. Bilotto is also our President and Chief Executive Officer, and our Chief Financial Officer and Treasurer, Matthew C. Brown, is a senior vice president of RMR. Mr. Bilotto, Mr. Brown and other officers of RMR also serve as officers of other companies to which RMR or its subsidiaries provide management services.
Government Regulation and Reimbursement
The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. Although most of these laws and regulations affect the manner in which our tenants and managers operate our properties, some of them also impact us and the values of our properties. Some of the laws that impact or may impact us or our tenants or managers include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as health and safety, fire and privacy laws; federal and state laws affecting assisted living communities that participate in Medicaid and federal and state laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicaid and Medicare that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar state and local laws; and safety and health standards set by the federal Occupational Safety and Health Administration, or OSHA. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, SNFs, clinics and other healthcare facilities typically address facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant matters, and related matters. In addition, government regulation increased and additional compliance obligations were imposed in response to the COVID-19 pandemic, some of which have since been, or are expected in the near future to be, reduced or removed as a result of the abating of the COVID-19 pandemic. We are unable to predict the future course of federal, state and local legislation or regulations. Changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
State and local health and social service agencies and other regulatory authorities regulate and license many senior living communities. State health authorities regulate and license clinics and other healthcare facilities. In most states in which we own properties, we and our tenants and managers are prohibited from providing certain services without first obtaining appropriate licenses. In addition, some states require a certificate of need, or CON, before an entity may open an assisted living community or SNF or expand services at an existing facility. In addition, some states (such as California and Texas) that have eliminated CON laws have retained other means of limiting development of facilities, including moratoria, licensing laws and limitations upon participation in the state Medicaid program. Senior living communities and certain other healthcare facilities must also comply with applicable state and local building, zoning, fire and food service codes before licensing or Medicare and Medicaid certification are granted. These laws and regulatory requirements could affect our ability and that of our tenants and managers to expand into new markets or to expand communities in existing markets.
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
CMS of the U.S. Department of Health and Human Services, or HHS, has increased its oversight of state survey agencies in recent years, focusing its enforcement efforts on SNFs and chains of SNF operators with findings of substandard care or repeat and continuing deficiencies and violations. Moreover, state Attorneys General typically enforce consumer protection laws relating to senior living services, clinics and other healthcare facilities. In addition, state Medicaid fraud control agencies may investigate and prosecute assisted living communities and SNFs, clinics and other healthcare facilities under fraud and patient abuse and neglect laws.
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
For the year ended December 31, 2023, substantially all of our net operating income, or NOI, from our senior living communities was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from our senior living communities where a majority of the revenue is dependent upon Medicare and Medicaid programs. Our tenants and managers operate facilities in many states and they and we participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs and other similar facilities and state Medicaid programs for services in assisted living communities.
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
The CARES Act created a Provider Relief Fund, which allocated financial support to providers who experienced lost revenues and increased expenses as a result of the COVID-19 pandemic. The terms and conditions of the Provider Relief Fund require that the funds are utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. In addition, Provider Relief Fund recipients are subject to other terms and conditions, including certain reporting requirements. Any funds not used in accordance with the terms and conditions must be returned to HHS. We have received funds related to certain programs under the CARES Act, ARPA and various state programs in which certain of our communities in our SHOP segment are located. We recognized $1.6 million of these funds in interest and other income in our consolidated statement of operations for which we believe we have met the required terms and conditions for the year ended December 31, 2023.
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
Government authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by SNFs and other providers and recouping alleged overpayments for services determined by auditors not to have been appropriately billed (e.g., not medically necessary or not meeting Medicare coverage criteria). State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice's, or the DOJ's, ability to investigate allegations of wrongdoing or fraud at healthcare facilities, in part because of increased cooperation and data sharing among CMS, HHS, Office of the Inspector General, or the OIG, the DOJ and the states.
In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. We and our tenants and managers expend significant resources to comply with these laws and regulations.
Data Privacy and Security. Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our tenants and our managers. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, we, our managers and our tenants that are covered entities or business associates within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which modified various requirements, including the standard for providing breach notices, which previously required an analysis of the harm of any disclosure, to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. On December 10, 2020, HHS issued a proposed rule that would modify certain standards, definitions and patient rights under the previously promulgated Standards for Privacy of Individually Identifiable Health Information to address barriers to coordinated care and case management. The effect of this proposed rule, if finalized, upon our operations is unknown at this time. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, or OCR, entering into several multi-million dollar HIPAA settlements in prior years. OCR has also demonstrated a continuing commitment to enforce the obligation to provide individuals with timely access to their health information upon request. Finally, OCR and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyberattacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.
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
Federal, state and local agencies regulate our medical office and life science property tenants that provide healthcare services. Many states require medical clinics, ambulatory surgery centers, clinical laboratories and other outpatient healthcare facilities to be licensed and inspected for compliance with licensure regulations concerning professional staffing, services, patient rights and physical plant requirements, among other matters. Our tenants must comply with the Americans with Disabilities Act, or ADA, and similar state and local laws to the extent that such facilities are “public accommodations” as defined in those statutes. The obligation to comply with the ADA and similar laws is an ongoing obligation, and our tenants expend significant resources to comply with such laws.
Healthcare providers and suppliers, including physicians and other licensed medical practitioners, that receive federal or state reimbursement under Medicare, Medicaid or other federal or state programs must comply with the requirements for their participation in those programs. Our tenants that are healthcare providers or suppliers are subject to reimbursement rates that are increasingly subject to cost control pressures and may be reduced or may not be increased sufficiently to cover their increasing costs, including our rents. Further, healthcare providers are experiencing heightened scrutiny under antitrust laws in the United States as integration and consolidation of health care delivery increase and affect competition. In addition, there has been a movement toward increased scrutiny of private equity and REIT interest in the healthcare industry, including the long-term care sector. For example, on November 15, 2023, CMS issued a final rule, effective January 16, 2024, that requires SNFs and Medicaid-participating nursing facilities to disclose certain additional data on their owners, operators and management in an effort to increase transparency of nursing facility ownership and to promote competition among nursing facilities by allowing patients to choose facilities based on publicly available data of their owners and operators.
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
Competition
Owning and operating medical office and life science properties, senior living communities and other healthcare related properties is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and other public and private companies that are actively engaged in this business. Also, we compete for tenants and residents and for investments based on a number of factors including location, rents, rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by current economic and industry conditions, demographic trends, availability of attractive investment opportunities, our ability to negotiate beneficial investment terms, the availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic or property markets, including in markets we operate. Some of our competitors may have greater financial and other resources than we have. We believe the quality and diversity of our investments, the financial strength of many of our tenants and the experience and capabilities of our managers may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.
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
Corporate Sustainability
Our manager, RMR, periodically publishes its Sustainability Report, which summarizes the environmental, social and governance, or ESG, initiatives employed by RMR and its client companies, including us. RMR’s Sustainability Report may be accessed on the RMR Inc. website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K.
We believe corporate sustainability is a strategic part of our focus on operational practices, enhancing our competitive position, development and redevelopment efforts and economic performance. Our sustainability practices which align with those of our manager, RMR — minimizing our impact on the environment, embracing the communities where we operate and attracting top professionals — are critical elements supporting our long-term success.
We recognize our responsibility to minimize the impact of our business on the environment and seek to preserve natural resources and maximize efficiencies in order to reduce the impact our properties have on the planet. Our environmental sustainability strategies and best practices help to mitigate our properties’ environmental footprint, optimize operational efficiency and enhance our competitiveness in the marketplace. Our sustainability and community engagement strategies focus on a complementary set of objectives, including the following:
•Responsible Investment. We seek to invest capital in our properties that both improves environmental performance and enhances asset value. During the property acquisition due diligence and annual budgeting processes, RMR assesses, among other things, environmental sustainability opportunities and physical and policy driven climate related risks.
•Environmental Stewardship. We seek to improve the environmental footprint of our properties, including by reducing carbon emissions, energy consumption and water usage, especially when doing so may reduce operating costs and exposure to policies that call for a carbon tax or other emissions-based penalties and enhance the properties’ competitive position. Our existing business practices are intended to align with the Task Force on Climate Related Financial Disclosures framework across both the physical and transition risks and opportunities. With respect to our development and redevelopment activities, RMR considers how to best incorporate sustainability goals as part of the overall goal of any development or redevelopment project at our properties. In 2022, RMR announced its commitment to a goal of net zero emissions by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline as it relates to Scope 1 and 2 emissions for all properties for which it directly manages energy.

We and our manager, RMR, drive value, manage risk and benchmark the performance of our properties by effectively capturing and managing data through real-time energy monitoring, or RTM. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster while enhancing building system control in a cost-effective and scalable way. RMR's RTM program captures 22 of our properties and generated $3.9 million in cumulative savings to date, of which $0.9 million was generated in 2023.
Furthermore, properties that reach specified levels of sustainability and energy efficiency may receive potential environmental designations and certifications, such as Leadership in Energy and Environmental Design, or LEED®, designations and/or “ENERGY STAR” certifications. LEED designations are administered by the U.S. Green Building Council. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. The U.S. Government’s “green lease” policies permit government tenants to require LEED® designation in selecting new premises or renewing leases at existing premises and the General Services Administration gives preference to properties for lease that have received an ENERGY STAR certification. Our property manager, RMR, is a member of the ENERGY STAR program. Certain properties are not eligible for ENERGY STAR certification. For example, lab uses, medical office properties and properties less than 50% occupied cannot be ENERGY STAR certified. As of December 31, 2023, our LEED designations and ENERGY STAR certifications were as follows:
•LEED: 23 of our Office Portfolio properties containing 2.2 million rentable square feet (22.5% and 25.6% of our Office Portfolio properties and rentable square feet, respectively).
•ENERGY STAR: 25 of our properties containing 3.1 million square feet (11.2% and 15.1% of our eligible properties and rentable square feet, respectively).
In April 2021, we were selected by the U.S. Department of Energy's Better Buildings Alliance and Institute for Market Transformation as a Gold Level Green Lease Leader.
For more information, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities” and “Risk Factors—Risks Related to Our Business—We are subject to risks from adverse weather, natural disasters and adverse impact from global climate change, and we incur significant costs and invest significant amounts with respect to these matters” in Part I, Item 1A of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” in Part II, Item 7 of this Annual Report on Form 10-K.
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

When adverse weather, natural disasters and adverse impact from global climate change, such as hurricanes, floods or wildfires, occur near our properties, we, our tenants or our managers may relocate the residents at our senior living properties to alternative locations for their safety and we, our tenants or our managers may close or limit the operations of the impacted senior living community or office property until the event has ended and the property is then ready for operation. We or the tenants or managers of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after adverse weather, natural disasters and adverse impact from global climate change and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our tenants' and managers' insurance may not adequately compensate us or them for these costs and losses.
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our leased properties and residents at our managed senior living communities. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks” and “Risk Factors—Risks Related to Our Business—We are subject to risks from adverse weather, natural disasters and adverse impact from global climate change, and we incur significant costs and invest significant amounts with respect to these matters" in Part I, Item 1A of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” in Part II, Item 7 of this Annual Report on Form 10-K.
Investments in Human Capital
We have no employees. We rely on our manager, RMR, to hire, train, and develop a workforce that meets the needs of our business, contributes positively to our society and helps reduce our impact on the natural environment.
Corporate Citizenship
We seek to be a responsible corporate citizen and to strengthen the communities in which we own properties. Our manager, RMR, regularly encourages its employees to engage in a variety of charitable and community programs, including participation in a company-wide service day and a charitable giving matching program.
Diversity and Inclusion
As of December 31, 2023, our Board of Trustees was comprised of six Trustees, of which four were independent trustees. Our Board of Trustees is comprised of 50% women and approximately 33% members of underrepresented minorities.
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
Segment Information
As of December 31, 2023, we had two reporting segments: Office Portfolio and SHOP. Non-aggregated assets are classified as “non-segment” and include corporate assets and liabilities, certain triple net leased senior living communities and wellness centers. For further information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of February 26, 2024. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1999 through 2023 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
•Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries”, as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.
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
Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Although we cannot be sure, we believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years. To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.
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
Subsidiary REITs. We indirectly own real estate through subsidiaries that we believe have qualified and will remain qualified for taxation as REITs under the IRC, and we may in the future invest in real estate through one or more other subsidiary entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test, each as described below, generally applicable to a REIT’s ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent’s own qualification and taxation as a REIT could be jeopardized on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”.
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
In addition, any corporation (other than a REIT and other than a QRS) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS (excluding, for this purpose, certain “straight debt” securities). Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which the subsidiary’s TRS election is intended to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.
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
•Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Our declaration of trust and bylaws generally disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC's attribution rules.

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
Our Relationship with AlerisLife. We currently own (directly and indirectly through one of our TRSs) less than 35% of the outstanding common shares of AlerisLife. We have not elected to treat AlerisLife as a TRS, and it is not otherwise an automatic TRS because no TRS of ours owns more than 35% of AlerisLife. This structure for our AlerisLife ownership permits our continued engagement of a corporate subsidiary of AlerisLife to manage health care facilities leased to our TRSs, as described below in greater detail. For further information regarding our relationship with AlerisLife, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income.”
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
In addition to the other distribution requirements above, to preserve our qualification for taxation as a REIT, we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations, as described below.

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
Although the law is not entirely clear on the matter, it appears that amounts designated by us as undistributed capital gain in respect of our shares that are held by non-U.S. shareholders generally should be treated in the same manner as actual distributions by us of capital gain dividends. Under this approach, the non-U.S. shareholder would be able to offset as a credit against its resulting U.S. federal income tax liability its proportionate share of the tax paid by us on the undistributed capital gain treated as distributed to the non-U.S. shareholder, and receive from the IRS a refund to the extent its proportionate share of the tax paid by us were to exceed the non-U.S. shareholder’s actual U.S. federal income tax liability on such deemed distribution. If we were to designate any portion of our net capital gain as undistributed capital gain, a non-U.S. shareholder should consult its tax advisors regarding taxation of such undistributed capital gain.
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
•provides the U.S. shareholder’s correct taxpayer identification number;
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
We believe that the restrictions imposed under our declaration of trust and bylaws on the transfer of shares do not result in the failure of our shares to be “freely transferable.” Furthermore, we believe that no other facts or circumstances limiting the transferability of our shares exist, other than those that are enumerated under the regulation as not affecting the free transferability of shares. In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A.  Risk Factors.
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•unfavorable market and commercial real estate industry conditions due to, among other things, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions (such as the ongoing wars in Ukraine and the Middle East), economic downturns or a possible recession, changes in real estate utilization and other conditions beyond our control, may have a material adverse effect on our and our tenants’, managers’ and other operators’ results of operations and financial conditions, and our and their businesses may not return to the levels experienced prior to the COVID-19 pandemic, and our tenants, managers and other operators may fail to satisfy their obligations to us;
•we are exposed to risks related to our dependence on our managers or other operators for the operation of our senior living communities, and changes and trends in the healthcare industry could negatively impact our managers and other operators and our SHOP segment operating results;
•we and our managers and other operators and tenants face significant competition;
•we have a substantial amount of debt and we are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt and our ability to reduce our debt leverage, which may remain at or above current levels for an indefinite period, covenants and conditions contained in our debt agreements which may restrict our operations by increasing our interest expense and limiting our ability to make investments in our properties, sell properties securing our debt and pay distributions to our shareholders, potential downgrades to our credit ratings and other limitations on our ability to access capital at reasonable costs or at all, including the limited availability of debt capital to office and healthcare REITs generally;
•we may be unable to renew our leases when they expire without decreasing rents or incurring significant costs or at all;
•our potential future development or redevelopment projects or sales or acquisitions may not be successful or may not be executed on the terms or within the timing we expect as a result of ongoing market and economic conditions, including capital market disruptions, high interest rates, prolonged high inflation, competition, or otherwise;
•we are subject to risks related to our qualification for taxation as a REIT, including REIT distribution requirements;
•our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements or our joint ventures could require us to provide additional capital;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and adverse impact from global climate change;
•insurance may not adequately cover our losses, and insurance costs may continue to increase;
•we are subject to risks related to our dependence upon RMR to implement our business strategies and manage our day to day operations;
•we are subject to risks related to the security of RMR’s or our senior living community managers’ or other operators’ information technology;
•our management structure and agreements with RMR and our relationships with our related parties, including our Managing Trustees, RMR, AlerisLife (including Five Star) and others affiliated with them, may create conflicts of interest;
•sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks;

•provisions in our declaration of trust, bylaws and other agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals, limit our rights and the rights of our shareholders to take action against our Trustees and officers or limit our shareholders’ ability to obtain a favorable judicial forum for certain disputes;
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
Risks Related to Our Business
Unfavorable market and industry conditions may have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business and operations may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our properties are located. Unfavorable economic and industry conditions may be due to, among other things, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions (such as the ongoing wars in Ukraine and the Middle East), economic downturns or a possible recession, changes in real estate utilization and other conditions beyond our control. As economic conditions in the United States may affect the demand for healthcare related space and senior living communities, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a possible recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions have negatively impacted our ability to pay distributions to our shareholders and these or other conditions may continue to have similar impacts in the future and on our results of operations and financial condition.
Our and our managers’ and other operators’ and tenants’ businesses may not return to the levels experienced prior to the COVID-19 pandemic and they may fail to satisfy their obligations to us.
Our business is focused on healthcare related properties, including medical office and life science properties, senior living communities and wellness centers. The senior living industry experienced significant disruptions during, and in the aftermath of, the COVID-19 pandemic. Although our and certain of our managers’ and other operators’ and tenants’ businesses have improved from low points experienced during the COVID-19 pandemic, the recovery of our SHOP segment has been slower than previously anticipated and uneven, and we cannot be sure when or if the senior housing business will return to historic pre-pandemic levels due to changing market practices, delayed returns to prior market practices, current market and economic conditions, such as high interest rates, wage and commodity price inflation, limited labor availability, increased insurance costs, geopolitical risks and economic downturns or a possible recession, or otherwise. For example, although occupancy in our SHOP segment has increased, the rate of occupancy growth has been slower than previously anticipated and uneven and increased operating costs resulting from wage and commodity price inflation, limited labor availability and increased insurance costs, among other things, continue to negatively impact our margins. Additionally, while our senior living operators have increased rates, those rates are increasing gradually and are not increasing at the same pace as our costs, putting further pressure on our margins. It is unclear whether COVID-19 infection rates will surge again in the future or if other variants of that virus or other public health safety conditions will arise in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, or our managers’ and other operators’ and tenants’ businesses. It is also uncertain what the impact of changing market and economic conditions would be on our and our managers’ and other operators’ and tenants’ businesses. As a result of these uncertainties, our and our managers’ and other operators’ and tenants’ businesses may not return to the levels experienced prior to the COVID-19 pandemic. If those managers’, other operators’ and tenants’ businesses do not sufficiently improve, they may fail to pay amounts owed to us.
We have a substantial amount of debt and are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt.
As of December 31, 2023, our consolidated debt was $3.1 billion.
We are subject to numerous risks associated with our debt, including our ability to refinance maturing debt and the cost of any refinancing, the risk that our liquidity could be insufficient for us to make required payments and risks associated with high interest rates. There are no limits in our organizational documents on the amount of debt we may incur, and, subject to any limitations in our debt agreements, we may incur additional debt. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our costs of capital, limit our ability to incur additional debt in the future, and increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. High interest rates have significantly increased our borrowing costs. Although we have an option to extend the maturity date of certain of our debt upon payment of a fee and meeting other conditions, the applicable conditions may not be met, and we may be required to repay or refinance our existing debt with new debt on less favorable terms. Further, market and economic conditions may limit the availability and cost of government-sponsored enterprise and agency financing that we may otherwise have access to. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, development or redevelopment projects, refinancing, lease obligations or other purposes and hinder our ability to pay distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under other debt agreements of ours that have cross default provisions, including our senior notes indentures and their supplements, as applicable. In such case, our lenders or noteholders may demand immediate payment of any outstanding debt and could seek payment from the subsidiary guarantors under our senior notes indentures, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by certain pledging subsidiaries, or we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may fail to comply with the terms of our debt agreements, which could adversely affect our business and prohibit us from paying distributions to our shareholders.
Our debt agreements contain financial and/or operating covenants. These covenants may limit our operational flexibility and acquisition and disposition activities. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. If any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default, or be prevented from refinancing maturing debt. As a result, covenants which limit our operational flexibility or a default under applicable debt covenants could have an adverse effect on our business, financial condition and results of operations.
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
More than half of our debt is secured by properties that we or our joint ventures own or by a pledge of the equity interests of certain of our subsidiaries. Secured debt, including mortgage debt, increases our risk of asset and property losses because defaults on debt secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.

We are limited in our ability to operate our senior living communities and are thus dependent on our managers or other operators.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing healthcare facilities, we do not operate or manage our senior living communities. Instead, we lease substantially all of our senior living communities to our subsidiaries that qualify as TRSs under the IRC and retain third parties to manage those senior living communities. Our income from our properties may be adversely affected if our managers or other operators fail to provide quality services and amenities to residents. While we monitor the performance of our managers and other operators and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that our managers or other operators are not performing adequately. Any failure by our managers or other operators to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers and other operators operate, and, in some cases, own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our managers and other operators have made, and may in the future make, decisions regarding competing properties or our properties’ operations that may not be in our best interests and which may result in a reduction of our returns.
We are exposed to operational risks, liabilities and claims with respect to our SHOP segment that could adversely affect our revenues and operations.
We are exposed to various operational risks with respect to our SHOP segment that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in occupancy experienced during the normal course of business, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions, such as high interest rates, prolonged high inflation, labor market challenges and economic downturns or a possible recession; competition; litigation and regulatory and government proceedings; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; increases in property taxes; state regulation and rights of residents related to entrance fees; federal and state housing laws and regulations; the availability and increases in the cost of labor (as a result of unionization or otherwise); and increases in commodity prices, such as the prices of food and construction materials, as a result of, among other things, supply chain challenges or other market conditions in the global economy, including the U.S. economy.
Further, we and our managers and other operators have been, are currently, and expect in the future to be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of senior living operations. The defense and resolution of such claims, lawsuits and other proceedings may require our managers or other operators or us to incur significant expenses. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against senior living companies. As a result of these conditions, the cost of liability insurance continues to increase.
In addition, we generally hold the applicable healthcare license and enroll in applicable government healthcare programs on behalf of the properties in our senior living operations segment. This subjects us to potential liability under various healthcare laws and regulations. Healthcare laws and regulations are wide-ranging, and noncompliance may result in the imposition of civil, criminal, and administrative penalties, including: the loss or suspension of accreditation, licenses or CONs; suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. We may incur, or be obligated to reimburse our senior living managers or other operators for, compliance related fines, assessments, penalties and returns of government payments (such as Medicare or Medicaid payments) and could have limitations imposed on our healthcare licenses.
Any one or a combination of these operational risks and other factors may adversely affect our revenue and operations.
The trend for seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether could have a material adverse effect on our business, financial condition and results of operations.
Seniors have been increasingly delaying their moves to senior living communities until they require greater care or forgoing moving to senior living communities altogether, and approximately 24% of the senior living communities we own are independent living communities which require residents to be capable of relatively high degrees of independence. These trends may continue and other factors, such as seniors' and their families’ concerns regarding the impact on seniors of infectious diseases, virus transmissions or other public health safety conditions, may intensify those trends in the future, as may current economic conditions, such as economic downturns or a possible recession, weak housing market conditions, high interest rates, prolonged high inflation and stock market volatility. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior living communities. Moreover, seniors may have greater care needs and require higher acuity services, which may increase costs at our senior living communities, expose our managers or other operators to additional liability or result in lost business and shorter stays at our senior living communities if our managers or other operators are not able to provide the requisite care services or fail to adequately provide those services. Further, if we or our managers or other operators fail to successfully act upon and address these and other trends and changes in seniors’ needs and preferences or in the healthcare industry generally, we or they may be unable to offset associated lost revenues by growing other revenue sources, such as by offering new or increased service offerings to seniors, and our senior living communities may become unprofitable and the value of our senior living communities may decline.
Increased labor costs, decreased labor availability and staffing turnover have negatively impacted our managers and our SHOP segment operating results, and these conditions may continue for an extended period.
Wages and employee benefits associated with the operations of our managed senior living communities represent a significant part of our managed senior living communities’ operating expenses. Historical periods of low unemployment and the impacts of the COVID-19 pandemic resulted in increased labor costs, including higher health benefits costs, in the senior living industry. Further, legislation has been enacted and proposed to increase the minimum wage in various jurisdictions in recent years, which has put upward pressure on wages. Moreover, our managers and other operators face a competitive labor market. A periodic or geographic shortage of qualified nurses and other healthcare professionals or care givers or other trained personnel, union activities, wage laws, or general inflationary pressures on wages may require our managers or other operators to enhance pay and benefits packages or to use more expensive contract personnel, and our managers or other operators may be unable to offset these added costs by increasing the rates charged to residents. Staffing turnover at our senior living communities is common, and it increases in a competitive labor market. Heightened levels of staffing turnover at our senior living communities, particularly with respect to key and skilled positions, such as management, regional and executive directors and other skilled and qualified personnel, may disrupt operations, limit or slow the execution of business strategies, and decrease revenues and increase costs at our managed senior living communities. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and continue to increase. If these conditions continue, our managers and other operators may increasingly be challenged in fully operating our senior living communities, which may require us to reduce our operations; as a result of these conditions, our revenues and growth may decline and our costs may continue to increase.
Termination of assisted living resident agreements and resident attrition could adversely affect revenues and earnings at our senior living communities.
Unlike apartment leases that typically have a one-year term, state regulations governing assisted living communities typically require that senior living community residents have the right to terminate their assisted living resident agreements for any reason on reasonable (for example, 30 days’) notice. Should a large number of our residents elect to terminate their resident agreements at or around the same time, revenues and earnings at our senior living communities could be materially and adversely affected. In addition, the advanced ages of our senior living residents may result in high resident turnover rates.
Our investments in our properties may not yield the returns we expect and may cost more than expected and take longer to complete.
We invest significant amounts in our properties. However, we may not realize the returns we expect from these investments, and these investments may cost more than we expect. For example, in recent years, the global economy, including the U.S. economy, experienced supply chain disruptions due to the COVID-19 pandemic and related factors, and these supply chain challenges reduced the availability of goods and materials, which caused price inflation and increased the time from order to receipt of goods and materials. Although supply chain conditions have since stabilized, we cannot assure that there will not be future, similar supply chain disruptions. Such conditions could result in our planned capital expenditures costing more than expected and taking longer to complete.
Depressed U.S. housing market conditions and other factors may reduce the willingness or ability of seniors to relocate to our senior living communities.
Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of seniors to afford our senior living community entrance and resident fees, as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. Historically, during periods of high interest rates, the U.S. housing market has experienced declines. If seniors have difficulty selling their homes, their ability to relocate to our senior living communities or finance their stays at our senior living communities with private resources could be adversely affected. Rising unemployment may also reduce the ability of family members to relocate seniors to senior living communities, and family members’ willingness and ability to offer free care may also affect seniors’ relocation to senior living communities. If these and other factors reduce seniors’ willingness or ability to relocate to our senior living communities, occupancy rates, revenues and cash flows at our senior living communities and our results of operations could be negatively impacted.
REIT distribution requirements and limitations on our ability to access capital at reasonable costs or at all may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. We may also be unable to raise capital at reasonable costs or at all because of reasons related to our business, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, high interest rates and other market conditions. A protracted negative impact on the economy or the industries in which our properties and businesses operate, wage and commodity price inflation, high interest rates, increased insurance costs, geopolitical risks or other economic, market or industry conditions, such as the delayed recovery of the senior housing industry, economic downturns or a possible recession, may have various negative consequences. Such consequences may include a decline in the availability of financing and increased costs for financing, including with respect to government-sponsored enterprise and agency financing that we may otherwise have access to. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
High interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022, which has significantly increased our interest expense. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. High interest rates may materially and negatively affect us in several ways, including:
•one of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate on our common shares relative to prevailing interest rates, and our quarterly cash distribution rate on our common shares is currently $0.01 per common share in order to enhance our liquidity until our leverage profile otherwise improves. At current interest rate levels, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments with higher distribution rates. Sales of our common shares may cause a decline in the market price of our common shares;
•amounts outstanding under future debt we may incur may require interest to be paid at floating interest rates. When interest rates increase, our borrowing costs with respect to any such debt will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to pay distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When interest rates are high, such as they are currently, real estate transaction volumes slow due to increased borrowing costs and property investors often demand higher capitalization rates, which causes property values to decline. High interest rates could therefore lower the value of our properties and cause the value of our securities to decline.

Our managers or other operators may fail to comply with laws relating to the operation of our senior living communities.
We and our managers or other operators are subject to, or impacted by, extensive and frequently changing federal, state and local laws and regulations, including: licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our managers and other operators conduct their operations, such as with respect to health and safety, fire and privacy matters; laws affecting communities that participate in Medicaid; laws affecting clinics and other healthcare facilities that participate in both Medicare and Medicaid which mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar laws; and safety and health standards established by OSHA. We and our managers and other operators are also required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information under HIPAA.
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
We face competition for tenants at our properties, particularly at our medical office and life science properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties and increase the competition we face. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge and the values of our properties.
A significant number of new senior living communities were developed in recent years. Although the rate of new development of senior living communities has slowed significantly, the increased supply of senior living communities from such development activity has increased competitive pressures on our managers and other operators, particularly in certain geographic markets where we own senior living communities, and we expect these competitive challenges to continue for at least the next few years. Further, our senior living communities compete with numerous other senior living service providers, such as home healthcare companies and other real estate based service providers. Some of these senior living competitors are larger and have greater financial resources than our managers or other operators do, and some of these competitors are not for-profit entities which have endowment income and may not face the same financial pressures that they do. We cannot be sure that our managers or other operators will be able to attract a sufficient number of residents to our senior living communities at rates that will generate acceptable returns or that our managers or other operators will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow them to compete successfully and operate our senior living communities profitably.
These competitive challenges may prevent our managers and other operators from maintaining or improving occupancy and rates at our senior living communities, which may reduce our returns from our senior living communities and adversely affect the profitability of our senior living communities, and may cause the values of our properties to decline.
We also face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. Some of our competitors may have greater financial and other resources than us and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of property operators and the extent of leverage used in their capital structure. Because of competition for acquisitions, as well as limitations on acquisitions included in our debt agreements, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.

We may be unable to lease our properties when our leases expire.
Although we typically will seek to renew or extend the terms of leases for our properties with tenants when they expire, we cannot be sure that we will be successful in doing so. Economic conditions, including prolonged high inflation, may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties.
We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We intend to continue to engage in development, redevelopment and repositioning activities with respect to our properties, and, as a result, we are subject to certain risks. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals, inability to achieve desired returns, as well as the availability and pricing of financing on favorable terms or at all. The global economy continues to experience commodity pricing and other inflation, including inflation impacting wages and employee benefits. Although inflation rates have recently declined, they remain higher than pre-pandemic levels. It is uncertain whether inflation will decline further, remain relatively steady or increase; however, some market forecasts indicate that inflation rates may remain elevated for a prolonged period. These conditions have increased the costs for materials, other goods and labor, including construction materials, and caused some delays in construction activities, and these conditions may continue and worsen. These pricing increases, as well as increases in labor costs, could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities. In addition, current economic conditions and volatility in the commercial real estate markets, generally, may cause delays in leasing these properties or possible loss of tenancies and negatively impact our ability to generate cash flows from these properties that meet or exceed our cost of investment. Any of these risks associated with our current or future development, redevelopment and repositioning activities could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to risks from adverse weather, natural disasters and adverse impact from global climate change, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impact from global climate change. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.

Vacancies in a property could result in significant capital expenditures and illiquidity and reduce the value of the property.
The loss or downsizing of a tenant may reduce the value of a property and require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. Many of the leases we enter into or acquire are for properties that are especially suited to the particular business of our tenants, such as our medical office and life science properties. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated, downsized or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. We may also have difficulty selling the property due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand.
RMR and our senior living community managers rely on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR and our senior living community managers rely on information technology and systems, including the Internet and cloud-based infrastructures and services, commercially available software and their respective internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, residents, tenants and guarantors and lease data. If we or our third party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology systems, we could incur material costs and losses and our operations could be disrupted. RMR and our senior living community managers take various actions, and incur significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s, our senior living community managers’ or other third parties’ information technology networks and systems or operations. Although most of RMR’s and our senior living community managers’ staff returned to their offices during the pandemic, flexible working arrangements have resulted in a higher extent of remote working than they experienced prior to the pandemic. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s, our senior living community managers’ or other third parties’ abilities to maintain the security, proper function and availability of their information technology and systems since remote working by their employees could strain their technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s, our senior living community managers’ or other third parties’ data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology. Any failure by RMR, our senior living community managers or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There continues to be increased focus from regulators, investors, tenants and other stakeholders concerning corporate sustainability. The SEC is considering climate change related regulations and certain states have enacted climate focused disclosure laws and we may incur significant costs in compliance with such rules. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and RMR and cause us and RMR to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. If we and RMR fail to comply with ESG related regulations and to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG policies or third party expectations or demands.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
We or our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. The costs of insurance have increased significantly and continue to increase, and these increased costs have had an adverse effect on us and our managers or other operators and tenants. Increased insurance costs may adversely affect our managers’ abilities to operate our properties profitably and provide us with desirable returns and our tenants’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes or losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us or our tenants on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our tenants for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
We may not succeed in selling properties we may identify for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
We plan to selectively sell certain properties from time to time to reduce our leverage, fund capital expenditures and future acquisitions and strategically update, rebalance and reposition our investment portfolio. Our ability to sell properties or other assets and the prices we may receive in any such sales, may be affected by various factors. In particular, these factors could arise from weaknesses in or a lack of established markets for the properties we may identify for sale, the availability of financing to potential purchasers on reasonable terms, changes in the financial condition of prospective purchasers for and the tenants of the properties, the terms of leases with tenants at certain of the properties, the characteristics, quality and prospects of the properties, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, such as high interest rates, prolonged high inflation, labor market challenges, supply chain challenges and economic downturns or a possible recession, and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with high interest rates, have resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may not succeed in selling properties or other assets and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations, and we may incur losses in connection with any sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we, or ratings agencies or possible financing sources, believe appropriate, our credit ratings may be lowered and we may be unable to fund capital expenditures or future acquisitions to grow our business. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales.

We may be unable to grow our business by acquiring additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
Our business plan includes the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•the extent of our debt leverage;
•the availability, terms and cost of debt and equity capital;
•competition from other investors; and
•contingencies in our acquisition agreements.
These risks may limit our ability to grow our business by acquiring additional properties. In addition, we might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:
•notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction or unknown liabilities, including those related to undisclosed environmental contamination, or our analyses and assumptions for the properties may prove to be incorrect;
•an acquired property may be located in a new market where we may face risks associated with investing in an unfamiliar market;
•the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value; and
•property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
Our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements.
We are party to joint ventures with institutional investors, and we may in the future sell or contribute additional properties to, or acquire, develop or recapitalize properties in, our existing or any future joint ventures. Our participation in joint ventures is subject to risks, including the following:
•we share approval rights over major decisions affecting the ownership or operation of the joint ventures and any property owned by the joint ventures;
•we may need to contribute additional capital in order to preserve, maintain or grow the joint ventures and their investments;
•joint venture investors may have economic or other business interests or goals that are inconsistent with our business interests or goals, which could affect our ability to lease, relet or operate properties owned by the joint ventures;
•joint venture investors may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification for taxation as a REIT;
•our ability to sell our interest in, or sell additional properties to, the joint ventures or the joint ventures’ ability to sell additional interests of, or properties owned by, the joint ventures when we so desire are subject to the approval rights of the other joint venture investors under the terms of the agreements governing the joint ventures; and
•disagreements with joint venture investors could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. Further, these, similar, enhanced or additional risks, including possible mandatory capital contribution requirements, may apply to any future additional or amended joint ventures.
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant, and the current economic conditions, such as prolonged high inflation, high interest rates, labor market challenges, supply chain challenges and economic downturns or a possible recession, may increase the risk of our tenants and the managers and other operators of our senior living communities filing for bankruptcy. If a tenant files for bankruptcy, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy, and a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full. If any of our tenants, managers or other operators files for bankruptcy, we may experience delays in enforcing our rights, and may be limited in our ability to replace the tenant, manager or other operator. In the case of any tenant, manager or other operator bankruptcy, we may incur substantial costs in protecting our investment and re-leasing or finding a replacement tenant, manager or other operator.
A severe cold or flu season, epidemics or any other widespread illnesses could adversely affect the operations of our senior living communities.
Our revenues and our managers’ and other operators’ and tenants’ revenues with respect to our senior living communities are dependent on occupancy and could significantly decrease in the event of a severe cold and flu season, an epidemic or pandemic such as a new variant in the COVID-19 pandemic or any other widespread illness. Such a decrease could significantly impact our and our managers’ and tenants’ revenues from our senior living communities. As experienced during the COVID-19 pandemic, a future flu or other epidemic or pandemic could significantly increase the cost burdens faced by our managers or tenants, including if they are required to implement quarantines for residents, and adversely affect their ability to meet their obligations to us and our returns, which would have a material adverse effect on our financial results.
Risks Related to Our Relationships with RMR and AlerisLife (including Five Star)
We are dependent upon RMR to manage our business and implement our growth strategy.
We have no employees. Personnel and services that we require are provided to us by RMR pursuant to our management agreements with RMR. Our ability to achieve our business objectives depends on RMR and its ability to effectively manage our properties, to appropriately identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. In the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.
RMR has broad discretion in operating our day to day business.
Our manager, RMR, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments, but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.
Our management structure and agreements and relationships with RMR and RMR’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.
RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of

RMR Inc. and an officer and employee of RMR. RMR or its subsidiaries also act as the manager to certain other Nasdaq listed companies and private companies, and Mr. Portnoy serves as a managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees of those Nasdaq listed companies.
Christopher J. Bilotto, our President and Chief Executive Officer, and Matthew C. Brown, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Ms. Francis, our other Managing Trustee, served as an officer of RMR until December 31, 2023 and will remain an employee of RMR until her retirement on July 1, 2024. Messrs. Portnoy, Bilotto and Brown and Ms. Francis have duties to RMR, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2023, Mr. Portnoy beneficially owned 9.8% of our outstanding common shares and approximately 6.1% of AlerisLife’s outstanding common shares (including through ABP Trust). Our executive officers also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
Our management agreements with RMR were not negotiated on an arm’s length basis and their fee and expense structure may not create proper incentives for RMR, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR and its current and former controlling shareholder(s), our management agreements with RMR were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR, may be different from those negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and we also pay RMR construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR for employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR for certain of its costs and to pay third party costs may reduce RMR’s incentive to efficiently manage those costs, which may increase our costs.

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
In March 2023, in connection with ABP Trust’s acquisition of AlerisLife by tender offer, we tendered all of the AlerisLife common shares we then owned, subject to the right to purchase AlerisLife common shares at the Tender Offer Price. On February 16, 2024, we exercised this purchase right and acquired, together with our applicable TRS, approximately 34.0% of the currently outstanding AlerisLife common shares from ABP Trust at the Tender Offer Price, for a total purchase price of $14.9 million. Following this acquisition, ABP Trust owns the remaining approximate 66.0% of AlerisLife. RMR provides management services to both us and AlerisLife. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, and Mr. Portnoy is the sole director of AlerisLife. Five Star, an operating division of AlerisLife, manages many of our senior living communities.
The historical and continuing relationships which we, RMR, ABP Trust and Mr. Portnoy have with AlerisLife could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR or its subsidiaries provide management services and their related parties. As a result of these relationships, our agreements with AlerisLife (including Five Star) were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and/or disinterested Trustees, their terms may be different from those negotiated on an arm’s length basis between unrelated parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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

We may not realize the benefits we expect from our ownership interest in AlerisLife.
We own an approximately 34.0% ownership interest in AlerisLife. Risks that we have identified elsewhere in this Risk Factors section, particularly those relating to the senior living industry, are applicable to our ownership of AlerisLife common shares. In addition, AlerisLife is a private company that is owned by ABP Trust, of which Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder. We have a minority interest in AlerisLife, and we will be limited in our ability to direct or influence AlerisLife’s corporate level decisions or to affect changes in AlerisLife’s business, strategies, operations and management. In addition, AlerisLife’s common shares are no longer publicly traded, therefore our ability to sell our AlerisLife shares will be limited. Further, any attempt we may make to sell our AlerisLife common shares may be unsuccessful and any price that we may be able to realize for those shares may be at a discount due to the minority interest they represent and the lack of an active trading market for those shares. As a result of the foregoing, and for other possible reasons, we may not realize any of the benefits we currently expect from our ownership of AlerisLife common shares, we may be prevented from selling our AlerisLife common shares and we could incur losses from our ownership of AlerisLife common shares, including our proportion of any operating or other losses that AlerisLife may realize.
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We are party to transactions with related parties, including with entities controlled by Adam D. Portnoy or to which RMR or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Our shareholders or the shareholders of RMR Inc. or other related parties may challenge such related party transactions. If any challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. The various relationships noted above may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections and votes on our say on pay, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay or other shareholder votes, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
Risks Related to Our Organization and Structure
We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to pay distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur; however, provisions in our debt agreements may limit us from incurring additional debt. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust contains provisions that generally prohibit shareholders from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares, including our common shares. The ownership limitation in our declaration of trust is intended to help us preserve our ability to use our net operating losses and other tax benefits to reduce our future taxable income. We also believe these provisions promote good orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
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

As a result of these limitations on liability and indemnification obligations, we and our shareholders may have more limited rights against our present and former Trustees and officers than might exist with other companies, which could limit shareholder recourse in the event of actions which some shareholders may believe are not in our best interest.
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
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, managers or other agents to us or our shareholders; (3) any action asserting a claim against us or any of our Trustees, officers, managers or other agents arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any of our Trustees, officers, managers or other agents, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any of our Trustees, officers, managers or other agents that is governed by the internal affairs doctrine of the State of Maryland. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, managers or other agents, which may discourage lawsuits against us and our Trustees, officers, managers or other agents.
Disputes with RMR may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to those asserting claims than in-court litigation.
Our agreements with RMR provide that any dispute arising thereunder will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against RMR if we or any other parties against whom the claim is made unilaterally demands the matter be resolved by arbitration. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to bring such litigation.
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
If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we may be subject to material amounts of federal and state income taxes, our cash available for distribution to our shareholders could be reduced, and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
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
We lease substantially all of our senior living communities to our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm’s length bases so that we and our TRSs will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income test failures, significant penalty taxes may still be imposed.
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
•our leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified healthcare properties for any person unrelated to us; and

•the rental and other terms of the leases must be arm’s length.
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
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification to us and our shareholders.
Risks Related to Our Securities
Our quarterly cash distribution rate on our common shares is currently $0.01 per common share and future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
During 2020, we reduced our quarterly cash distribution rate on our common shares to $0.01 per common share to enhance our liquidity until our leverage profile otherwise improves, subject to applicable REIT tax requirements; however:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by current market and economic conditions, such as high interest rates, prolonged high inflation and economic downturns or a possible recession, on our business, results of operations and liquidity; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may not increase for an indefinite period or we may cease paying distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to, in part, pay distributions to our shareholders in a form other than cash, such as issuing additional common shares to our shareholders, as permitted by the applicable tax rules.
The Notes and the Guarantees are structurally subordinated to the payment of all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes, the 2026 Notes and the 2031 Notes.
We are the sole obligor on our senior secured notes due 2026, or the 2026 Notes, our outstanding senior unsecured notes, including our 9.75% senior notes due 2025, or the 2025 Notes, and our 4.375% senior notes due 2031, or the 2031 Notes, and any notes or other debt securities we may issue in the future, or, together with the 2026 Notes and our outstanding senior unsecured notes, the Notes. Our subsidiaries that guarantee the Notes are the sole obligor on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the 2025 Notes, the 2026 Notes and the 2031 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries’ creditors. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our non-guarantor subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes, the 2026 Notes and the 2031 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2023, our non-guarantor subsidiaries had total indebtedness and other liabilities of approximately $31.5 million (including guarantees of other indebtedness and trade payables but excluding liabilities to us or a subsidiary guarantor), which are structurally senior to the 2025 Notes, the 2026 Notes and the 2031 Notes.
The Notes and the Guarantees, other than the 2026 Notes and related Guarantees on a senior secured basis, are unsecured and effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt.
The outstanding Notes and Guarantees, other than the 2026 Notes and related Guarantees on a senior secured basis, or the Unsecured Notes and Guarantees, are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under the 2026 Notes (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Notes that are not secured by those assets. In that event, because the Unsecured Notes and Guarantees will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such unsecured Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such unsecured Notes and accrued interest and all future debt ranking equally with such Unsecured Notes and Guarantees, we will be unable to fully satisfy our obligations under such unsecured Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such unsecured Notes. As a result, noteholders may lose a portion or the entire value of their investment in such unsecured Notes. Further, the terms of the outstanding Unsecured Notes and Guarantees permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured debt subject to compliance with certain debt ratios. The Unsecured Notes and Guarantees will be effectively subordinated to any such additional secured debt.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of notes to return payments received from guarantors.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, the Guarantees and the related liens, if applicable (or any future Notes that are guaranteed by our subsidiaries), could be voided, or claims in respect of a guarantee and the related lien, if applicable, could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the debt evidenced by its guarantee and related lien, if applicable:
•received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee or granting of such lien, if applicable;
•was insolvent or rendered insolvent by reason of such incurrence;
•was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.
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

We cannot be sure as to what standard a court would apply in making these determinations. In addition, each Guarantee contains, and any future guarantees may contain, a provision intended to limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. This provision may not be effective to protect the Guarantees or any future guarantees from being voided under fraudulent transfer laws, or may eliminate the guarantor’s obligations or reduce the guarantor’s obligations to an amount that effectively makes the guarantee worthless.
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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. In January 2023, Moody’s Investor Services, or Moody's, downgraded the 2025 Notes and 2031 Notes ratings from B3 to Caa3 and our senior unsecured debt rating from Caa1 to Ca. In February 2023, Standard & Poor’s Rating Services, or Standard & Poor's, downgraded the 2025 Notes and 2031 Notes ratings from BB- to B and our senior unsecured debt rating from B to CCC+. In September 2023, Moody’s downgraded the 2025 Notes and 2031 Notes ratings from Caa3 to Ca and our senior unsecured debt rating from Ca to C. In September 2023, Standard & Poor’s downgraded the 2025 Notes and 2031 Notes ratings from B to CCC+ and our senior unsecured debt rating from CCC+ to CCC-. In January 2024, Standard & Poor’s upgraded the 2025 Notes and 2031 Notes ratings from CCC+ to B and our senior unsecured debt rating from CCC- to CCC+ and assigned a B rating for the 2026 Notes. Also in January 2024, Moody’s upgraded the 2025 Notes and 2031 Notes ratings from Ca to Caa3 and our senior unsecured debt rating from C to Ca and assigned a Caa2 rating for the 2026 Notes. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our cost and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
We may not have the ability to raise the funds necessary to finance the repurchase of the 2025 Notes, the 2026 Notes and the 2031 Notes upon a change of control event as will be required.
Upon the occurrence of a change of control, we will be required to offer to repurchase the outstanding 2025 Notes and 2031 Notes at 101% of the principal amount thereof, and the outstanding 2026 Notes at 100% of the principal amount thereof, in each case plus accrued and unpaid interest on such Notes, if any, to, but not including, the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time of the change of control to make the required repurchase of such Notes. In addition, restrictions under future debt we may incur may not allow us to repurchase such Notes upon a change of control, which could result in such debt becoming immediately due and payable and the commitments thereunder terminated. If we could not refinance such debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the 2025 Notes, the 2026 Notes and the 2031 Notes, which would constitute an event of default under the indentures and related supplements governing such Notes, which in turn would constitute a default under such debt arrangements. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indentures and related supplements governing the 2025 Notes, the 2026 Notes and the 2031 Notes although these types of transactions could affect our capital structure or credit ratings and the holders of such Notes. Further, courts interpreting change of control provisions under New York law (which is the governing law of the indentures governing the 2025 Notes, the 2026 Notes and the 2031 Notes) have not provided clear and consistent meanings of such change of control provisions which leads to subjective judicial interpretation of what may constitute a “Change of Control.”

Some or all of the Guarantees may be released automatically.
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon a sale, disposition or transfer, in compliance with the provisions of the indentures and related supplements governing 2025 Notes, the 2026 Notes and the 2031 Notes, of the capital stock of such subsidiary guarantor or of substantially all of the assets of such subsidiary guarantor, or if such subsidiary guarantor becomes an Excluded Subsidiary or a Foreign Subsidiary, as such terms are defined in the applicable indenture or supplemental indenture. In addition, if the 2025 Notes and the 2031 Notes have a rating equal to or higher than Baa2 (or the equivalent) by Moody’s or BBB (or the equivalent) by Standard & Poor’s and at such time no default or event of default under the indenture and related supplements governing the 2025 Notes and the 2031 Notes has occurred and is continuing, the Guarantees and all other obligations of the subsidiary guarantors under the indenture will automatically terminate and be released. Accordingly, the 2025 Notes, the 2026 Notes and the 2031 Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed the 2025 Notes, the 2026 Notes and the 2031 Notes on the date they were initially issued.
Item 1B.  Unresolved Staff Comments.
None.
Item 1C.  Cybersecurity.
We rely on the information technology and systems maintained by our managers, including RMR, and rely on our managers to identify and manage material risks from cybersecurity threats. RMR and our senior living community managers take various actions, and incur significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. Our Audit Committee oversees cybersecurity matters, including the material risks related thereto, and regularly receives updates from RMR’s chief information officer regarding the development and advancement of its cybersecurity strategy, as well as the related risks. In the event of a cybersecurity incident, RMR has a detailed incident response plan in place for contacting authorities and informing key stakeholders, including our management. We have not been materially affected and do not believe we are reasonably likely to be materially affected by any risks from cybersecurity threats, including as a result of previous incidents.
Item 2.  Properties.
At December 31, 2023, our portfolio was comprised of 371 owned properties. The gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, or gross book value of real estate assets, of these properties totaled $7.2 billion at December 31, 2023. As of December 31, 2023, two properties with a gross book value of real estate assets of $43.4 million were subject to finance lease obligations with an aggregate principal balance of $3.9 million. As of December 31, 2023, one property with a gross book value of real estate assets of $25.0 million was encumbered by a mortgage with a principal balance of $9.1 million. As of December 31, 2023, 95 properties with a gross book value of real estate assets of $1.6 billion were encumbered by our senior secured notes with a principal balance of $940.5 million. The eleven properties owned by our unconsolidated joint ventures in which we own 10% and 20% interests were encumbered by three mortgages totaling $1.1 billion as of December 31, 2023. For more information regarding our finance leases, mortgages, senior secured notes and two unconsolidated joint ventures, see Notes 3 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The following table summarizes certain information about our owned properties as of December 31, 2023. All dollar amounts are in thousands:

	Office Portfolio			Senior Housing Operating Portfolio			All Other			Consolidated
State	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value
AL	—	$—	$—	8	$105,624	$73,132	—	$—	$—	8	$105,624	$73,132
AR	—	—	—	3	46,373	27,703	—	—	—	3	46,373	27,703
AZ	4	77,357	54,998	6	171,288	103,994	1	3,510	1,885	11	252,155	160,877
CA	10	448,262	328,089	9	211,388	134,862	1	7,281	3,994	20	666,931	466,945
CO	2	20,780	12,373	8	116,698	75,925	2	18,594	11,783	12	156,072	100,081
CT	1	7,928	5,243	—	—	—	—	—	—	1	7,928	5,243
DC	2	107,529	80,622	—	—	—	—	—	—	2	107,529	80,622
DE	—	—	—	6	125,926	82,377	—	—	—	6	125,926	82,377
FL	7	43,691	30,271	19	667,684	429,150	2	18,487	16,501	28	729,862	475,922
GA	5	89,609	60,611	25	322,044	214,549	2	50,028	36,416	32	461,681	311,576
HI	1	80,643	56,944	—	—	—	—	—	—	1	80,643	56,944
ID	—	—	—	—	—	—	2	23,298	15,541	2	23,298	15,541
IL	4	70,142	44,639	11	186,787	109,603	1	20,641	13,115	16	277,570	167,357
IN	1	22,296	12,445	11	183,207	121,584	2	69,406	48,704	14	274,909	182,733
KS	2	63,299	39,240	3	71,093	44,037	—	—	—	5	134,392	83,277
KY	—	—	—	9	120,188	67,793	—	—	—	9	120,188	67,793
MA	6	166,169	123,338	1	35,524	20,967	—	—	—	7	201,693	144,305
MD	1	8,252	5,707	11	269,741	180,513	1	20,964	14,605	13	298,957	200,825
MI	—	—	—	—	—	—	5	15,942	8,617	5	15,942	8,617
MN	9	128,542	85,784	1	16,969	12,514	2	6,319	3,440	12	151,830	101,738
MO	3	141,111	89,045	5	73,817	46,698	—	—	—	8	214,928	135,743
NC	2	61,899	42,663	16	240,351	174,940	1	6,839	3,689	19	309,089	221,292
NE	—	—	—	1	8,661	5,312	1	26,702	18,239	2	35,363	23,551
NJ	—	—	—	3	128,507	88,895	1	2,277	2,277	4	130,784	91,172
NM	2	39,879	28,465	1	34,237	19,433	3	33,303	20,620	6	107,419	68,518
NV	—	—	—	2	85,927	58,415	—	—	—	2	85,927	58,415
NY	3	80,821	53,425	1	115,283	80,642	—	—	—	4	196,104	134,067
OH	1	18,601	11,573	1	50,011	29,616	1	4,428	1,643	3	73,040	42,832
OR	—	—	—	1	50,225	43,158	—	—	—	1	50,225	43,158
PA	4	57,376	37,442	7	93,517	57,080	2	3,535	1,952	13	154,428	96,474
SC	1	4,942	3,291	17	141,655	99,483	2	3,935	2,195	20	150,532	104,969
TN	1	9,764	6,159	13	185,177	137,456	2	15,667	9,698	16	210,608	153,313
TX	11	223,296	149,414	13	390,146	251,462	1	20,502	13,618	25	633,944	414,494
VA	8	130,117	83,289	11	150,770	97,382	—	—	—	19	280,887	180,671
WA	—	—	—	—	—	—	2	18,743	10,714	2	18,743	10,714
WI	10	169,236	112,860	7	121,620	83,833	—	—	—	17	290,856	196,693
WY	—	—	—	2	14,997	7,940	—	—	—	2	14,997	7,940
Total	101	2,271,541	1,557,930	232	4,535,435	2,980,448	37	390,401	259,246	370	7,197,377	4,797,624
Held for Sale	1	13,405	9,377	—	—	—	—	—	—	1	13,405	9,377
Grand Total	102	$2,284,946	$1,567,307	232	$4,535,435	$2,980,448	37	$390,401	$259,246	371	$7,210,782	$4,807,001
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
As of February 21, 2024, there were 3,269 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2023:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - December 31, 2023	2,451	$3.06	—	—
(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former employee of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase dates.
Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our FFO, our Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.
Item 6.  [Reserved]
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW
We are a REIT organized under Maryland law that primarily owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2023, we owned 371 properties located in 36 states and Washington, D.C., including one property classified as held for sale and three closed senior living communities. At December 31, 2023, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.2 billion.
As of December 31, 2023, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 98% leased with an average (by annualized rental income) remaining lease term of 5.3 years.

We are closely monitoring the impacts of the current economic and market conditions on all aspects of our business, including, but not limited to, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, geopolitical risks, economic downturns or a possible recession and changes in real estate utilization. We expect continued volatility in labor, insurance and food costs in our SHOP segment. For further information and risks relating to these economic uncertainties and their impact on our business and financial condition, see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward-Looking Statements," Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors".
In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. These inflationary pressures in the United States, as well as global geopolitical instability and tensions, have given rise to uncertainty regarding economic downturns or a possible recession and potential disruptions in the financial markets. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our managers, operators and tenants, could adversely impact the ability or willingness of our managers, operators, tenants or residents to pay amounts owed to us, could impair our ability to effectively deploy our capital or realize our target returns on our investments, may restrict our access to, and would likely increase our cost of, capital, and may cause the values of our properties and of our securities to decline.
We are encouraged by positive trends, including increases in rates and occupancy, in our SHOP segment. Additionally, we also expect favorable supply and demand dynamics in the senior living industry to enable our operators to generate better returns at our communities than we have experienced in the years following the COVID-19 pandemic. While certain costs, primarily labor, insurance and food costs, have increased, we expect these cost increases to moderate and decline, which will provide our operators the opportunity to increase rates in excess of increases in costs, resulting in improving returns to us.
On April 11, 2023, we and Office Properties Income Trust, or OPI, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which we and OPI agreed that we would merge with and into OPI, with OPI as the surviving entity in the merger. On September 1, 2023, we and OPI mutually terminated the Merger Agreement, effective September 1, 2023. Neither we nor OPI were required to pay any termination fee as a result of the mutual decision to terminate the Merger Agreement, and we and OPI bore our and its respective costs and expenses related to the Merger Agreement in accordance with the terms of the Merger Agreement. We recorded $9.9 million of expenses during the year ended December 31, 2023 related to the terminated merger with OPI, which is included in acquisition and certain other transaction related costs in our consolidated statement of operations. For more information regarding the merger, see Note 8 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

(As of December 31, 2023)	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	2023 Revenues	% of 2023 Revenues	2023 NOI(3)	% of 2023 NOI
Office Portfolio(4)	102	8,609,921	sq. ft.	$2,284,946	31.7%	$265	$220,530	15.6%	$122,566	51.9%
SHOP	232	25,209	units	4,535,435	62.9%	$179,913	1,151,908	81.7%	76,817	32.5%
Triple net leased senior living communities	27	2,062	units	202,908	2.8%	$98,403	24,588	1.7%	24,583	10.4%
Wellness centers	10	812,000	sq. ft.	187,493	2.6%	$231	13,282	1.0%	12,191	5.2%
Total	371			$7,210,782	100.0%		$1,410,308	100.0%	$236,157	100.0%

	Occupancy
	As of and for the Year Ended December 31,
	2023	2022
Office Portfolio (5)	86.9%	84.7%
SHOP	78.1%	74.4%
Triple net leased senior living communities (6)(7)	80.7%	79.9%
Wellness centers (7)	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at December 31, 2023.
(3)We calculate our NOI on a consolidated basis and by reportable segment. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures”.
(4)Our medical office and life science property leases include some triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible for the operation and maintenance of the properties and we charge tenants for some or all of the property operating costs. A portion of our medical office and life science property leases are full-service leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.
(5)Medical office and life science property occupancy data is as of December 31, 2023 and 2022 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(6)Excludes data for periods prior to our ownership of certain properties, data for properties sold or classified as held for sale, if any, and data for which there was a transfer of operations during the periods presented.
(7)Operating data for our triple net leased senior living communities leased to third party operators and wellness centers are presented based upon the operating results provided by our tenants for the 12 months ended September 30, 2023 and 2022, or the most recent prior period for which tenant operating results are made available to us. We have not independently verified tenant operating data.
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
Office Portfolio
As of December 31, 2023, we owned 102 medical office and life science properties located in 24 states and Washington, D.C. These properties have a total of 8.6 million square feet.

During the year ended December 31, 2023, we entered into new and renewal leases in our Office Portfolio segment as summarized in the following table (dollars and square feet in thousands, except per square foot amounts):

	Year Ended December 31, 2023
	New Leases	Renewals	Total
Square feet leased during the period	284	602	886
Weighted average rental rate change (by rentable square feet)	12.8%	10.4%	11.1%
Weighted average lease term (years)	10.3	6.2	7.5
Total leasing costs and concession commitments (1)	$24,151	$11,932	$36,083
Total leasing costs and concession commitments per square foot (1)	$85.08	$19.82	$40.74
Total leasing costs and concession commitments per square foot per year (1)	$8.24	$3.20	$5.42
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
As of December 31, 2023, lease expirations in our Office Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2024	73	654,793	9.1%	9.1%	$15,150	7.1%	7.1%
2025	76	617,857	8.5%	17.6%	17,251	8.0%	15.1%
2026	57	759,842	10.5%	28.1%	23,768	11.1%	26.2%
2027	62	944,509	13.1%	41.2%	22,875	10.6%	36.8%
2028	55	1,192,516	16.5%	57.7%	33,660	15.7%	52.5%
2029	49	550,397	7.6%	65.3%	16,408	7.6%	60.1%
2030	22	287,954	4.0%	69.3%	7,239	3.4%	63.5%
2031	20	905,907	12.5%	81.8%	26,296	12.2%	75.7%
2032	15	266,009	3.7%	85.5%	11,858	5.5%	81.2%
2033 and thereafter	44	1,054,763	14.5%	100.0%	40,289	18.8%	100.0%
Total	473	7,234,547	100.0%		$214,794	100.0%

Weighted average remaining lease term (in years)		5.2			5.7

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2023, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.

The following table presents information concerning our Office Portfolio tenants that represent 1% or more of total Office Portfolio annualized rental income as of December 31, 2023 (dollars in thousands):

Tenant	Square Feet Leased	Percent of Total Square Feet Leased	Annualized Rental Income(1)	Percent of Total Annualized Rental Income(1)	Lease Expiration
Advocate Aurora Health	631,529	8.7%	$16,939	7.9%	2026 - 2031
Alamar Biosciences, Inc.	88,508	1.2%	6,194	2.9%	2034
KSQ Therapeutics, Inc.	54,633	0.8%	5,595	2.6%	2032
Boston Children's Hospital	99,063	1.4%	5,573	2.6%	2028
Merck & Co., Inc.	55,102	0.8%	5,290	2.5%	2033
Sonova Holding AG	116,444	1.6%	4,875	2.3%	2033
Magellan Health Inc.	232,521	3.2%	4,643	2.2%	2025
Medtronic, Inc.	201,522	2.8%	4,512	2.1%	2027 - 2028
Tokio Marine Holdings Inc.	81,072	1.1%	3,982	1.9%	2024 - 2033
Abbvie Inc.	197,976	2.7%	3,972	1.8%	2027
United Healthcare Services, Inc.	149,719	2.1%	3,947	1.8%	2026
Cigna Holding Co.	219,644	3.0%	3,914	1.8%	2024
PerkinElmer Health Sciences, Inc.	105,462	1.5%	3,681	1.7%	2028
McKesson Corporation	475,204	6.6%	3,556	1.7%	2025 - 2029
HCA Holdings Inc.	80,478	1.1%	3,490	1.6%	2024 - 2027
Duke University	126,225	1.7%	3,359	1.6%	2024
Hawaii Pacific Health	85,956	1.2%	3,289	1.5%	2024 - 2029
New York University	109,983	1.5%	3,248	1.5%	2024 - 2028
Ultragenyx Pharmaceutical Inc.	63,048	0.9%	3,123	1.5%	2026
Virginia Commonwealth University Health System	135,375	1.9%	2,920	1.4%	2032
WRA Management, Inc.	35,067	0.5%	2,609	1.2%	2025 - 2045
The University of Kansas Health System	104,815	1.4%	2,462	1.1%	2027 - 2028
Organogenesis Holdings Inc.	22,966	0.3%	2,431	1.1%	2031
Covenant Health System	55,807	0.8%	2,376	1.1%	2034
Warner Chilcott Limited	81,712	1.1%	2,280	1.1%	2027
Cytek BioSciences, Inc.	99,378	1.4%	2,241	1.0%	2029
All Other Tenants	3,525,338	48.7%	104,293	48.5%	2024 - 2043
Totals	7,234,547	100.0%	$214,794	100.0%

(1)    Annualized rental income is based on rents pursuant to existing leases as of December 31, 2023, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.
Senior Housing Operating Portfolio
Our managed senior living communities are operated by third parties pursuant to management agreements. Five Star, which is an operating division of AlerisLife, manages many of our SHOP communities, and we lease nearly all of our senior living communities, including those managed by third party managers, to our TRSs.
In June 2021, we amended our then existing management arrangements with Five Star and Five Star agreed to cooperate with us in transitioning 108 of our senior living communities to other third party managers. We and Five Star entered into an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that Five Star is continuing to manage. Pursuant to the Master Management Agreement, Five Star receives a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities. Five Star may receive an annual incentive fee equal to 15% of the amount by which the annual EBITDA of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year. The target EBITDA for those senior living communities on a combined basis is increased annually based on the greater of the annual increase of the consumer price index, or CPI, or 2%, plus 6% of any capital investments funded at the managed senior living communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%. Any senior living communities that are undergoing a major renovation or repositioning are excluded from the calculation of the incentive fee. The Master Management Agreement expires in 2036, subject to Five Star's right to extend for two consecutive five year terms if Five Star achieves certain performance targets for the combined managed communities portfolio, unless earlier terminated. Pursuant to the Master Management Agreement, beginning in 2025, we have the right to terminate up to 10% of the senior living communities that Five Star is continuing to manage, based on total revenues per year for failure to meet 80% of a target EBITDA for the applicable period. In addition, Five Star delivered to us a related amended and restated guaranty agreement pursuant to which Five Star is continuing to guarantee the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements. As of December 31, 2023, Five Star managed 119 senior living communities for our account.
We completed the transition of 107 senior living communities from Five Star to other third party managers in 2021 and we have closed the remaining senior living community. In October 2022, we and one of our operators agreed to terminate the lease agreements for three of these senior living communities and replaced them with management agreements under our TRS structure, and an affiliate of the same operator will continue to operate these properties. Additionally, effective October 31, 2022, Five Star ceased managing our active adult community, and RMR assumed management of that community. For the years ended December 31, 2023, 2022 and 2021, we recorded $0, $2.1 million and $17.4 million, respectively, of costs that we incurred related to retention and other transition costs to acquisition and certain other transaction related costs in our consolidated statements of operations.
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
In December 2023, we notified one of our third party managers, Cedarhurst Senior Living, which manages certain of our communities located in Wisconsin and Illinois, that we will be terminating our management agreement with respect to these communities. We expect to transition these communities during the first half of 2024 to another third party manager, Charter Senior Living, which we have an existing relationship with. We expect the terms of the management agreement for these communities to be generally consistent with the terms outlined above. We expect to pay a termination fee of approximately $1.0 million in connection with this transition.

The following table presents a summary of the other third party managers as of December 31, 2023:

Manager	Location	Number of Communities	Number of Units
Cedarhurst Senior Living	IL/WI	13	767
Charter Senior Living	FL/MD/TN/VA	17	977
IntegraCare Senior Living	PA	2	143
Life Care Services	DE	3	517
Navion Senior Solutions	SC	5	235
Northstar Senior Living	AZ/CA	7	418
Oaks-Caravita Senior Care	GA/SC	26	1,415
Oaks Senior Living	GA	3	264
Omega Senior Living	NE	1	69
Phoenix Senior Living	AL/AR/KY/MO/NC/SC	23	1,486
RMR	TX	1	169
Stellar Senior Living	CO/TX/WY	10	1,094
Total		111	7,554
For further information regarding the terms of the Master Management Agreement and of the management agreements with the other third party managers and our other business arrangements with Five Star, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and for more information about our dealings and relationships with Five Star generally, and the risks which may arise as a result of these related person transactions, see “Risk Factors—Risks Related to Our Relationships with RMR and AlerisLife (including Five Star)” in Part I, Item 1A of this Annual Report on Form 10-K, “—Related Person Transactions” below and Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
All Other
As of December 31, 2023, lease expirations at our triple net leased senior living communities leased to third party operators and wellness centers were as follows (dollars in thousands):

Year	Number of Properties	Number of Units or Square Feet	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2024	—	—	$—	—%	—%
2025	3	129,500 sq. ft.	1,458	3.7%	3.7%
2026	—	—	—	—%	3.7%
2027	4	533 units	4,612	11.8%	15.5%
2028	—	—	—	—%	15.5%
2029	1	155 units	547	1.4%	16.9%
2030	2	283 units	3,496	8.9%	25.8%
2031	1	—	—	—%	25.8%
2032	18	876 units	9,836	25.1%	50.9%
2033 and thereafter	8	215 units and 682,500 sq. ft.	19,227	49.1%	100.0%
Total	37		$39,176	100.0%

(1)    Annualized rental income is based on rents pursuant to existing leases as of December 31, 2023. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.

During the year ended December 31, 2023 we entered into new leases at certain of our wellness centers in our "non-segment" operations as summarized in the following table (dollars and square feet in thousands, except per square foot amounts):

Year Ended December 31, 2023
New Leases
Square feet leased during the period	225
Weighted average rental rate change (by rentable square feet)	(9.9)%
Weighted average lease term (years)	18.6
Total leasing costs and concession commitments (1)	$30,071
Total leasing costs and concession commitments per square foot (1)	$133.95
Total leasing costs and concession commitments per square foot per year (1)	$7.20
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
GENERAL INDUSTRY TRENDS
The healthcare industry remains one of the most resilient commercial real estate sectors, in part due to the scale of the U.S. healthcare market, which collectively represents approximately 17% of the U.S. GDP, according to CMS. The healthcare sector’s continued expansion has been driven by rising standards of care, increasing life expectancies and other demographic trends, as well as funding from both public and private sources.
In the medical office sector, the industry has been trending toward a greater proportion of outpatient care resulting in an increasing number of multi-practice medical office buildings, anchor leased by hospital systems, and a decline in free-standing medical practices, a potential benefit to our Office Portfolio. The pandemic further accelerated this trend because of stronger consumer preference for off-campus care in more convenient locations. Costs within the industry continue to be in focus with health system operating margins being under pressure in recent years, which is, while moderating, a theme that may continue in 2024.
In the life science sector, particularly with properties that provide laboratory or medical manufacturing space, over the years there has been significant capital invested across the bio-medical research space, driving a large increase in demand for laboratory and research space. Venture capital funding reached an all-time high in 2021; however, such funding significantly declined in 2022 and 2023. Funding in the past two years has been increasingly concentrated on companies located in the top three markets of Boston, San Francisco and San Diego with more stringent requirements.
New construction of life science properties hit record levels in 2021 and 2023 across major markets, and the construction pipeline, while decreasing, remains elevated into 2024. This has been met by softening demand from tenants and resulted in rising vacancy rates across the major life science markets.
We believe that the primary market for senior living services is individuals age 80 and older. According to U.S. Census data, the age 75+ demographic is projected to be among the fastest growing age cohorts in the United States over the next 20 years, and according to CMS, the age 85+ demographic is projected to grow over 30% over the next five years. Also, as a result of medical advances, seniors are living longer. Due to these demographic trends, we expect the demand for senior living services and housing to increase for the foreseeable future. Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our potential residents' family members, changes in demand and market practices, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford the resident fees at our senior living communities.
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
We believe there is a favorable mix of increased demand and limited supply for senior living communities which we expect will benefit us and our existing portfolio of senior living communities in the future. As a result of elevated financing and construction costs over recent years, inventory growth for senior living communities has reached a new low. According to NIC, annual inventory growth was 1.3% across all markets during the fourth quarter of 2023. Additionally, annual absorption was

4.1% for the fourth quarter of 2023, according to NIC. We expect improving market fundamentals and constrained supply to continue to result in increased occupancy at our senior living communities over the next 12 to 24 months.
The senior living industry is subject to extensive and frequently changing federal, state and local laws and regulations. For further information regarding these laws and regulations, and possible legislative and regulatory changes, see "Business—Government Regulation and Reimbursement" in Part I, Item 1 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
The following table summarizes the results of operations of each of our segments for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
Revenues:
Office Portfolio	$220,530	$222,390
SHOP	1,151,908	1,022,826
Non-Segment	37,870	38,350
Total revenues	$1,410,308	$1,283,566
Net income (loss):
Office Portfolio	$(12,183)	$378,282
SHOP	(99,620)	(139,589)
Non-Segment	(181,769)	(254,467)
Net income (loss)	$(293,572)	$(15,774)
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the year ended December 31, 2023 to the year ended December 31, 2022. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.” For a comparison of consolidated results for the year ended December 31, 2022 compared to the year ended December 31, 2021, see Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
NOI by segment:
Office Portfolio	$122,566	$128,091	$(5,525)	(4.3)%
SHOP	76,817	8,726	68,091	nm
Non-Segment	36,774	37,679	(905)	(2.4)%
Total NOI	236,157	174,496	61,661	35.3%

Depreciation and amortization	284,083	239,280	44,803	18.7%
General and administrative	26,131	26,435	(304)	(1.1)%
Acquisition and certain other transaction related costs	10,853	2,605	8,248	nm
Impairment of assets	18,380	—	18,380	100.0%
Gain on sale of properties	1,205	321,862	(320,657)	(99.6)%
Gains and losses on equity securities, net	8,126	(25,660)	33,786	(131.7)%
Interest and other income	15,536	15,929	(393)	(2.5)%
Interest expense	(191,775)	(209,383)	17,608	(8.4)%
Loss on modification or early extinguishment of debt	(2,468)	(30,043)	27,575	(91.8)%
Loss before income tax expense and equity in net (losses) earnings of investees	(272,666)	(21,119)	(251,547)	nm
Income tax expense	(445)	(710)	265	(37.3)%
Equity in net (losses) earnings of investees	(20,461)	6,055	(26,516)	nm
Net loss	$(293,572)	$(15,774)	$(277,798)	nm
nm – not meaningful

Office Portfolio:

	Comparable Properties(1)		All Properties
	As of December 31,		As of December 31,
	2023	2022	2023	2022
Total buildings	91	91	102	105
Total square feet	7,683	7,689	8,610	8,811
Occupancy	92.1%	92.1%	86.9%	84.7%

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
Rental income	$197,840	$194,212	$3,628	1.9%	$22,690	$28,178	$220,530	$222,390	$(1,860)	(0.8)%
Property operating expenses	(83,177)	(79,598)	3,579	4.5%	(14,787)	(14,701)	(97,964)	(94,299)	3,665	3.9%
NOI	$114,663	$114,614	$49	0.0%	$7,903	$13,477	$122,566	$128,091	$(5,525)	(4.3)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2022; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income decreased due to a tenant default at one of our properties resulting in a write off of the corresponding unamortized straight line rent receivable, the deconsolidation of 10 medical office and life science properties currently owned by an unconsolidated joint venture in which we own an equity interest and certain of our properties being taken out of service and/or currently undergoing redevelopment, partially offset by the acquisition of one property since January 1, 2022 and an increase in rental income at our comparable properties and at certain of our recently redeveloped properties. Rental income increased at our comparable properties primarily due to higher average rents resulting from our new and renewal leasing activity, increases in property operating expense reimbursements at certain of our comparable properties, an early termination fee recognized at one of our properties and increased parking revenue at certain of our comparable properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses is primarily due to an increase in property operating expenses at our comparable properties and at certain of our recently developed properties, and our acquisition of one property since January 1, 2022, partially offset by the deconsolidation of 10 medical office and life science properties currently owned by an unconsolidated joint venture in which we own an equity interest. Property operating expenses at our comparable properties increased primarily due to increases in insurance costs, repairs and maintenance expense, utilities expense and other direct costs at certain of our comparable properties, partially offset by decreases in real estate taxes.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,
	2023	2022	2023	2022
Total properties	225	225	232	237
Number of units	24,499	24,499	25,209	25,346
Occupancy	78.5%	74.5%	78.1%	74.4%
Average monthly rate (2)	$4,824	$4,527	$4,821	$4,506

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
Residents fees and services	$1,132,280	$1,010,723	$121,557	12.0%	$19,628	$12,103	$1,151,908	$1,022,826	$129,082	12.6%
Property operating expenses	(1,054,545)	(996,954)	57,591	5.8%	(20,546)	(17,146)	(1,075,091)	(1,014,100)	60,991	6.0%
NOI	$77,735	$13,769	$63,966	464.6%	$(918)	$(5,043)	$76,817	$8,726	$68,091	780.3%
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
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased primarily due to increases in occupancy and average monthly rate at our communities and the transfer of three previously leased communities to our SHOP segment in October 2022 as described below, partially offset by one community that was taken out of service due to damage sustained by Hurricane Ian.
Property operating expenses. Property operating expenses consist of wages and benefit costs of community level personnel, real estate taxes, utility expenses, insurance, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily due to increases in labor costs, dietary expenses, insurance costs, increased sales and marketing costs to improve occupancy and the transfer of three previously leased communities to our SHOP segment as described below, partially offset by one community that was taken out of service due to damage sustained by Hurricane Ian.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Non-Segment(1):

	Comparable Properties (2)		All Properties
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,
	2023	2022	2023	2022
Total properties:
Triple net leased senior living communities	26	26	27	27
Wellness centers	10	10	10	10

	Year Ended December 31,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
Rental income	$37,033	$36,371	$662	1.8%	$837	$1,979	$37,870	$38,350	$(480)	(1.3)%
Property operating expenses	(1,096)	(671)	425	63.3%	—	—	(1,096)	(671)	425	63.3%
NOI	$35,937	$35,700	$237	0.7%	$837	$1,979	$36,774	$37,679	$(905)	(2.4)%
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

Rental income. Rental income decreased primarily due to the termination of the lease agreements for three of our senior living communities which were replaced with management agreements under our TRS structure in October 2022, partially offset by an increase in rental income at our comparable properties. The increase in comparable properties rental income was primarily due to net leasing activity and increased property operating expense reimbursements at our wellness centers. In January 2023, we agreed to amend the lease for three of these wellness centers and repossess the remaining three wellness centers. In February 2023, we entered into a 15 year lease, which commenced in June 2023, with a private operator for one of these repossessed wellness centers. In March 2023, we entered into two separate 20 year leases, which are expected to commence in 2024, with an operator for the remaining two repossessed wellness centers.
Property operating expenses. Property operating expenses consist of real estate taxes and other direct costs of operating certain of our wellness centers. Pursuant to an agreement with a previously defaulted tenant in January 2023, we expect to continue to incur real estate taxes and other direct costs for three of these wellness centers. We will also continue to pay real estate taxes and other direct costs for two wellness centers until the leases commence, which we expect to occur in 2024.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2023, compared to the year ended December 31, 2022.
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the purchase of capital improvements at certain of our properties, the write off of unamortized assets as a result of a tenant default at one property in our Office Portfolio and the acquisition of one property since January 1, 2022. Increases in depreciation and amortization expenses were partially offset by the deconsolidation of 10 medical office and life science properties owned by an unconsolidated joint venture in which we own an equity interest and certain depreciable assets becoming fully depreciated since January 1, 2022.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to a decrease in our base business management fees expense as a result of lower consolidated indebtedness and lower trading prices for our common shares during 2023 compared to 2022, partially offset by an increase in legal and other professional fees.
Acquisition and certain other transaction related costs. For the year ended December 31, 2023, acquisition and certain other transaction related costs primarily represent costs incurred in connection with our terminated merger with OPI and costs incurred for financial advisory services regarding our then 2024 debt maturities. For the years ended December 31, 2023 and 2022, acquisition and certain other transaction related costs also include costs related to the transition of certain senior living communities to other third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gain on sale of properties. Gain on sale of properties is the net result of our sales of certain of our properties and joint venture equity interests during 2023 and 2022. Our aggregate gain on sale of properties during 2023 was not significant. The gain on sale of properties during the year ended December 31, 2022 reflects our sale of 10 medical office and life science properties to the LSMD JV in which we retained a 20% equity interest and our sale of a 10% equity interest in the Seaport JV. For further information regarding gain on sale of properties, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represent the net realized and unrealized gains and losses to adjust our former investment in AlerisLife to its fair value. For further information regarding our former investment in AlerisLife, see Note 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Interest and other income. The decrease in interest and other income is primarily due to $1,581 of funds we received from certain programs under the CARES Act, ARPA and various state programs during the year ended December 31, 2023 compared to $4,327 received during the year ended December 31, 2022, partially offset by higher interest earned during the year ended December 31, 2023, as a result of higher interest rates compared to the year ended December 31, 2022.
Interest expense. Interest expense decreased primarily due to our redemption in June 2022 of $500,000 of our 9.75% senior notes due 2025 and a decrease in average borrowings under our former credit facility in connection with repayments aggregating $700,000 during 2023 related to amendments to and repayment in full of such credit facility in December 2023.

This decrease was partially offset by an increase in interest rates under our former credit facility during 2023 and the issuance of $940,534 of our senior secured notes due 2026 in December 2023, resulting in accretion of the discount totaling $2,720 in the 2023 period.
Loss on modification or early extinguishment of debt. During the year ended December 31, 2023, we recorded a loss on modification or early extinguishment of debt in connection with amendments to and repayment in full of our then credit facility as well as redemption of $250,000 of our 4.750% senior notes due May 2024. During the year ended December 31, 2022, we also recorded a loss on early extinguishment of debt in connection with our redemption of $500,000 of our 9.75% senior notes due 2025, partially offset by a gain on early extinguishment of debt in connection with our prepayment of a mortgage note in April 2023.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net earnings of investees. Equity in net earnings of investees is the change in the fair value of our investments in our unconsolidated joint ventures.
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable SEC rules, including FFO, Normalized FFO and NOI for the years ended December 31, 2023 and 2022. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) attributable to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) attributable to common shareholders as presented in our consolidated statements of operations. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) attributable to common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
Our calculations of FFO and Normalized FFO for the years ended December 31, 2023 and 2022 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	For the Year Ended December 31,
	2023	2022
Net loss	$(293,572)	$(15,774)
Depreciation and amortization	284,083	239,280
Gain on sale of properties	(1,205)	(321,862)
Impairment of assets	18,380	—
Gains and losses on equity securities, net	(8,126)	25,660
Equity in net losses (earnings) of unconsolidated joint ventures	20,461	(6,055)
Share of FFO from unconsolidated joint ventures	7,738	11,518
Adjustments to reflect our share of FFO attributable to an equity method investment	(1,586)	(7,715)
FFO	26,173	(74,948)

Acquisition and certain other transaction related costs	10,853	2,605
Loss on modification or early extinguishment of debt	2,468	30,043
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	1,576	3,975
Normalized FFO	$41,070	$(38,325)

Weighted average common shares outstanding (basic and diluted)	238,836	238,314

Per common share data (basic and diluted):
Net loss	$(1.23)	$(0.07)
FFO	$0.11	$(0.31)
Normalized FFO	$0.17	$(0.16)
Distributions declared	$0.04	$0.04
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

The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of net loss to NOI for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31,
	2023	2022
Reconciliation of Net Loss to NOI:
Net loss	$(293,572)	$(15,774)

Equity in net losses (earnings) of investees	20,461	(6,055)
Income tax expense	445	710
Loss from continuing operations before income tax expense and equity in net (losses) earnings of investees	(272,666)	(21,119)
Loss on modification or early extinguishment of debt	2,468	30,043
Interest expense	191,775	209,383
Interest and other income	(15,536)	(15,929)
Gains and losses on equity securities, net	(8,126)	25,660
Gain on sale of properties	(1,205)	(321,862)
Impairment of assets	18,380	—
Acquisition and certain other transaction related costs	10,853	2,605
General and administrative	26,131	26,435
Depreciation and amortization	284,083	239,280
Total NOI	$236,157	$174,496

Office Portfolio NOI	$122,566	$128,091
SHOP NOI	76,817	8,726
Non-Segment NOI	36,774	37,679
Total NOI	$236,157	$174,496
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of cash to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities and proceeds from the disposition of certain properties. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for at least the next 12 months. Our future cash flows from operating activities will depend primarily upon:
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
The senior living industry has been adversely affected by a slow recovery from the COVID-19 pandemic, as well as economic and market conditions. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. Although there have been signs of recovery and increased demand when compared to the low levels during the COVID-19 pandemic, the recovery of our SHOP segment has been slower than previously anticipated and uneven, and we cannot be sure when or if the senior living business will return to historic pre-pandemic levels. To mitigate the effects of the slow recovery coming from the COVID-19 pandemic and the increased variability in operating cash flows from our SHOP communities, we continue to work with our senior living operators to manage costs, especially labor costs, and to increase rates and occupancy. However, increased operating costs resulting from difficult labor market conditions, wage and commodity price inflation and increased insurance costs, among other things, continue to negatively impact margins. Additionally, while our senior living operators have increased rates, those rates are increasing gradually and are not increasing at the same pace as our costs, putting further pressure on our margins. In order to increase the probability of a recovery of our cash flows, we have continued to invest capital in our SHOP segment. As a result of the slow recovery of our SHOP segment and having $700.0 million of outstanding debt then becoming due within one year and only $338.4 million in cash and cash equivalents as of June 30, 2023, we concluded as of May 8, 2023 that there was a substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of those condensed consolidated financial statements. Additionally, as of November 1, 2023 we were unable to demonstrate that our plans to alleviate the substantial doubt about our ability to continue as a going concern would be probable in mitigating the conditions that raised the substantial doubt given our plans were beyond our control.
On December 21, 2023, we completed a private offering of $940.5 million in aggregate principal amount at maturity of senior secured notes due January 2026, with a one-year extension option. The net proceeds from the offering were approximately $730.4 million after deducting initial purchaser discounts and estimated offering costs. We used a portion of the net proceeds to repay in full the $450.0 million outstanding under our then secured credit facility and to redeem $250.0 million of our senior notes that were scheduled to mature in May 2024. As a result of these transactions, we have no significant debt maturities until June 2025 when $500.0 million of our senior notes will become due, and as of December 31, 2023, we had $245.9 million of cash and cash equivalents. Additionally, as of December 31, 2023, our ratio of consolidated income available for debt service to debt service is above the 1.5x incurrence requirement under our senior notes, on a pro forma basis. As a result, we are able to refinance existing or maturing debt and issue new debt as long as this ratio is at or above 1.5x on a pro forma basis at the time of such refinancing or issuance. Our management has concluded that these transactions have successfully alleviated the conditions that raised the substantial doubt about our ability to continue as a going concern and that no substantial doubt about our ability to continue as going concern exists as of February 26, 2024.
Until its repayment in full and termination on December 21, 2023, we had a $450.0 million credit facility that was fully drawn.
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
In February 2023, we sold three properties for an aggregate sales price of $2.8 million, excluding closing costs. In October 2023, we sold three properties for an aggregate sales price of $10.8 million, excluding closing costs. In November 2023, we sold one property for $1.8 million, excluding closing costs. In December 2023, we sold one property for $3.5 million, excluding closing costs.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Cash and cash equivalents and restricted cash at beginning of period	$688,302	$1,016,945
Net cash provided by (used in):
Operating activities	10,483	(40,353)
Investing activities	(202,111)	387,708
Financing activities	(249,713)	(675,998)
Cash and cash equivalents and restricted cash at end of period	$246,961	$688,302

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
The change in cash provided by (used in) operating activities for the year ended December 31, 2023 compared to the prior year was primarily due to increased NOI as a result of increased rates and occupancy at the senior living communities in our SHOP segment. Additionally, interest payments decreased in 2023 compared to 2022 primarily due to our redemption of $500,000 of our 9.75% senior notes due 2025 in June 2022. These increases were partially offset by an increase in costs incurred in connection with our terminated merger with OPI.
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
Our Investing Liquidity and Resources
The change in cash (used in) provided by investing activities for the year ended December 31, 2023 compared to the prior year was primarily due to proceeds in 2022 from our sale of 10 medical office and life science properties to the LSMD JV in which we retained a 20% equity interest and our sale of a 10% equity interest in the Seaport JV, partially offset by a property acquisition in 2022, a decrease in real estate improvements in 2023 compared to 2022, additional proceeds from the sale of properties in 2023 as compared to 2022 and the proceeds received from the tender of all of the 10,691,658 AlerisLife common shares we owned at a price of $1.31 per share in 2023.
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	For the Year Ended December 31,
	2023	2022
Office Portfolio segment capital expenditures:
Lease related costs (1)	$38,070	$25,227
Building improvements (2)	12,984	11,955
Recurring capital expenditures - Office Portfolio segment	51,054	37,182
SHOP fixed assets and capital improvements	100,981	109,529
Wellness centers lease related costs (1)	9,721	—
Recurring capital expenditures	$161,756	$146,711

Development, redevelopment and other activities - Office Portfolio segment (3)	$9,244	$48,390
Development, redevelopment and other activities - SHOP segment (3)	82,207	118,601
Total development, redevelopment and other activities	$91,451	$166,991
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
We generally plan to continue investing capital in our properties, including redevelopment projects, to better position these properties in their respective markets in order to increase our returns in future years. However, we have deferred, and may in the future defer, our capital expenditures to preserve liquidity.

As of December 31, 2023, we had estimated unspent leasing related obligations at our triple net leased wellness centers and our medical office and life science properties of approximately $54.1 million, of which we expect to spend approximately $43.3 million during calendar year 2024. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand, proceeds from the disposition of certain properties, future financing activities with unencumbered properties and proceeds related to distributions from our two unconsolidated joint ventures.
We are currently in the process of redeveloping certain properties in our Office Portfolio and a number of our managed senior living communities, which projects are expected to be completed at various times between 2024 and 2025. We continue to assess opportunities to redevelop other properties in our Office Portfolio and SHOP segment. These redevelopment projects may require significant capital expenditures and time to complete, and we have deferred, and may in the future defer, certain redevelopment projects to preserve liquidity.
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
Our Financing Liquidity and Resources
The change in cash used in financing activities for the year ended December 31, 2023 compared to the prior year was primarily due to the issuance of $940.5 million in aggregate principal amount at maturity of our senior secured notes due 2026 in a private offering, raising net proceeds of $730.4 million, after deducting initial purchaser discounts and estimated offering costs. Additionally, we redeemed in June 2022 $500.0 million of our outstanding 9.75% senior notes due 2025. We also made repayments under our former credit facility aggregating $700.0 million during 2023 as compared to $100.0 million during 2022, and we redeemed in December 2023 all $250.0 million of our outstanding 4.750% senior notes due May 2024.
As of December 31, 2023, we had $245.9 million of cash and cash equivalents. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
Until its repayment in full and termination on December 21, 2023, we had a $450,000 credit facility that was fully drawn. At December 21, 2023, our former credit facility required interest to be paid on borrowings at the annual rate of 8.4%, plus a facility fee of $0.3 million per quarter.
During the year ended December 31, 2023, we paid quarterly cash distributions to our shareholders totaling approximately $9.6 million using existing cash balances. For further information regarding the distributions we paid during 2022, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On January 11, 2024, we declared a quarterly distribution to common shareholders of record on January 22, 2024 of $0.01 per share, or approximately $2.4 million in aggregate. We paid this distribution on February 15, 2024, using cash on hand.
We believe we may have access to certain types of financings, including debt or equity offerings, to fund our operations and to repay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future debt or equity transactions depends primarily upon credit market conditions and our then creditworthiness and our ability to be in compliance with our debt covenants as discussed below. We have no control over market conditions. Our credit and debt ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. A protracted negative impact on the economy or the industries in which our properties and businesses operate, wage and commodity price inflation, high interest rates, increased insurance costs, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns and a possible recession, may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
In February 2022, we and our lenders amended our credit agreement. Pursuant to the amendment, among other things, the facility commitments were reduced from $800.0 million to $700.0 million following our repayment of $100.0 million. In February 2022, we exercised our option to extend the maturity date of our former credit facility by one year to January 2024. In January 2023, pursuant to our credit agreement, we repaid $113.6 million in outstanding borrowings under our former credit facility and the facility commitments were reduced to $586.4 million. In February 2023, we and our lenders further amended our credit agreement. Pursuant to the amendment the facility commitments were reduced from $586.4 million to $450.0 million following our repayment of $136.4 million in then outstanding borrowings.
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
In October 2022, we repaid at maturity a mortgage note secured by one of our life science properties with an outstanding principal balance of approximately $10.3 million and an annual interest rate of 4.85%, using cash on hand.
In April 2023, we prepaid a mortgage note secured by one of our senior living communities with an outstanding principal balance of approximately $14.6 million, a maturity date in June 2023 and an annual interest rate of 6.64% using cash on hand.
In December 2023, we issued $940.5 million in aggregate principal amount at maturity of our senior secured notes due 2026 in a private offering, raising net proceeds of $730.4 million, after deducting initial purchaser discounts and estimated offering costs. These notes are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by certain of our subsidiaries that own 95 properties, or the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors, except for certain excluded subsidiaries. These notes and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest on each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. These notes require no cash interest payments to accrue prior to maturity. The accreted value of these secured notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year. We used the net proceeds from this offering to repay in full and terminate our then $450.0 million secured credit facility and to redeem $250.0 million of our senior notes which were scheduled to mature in May 2024.
In January 2023, Moody's downgraded our 9.75% senior notes due 2025 and our 4.375% senior notes due 2031 ratings from B3 to Caa3 and our senior unsecured debt rating from Caa1 to Ca. In September 2023, Moody's downgraded our 9.75% senior notes due 2025 and our 4.375% senior notes due 2031 ratings from Caa3 to Ca and our senior unsecured debt rating from Ca to C. In January 2024, Moody's upgraded our 9.75% senior notes due 2025 and our 4.375% senior notes due 2031 ratings from Ca to Caa3 and our senior unsecured debt rating from C to Ca, and Moody's also assigned a Caa2 rating to our senior secured notes due 2026.
In February 2023, Standard & Poor's downgraded our 9.75% senior notes due 2025 and our 4.375% senior notes due 2031 ratings from BB- to B and our senior unsecured debt rating from B to CCC+. In September 2023, Standard & Poor's downgraded our 9.75% senior notes due 2025 and our 4.375% senior notes due 2031 ratings from B to CCC+ and our senior unsecured debt rating from CCC+ to CCC-. In January 2024, Standard & Poor's upgraded our 9.75% senior notes due 2025 rating from CCC+ to B, our 4.375% senior notes due 2031 rating from CCC+ to B and our senior unsecured debt rating from CCC- to CCC, and Standard & Poor's also assigned a B rating to our senior secured notes due 2026.
Our next significant debt maturity is $500.0 million of senior unsecured notes that mature in June 2025.

For further information regarding our outstanding debt, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Debt Covenants
Our principal debt obligations at December 31, 2023 were: (1) $2.1 billion outstanding principal amount of senior unsecured notes; (2) $940.5 million outstanding principal amount of senior secured notes; and (3) $9.1 million aggregate principal amount of mortgage notes (excluding premiums, discounts and net debt issuance costs) secured by one property. For further information regarding our indebtedness, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our senior notes are governed by our senior notes indentures and their supplements. Our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. As of December 31, 2023, we believe we were in compliance with all of the covenants under our senior notes indentures and their supplements and our other debt obligations. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Annual Report on Form 10-K, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns or a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy our debt covenants and conditions.
Our senior notes indentures and their supplements do not contain provisions for acceleration which could be triggered by our debt ratings. See "—Our Financing Liquidity and Resources" above for information regarding recent changes to our issuer credit rating and senior debt ratings.
Our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $20.0 million ($50.0 million or more in the case of our senior notes indentures and supplements entered in February 2016, February 2018, June 2020, February 2021 and December 2023).
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
Supplemental Guarantor Information
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. We subsequently redeemed $500.0 million of this debt in June 2022, with $500.0 million remaining outstanding. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of December 31, 2023, all $500.0 million of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.1 billion of senior unsecured notes do not have the benefit of any guarantees as of December 31, 2023.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

December 31, 2023
Real estate properties, net	$3,694,759
Other assets, net	502,729
Total assets	$4,197,488

Indebtedness, net	$2,803,829
Other liabilities	242,093
Total liabilities	$3,045,922

Year Ended December 31, 2023
Revenues	$1,225,573
Expenses	1,359,041
Loss from continuing operations	(302,313)
Net loss	(323,219)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them. For further information about these and other such relationships and related person transactions, see Notes 3, 6, 7 and 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2023. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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

We regularly evaluate our properties for indicators of impairment. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. The future cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations, we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.
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
Impact of Government Reimbursement
For the year ended December 31, 2023, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs. Because of shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs, as well as existing regulations that impact these matters. Further, there are other existing and recently enacted legislation, and related litigation, related to government payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business—Government Regulation and Reimbursement” above in Part I, Item 1 of this Annual Report on Form 10-K. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our and our tenants' increasing expenses and that such changes may be material and adverse to our future financial results.
During the years ended December 31, 2023, December 31, 2022 and December 31, 2021, we recognized $1.6 million, $4.3 million and $19.6 million, respectively, in interest and other income in our consolidated statements of operations related to funds received under the CARES Act and ARPA.
Seasonality
Senior housing operations have historically reflected modest seasonality. During fourth quarter holiday periods, residents at such communities are sometimes discharged to spend time with family and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these and other factors, these operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have a material impact upon the ability of our tenants to pay our rent or our ability to fund our managed senior living operations or our other businesses. Our medical office and life science properties and wellness centers do not typically experience seasonality.
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
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR, is a member of the ENERGY STAR program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” partner program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program. RMR's annual Sustainability Report summarizes the ESG initiatives RMR and its clients, including DHC, employ. RMR's Sustainability Report may be accessed on RMR Inc.'s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.'s website is not incorporated by reference into this Annual Report on Form 10-K. For more information, see "Business—Corporate Sustainability" in Part I, Item 1 of this Annual Report on Form 10-K.
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
We may in the future enter into hedge arrangements or derivative contracts from time to time to mitigate our exposure to changes in interest rates.

Fixed Rate Debt
At December 31, 2023, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	500,000	9.750%	48,750	2025	Semi-Annually
Senior secured notes (2)	940,534	0.000%	—	2026	At Maturity
Senior unsecured notes	500,000	4.750%	23,750	2028	Semi-Annually
Senior unsecured notes	500,000	4.375%	21,875	2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2046	Quarterly
Mortgage note	9,109	6.444%	587	2043	Monthly
	$3,049,643		$130,275
(1)The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts. This table does not include obligations under finance leases.
(2)These notes require no cash interest to accrue prior to maturity and will accrete at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value will equal the principal amount at maturity.
No principal repayments are due under our senior notes until maturity. Our mortgage notes generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $21.1 million, which amount excludes our $940.5 million of our senior secured notes due 2026 as no interest is due until maturity.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase.
Our debt agreements contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the noteholder. In the past, we have repurchased and retired some of our outstanding debt and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.
Floating Rate Debt
At December 31, 2023 and February 21, 2024, we did not have any floating rate debt obligations. In December 2023, we repaid all amounts outstanding under our then secured credit facility and terminated the agreement governing such credit facility.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2023, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2023 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B.  Other Information.
During the three months ended December 31, 2023, none of our Trustees and officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have a Code of Conduct that applies to our officers and Trustees. Our Code of Conduct is posted on our website, www.dhcreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Diversified Healthcare Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11.  Executive Compensation.
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information. We may award common shares to our officers and other employees of RMR under our Amended and Restated 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under our equity compensation plan excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	1,938,197	(1)
Equity compensation plan not approved by securityholders	None.	None.	None.
Total	None.	None.	1,938,197	(1)
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

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary, dated June 30, 2017. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2017.)
3.4	Articles Supplementary, dated May 19, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 20, 2020.)
3.5	Third Amended and Restated Bylaws of the Company, adopted November 1, 2023. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 2, 2020.)
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

4.5
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

4.7
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

4.8
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

4.9
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

4.10
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

4.14
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

4.15
Indenture, dated as of December 21, 2023, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2023.)

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

10.4	Diversified Healthcare Trust Amended and Restated 2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2022.)
10.5	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.6	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)
10.7	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)
10.8	Form of Indemnification Agreement.(+) (Filed herewith.)
10.9
Release of Certain Guarantors, dated as of March 5, 2021, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

10.10
Release of Certain Guarantors, dated as of January 28, 2022, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.11
Release of Certain Guarantors, dated as of October 12, 2023, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)

10.12
Release of Certain Guarantors, dated as of December 21, 2023, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Filed herewith.)

10.13
Release of Certain Guarantors, dated as of January 28, 2022, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.14
Release of Certain Guarantors, dated as of October 12, 2023, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)

10.15
Release of Certain Guarantors, dated as of December 21, 2023, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Filed herewith.)

10.16
Amended and Restated Master Management Agreement, dated as of June 9, 2021, among the Company and certain of its subsidiaries, and AlerisLife Inc. and certain of its subsidiaries. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2021.)

10.17
Amended and Restated Guaranty Agreement, dated as of June 9, 2021, by AlerisLife Inc. for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2021.)

10.18	Stockholders Agreement, dated as of February 16, 2024, by and among AlerisLife Inc., the Company, DHC Holdings LLC and ABP Trust. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
97.1	Clawback Policy. (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

(+) Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Diversified Healthcare Trust (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company's real estate properties are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate property may not be recoverable. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company's decision to dispose of a property before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are identified for any real estate property, the Company evaluates the recoverability of that real estate property by comparing undiscounted future cash flows expected to be generated by the real estate property over the Company's expected remaining hold period to the respective carrying amount. The Company's undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.

We identified the impairment of real estate properties as a critical audit matter, specifically the significant estimates and assumptions management makes to evaluate the recoverability of real estate properties. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates within management's undiscounted future cash flows analysis which are sensitive to future market or industry considerations.
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
February 26, 2024
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Diversified Healthcare Trust (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2024

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Real estate properties:
Land	$652,977	$668,918
Buildings and improvements	6,165,490	6,023,625
Total real estate properties, gross	6,818,467	6,692,543
Accumulated depreciation	(2,020,843)	(1,828,352)
Total real estate properties, net	4,797,624	4,864,191

Investments in unconsolidated joint ventures	129,916	155,477
Assets of properties held for sale	9,447	385
Cash and cash equivalents	245,939	658,065
Restricted cash	1,022	30,237
Investments in equity securities	—	5,880
Due from affiliates	6,081	8,716
Acquired real estate leases and other intangible assets, net	33,948	45,351
Other assets, net	222,159	233,791
Total assets	$5,446,136	$6,002,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured credit facility	$—	$700,000
Senior secured notes, net	731,211	—
Senior unsecured notes, net	2,072,618	2,317,700
Secured debt and finance leases, net	13,020	30,177
Liabilities of properties held for sale	32	—
Accrued interest	22,847	29,417
Due to affiliates	7,061	5,202
Other liabilities	262,456	280,986
Total liabilities	3,109,245	3,363,482

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 240,423,898 and 239,694,842 shares issued and outstanding, respectively	2,405	2,397
Additional paid in capital	4,618,470	4,617,031
Cumulative net income	1,778,278	2,071,850
Cumulative distributions	(4,062,262)	(4,052,667)
Total shareholders' equity	2,336,891	2,638,611
Total liabilities and shareholders' equity	$5,446,136	$6,002,093
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rental income	$258,400	$260,740	$408,589
Residents fees and services	1,151,908	1,022,826	974,623
Total revenues	1,410,308	1,283,566	1,383,212

Expenses:
Property operating expenses	1,174,151	1,109,070	1,091,812
Depreciation and amortization	284,083	239,280	271,131
General and administrative	26,131	26,435	34,087
Acquisition and certain other transaction related costs	10,853	2,605	17,506
Impairment of assets	18,380	—	(174)
Total expenses	1,513,598	1,377,390	1,414,362

Gain on sale of properties	1,205	321,862	492,272
Gains and losses on equity securities, net	8,126	(25,660)	(42,232)
Interest and other income	15,536	15,929	20,635
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $11,811, $8,658 and $13,408, respectively)	(191,775)	(209,383)	(255,759)
Loss on modification or early extinguishment of debt	(2,468)	(30,043)	(2,410)
(Loss) income from continuing operations before income tax expense and equity in net (losses) earnings of investees	(272,666)	(21,119)	181,356
Income tax expense	(445)	(710)	(1,430)
Equity in net (losses) earnings of investees	(20,461)	6,055	—
Net (loss) income	(293,572)	(15,774)	179,926
Net income attributable to noncontrolling interest	—	—	(5,411)
Net (loss) income attributable to common shareholders	$(293,572)	$(15,774)	$174,515

Weighted average common shares outstanding (basic and diluted)	238,836	238,314	237,967

Per common share amounts (basic and diluted)
Net (loss) income attributable to common shareholders	$(1.23)	$(0.07)	$0.73
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total Equity Attributable to Common Shareholders	Total Equity Attributable to Noncontrolling Interest	Total Shareholders' Equity
Balance at December 31, 2020:	238,268,478	$2,383	$4,613,904	$1,913,109	$(4,033,559)	$2,495,837	$123,385	$2,619,222
Net income	—	—	—	174,515	—	174,515	5,411	179,926
Distributions	—	—	—	—	(9,540)	(9,540)	—	(9,540)
Share grants	838,000	8	1,956	—	—	1,964	—	1,964
Share repurchases	(109,384)	(1)	(382)	—	—	(383)	—	(383)
Share forfeitures	(2,200)	—	(3)	—	—	(3)	—	(3)
Distributions to noncontrolling interest	—	—	—	—	—	—	(22,348)	(22,348)
Sale of interest in joint venture	—	—	—	—	—	—	(106,448)	(106,448)
Balance at December 31, 2021:	238,994,894	2,390	4,615,475	2,087,624	(4,043,099)	2,662,390	—	2,662,390
Net loss	—	—	—	(15,774)	—	(15,774)	—	(15,774)
Distributions	—	—	—	—	(9,568)	(9,568)	—	(9,568)
Share grants	847,000	8	1,737	—	—	1,745	—	1,745
Share repurchases	(133,752)	(1)	(170)	—	—	(171)	—	(171)
Share forfeitures	(13,300)	—	(11)	—	—	(11)	—	(11)
Balance at December 31, 2022:	239,694,842	2,397	4,617,031	2,071,850	(4,052,667)	2,638,611	—	2,638,611
Net loss	—	—	—	(293,572)	—	(293,572)	—	(293,572)
Distributions	—	—	—	—	(9,595)	(9,595)	—	(9,595)
Share grants	960,000	9	1,841	—	—	1,850	—	1,850
Share repurchases	(184,344)	(1)	(392)	—	—	(393)	—	(393)
Share forfeitures	(46,600)	—	(10)	—	—	(10)	—	(10)
Balance at December 31, 2023:	240,423,898	$2,405	$4,618,470	$1,778,278	$(4,062,262)	$2,336,891	$—	$2,336,891
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(293,572)	$(15,774)	$179,926
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	284,083	239,280	271,131
Net amortization of debt premiums, discounts and issuance costs	11,811	8,658	13,408
Straight line rental income	1,095	(8,916)	(5,846)
Amortization of acquired real estate leases and assumed real estate lease obligations, net	(242)	245	(7,211)
Loss on modification or early extinguishment of debt	2,468	30,043	2,410
Impairment of assets	18,380	—	(174)
Gain on sale of properties	(1,205)	(321,862)	(492,272)
Gains and losses on equity securities, net	(8,126)	25,660	42,232
Other non-cash adjustments, net	(1,932)	(2,038)	(1,811)
Unconsolidated joint venture distributions	5,100	8,769	—
Equity in net losses (earnings) of investees	20,461	(6,055)	—
Change in assets and liabilities:
Deferred leasing costs, net	(9,834)	(7,874)	(20,701)
Other assets	10,672	10,946	(51,201)
Accrued interest	(6,570)	(428)	7,654
Other liabilities	(22,106)	(1,007)	(868)
Net cash provided by (used in) operating activities	10,483	(40,353)	(63,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	(75,105)	—
Real estate improvements	(235,007)	(299,387)	(227,605)
Proceeds from sale of properties, net	18,356	822	103,257
Proceeds from sale of properties to joint venture, net	—	638,488	—
Proceeds from sale of interest in joint venture, net	—	108,424	367,033
Proceeds from insurance recoveries	534	14,466	—
Proceeds from AlerisLife Inc. tender offer	14,006	—	—
Distributions in excess of earnings from Affiliates Insurance Company	—	—	11
Net cash (used in) provided by investing activities	(202,111)	387,708	242,696

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior unsecured notes, net	—	—	492,500
Proceeds from issuance of senior secured notes, net	750,001	—	—
Proceeds from borrowings on secured credit facility	—	—	800,000
Repayments of borrowings on secured credit facility	(700,000)	(100,000)	—
Redemption of senior unsecured notes	(250,000)	(500,000)	(300,000)
Repayment of term loan	—	—	(200,000)
Repayment of other debt	(17,049)	(39,067)	(3,159)
Loss on early extinguishment of debt settled in cash	(978)	(24,375)	—
Payment of debt issuance costs	(21,699)	(2,817)	(10,347)
Repurchase of common shares	(393)	(171)	(383)
Distributions to noncontrolling interest	—	—	(22,348)
Distributions to shareholders	(9,595)	(9,568)	(9,540)
Net cash (used in) provided by financing activities	(249,713)	(675,998)	746,723

(Decrease) increase in cash and cash equivalents and restricted cash	(441,341)	(328,643)	926,096
Cash and cash equivalents and restricted cash at beginning of period	688,302	1,016,945	90,849
Cash and cash equivalents and restricted cash at end of period	$246,961	$688,302	$1,016,945
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$186,534	$201,153	$235,994
Income taxes paid	$677	$935	$2,798

NON-CASH INVESTING ACTIVITIES:
Decrease in assets and liabilities resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	$—	$(355,669)	$(686,320)
Mortgage notes, net	$—	$—	$618,452
Real estate improvements accrued, not paid	$38,777	$32,064	$20,031
Capitalized interest	$—	$—	$1,297
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our consolidated balance sheets to the amount shown in our consolidated statements of cash flows:

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$245,939	$658,065	$634,848
Restricted cash (1)	1,022	30,237	382,097
Total cash and cash equivalents and restricted cash shown in our consolidated statements of cash flows	$246,961	$688,302	$1,016,945
(1) As of December 31, 2022 and 2021, restricted cash consisted of proceeds from the sale of assets and proceeds from the sale of joint venture interests held as collateral pursuant to the agreement governing our former credit facility, or our credit agreement. In December 2023, we repaid all $450,000 outstanding under such secured credit facility with Wells Fargo Bank, National Association, as administrative agent and a lender, and a syndicate of other lenders, and then terminated our credit agreement in accordance with its terms and without penalty. As such, we are no longer required to hold any proceeds from the sale of properties as restricted cash. Restricted cash also consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties.

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 1. Business
Diversified Healthcare Trust is a real estate investment trust, or REIT, organized under Maryland law, which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2023, we owned 371 properties located in 36 states and Washington, D.C. On that date, the gross book value of our real estate assets was $6,818,467, excluding properties held for sale, if any.
As of December 31, 2023, we also owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet.
Going Concern
The senior living industry has been adversely affected by a slow recovery from the COVID-19 pandemic, as well as economic and market conditions. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. Although there have been signs of recovery and increased demand when compared to the low levels during the COVID-19 pandemic, the recovery of our senior housing operating portfolio, or SHOP, segment has been slower than previously anticipated and uneven, and we cannot be sure when or if the senior living business will return to historic pre-pandemic levels. To mitigate the effects of the slow recovery coming from the COVID-19 pandemic and the increased variability in operating cash flows from our SHOP communities, we continue to work with our senior living operators to manage costs, especially labor costs, and to increase rates and occupancy. However, increased operating costs resulting from difficult labor market conditions, wage and commodity price inflation and increased insurance costs, among other things, continue to negatively impact margins. Additionally, while our senior living operators have increased rates, those rates are increasing gradually and are not increasing at the same pace as our costs, putting further pressure on our margins. In order to increase the probability of a recovery of our cash flows, we have continued to invest capital in our SHOP segment. As a result of the slow recovery of our SHOP segment and having $700,000 of outstanding debt then becoming due within one year and only $338,431 in cash and cash equivalents as of June 30, 2023, we concluded as of May 8, 2023 that there was a substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of those condensed consolidated financial statements. Additionally, as of November 1, 2023 we were unable to demonstrate that our plans to alleviate the substantial doubt about our ability to continue as a going concern would be probable in mitigating the conditions that raised the substantial doubt given our plans were beyond our control.
On December 21, 2023, we completed a private offering of $940,534 in aggregate principal amount at maturity of senior secured notes due January 2026, with a one-year extension option. The net proceeds from the offering were approximately $730,359 after deducting initial purchaser discounts and estimated offering costs. We used a portion of the net proceeds to repay in full the $450,000 outstanding under our then secured credit facility and to redeem $250,000 of our senior notes that were scheduled to mature in May 2024. As a result of these transactions, we have no significant debt maturities until June 2025 when $500,000 of our senior notes will become due, and as of December 31, 2023, we had $245,939 of cash and cash equivalents. Additionally, as of December 31, 2023, our ratio of consolidated income available for debt service to debt service is above the 1.5x incurrence requirement under our debt covenants, on a pro forma basis. As a result, we are able to refinance existing or maturing debt and issue new debt as long as this ratio continues to be at or above 1.5x on a pro forma basis at the time of such refinancing or issuance. With a significant amount of unencumbered assets, including our entire SHOP segment properties, we believe we can refinance existing or maturing debt as maturities near or we believe the terms of any new debt are satisfactory. Our management has concluded that these transactions have successfully alleviated the conditions that raised the substantial doubt about our ability to continue as a going concern and that no substantial doubt about our ability to continue as going concern exists as of the date of issuance of these financial statements, or February 26, 2024.
Note 2. Summary of Significant Accounting Policies
BASIS OF PRESENTATION.  Our consolidated financial statements include the accounts of Diversified Healthcare Trust, we, us or our, and our subsidiaries, all of which are 100% owned directly or indirectly by us as of December 31, 2023. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
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
We amortize capitalized above market lease values (included in acquired real estate leases and other intangible assets, net in our consolidated balance sheets) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (included in other liabilities in our consolidated balance sheets) as an increase to rental income over the non-cancelable periods of the respective leases. For the years ended December 31, 2023, 2022 and 2021, such amortization resulted in a net increase in rental income of $242, $(245) and $7,211, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. During the years ended December 31, 2023, 2022 and 2021, such amortization included in depreciation and amortization expense totaled $10,996, $11,524 and $42,783, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.
As of December 31, 2023 and 2022, our acquired real estate leases and assumed real estate lease obligations, excluding properties held for sale, if any, were as follows:

	December 31,
	2023	2022
Acquired real estate leases:
Capitalized above market lease values	$3,804	$5,187
Less: accumulated amortization	(3,001)	(3,978)
Capitalized above market lease values, net	803	1,209

Lease origination value	88,569	107,171
Less: accumulated amortization	(55,424)	(63,029)
Lease origination value, net	33,145	44,142
Acquired real estate leases and other intangible assets, net	$33,948	$45,351

Assumed real estate lease obligations:
Capitalized below market lease values	$2,340	$3,685
Less: accumulated amortization	(1,872)	(2,567)
Assumed real estate lease obligations, net	$468	$1,118

As of December 31, 2023, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 4.8 years, 7.3 years and 3.7 years, respectively. Future amortization of net intangible acquired real estate lease assets and obligations to be recognized over the current terms of the associated leases as of December 31, 2023 are estimated to be $7,501 in 2024, $5,167 in 2025, $4,473 in 2026, $3,506 in 2027, $2,553 in 2028 and $10,280 thereafter.
CASH AND CASH EQUIVALENTS.  We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
RESTRICTED CASH.  Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties. Prior to our repayment in full of the $450,000 outstanding under our then secured credit facility and termination of our credit agreement in December 2023, restricted cash also consisted of amounts held as collateral pursuant to our credit agreement.
INVESTMENTS IN EQUITY SECURITIES. We classified the common shares we formerly owned of AlerisLife Inc., or AlerisLife, as an equity method investment. This equity method investment was included in investments in equity securities in our consolidated balance sheets.
In February 2023, in connection with the acquisition by ABP Trust of all of the publicly held outstanding AlerisLife common shares, at a price of $1.31 per share, or the Tender Offer Price, by tender offer, or the AlerisLife Transaction, we agreed to tender all the AlerisLife common shares that we and our subsidiary then owned into the tender offer at the Tender Offer Price, subject to the right, but not the obligation, to purchase, on or before December 31, 2023, AlerisLife common shares at the Tender Offer Price, and otherwise pursuant to a stockholders agreement to be entered into at the time of any such purchase. On December 20, 2023, we and ABP Trust extended our right to purchase AlerisLife common shares until March 31, 2024.
At December 31, 2023 and 2022, our investment in AlerisLife had a fair value of $0 and $5,880, respectively, including a realized gain of $8,126 and an unrealized loss of $25,660, respectively. We concluded that we had significant influence, but not control, over AlerisLife's most significant activities and therefore we determined that AlerisLife was not a variable interest entity, or VIE, and accounted for our former investment in AlerisLife as an equity method investment. We elected the fair value option for our investment in AlerisLife.
See Note 8 for further information regarding our former investment in AlerisLife.
EQUITY METHOD INVESTMENTS.  As of December 31, 2023, we owned a 10% equity interest in an unconsolidated joint venture that owns a life science property located in Boston, Massachusetts, or the Seaport JV, and a 20% equity interest in an unconsolidated joint venture for 10 medical office and life science properties, or the LSMD JV. The property owned by the Seaport JV is encumbered by an aggregate $620,000 of mortgage debts. The properties owned by the LSMD JV are encumbered by an aggregate $456,625 of mortgage debts. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting under the fair value option. See Notes 3, 10 and 11 for more information regarding these joint ventures.
DEBT ISSUANCE COSTS.  Debt issuance costs include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. During 2023, we repaid all amounts outstanding under our then secured credit facility, including repayment in full of $450,000 under such credit facility in December 2023, and terminated the agreement governing such credit facility. As a result, we expensed unamortized debt issuance costs and recorded an aggregate loss on early extinguishment of debt of $1,389 during the year ended December 31, 2023. Debt issuance costs for our former credit facility totaled $0 and $29,717 at December 31, 2023 and 2022, respectively, and accumulated amortization of debt issuance costs totaled $0 and $26,315 at December 31, 2023 and 2022, respectively, and are included in other assets, net in our consolidated balance sheets. Debt issuance costs for our senior secured and unsecured notes and other secured debt totaled $67,475 and $47,661 at December 31, 2023 and 2022, respectively, and accumulated amortization of debt issuance costs totaled $22,065 and $19,791, respectively, and are presented in our consolidated balance sheet as a direct deduction from the associated debt liability. Future amortization of debt issuance costs to be recognized with respect to our loans as of December 31, 2023 are estimated to be $14,226 in 2024, $13,279 in 2025, $2,417 in 2026, $1,955 in 2027, $1,581 in 2028 and $11,952 thereafter.
DEFERRED LEASING COSTS.  Deferred leasing costs include capitalized brokerage costs and inducements associated with the successful negotiation of leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction in rental income, on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets, net in our consolidated balance sheets. Deferred leasing costs totaled $62,980 and $55,043 at December 31, 2023 and 2022, respectively, and accumulated amortization of deferred leasing costs totaled $19,985 and $15,482 at December 31, 2023 and 2022, respectively. At December 31, 2023, the remaining weighted average amortization period is approximately 8.2 years. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2023 are estimated to be $7,090 in 2024, $6,613 in 2025, $6,059 in 2026, $5,032 in 2027, $4,344 in 2028 and $13,857 thereafter.
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
Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply Codification Topic 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our consolidated statements of operations.
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
For the years ended December 31, 2023, 2022 and 2021, we recognized the rental income from our operating leases on a straight line basis over the term of each lease agreement. We recognized percentage rents when realizable and earned, which was generally during the fourth quarter of the year. For the years ended December 31, 2023, 2022 and 2021, percentage rents earned aggregated $2,949, $2,978 and $1,993, respectively.
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
As of December 31, 2023, we owned 232 senior living communities that are managed by third party managers for our account. We derive our revenues at these managed senior living communities primarily from services our managers provide to residents on our behalf and we record revenues when the services are provided. We use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act for nearly all of our managed senior living communities.
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services established a Provider Relief Fund. Subsequently, the American Rescue Plan Act, or ARPA, was enacted. Retention and use of the funds received under the CARES Act and ARPA are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned. We recognize income from government grants on a systematic and rational basis over the period in which we recognize the related expenses or loss of revenues for which the grants are intended to compensate when there is reasonable assurance that we will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. During the years ended December 31, 2023, 2022 and 2021, we received $1,581, $605 and $20,800, respectively, in funds to be used to support the operations of our managed senior living communities; we have currently determined that $1,581, $4,327 and $19,554, of such funds meet the required terms and conditions. We have recognized $1,581, $4,327 and $19,554 as interest and other income in our consolidated statements of operations with respect to our SHOP segment for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, we have recognized all funds and no amount remained in other liabilities in our consolidated balance sheets.
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
INCOME TAXES.  We have elected to be taxed as a REIT under the United States Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter.
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
USE OF ESTIMATES. Preparation of these financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates. Significant estimates in the consolidated financial statements include purchase price allocations, useful lives of fixed assets and assessment of impairment of real estate and the related intangibles.
SEGMENT REPORTING.  As of December 31, 2023, we operate in, and report financial information for, the following two segments: our portfolio of medical office and life science properties, or our Office Portfolio, and SHOP. We aggregate the operating results of our properties in these two reporting segments based on their similar operating and economic characteristics. See Note 12 for further information regarding our reportable operating segments.
RECENT ACCOUNTING PRONOUNCEMENTS. On November 27, 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the Chief Operating Decision Maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, or ASC 280, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact ASU No. 2023-07 will have on our consolidated financial statements and disclosures.
On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance its annual income tax disclosures by requiring: (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 should be applied prospectively but entities have the option to apply it retrospectively to all prior periods presented in the financial statements. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU No. 2023-09 will have on our consolidated financial statements and disclosures.
Note 3. Real Estate Investments
As of December 31, 2023, our owned properties include: 102 medical office and life science properties with approximately 8.6 million rentable square feet; 259 senior living communities, including independent living (including active adult), assisted living, memory care and skilled nursing facilities, or SNFs, with 27,271 living units; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities.
Acquisitions:
The table below represents the purchase price allocations (including net closing adjustments) of acquisitions for the years ended December 31, 2023, 2022 and 2021:

Date	Location	Type of Property	Number of Properties	Square Feet	Cash Paid (1)	Land	Buildings and Improvements	Acquired Real Estate Leases
Acquisitions during the year ended December 31, 2023:
We did not acquire any properties during the year ended December 31, 2023.

Acquisitions during the year ended December 31, 2022 (2):
July 2022	California	Life Science	1	88,508	$75,105	$15,774	$45,249	$14,082

Acquisitions during the year ended December 31, 2021:
We did not acquire any properties during the year ended December 31, 2021.
(1)Cash paid includes closing costs.
(2)We have accounted for our 2022 acquisition as an acquisition of assets. We funded this acquisition using cash on hand.
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
During 2023, we recorded impairment charges of $14,034 to adjust the carrying value of four life science and medical office properties to their estimated fair value. We sold three of these life science and medical office properties in 2023. One of these medical office properties was classified as held for sale in our consolidated balance sheet as of December 31, 2023. During 2023, we also recorded impairment charges of $4,346 to adjust the carrying values of two senior living communities to their aggregate estimated fair value. We sold one of these senior living communities in 2023. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of operations.
During 2022, no impairment charges were recorded.
Dispositions:
During the years ended December 31, 2023 and 2021, we sold eight and five properties, respectively, for aggregate sales prices of $18,880 and $104,500, respectively, excluding closing costs, as presented in the table below. During the year ended December 31, 2022, we did not dispose of any properties. The sales of these properties do not represent significant dispositions, individually or in the aggregate, and we do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our consolidated statements of operations.

Date of Sale	Location	Type of Property	Number of Properties	Square Feet or Number of Units		Sales Price (1)	Gain (Loss) on Sale
Dispositions during the year ended December 31, 2023:
February 2023	Pennsylvania and South Carolina	Senior Living	3	—	units (2)	$2,800	$293
October 2023	Pennsylvania	Medical Office	1	30,866	sq. ft.	1,800	15
October 2023	Tennessee	Senior Living	1	—	units (2)	2,830	627
October 2023	Maryland	Life Science	1	58,880	sq. ft.	6,200	(360)
November 2023	Virginia	Senior Living	1	—	units (2)	1,800	945
December 2023	South Carolina	Medical Office	1	115,108	sq. ft.	3,450	(1,255)
			8			$18,880	$265

Dispositions during the year ended December 31, 2022:
We did not dispose of any properties during the year ended December 31, 2022.

Dispositions during the year ended December 31, 2021:
February 2021	Pennsylvania	Medical Office	1	92,000	sq. ft.	$9,000	$(122)
April 2021	Florida	Life Science / Medical Office	4	263,656	sq. ft.	95,500	30,760
			5			$104,500	$30,638
(1)Sales price excludes closing costs.
(2)These communities were closed prior to their respective dispositions.
During the year ended December 31, 2023, we recognized a gain of $940 related to the sales of skilled nursing bed licenses at certain of our senior living communities.
We classify all properties as held for sale in our consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the Codification. As of December 31, 2023, we had one medical office property classified as held for sale. As of December 31, 2022, we had one closed senior living community classified as held for sale.
Investments and Capital Expenditures:
During 2023, we committed an aggregate $62,180 for leasing related costs related to 0.9 million and 0.2 million square feet of leases executed at our medical office and life science properties and wellness centers, respectively. During 2022, we committed $22,911 for leasing related costs related to 0.9 million square feet of leases executed at our medical office and life science properties.
Committed and unspent tenant related obligations based on executed leases as of December 31, 2023 and 2022 were $54,124 and $39,314, respectively.
Other:
In September 2022, certain of our managed senior living communities located in Florida experienced hurricane related damage. We carry comprehensive property, casualty, flood and business interruption insurances that we anticipate will cover our losses at these senior living communities, subject to a deductible. During the year ended December 31, 2022, we incurred total losses of $11,253 related to the property damage sustained and deductible incurred. For the year ended December 31, 2022, we recognized a loss of $7,635 for the involuntary conversion of nonmonetary assets and wrote off a portion of the net book value of the damaged assets and included this amount in our consolidated statements of operations. During the year ended December 31, 2022, we received $14,466 in cash from our insurance provider, and as such, we have recovered the total losses of $11,253 incurred during the year ended December 31, 2022. The loss of $7,635 for the involuntary conversion of nonmonetary assets, recovery of those $7,635 in losses and the deductible of $3,618 are included in property operating expenses in our consolidated statements of operations. We received $534 and $3,213 in cash in excess of our losses during the years ended December 31, 2023 and 2022, respectively. These amounts are included in other liabilities in our consolidated balance sheets.
Unconsolidated Joint Venture Investments:
As of December 31, 2023, we had equity investments in unconsolidated joint ventures as follows:

Equity Method Investments in Joint Venture	DHC Ownership	DHC Carrying Value of Investment at December 31, 2023	Number of Properties	Location	Square Feet
Seaport Innovation LLC	10%	$85,699	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	44,217	10	CA, MA, NY, TX, WA	1,068,763
		$129,916	11		2,203,242
The following table provides a summary of the mortgage debts of these joint ventures:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance at December 31, 2023 (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2)	3.53%	8/6/2026	$620,000
Mortgage Notes Payable (secured by nine properties in five states) (3)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (3)(4)	5.90%	2/9/2025	266,825
Weighted Average / Total	4.10%		$1,076,625
(1)Amounts are not adjusted for our minority equity interest.
(2)Following the deconsolidation in December 2021 of the net assets of the Seaport JV, we no longer include this $620,000 of secured debt financing in our consolidated balance sheet; however, we continue to provide certain guaranties on this debt.
(3)The debt securing these properties is non-recourse to us.
(4)The joint venture exercised its option to extend the maturity date of this mortgage loan by one year to February 9, 2025, and this mortgage loan requires interest to be paid at an annual rate of SOFR, plus a premium of 1.90%. The interest rate is as of December 31, 2023. This joint venture has also purchased an interest rate cap through February 2025 with a SOFR strike rate equal to 4.48% and an initial premium of $1,200. The maturity date of this mortgage loan is subject to two remaining one-year extension options.

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
In December 2021, we sold an additional 35% equity interest from our then remaining 55% equity interest in the Seaport JV to another third party institutional investor for $378,000, before closing costs and other adjustments. Effective as of the date of the sale, we deconsolidated the net assets of this joint venture and recognized a net gain on sale of $461,434 related to this transaction during the year ended December 31, 2021, which is included in gain on sale of properties in our consolidated statements of operations. After giving effect to the sale, we owned a 20% equity interest in this joint venture but determined that we were no longer the primary beneficiary. Effective as of the date of the sale, we deconsolidated this joint venture, and we now account for this joint venture using the equity method of accounting under the fair value option. Prior to the deconsolidation of the net assets of this joint venture, the joint venture investor's interest in this consolidated entity was reflected as noncontrolling interest in our consolidated financial statements. In June 2022, we sold an additional 10% equity interest from our then remaining 20% equity interest in the Seaport JV to an existing joint venture investor for $108,000, before closing costs and other adjustments. We received net proceeds of $108,424 from this transaction, which included working capital prorations and formation costs. We recognized a net loss on sale of $1,428 related to this transaction during the year ended December 31, 2022, which is included in gain on sale of properties in our consolidated statements of operations. After giving effect to these sales, we continue to own a 10% equity interest in this joint venture. Our initial investment amount was based on a property valuation of $1,700,000, less $620,000 of existing mortgage debts on the property that this joint venture assumed. See Note 10 for more information regarding the valuation of our investment in this joint venture.

In January 2022, we entered into the LSMD JV with two unrelated third party institutional investors. We sold equity interests in this joint venture to those investors for aggregate proceeds, before closing costs and other adjustments, of approximately $653,300. We deconsolidated the net assets of these properties effective as of the date of the sale and recognized a net gain on sale of $322,468 related to this transaction during the year ended December 31, 2022, which is included in gain on sale of properties in our consolidated statements of operations. The equity interests that the investors acquired from us equaled 41% and 39%, respectively, of the total equity interests in the joint venture, and we retained a 20% equity interest in the joint venture. Following the sale, we account for this joint venture using the equity method of accounting under the fair value option. The initial investment amounts were based upon a property valuation of approximately $702,500, less approximately $456,600 of secured debt on the properties incurred by this joint venture. See Note 10 for more information regarding the valuation of our investment in this joint venture.
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
We increased rental income to record revenue on a straight line basis by $(1,095), $8,916 and $5,846 for the years ended December 31, 2023, 2022 and 2021, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $75,306 and $76,363 of straight line rent receivables at December 31, 2023 and 2022, respectively, and are included in other assets, net in our consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $51,367, $47,669 and $74,860 for the years ended December 31, 2023, 2022 and 2021, respectively, of which tenant reimbursements totaled $48,215, $44,470 and $72,690, respectively.
The following table presents our operating lease maturity analysis, excluding lease payments from properties classified as held for sale, if any, as of December 31, 2023:

Year	Amount
2024	$191,360
2025	182,672
2026	174,881
2027	153,170
2028	131,872
Thereafter	597,208
Total	$1,431,163
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $23,366 and $23,748, respectively, as of December 31, 2023, and $26,508 and $26,889, respectively, as of December 31, 2022. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our consolidated balance sheets.

Note 5. Shareholders' Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, as amended, or the 2012 Plan. During the years ended December 31, 2023, 2022 and 2021, we awarded to our officers and other employees of The RMR Group LLC, or RMR, annual share awards of 800,000, 707,000 and 718,000 of our common shares, respectively, valued at $1,864, $919 and $2,448, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we also awarded each of our then Trustees 20,000 common shares with an aggregate value of $244 ($35 per Trustee), 20,000 common shares with an aggregate value of $300 ($43 per Trustee) and 20,000 common shares with an aggregate value of $444 ($74 per Trustee) in 2023, 2022 and 2021, respectively. Also in September 2023, in connection with the election of one of our Trustees, we awarded 20,000 of our common shares to this Trustee with a value of $45. The values of the share awards were based upon the closing price of our common shares trading on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR (in those capacities) vest in five equal annual installments beginning on the date of award. We include the value of awarded shares in general and administrative expenses in our consolidated statements of operations ratably over the vesting period. At December 31, 2023, 1,938,197 of our common shares remain available for issuance under the 2012 Plan.
A summary of shares awarded, forfeited, vested and unvested under the terms of the 2012 Plan from January 1, 2021 to December 31, 2023 is as follows:

	Number of Shares	Weighted Average Award Date Fair Value
Unvested shares at December 31, 2020	434,550	$6.15
Shares awarded in 2021	838,000	$3.45
Shares vested / forfeited in 2021	(426,930)	$4.98
Unvested shares at December 31, 2021	845,620	$4.07
Shares awarded in 2022	847,000	$1.44
Shares vested / forfeited in 2022	(576,620)	$3.24
Unvested shares at December 31, 2022	1,116,000	$2.50
Shares awarded in 2023	960,000	$2.24
Shares vested / forfeited in 2023	(847,800)	$2.53
Unvested shares at December 31, 2023	1,228,200	$2.28
The 1,228,200 unvested shares as of December 31, 2023 are scheduled to vest as follows: 428,200 shares in 2024, 377,200 shares in 2025, 270,400 shares in 2026 and 152,400 shares in 2027. As of December 31, 2023, the estimated future compensation for the unvested shares was $2,489 based on the adjusted award date fair value of these shares. At December 31, 2023, the weighted average period over which the compensation expense will be recorded is approximately 1.8 years. We recorded share based compensation expense of $1,840 in 2023, $1,733 in 2022 and $1,960 in 2021. We recognize forfeitures as they occur.
During 2023, 2022 and 2021, we purchased an aggregate of 184,344, 133,752 and 109,384, respectively, of our common shares from certain of our Trustees and officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 8 for further information regarding these purchases.
A summary of cash distributions paid to common shareholders, for federal income tax purposes, are as follows for the periods presented:

	Annual Per		Characterization of Distribution
	Share	Total	Ordinary	Capital	Return of
Year	Distribution	Distribution	Income	Gain	Capital
2023	$0.04	$9,595	—%	—%	100.0%
2022	$0.04	$9,568	—%	14.0%	86.0%
2021	$0.04	$9,540	—%	100.0%	—%

On January 11, 2024, we declared a quarterly distribution to common shareholders of record on January 22, 2024 of $0.01 per share, or approximately $2,403 in aggregate. We paid this distribution on February 15, 2024, using cash on hand.
Note 6. Senior Living Community Management Agreements
Our managed senior living communities are operated by third parties pursuant to management agreements. Five Star, which is an operating division of AlerisLife, manages many of our SHOP communities, and we lease nearly all of our senior living communities managed by third party managers, to our TRSs.
Management Arrangements with Five Star. On June 9, 2021, we and Five Star entered into an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that Five Star manages for us and interim management agreements for the senior living communities that we and Five Star agreed to transition to other third party managers. In addition, AlerisLife delivered to us an amended and restated guaranty agreement pursuant to which AlerisLife is continuing to guarantee the payment and performance of each of its applicable subsidiary’s obligations under the applicable management agreements. The principal changes to the management arrangements included:
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
Pursuant to the Master Management Agreement, Five Star receives a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities. Five Star may receive an annual incentive fee equal to 15% of the amount by which the annual EBITDA of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year. The target EBITDA for those senior living communities on a combined basis is increased annually based on the greater of the annual increase of the consumer price index, or CPI, or 2%, plus 6% of any capital investments funded at the managed senior living communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%. Any senior living communities that are undergoing a major renovation or repositioning are excluded from the calculation of the incentive fee.
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

In connection with ABP Trust’s acquisition of AlerisLife on March 20, 2023, we amended the Master Management Agreement to eliminate any change of control default or event of default provisions effective upon the consummation of the AlerisLife acquisition by ABP Trust. See Note 8 for further information regarding ABP Trust’s acquisition of AlerisLife.
In 2021, we completed the transition of 107 of the 108 senior living communities, containing 7,340 living units, from Five Star to other third party managers. The remaining senior living community was closed in February 2022 and we are assessing opportunities to redevelop that property. We recorded $0, $2,096 and $17,363 for the years ended December 31, 2023, 2022 and 2021, respectively, of costs that we incurred related to retention and other transition costs to acquisition and certain other transaction related costs in our consolidated statements of operations.
Our Senior Living Communities Managed by Five Star. Five Star managed 119, 119 and 120 of our senior living communities as of December 31, 2023, 2022 and 2021, respectively. We lease our senior living communities that are managed by Five Star to our TRSs, and Five Star manages these communities pursuant to the Master Management Agreement. Effective October 31, 2022, Five Star ceased managing an active adult community we own located in Plano, TX, and RMR assumed management of that community pursuant to our property management agreement with RMR. We paid Five Star a termination fee of $350 in connection with the termination of Five Star's management of this community.
We incurred management fees payable to Five Star of $40,119, $37,037 and $47,479 for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, $37,436, $33,737 and $43,864, respectively, of the total management fees were expensed to property operating expenses in our consolidated statements of operations and $2,683, $3,300 and $3,615, respectively, were capitalized in our consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
In addition to providing management services to us, Five Star also provides certain other services to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provides rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provides both inpatient and outpatient rehabilitation services, we generally pay Five Star for those rehabilitation services and charges for these services are included in amounts charged to residents, third party payers or government programs. During 2023, Five Star closed all inpatient clinics and as such we do not expect to incur these fees to Five Star in the future. We incurred fees of $1,213, $6,289 and $11,233 for the years ended December 31, 2023, 2022 and 2021, respectively, with respect to rehabilitation services Five Star provided at our senior living communities that are payable by us. These amounts are included in property operating expenses in our consolidated statements of operations.
Since January 1, 2021, we sold certain senior living communities that were then managed by Five Star. We and Five Star terminated our management agreements for these senior living communities in connection with these sales. See Note 3 for further information regarding these sales.
We lease to Five Star space at certain of our senior living communities, which it uses to provide certain outpatient rehabilitation and wellness services.
Our Senior Living Communities Managed by Other Third Party Managers. As of December 31, 2023, 2022 and 2021, respectively, our other third party managers managed 113, 111 and 107 of our senior living communities. The terms of the management agreements with the other third party managers are generally as follows: the other third party managers will receive a management fee equal to 5% to 6% of the gross revenues realized at the applicable senior living communities plus reimbursement for direct costs and expenses related to such communities. These agreements generally also provide for the other third party managers to earn a minimum base fee for a portion of the term of the agreement. Additionally, the other third party managers have the ability to earn incentive fees equal to 15% to 25% of the amount by which EBITDA of the applicable communities exceeds the target EBITDA for the applicable communities. The other third party managers can also earn a construction supervision fee ranging between 3% and 5% of construction costs.
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
In December 2023, we notified one of our third party managers which manages certain of our communities located in Wisconsin and Illinois that we will be terminating our management agreement with respect to these communities. We expect to transition these communities during the first half of 2023 to another third party manager which we have an existing relationship with. We expect the terms of the management agreement for these communities to be generally consistent with the terms outlined above. We expect to pay a termination fee of approximately $1,000 in connection with this transition.
We incurred management fees payable to our other third party managers of $21,863, $20,739 and $6,239 for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in property operating expenses in our consolidated statements of operations.
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Year Ended December 31,
Revenue from contracts with customers:	2023	2022	2021
Basic housing and support services	$915,528	$806,500	$750,644
Medicare and Medicaid programs	89,613	82,106	98,273
Private pay and other third party payer SNF services	146,767	134,220	125,706
Total residents fees and services	$1,151,908	$1,022,826	$974,623
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $13,965,$16,646 and $23,378 for the years ended December 31, 2023, 2022 and 2021, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of operations for these periods. The net business management fees we recognized for the years ended December 31, 2023, 2022 and 2021 reflect a reduction of $2,974, for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc.

We did not recognize an incentive management fee payable to RMR for the years ended December 31, 2023, 2022 or 2021.
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
We recognized aggregate net property management and construction supervision fees of $8,886, $10,329 and $12,504 for the years ended December 31, 2023, 2022 and 2021, respectively. The net property management and construction supervision fees we recognized for the years ended December 31, 2023, 2022 and 2021 reflect a reduction of $797 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 8. For the years ended December 31, 2023, 2022 and 2021, $5,686, $5,657 and $9,684, respectively, of the total property management fees were expensed to property operating expenses in our consolidated statements of operations and $3,200, $4,672 and $2,820, respectively, were capitalized as building improvements in our consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
Expense Reimbursement. We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $14,587, $12,901 and $13,161 for these expenses and costs for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our consolidated statements of operations for these periods.
Term. Our management agreements with RMR have terms that end on December 31, 2043, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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
Note 8. Related Person Transactions
We have relationships and historical and continuing transactions with AlerisLife (including Five Star), RMR, RMR Inc. and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and, until the acquisition of AlerisLife by ABP Trust on March 20, 2023, the chair of the board of directors and a managing director of AlerisLife, and currently a director of AlerisLife. Jennifer F. Francis, our other Managing Trustee, our former President and Chief Executive Officer and a former managing director of AlerisLife served as an officer of RMR until December 31, 2023 and will remain an employee of RMR until her retirement on July 1, 2024. Our current President and Chief Executive Officer and our Chief Financial Officer and Treasurer are also employees and officers of RMR. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR, an officer of ABP Trust and secretary of AlerisLife and, until March 20, 2023, a managing director of AlerisLife. Certain of AlerisLife's officers are officers and employees of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as the chair of the board and as a managing trustee of these companies. Other officers of RMR, including Ms. Clark and certain of our officers, serve as managing trustees, or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. As of December 31, 2023, ABP Trust and Adam D. Portnoy owned 9.8% of our outstanding common shares.
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
On February 2, 2023, AlerisLife entered into an Agreement and Plan of Merger, or the ALR Merger Agreement, with certain subsidiaries of ABP Trust, pursuant to which ABP Trust acquired all of the publicly held outstanding AlerisLife common shares at a price of $1.31 per share by tender offer.
In connection with the ALR Merger Agreement, on February 2, 2023, we agreed to tender all the AlerisLife common shares that we and our subsidiary then owned into the tender offer at the Tender Offer Price, subject to the right, but not the obligation, to purchase, on or before December 31, 2023, AlerisLife common shares at the Tender Offer Price, and otherwise pursuant to a stockholders agreement to be entered into at the time of any such purchase. On December 20, 2023, we and ABP Trust extended our right to purchase AlerisLife common shares until March 31, 2024.
On February 16, 2024, we exercised this purchase right and acquired, together with our applicable TRS, approximately 34.0% of the currently outstanding AlerisLife common shares from ABP Trust at the Tender Offer Price, for a total purchase price of $14,890, and we, our applicable TRS, ABP Trust and AlerisLife entered into a stockholders agreement. Following this acquisition, ABP Trust owns the remaining approximate 66.0% of AlerisLife.
See Note 6 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star) and Note 10 for further information regarding our investment in AlerisLife.
Termination of the Merger Agreement with Office Properties Income Trust. As previously disclosed, on April 11, 2023, we and Office Properties Income Trust, or OPI, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which we and OPI agreed that we would merge with and into OPI, with OPI as the surviving entity in the merger. On September 1, 2023, we and OPI mutually terminated the Merger Agreement, effective September 1, 2023. Neither we nor OPI were required to pay any termination fee as a result of the mutual decision to terminate the Merger Agreement, and we and OPI bore our and its respective costs and expenses related to the Merger Agreement in accordance with the terms of the Merger Agreement. We recorded $9,900 of expenses during the year ended December 31, 2023 related to the terminated merger with OPI, which is included in acquisition and certain other transaction related costs in our consolidated statement of operations.
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
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $6,080 as of December 31, 2023 and are included in other assets, net, in our consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 7 for further information regarding those management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR's property management offices. We recognized rental income from RMR for leased office space of $196, $303 and $190 for the years ended December 31, 2023, 2022 and 2021, respectively. Our office space leases with RMR are terminable by RMR if our management agreements with RMR are terminated.
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
Note 9. Indebtedness
At December 31, 2023 and 2022, our outstanding indebtedness consisted of the following:

		Principal Balance as of December 31,
Floating Rate Debt	Maturity	2023	2022
Credit facility (1)	N/A	$—	$700,000
Total floating rate debt		$—	$700,000
(1)In December 2023, we repaid the remaining principal balance of our then credit facility which had an original maturity date of January 2024 and terminated the agreement.

			December 31, 2023		December 31, 2022
Senior Unsecured Notes (1)	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior unsecured notes	4.750%	May 2024	$—	—	$250,000	105
Senior unsecured notes (2)	9.750%	June 2025	500,000	—	500,000	—
Senior unsecured notes	4.750%	February 2028	500,000	3,483	500,000	4,325
Senior unsecured notes (2)	4.375%	March 2031	500,000	—	500,000	—
Senior unsecured notes	5.625%	August 2042	350,000	—	350,000	—
Senior unsecured notes	6.250%	February 2046	250,000	—	250,000	—
Total senior unsecured notes			$2,100,000	$3,483	$2,350,000	$4,430
(1)As of December 31, 2023 and 2022, the unamortized net debt issuance costs on certain of these notes were $23,899 and $27,870, respectively.
(2)These notes are fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries. The notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes.

	Principal Balance as of December 31,				Number of Properties as Collateral	Net Book Value of Collateral as of December 31,

Secured and Other Debt	2023 (1)	2022 (1)	Interest Rate	Maturity	At December 31, 2023	2023	2022
Mortgage note	$—	$14,732	6.64%	June 2023	1	$—	$24,645
Senior secured notes (2)(3)(4)	940,534	—	0.00%	January 2026	95	1,075,889	—
Mortgage note	9,109	9,997	6.44%	July 2043	1	13,589	13,234
Finance Leases	3,911	5,339	7.70%	April 2026	2	22,765	20,624
Total secured	$953,554	$30,068			99	$1,112,243	$58,503
(1)The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts. As of December 31, 2023 and 2022, the unamortized net premiums and debt issuance costs on certain of these mortgages were $0 and $(109), respectively.
(2)These notes are fully and unconditionally guaranteed, on a joint, several and senior secured basis by certain of our subsidiaries that own 95 properties, or the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors, except for certain excluded subsidiaries, or the Non-Collateral Guarantors. These notes and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest on each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. The guarantees provided by the Non-Collateral Guarantors are effectively subordinated to all of the subsidiary guarantors' secured indebtedness to the extent of the value of the collateral securing such secured indebtedness, and the notes and the guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes.
(3)These notes require no cash interest to accrue prior to maturity and will accrete at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value will equal the principal amount at maturity. These notes have an unamortized discount balance of $187,813 and unamortized net debt issuance costs of $21,510 as of December 31, 2023, respectively.
(4)We have a one-time option to extend the maturity date of these notes by one year, to January 15, 2027, subject to satisfaction of certain conditions and payment of an extension fee. If we exercise this option, interest payments will be due semiannually during the extension period at an initial interest rate of 11.25% with increases of 50 basis points every 90 days these notes remain outstanding.

Until its repayment in full on December 21, 2023, we had a $450,000 credit facility that was fully drawn. At December 21, 2023, our former credit facility required interest to be paid on borrowings at the annual rate of 8.4%, plus a facility fee of $338 per quarter. As of December 31, 2023, our former credit facility is fully paid off and our credit agreement is terminated. The weighted average annual interest rates for borrowings under our credit facility were 7.9%, 4.5% and 2.9% for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, all $940,534 of our senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis by the Collateral Guarantors and on a joint, several and unsecured basis by the Non-Collateral Guarantors, and all $500,000 of our 9.75% senior notes due 2025 and all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries. The notes and the guarantees (other than our senior secured notes and the guarantees provided by the Collateral Guarantors) are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and the notes and the guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees as of December 31, 2023.
In February 2022, we and our lenders amended our credit agreement. Pursuant to the amendment, among other things, the facility commitments were reduced from $800,000 to $700,000 following our repayment of $100,000. In February 2022, we exercised our option to extend the maturity date of our former credit facility by one year to January 2024. In January 2023, pursuant to our credit agreement, we repaid $113,627 in outstanding borrowings under our former credit facility and the facility commitments were reduced to $586,373. In February 2023, we and our lenders further amended our credit agreement. Pursuant to the amendment the facility commitments were reduced from $586,373 to $450,000 following our repayment of $136,373 in then outstanding borrowings, and as a result of the reduction in commitments, we recorded a loss on modification or early extinguishment of debt of $1,075 for the year ended December 31, 2023.
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
In October 2022, we repaid at maturity a mortgage note secured by one of our life science properties with an outstanding principal balance of approximately $10,287 and an annual interest rate of 4.85%, using cash on hand.
In April 2023, we prepaid a mortgage note secured by one of our senior living communities with an outstanding principal balance of approximately $14,565, a maturity date in June 2023 and an annual interest rate of 6.64% using cash on hand.
In December 2023, we issued $940,534 in aggregate principal amount at maturity of our senior secured notes due 2026 in a private offering, raising net proceeds of $730,359, after deducting initial purchaser discounts and estimated offering costs. These notes are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by the Collateral Guarantors, and on a joint, several and unsecured basis, by the Non-Collateral Guarantors. These notes and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest on each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. These notes require no cash interest payments to accrue prior to maturity. The accreted value of these secured notes will increase at a rate of 11.25% per annum compounded semiannually on

January 15 and July 15 of each year. We used the net proceeds from this offering to repay in full and terminate our then $450,000 secured credit facility and to redeem all $250,000 of our outstanding 4.750% senior notes, which were scheduled to mature in January 2024 and May 2024, respectively. As a result of the prepayment in full of our credit facility and redemption of our 4.750% senior notes, we recorded a loss on modification or early extinguishment of debt of $314 and $1,079 for the year ended December 31, 2023, respectively.
Interest on our senior unsecured notes are payable either semi-annually or quarterly in arrears; however, no principal repayments are due until maturity. No interest is payable on our senior secured notes with the full principal amount due at maturity. Required monthly payments on our mortgages include principal and interest. Payments under our finance leases are due monthly. We include amortization of finance lease assets in depreciation and amortization expense.
Our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios.
Required principal payments on our outstanding debt as of December 31, 2023, were as follows:

Year	Principal Payment
2024	$1,811
2025	501,980
2026	941,422
2027	291
2028	500,310
Thereafter	1,107,740	(1)

(1) The carrying value of our total debt outstanding as of December 31, 2023, including unamortized debt issuance costs, premiums and discounts was $2,816,849.
Note 10. Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at December 31, 2023 and 2022, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of December 31, 2023		As of December 31, 2022
Description	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Recurring Fair Value Measurements Assets:
Investment in AlerisLife (Level 1) (1)	$—	$—	$5,880	$5,880
Investment in unconsolidated joint venture (Level 3) (2)	$85,699	$85,699	$104,697	$104,697
Investment in unconsolidated joint venture (Level 3) (3)	$44,217	$44,217	$50,780	$50,780
(1)On February 2, 2023, in connection with the proposed acquisition of AlerisLife by a subsidiary of ABP Trust, which is the controlling shareholder of RMR Inc., we agreed to tender all of the 10,691,658 AlerisLife common shares we owned at a price of $1.31 per share, and the acquisition was completed on March 20, 2023. Prior to March 20, 2023, these AlerisLife common shares were included in investments in equity securities in our consolidated balance sheets and were reported at fair value, which was based upon quoted market prices on Nasdaq (Level 1 inputs). During the years ended December 31, 2023 and 2022, we recorded unrealized gains (losses) of $8,126 and $25,660, respectively, which are included in gains and losses on equity securities, net in our consolidated statements of operations, to adjust the carrying value of our former investment in AlerisLife common shares to their fair value. See Notes 6 and 8 for further information about our investment in AlerisLife.
(2)The 10% equity interest we own in the Seaport JV is included in investments in unconsolidated joint ventures in our consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are a discount rate of 8.00%, an exit capitalization rate of 6.00%, a holding period of 10 years and market rents. The assumptions made in the fair value analysis are based on the location, type and nature of the property, and current and anticipated market conditions, which are derived from appraisers. See Note 3 for further information regarding this joint venture.
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
In addition to the assets described in the table above, our financial instruments at December 31, 2023 and December 31, 2022 included cash and cash equivalents, restricted cash, certain other assets, our former credit facility, senior unsecured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our consolidated financial statements as of such dates, except as follows:

	As of December 31, 2023		As of December 31, 2022
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 4.750% coupon rate, due 2024	$—	$—	$249,628	$211,250
Senior unsecured notes, 9.750% coupon rate, due 2025	497,454	490,750	495,710	478,985
Senior secured notes, zero coupon rate, due 2026	731,211	771,981	—	—
Senior unsecured notes, 4.750% coupon rate, due 2028	494,746	384,110	493,473	284,375
Senior unsecured notes, 4.375% coupon rate, due 2031	493,845	375,000	492,986	317,130
Senior unsecured notes, 5.625% coupon rate, due 2042	342,946	211,400	342,565	151,200
Senior unsecured notes, 6.250% coupon rate, due 2046	243,627	154,000	243,338	115,300
Secured debts (2)	13,020	12,284	30,177	28,275
	$2,816,849	$2,399,525	$2,347,877	$1,586,515
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
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of December 31, 2023 and 2022. We estimated the fair values of our four issuances of senior unsecured notes due 2024, 2025, 2028 and 2031 and our senior secured notes due 2026 using an average of the bid and ask price on Nasdaq on or about December 31, 2023 and 2022 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 11. Noncontrolling Interest
In March 2017, we entered into the Seaport JV. The investor owned a 45% equity interest in the joint venture, and we owned the remaining 55% equity interest in the joint venture. We determined that, while we owned a 55% equity interest in this joint venture, this joint venture was a VIE and that we controlled the activities that most significantly impacted the economic performance of this entity; we therefore consolidated the results of this joint venture in our financial statements. In December 2021, we sold an additional 35% equity interest in the Seaport JV to another third party institutional investor. After giving effect to the sale, we owned a 20% equity interest in this joint venture but determined that we are no longer the primary beneficiary. Effective as of the date of the sale, we deconsolidated these properties and accounted for this joint venture using the equity method of accounting under the fair value option. In June 2022, we sold an additional 10% equity interest from our then remaining 20% equity interest in this joint venture to an existing joint venture investor and continue to account for this joint venture using the equity method of accounting under the fair value option. The portion of the joint venture's net income and comprehensive income not attributable to us, or $5,411 for the year ended December 31, 2021, is reported as a noncontrolling interest in our consolidated statements of operations. This joint venture made aggregate cash distributions to the other joint venture investor of $22,348 for the year ended December 31, 2021, which are reflected as a decrease in total equity attributable to noncontrolling interest in our consolidated statements of shareholders' equity.
Note 12. Segment Reporting
We operate in, and report financial information for, the following two segments: Office Portfolio and SHOP. We aggregate the operating results of our properties in these two reporting segments based on their similar operating and economic characteristics. Our Office Portfolio segment consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities on our behalf.
We also report “non-segment” operations, which consists of triple net leased senior living communities and wellness centers that are leased to third party operators from which we receive rents, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

	For the Year Ended December 31, 2023
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$220,530	$—	$37,870	$258,400
Residents fees and services	—	1,151,908	—	1,151,908
Total revenues	220,530	1,151,908	37,870	1,410,308

Expenses:
Property operating expenses	97,964	1,075,091	1,096	1,174,151
Depreciation and amortization	98,205	175,926	9,952	284,083
General and administrative	—	—	26,131	26,131
Acquisition and certain other transaction related costs	—	—	10,853	10,853
Impairment of assets	14,034	4,346	—	18,380
Total expenses	210,203	1,255,363	48,032	1,513,598

(Loss) gain on sale of properties	(1,600)	2,805	—	1,205
Gains on equity securities, net	—	—	8,126	8,126
Interest and other income	—	1,581	13,955	15,536
Interest expense	(449)	(551)	(190,775)	(191,775)
Loss on modification or early extinguishment of debt	—	—	(2,468)	(2,468)
Income (loss) from continuing operations before income tax expense and equity in net losses of investees	8,278	(99,620)	(181,324)	(272,666)
Income tax expense	—	—	(445)	(445)
Equity in net losses of investees	(20,461)	—	—	(20,461)
Net loss	$(12,183)	$(99,620)	$(181,769)	$(293,572)

	As of December 31, 2023
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,866,422	$3,134,978	$444,736	$5,446,136

	For the Year Ended December 31, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$222,390	$—	$38,350	$260,740
Residents fees and services	—	1,022,826	—	1,022,826
Total revenues	222,390	1,022,826	38,350	1,283,566

Expenses:
Property operating expenses	94,299	1,014,100	671	1,109,070
Depreciation and amortization	76,007	151,930	11,343	239,280
General and administrative	—	—	26,435	26,435
Acquisition and certain other transaction related costs	—	—	2,605	2,605
Total expenses	170,306	1,166,030	41,054	1,377,390

Gain on sale of properties	321,040	822	—	321,862
Losses on equity securities, net	—	—	(25,660)	(25,660)
Interest and other income	—	4,327	11,602	15,929
Interest expense	(913)	(1,534)	(206,936)	(209,383)
Gain (loss) on modification or early extinguishment of debt	16	—	(30,059)	(30,043)
Income (loss) from continuing operations before income tax expense and equity in net earnings of investees	372,227	(139,589)	(253,757)	(21,119)
Income tax expense	—	—	(710)	(710)
Equity in net earnings of investees	6,055	—	—	6,055
Net income (loss)	$378,282	$(139,589)	$(254,467)	$(15,774)

	As of December 31, 2022
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,967,244	$3,147,785	$887,064	$6,002,093

	For the Year Ended December 31, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$367,597	$—	$40,992	$408,589
Residents fees and services	—	974,623	—	974,623
Total revenues	367,597	974,623	40,992	1,383,212

Expenses:
Property operating expenses	127,313	964,499	—	1,091,812
Depreciation and amortization	127,632	132,044	11,455	271,131
General and administrative	—	—	34,087	34,087
Acquisition and certain other transaction related costs	—	—	17,506	17,506
Impairment of assets	—	(174)	—	(174)
Total expenses	254,945	1,096,369	63,048	1,414,362

Gain on sale of properties	492,072	200	—	492,272
Losses on equity securities, net	—	—	(42,232)	(42,232)
Interest and other income	—	19,554	1,081	20,635
Interest expense	(23,477)	(2,089)	(230,193)	(255,759)
Loss on modification or early extinguishment of debt	—	—	(2,410)	(2,410)
Income (loss) before income tax expense	581,247	(104,081)	(295,810)	181,356
Income tax expense	—	—	(1,430)	(1,430)
Net income (loss)	581,247	(104,081)	(297,240)	179,926
Net income attributable to noncontrolling interest	(5,411)	—	—	(5,411)
Net income (loss) attributable to common shareholders	$575,836	$(104,081)	$(297,240)	$174,515

	As of December 31, 2021
	Office Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$2,282,652	$2,995,819	$1,345,043	$6,623,514

Note 13. Income Taxes
Our provision for income taxes consists of the following:

	For the Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(168)	$—	$200
State	613	710	1,230
	445	710	1,430
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax provision	$445	$710	$1,430

A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2023	2022	2021
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nontaxable income	(21.0)%	(21.0)%	(21.0)%
Federal excise tax	0.1%	—%	0.1%
State and local income taxes, net of federal tax benefit	(0.2)%	(4.5)%	0.8%
Effective tax rate	(0.1)%	(4.5)%	0.9%
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

	For the Year Ended December 31,
	2023	2022
Deferred tax assets:
Deferred income	$1,849	$3,277

Fair market value adjustment	—	6,556
Other	1,196	1,010
Tax loss carryforwards	83,707	60,188
	86,752	71,031
Valuation allowance	(86,752)	(71,031)
	—	—
Net deferred income taxes	$—	$—
Because of our TRSs' history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2023 and 2022. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of operations. As of December 31, 2023, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $316,314, which do not expire. As of December 31, 2023, we, excluding our subsidiaries, had net operating loss carry forwards for federal income tax purposes of approximately $403,477, which do not expire. In the normal course of business, income tax authorities in various income tax jurisdictions conduct routine audits of our income tax returns filed in prior years. Income tax years subsequent to 2019 may be open to examination in some of the income tax jurisdictions in which we operate.
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

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2023
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
2184 Parkway Lake Drive	Birmingham	AL	$—	$580	$5,980	$2,838	$—	$—	$580	$8,818	$9,398	$3,209	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	—	600	7,574	2,988	—	(83)	1,559	9,520	11,079	3,526	8/1/2008	2000
2021 Dahlke Drive NE	Cullman	AL	—	287	3,415	1,015	—	(301)	287	4,129	4,416	1,857	11/19/2004	1998
101 Tulip Lane	Dothan	AL	—	3,543	14,619	2,825	—	(80)	3,543	17,364	20,907	3,331	12/27/2017	2000
49 Hughes Road	Madison	AL	—	334	3,981	1,377	—	(243)	334	5,115	5,449	2,292	11/19/2004	1998
200 Terrace Lane	Priceville	AL	—	1,300	9,447	2,919	—	(202)	1,365	12,099	13,464	3,566	2/1/2012	2006
413 Cox Boulevard	Sheffield	AL	—	394	4,684	2,151	—	(294)	394	6,541	6,935	2,612	11/19/2004	1998
2435 Columbiana Road	Vestavia Hills	AL	—	843	23,472	5,010	—	(379)	902	28,044	28,946	7,069	7/12/2016	1991
4461 N Crossover Road	Fayetteville	AR	—	733	10,432	1,572	—	—	733	12,004	12,737	2,842	5/1/2015	2011
4210 S Caraway Road	Jonesboro	AR	—	653	9,515	733	—	—	653	10,248	10,901	2,601	5/1/2015	2008
672 Jones Road	Springdale	AR	—	572	9,364	2,427	—	—	572	11,791	12,363	2,855	5/1/2015	2007
13840 North Desert Harbor Drive	Peoria	AZ	—	2,687	15,843	11,561	—	(2,481)	2,693	24,917	27,610	11,840	1/11/2002	1990
11209 N. Tatum Boulevard	Phoenix	AZ	—	1,380	6,349	6,927	—	(711)	1,586	12,359	13,945	4,143	9/30/2011	1987
2444 West Las Palmaritas Drive	Phoenix	AZ	—	3,820	6,669	3,459	—	(170)	3,831	9,947	13,778	4,299	12/22/2010	1982
4121 East Cotton Center (5)	Phoenix	AZ	—	5,166	12,724	4,091	—	—	5,205	16,776	21,981	3,034	1/29/2015	2000
3850 North US Hwy 89	Prescott	AZ	—	2,017	17,513	9,599	—	(221)	2,017	26,891	28,908	5,347	2/1/2018	1986
6001 East Thomas Road	Scottsdale	AZ	—	941	8,807	6,602	—	(971)	946	14,433	15,379	8,477	9/1/2012	1990
7090 East Mescal Street	Scottsdale	AZ	—	2,315	13,650	27,818	—	(2,257)	2,349	39,177	41,526	12,745	1/11/2002	1984
17225 North Boswell Boulevard	Sun City	AZ	—	1,189	10,569	5,225	—	(836)	1,189	14,958	16,147	8,750	9/1/2012	1990
14001 W. Meeker Boulevard (5)	Sun City West	AZ	—	395	3,307	—	—	(192)	395	3,115	3,510	1,625	2/28/2003	1998
1415 West 3rd Street	Tempe	AZ	—	2,186	13,446	4,334	—	—	4,896	15,070	19,966	3,195	1/29/2015	1981
2500 North Rosemont Boulevard	Tucson	AZ	—	4,429	26,119	11,276	—	(3,197)	4,576	34,051	38,627	17,043	1/11/2002	1989
710 North Euclid	Anaheim	CA	—	2,850	6,964	2,586	(1,350)	(2,405)	2,518	6,127	8,645	1,179	7/9/2008	1992
5000 Marina Boulevard (5)	Brisbane	CA	—	7,957	13,430	752	—	—	7,965	14,174	22,139	2,370	11/14/2017	2000
5770 Armada Drive (5)	Carlsbad	CA	—	3,875	18,543	100	—	—	3,875	18,643	22,518	4,134	1/29/2015	1997
1350 South El Camino Real	Encinitas	CA	—	1,510	18,042	4,126	—	(53)	1,517	22,108	23,625	7,956	3/31/2008	1999
47071 Bayside Parkway	Fremont	CA	—	15,774	45,249	9,648	—	—	15,774	54,897	70,671	2,317	7/27/2022	1991
47201 Lakeview Boulevard (5)	Fremont	CA	—	3,200	10,177	805	—	—	3,226	10,956	14,182	3,152	9/30/2011	1990
47211/47215 Lakeview Boulevard (5)	Fremont	CA	—	3,750	12,656	3,891	—	—	3,782	16,515	20,297	4,894	9/30/2011	1985
577 South Peach Street (5)	Fresno	CA	—	738	2,577	4,175	—	(211)	738	6,541	7,279	3,285	12/28/1990	1963
6075 North Marks Avenue	Fresno	CA	—	880	12,751	2,014	—	—	889	14,756	15,645	5,646	3/31/2008	1996
1319 Brookside Avenue	Redlands	CA	—	1,770	9,982	2,437	—	—	1,770	12,419	14,189	4,592	3/31/2008	1999
110 Sterling Court	Roseville	CA	—	1,620	10,262	3,420	—	—	1,620	13,682	15,302	4,918	3/31/2008	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2023
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
16925 & 16916 Hierba Drive	San Diego	CA	—	9,142	53,904	32,832	—	(7,115)	9,180	79,583	88,763	35,169	1/11/2002	1987
3030 Science Park (5)	San Diego	CA	—	2,466	46,473	45,393	—	(15,755)	2,466	76,111	78,577	19,158	8/6/2009	1986
3040 Science Park (5)	San Diego	CA	—	1,225	23,077	24,823	—	—	1,225	47,900	49,125	11,020	8/6/2009	1986
3050 Science Park (5)	San Diego	CA	—	1,508	28,753	36,057	—	—	1,535	64,783	66,318	14,535	8/6/2009	1986
3530 Deer Park Drive	Stockton	CA	—	670	14,419	3,345	—	—	682	17,752	18,434	6,511	3/31/2008	1999
877 East March Lane	Stockton	CA	—	1,176	11,171	8,427	—	(2,159)	1,411	17,204	18,615	7,777	9/30/2003	1988
28515 Westinghouse Place (5)	Valencia	CA	—	4,669	41,440	1,536	—	—	4,689	42,956	47,645	9,270	1/29/2015	2008
1866 San Miguel Drive	Walnut Creek	CA	—	2,010	9,290	6,937	—	(1,421)	3,417	13,399	16,816	3,956	12/1/2011	1996
1950 South Dayton Street	Aurora	CO	—	3,062	46,195	11,422	—	(340)	3,120	57,219	60,339	13,355	5/1/2015	1987
515 Fairview Avenue	Canon City	CO	—	292	6,228	4,298	(3,512)	(517)	299	6,490	6,789	2,908	9/26/1997	1970
110 West Van Buren Street	Colorado Springs	CO	—	245	5,236	5,556	(3,031)	(810)	245	6,951	7,196	2,893	9/26/1997	1972
3920 East San Miguel Street	Colorado Springs	CO	—	1,380	8,894	4,315	—	(370)	1,612	12,607	14,219	4,417	7/31/2012	1977
2050 South Main Street	Delta	CO	—	167	3,570	3,261	—	(415)	167	6,416	6,583	3,153	9/26/1997	1963
2501 Little Bookcliff Drive	Grand Junction	CO	—	204	3,875	4,078	—	(974)	207	6,976	7,183	3,673	12/30/1993	1968
2825 Patterson Road	Grand Junction	CO	—	173	2,583	4,831	—	(786)	173	6,628	6,801	3,639	12/30/1993	1978
1599 Ingalls Street	Lakewood	CO	—	232	3,766	8,014	—	(1,339)	232	10,441	10,673	5,092	12/28/1990	1972
5555 South Elati Street	Littleton	CO	—	185	5,043	7,019	—	(1,409)	191	10,647	10,838	5,763	12/28/1990	1965
8271 South Continental Divide Road (5)	Littleton	CO	—	400	3,507	—	—	(202)	400	3,305	3,705	1,724	2/28/2003	1998
9005 Grant Street (5)	Thornton	CO	—	961	10,867	1,203	—	—	1,269	11,762	13,031	3,408	12/28/2012	2001
7809 W. 38th Avenue (5)	Wheat Ridge	CO	—	470	3,373	86	—	—	475	3,454	3,929	1,178	4/1/2010	2004
40 Sebethe Drive (5)	Cromwell	CT	—	570	5,304	2,071	—	(424)	798	6,723	7,521	2,278	12/22/2010	1998
1145 19th Street NW	Washington	DC	—	13,600	24,880	37,553	—	(1,580)	13,600	60,853	74,453	17,007	5/20/2009	1976
2141 K Street, NW	Washington	DC	—	13,700	8,400	7,174	—	(1,353)	13,700	14,221	27,921	4,746	12/22/2008	1966
255 Possum Park Road	Newark	DE	—	2,010	11,852	14,103	—	(1,903)	2,761	23,301	26,062	8,339	1/11/2002	1982
4175 Ogletown Stanton Rd	Newark	DE	—	1,500	19,447	3,158	—	—	1,563	22,542	24,105	8,556	3/31/2008	1998
1212 Foulk Road	Wilmington	DE	—	1,179	6,950	10,870	—	(1,460)	1,202	16,337	17,539	4,701	1/11/2002	1974
1912 Marsh Road	Wilmington	DE	—	4,365	25,739	10,752	—	(2,436)	4,431	33,989	38,420	16,438	1/11/2002	1988
2723 Shipley Road	Wilmington	DE	—	869	5,126	13,168	—	(1,934)	1,034	16,195	17,229	4,502	1/11/2002	1989
407 Foulk Road	Wilmington	DE	—	38	227	2,838	—	(531)	84	2,488	2,572	1,013	1/11/2002	1965
22601 Camino Del Mar	Boca Raton	FL	—	3,200	46,800	11,991	—	(3,307)	3,204	55,480	58,684	16,339	12/15/2011	1990
1325 S Congress Avenue	Boynton Beach	FL	—	1,620	5,341	2,623	—	(207)	1,628	7,749	9,377	2,274	7/27/2012	1985
1425 Congress Avenue	Boynton Beach	FL	—	2,390	14,768	5,497	—	(1,370)	2,390	18,895	21,285	5,856	8/9/2011	1994
1416 Country Club Blvd. (5)	Cape Coral	FL	—	400	2,907	—	—	(173)	400	2,734	3,134	1,426	2/28/2003	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2023
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
8500 Royal Palm Boulevard	Coral Springs	FL	—	3,410	20,104	35,126	—	(4,015)	3,421	51,204	54,625	22,010	1/11/2002	1984
1208 South Military Trail	Deerfield Beach	FL	—	1,690	14,972	36,321	—	(5,778)	1,777	45,428	47,205	18,727	10/1/2012	1986
3001 DC Country Club Boulevard	Deerfield Beach	FL	—	3,196	18,848	25,317	—	(3,198)	3,222	40,941	44,163	18,302	1/11/2002	1990
12780 Kenwood Lane	Fort Myers	FL	—	369	2,174	5,302	—	(1,148)	859	5,838	6,697	2,215	1/11/2002	1990
2525 First Street	Fort Myers	FL	—	2,385	21,137	45,642	—	(13,880)	2,577	52,707	55,284	16,771	10/1/2012	1984
1825 Ridgewood Avenue	Holly Hill	FL	—	700	16,700	6,818	(2,636)	(8,866)	684	12,032	12,716	1,528	7/22/2011	1926/2006
2480 North Park Road	Hollywood	FL	—	4,500	40,500	25,358	—	(3,431)	4,556	62,371	66,927	19,243	12/15/2011	1986
8901 Tamiami Trail East	Naples	FL	—	3,200	2,898	16,214	—	(837)	3,200	18,275	21,475	7,084	8/31/2006	1984
12780 Waterford Lakes Parkway (5)	Orlando	FL	—	977	3,946	820	—	—	1,052	4,691	5,743	1,218	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	—	488	2,621	434	—	(81)	488	2,974	3,462	794	12/18/2013	2003
1825 N. Mills Avenue (5)	Orlando	FL	—	519	1,799	670	—	(117)	580	2,291	2,871	768	12/22/2008	1997
1911 N. Mills Avenue (5)	Orlando	FL	—	1,946	7,197	2,903	—	(538)	2,042	9,466	11,508	2,779	12/22/2008	1997
1925 N. Mills Avenue (5)	Orlando	FL	—	135	532	307	—	(107)	199	668	867	239	12/22/2008	1997
250 N. Alafaya Trail (5)	Orlando	FL	—	967	4,362	477	—	—	967	4,839	5,806	1,291	12/18/2013	1999
45 Katherine Boulevard	Palm Harbor	FL	—	3,379	29,945	12,316	—	(2,428)	3,392	39,820	43,212	26,071	10/1/2012	1992
900 West Lake Road	Palm Harbor	FL	—	3,449	20,336	15,210	—	(3,395)	3,493	32,107	35,600	15,662	1/11/2002	1989
8500 West Sunrise Boulevard	Plantation	FL	—	4,700	24,300	12,975	—	(5,391)	4,717	31,867	36,584	9,840	12/15/2011	1989
1371 South Ocean Boulevard	Pompano Beach	FL	—	2,500	15,500	18,386	—	(3,554)	2,560	30,272	32,832	9,888	12/15/2011	1991
2701 North Course Drive	Pompano Beach	FL	—	7,700	2,127	44,391	—	(2,857)	7,700	43,661	51,361	17,371	8/31/2006	1985
20480 Veterans Boulevard	Port Charlotte	FL	—	400	11,934	3,729	—	(3,147)	440	12,476	12,916	3,839	7/22/2011	1996
1699 S.E. Lyngate Drive	Port St. Lucie	FL	—	1,242	11,009	5,634	—	(1,055)	1,249	15,581	16,830	9,768	10/1/2012	1993
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	—	890	9,345	3,760	—	(463)	1,673	11,859	13,532	3,680	7/22/2011	2007
900 South Harbour Island Blvd. (5)	Tampa	FL	—	4,850	6,349	6,168	—	—	4,850	12,517	17,367	2,574	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	—	2,061	12,153	24,463	—	(3,077)	2,075	33,525	35,600	14,185	1/11/2002	1988
2347 Cedarcrest Road	Acworth	GA	—	1,674	—	88	—	—	1,674	88	1,762	—	5/1/2016	2008
2351 Cedarcrest Road	Acworth	GA	—	326	6,674	832	—	(511)	327	6,994	7,321	1,409	5/1/2016	2014
1200 Bluegrass Lakes Parkway	Alpharetta	GA	—	1,689	15,936	201	—	—	1,761	16,065	17,826	3,594	1/29/2015	2001
855 North Point Pkwy (5)	Alpharetta	GA	—	5,390	26,712	—	—	—	5,390	26,712	32,102	10,266	8/21/2008	2006
253 N. Main Street	Alpharetta	GA	—	1,325	12,377	1,320	—	(155)	1,221	13,646	14,867	3,448	5/1/2015	1997
1291 Cedar Shoals Drive	Athens	GA	—	337	4,006	1,844	—	(290)	368	5,529	5,897	2,433	11/19/2004	1998
1515 Sheridan Road (5)	Atlanta	GA	—	5,800	9,305	3,225	—	—	5,800	12,530	18,330	3,751	11/30/2007	1978
240 Marietta Highway	Canton	GA	—	806	8,555	3,445	—	(378)	806	11,622	12,428	3,237	10/1/2013	1997
4500 South Stadium Drive	Columbus	GA	—	294	3,505	1,161	—	(225)	298	4,437	4,735	1,910	11/19/2004	1999

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2023
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1352 Wellbrook Circle	Conyers	GA	—	342	4,068	1,994	(1,366)	(2,032)	206	2,800	3,006	416	11/19/2004	1997
1501 Milstead Road	Conyers	GA	—	750	7,796	1,204	—	(116)	777	8,857	9,634	2,999	9/30/2010	2008
3875 Post Road	Cumming	GA	—	954	12,796	446	—	—	960	13,236	14,196	3,610	5/1/2015	2007
4960 Jot Em Down Road	Cumming	GA	—	1,548	18,666	13,418	—	(1,057)	3,416	29,159	32,575	8,089	8/1/2013	2011
5610 Hampton Park Drive	Cumming	GA	—	3,479	14,771	330	—	(938)	3,498	14,144	17,642	3,010	9/3/2015	2014
7955 Majors Road	Cumming	GA	—	1,325	7,770	1,107	—	(115)	1,325	8,762	10,087	2,217	5/1/2015	2009
2470 Dug Gap Road	Dalton	GA	—	262	3,119	1,434	—	(133)	262	4,420	4,682	1,947	11/19/2004	1997
101 West Ponce De Leon Avenue	Decatur	GA	—	3,500	13,179	12,007	—	—	3,500	25,186	28,686	4,346	5/30/2012	1992
2801 North Decatur Road (5)	Decatur	GA	—	3,100	4,436	3,084	—	(519)	3,260	6,841	10,101	2,430	7/9/2008	1986
114 Penland Street	Ellijay	GA	—	496	7,107	1,625	—	(157)	496	8,575	9,071	2,419	10/1/2013	2008
353 North Belair Road	Evans	GA	—	230	2,663	1,608	—	(244)	230	4,027	4,257	1,694	11/19/2004	1998
1294 Highway 54 West	Fayetteville	GA	—	853	9,903	1,542	—	(148)	943	11,207	12,150	2,987	5/1/2015	1999
2435 Limestone Parkway	Gainesville	GA	—	268	3,186	1,694	—	(224)	268	4,656	4,924	1,941	11/19/2004	1998
3315 Thompson Bridge Road	Gainesville	GA	—	934	30,962	3,436	—	(352)	956	34,024	34,980	8,204	5/1/2015	1999
5373 Thompson Mill Road	Hoschton	GA	—	944	12,171	509	—	—	959	12,665	13,624	3,286	5/1/2015	2011
8080 Summit Business Parkway	Jonesboro	GA	—	1,800	20,664	6,676	—	(1,579)	1,800	25,761	27,561	8,261	6/20/2011	2007
6191 Peake Road	Macon	GA	—	183	2,179	1,540	(848)	(1,142)	110	1,802	1,912	270	11/19/2004	1998
1360 Upper Hembree Road (5)	Roswell	GA	—	1,080	6,138	843	—	—	1,095	6,966	8,061	2,091	5/7/2012	2007
1 Savannah Square Drive	Savannah	GA	—	1,200	19,090	10,362	(6,993)	(8,926)	835	13,898	14,733	2,166	10/1/2006	1987
5200 Habersham Street	Savannah	GA	—	800	7,800	2,821	(3,082)	(2,754)	476	5,109	5,585	698	6/23/2011	2005
7410 Skidaway Road	Savannah	GA	—	400	5,670	2,319	(1,870)	(2,626)	252	3,641	3,893	520	11/1/2006	1989
2078 Scenic Highway	Snellville	GA	—	870	4,030	1,791	—	(256)	870	5,565	6,435	1,843	12/10/2009	1997
475 Country Club Drive	Stockbridge	GA	—	512	9,560	1,312	—	(206)	551	10,627	11,178	2,754	5/1/2015	1998
1300 Montreal Road	Tucker	GA	—	690	6,210	2,366	—	(469)	694	8,103	8,797	3,431	6/3/2005	1997
1100 Ward Avenue (5)	Honolulu	HI	—	11,200	55,618	9,811	—	(304)	11,247	65,078	76,325	19,381	6/18/2012	1961
2340 West Seltice Way	Coeur d'Alene	ID	—	910	7,170	3,687	—	(214)	1,052	10,501	11,553	3,454	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	—	510	6,640	3,599	—	(147)	760	9,842	10,602	3,161	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	—	3,665	32,587	17,225	—	(1,932)	3,781	47,764	51,545	28,468	11/1/2012	1986
1450 Busch Parkway	Buffalo Grove	IL	—	3,800	11,456	1,173	—	(122)	3,837	12,470	16,307	4,159	9/16/2010	2009
2601 Patriot Boulevard (5)	Glenview	IL	—	2,285	9,593	—	—	—	2,285	9,593	11,878	2,139	1/29/2015	2005
1373 D'Adrian Professional Park	Godfrey	IL	—	281	15,088	1,986	—	(210)	281	16,864	17,145	3,988	5/1/2015	2010
900 43rd Avenue	Moline	IL	—	482	7,651	746	—	(76)	482	8,321	8,803	1,972	5/1/2015	2003 / 2012
221 11th Avenue	Moline	IL	—	161	7,244	1,759	—	(54)	161	8,949	9,110	2,290	5/1/2015	2008

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2023
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
2700 14th Street	Pekin	IL	—	171	11,475	747	—	(280)	172	11,941	12,113	2,956	5/1/2015	2009
7130 Crimson Ridge Drive	Rockford	IL	—	200	7,300	3,135	—	(389)	1,596	8,650	10,246	2,624	5/1/2011	1999
1220 Lakeview Drive (5)	Romeoville	IL	—	1,120	19,582	(61)	—	—	1,058	19,583	20,641	7,526	8/21/2008	2005
1201 Hartman Lane	Shiloh	IL	—	743	7,232	2,369	—	(620)	1,237	8,487	9,724	1,669	12/8/2016	2003
900 Southwind Road	Springfield	IL	—	300	6,744	3,227	—	(403)	300	9,568	9,868	3,949	8/31/2006	1990
2705 Avenue E	Sterling	IL	—	341	14,331	1,030	—	(144)	343	15,215	15,558	3,830	5/1/2015	2008
39 Dorothy Drive	Troy	IL	—	1,002	7,010	1,781	—	(626)	1,002	8,165	9,167	1,590	12/8/2016	2003
100 Grand Victorian Place	Washington	IL	—	241	12,046	542	—	(57)	241	12,531	12,772	3,113	5/1/2015	2009
1615 Lakeside Drive (5)	Waukegan	IL	—	2,700	9,590	4,262	—	(944)	3,515	12,093	15,608	3,760	9/30/2011	1990
1675 Lakeside Drive (5)	Waukegan	IL	—	2,420	9,382	3,568	—	(957)	2,906	11,507	14,413	3,510	9/30/2011	1998
406 Smith Drive	Auburn	IN	—	380	8,246	874	—	(253)	524	8,723	9,247	3,328	9/1/2008	1999
6990 East County Road 100 North	Avon	IN	—	850	11,888	1,905	—	(333)	850	13,460	14,310	5,025	9/1/2008	1999
2455 Tamarack Trail	Bloomington	IN	—	5,400	25,129	34,518	—	(621)	6,339	58,087	64,426	17,846	11/1/2008	1983
2460 Glebe Street (5)	Carmel	IN	—	2,108	57,741	1,493	—	(148)	2,133	59,061	61,194	14,252	5/1/2015	2008
701 East County Line Road (5)	Greenwood	IN	—	1,830	14,303	1,410	—	(305)	1,877	15,361	17,238	4,793	12/1/2011	2007
8505 Woodfield Crossing Boulevard	Indianapolis	IN	—	2,785	16,396	9,462	—	(2,183)	2,838	23,622	26,460	11,528	1/11/2002	1986
2501 Friendship Boulevard	Kokomo	IN	—	512	13,009	2,286	—	(58)	512	15,237	15,749	2,752	12/27/2017	1997
603 Saint Joseph Drive	Kokomo	IN	—	220	5,899	1,413	—	(256)	220	7,056	7,276	2,647	9/1/2008	1998
1211 Longwood Drive	La Porte	IN	—	770	5,550	1,772	—	(288)	923	6,881	7,804	2,586	9/1/2008	1998
1590 West Timberview Drive	Marion	IN	—	410	5,409	1,691	—	(267)	410	6,833	7,243	2,428	9/1/2008	2000
1473 East McKay Road	Shelbyville	IN	—	190	5,328	1,550	—	(236)	190	6,642	6,832	2,313	9/1/2008	1999
17441 State Road 23 (5)	South Bend	IN	—	400	3,107	(38)	—	(182)	363	2,924	3,287	1,526	2/28/2003	1998
222 South 25th Street	Terra Haute	IN	—	300	13,115	1,527	—	(492)	300	14,150	14,450	5,295	9/1/2008	2005
150 Fox Ridge Drive	Vincennes	IN	—	110	3,603	2,380	—	(208)	110	5,775	5,885	2,349	9/1/2008	1985
1501 Inverness Drive	Lawrence	KS	—	1,600	18,565	5,131	—	(1,232)	1,758	22,306	24,064	7,896	10/1/2009	1988
5799 Broadmoor Street (5)	Mission	KS	—	1,522	7,246	2,846	—	—	1,530	10,084	11,614	2,271	1/17/2017	1986
3501 West 95th Street	Overland Park	KS	—	2,568	15,140	12,521	—	(2,232)	2,580	25,417	27,997	10,978	1/11/2002	1989
6555 West 75th Street	Overland Park	KS	—	1,274	1,126	17,556	—	(1,102)	1,487	17,367	18,854	8,003	10/25/2002	1985
6700 W. 115th Street	Overland Park	KS	—	4,503	29,387	501	—	—	4,537	29,854	34,391	4,494	1/3/2018	2006
981 Campbell Lane	Bowling Green	KY	—	365	4,345	1,987	—	(203)	365	6,129	6,494	2,620	11/19/2004	1999
102 Leonardwood Drive	Frankfort	KY	—	560	8,282	4,134	—	(605)	579	11,792	12,371	4,604	8/31/2006	1989
4190 Lafayette Road	Hopkinsville	KY	—	316	3,761	1,348	—	(246)	316	4,863	5,179	2,054	11/19/2004	1999
690 Mason Headley Road (6)	Lexington	KY	3,144	—	10,848	18,298	—	(1,441)	42	27,663	27,705	13,260	1/11/2002	1985

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2023
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
700 Mason Headley Road (6)	Lexington	KY	767	—	6,394	10,364	—	(1,061)	52	15,645	15,697	7,377	1/11/2002	1980
200 Brookside Drive	Louisville	KY	—	3,524	20,779	13,048	—	(3,357)	3,549	30,445	33,994	14,828	1/11/2002	1984
1517 West Broadway	Mayfield	KY	—	268	2,730	2,197	—	(305)	268	4,622	4,890	1,986	11/19/2004	1999
1700 Elmdale Road	Paducah	KY	—	450	5,358	2,034	—	(416)	451	6,975	7,426	3,108	11/19/2004	2000
100 Neighborly Way	Somerset	KY	—	200	4,919	1,315	—	—	200	6,234	6,434	2,558	11/6/2006	2000
1295 Boylston Street (5)	Boston	MA	—	7,600	18,140	3,166	—	(109)	7,625	21,172	28,797	7,366	1/26/2011	1930
549 Albany Street	Boston	MA	—	4,576	45,029	—	—	—	4,569	45,036	49,605	11,638	8/22/2013	1895
4 Maguire Road	Lexington	MA	—	3,600	15,555	34,794	(7,255)	(1,003)	3,884	41,807	45,691	6,595	12/22/2008	1994
100 Hampshire Street (5)	Mansfield	MA	—	2,090	8,215	4,079	—	—	2,486	11,898	14,384	3,339	12/22/2010	1975
15 Hampshire Street (5)	Mansfield	MA	—	1,360	7,326	992	—	—	1,748	7,930	9,678	2,676	12/22/2010	1988
5 Hampshire Street (5)	Mansfield	MA	—	1,190	5,737	2,962	—	(143)	1,477	8,269	9,746	2,949	12/22/2010	1988
299 Cambridge Street	Winchester	MA	—	3,218	18,988	15,791	—	(2,473)	3,218	32,306	35,524	14,557	1/11/2002	1991
2717 Riva Road	Annapolis	MD	—	1,290	12,373	3,828	—	(150)	1,290	16,051	17,341	5,381	3/31/2008	2001
658 Boulton Street (5)	Bel Air	MD	—	4,750	16,504	2	—	—	4,750	16,506	21,256	6,651	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	—	408	3,421	2,730	—	(464)	408	5,687	6,095	2,250	10/25/2002	2000
8100 Connecticut Avenue	Chevy Chase	MD	—	15,170	92,830	17,817	—	(3,997)	15,177	106,643	121,820	32,365	12/15/2011	1990
8220 Snowden River Parkway	Columbia	MD	—	1,390	10,303	2,035	—	—	1,390	12,338	13,728	4,483	3/31/2008	2001
700 Port Street	Easton	MD	—	383	4,555	4,506	—	(633)	394	8,417	8,811	3,751	10/25/2002	2000
3004 North Ridge Road	Ellicott City	MD	—	1,409	22,691	14,819	—	(2,730)	1,613	34,576	36,189	15,552	3/1/2004	1997
1820 Latham Drive	Frederick	MD	—	385	3,444	2,158	—	(444)	385	5,158	5,543	2,247	10/25/2002	1998
2100 Whittier Drive	Frederick	MD	—	1,260	9,464	4,088	—	(109)	1,260	13,443	14,703	4,771	3/31/2008	1999
10116 Sharpsburg Pike	Hagerstown	MD	—	1,040	7,471	6,270	—	(661)	1,044	13,076	14,120	4,780	3/31/2008	1999
4000 Old Court Road	Pikesville	MD	—	2,000	4,974	1,190	—	(82)	2,125	5,957	8,082	2,374	12/22/2008	1987
715 Benfield Road	Severna Park	MD	—	229	9,798	3,261	—	(1,258)	246	11,784	12,030	5,820	10/25/2002	1998
14400 Homecrest Road	Silver Spring	MD	—	1,200	9,288	10,440	—	(1,568)	1,207	18,153	19,360	7,829	10/25/2002	1996
720 & 734 N. Pine Road (5)	Hampton	MI	—	300	2,406	—	—	(142)	300	2,264	2,564	1,181	2/28/2003	1998
4004 & 4012 Waldo Road (5)	Midland	MI	—	400	2,606	—	—	(162)	400	2,444	2,844	1,275	2/28/2003	1998
1605 & 1615 Fredericks Drive (5)	Monroe	MI	—	300	2,506	—	—	(152)	300	2,354	2,654	1,228	2/28/2003	1998
3150 & 3100 Old Centre Road (5)	Portage	MI	—	300	2,206	—	—	(133)	300	2,073	2,373	1,082	2/28/2003	1998
2445 & 2485 Mc Carty Road (5)	Saginaw	MI	—	600	5,212	—	—	(305)	600	4,907	5,507	2,560	2/28/2003	1998
11855 Ulysses Street NE (5)	Blaine	MN	—	2,774	9,276	2,274	—	(190)	2,781	11,353	14,134	2,773	12/21/2012	2007
1305 Corporate Center Drive	Eagan	MN	—	2,300	13,105	12,996	—	(72)	2,735	25,594	28,329	7,613	12/22/2010	1986
8301 Golden Valley Road (5)	Golden Valley	MN	—	1,256	4,680	1,202	—	—	1,288	5,850	7,138	1,145	2/10/2016	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2023
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
8401 Golden Valley Road (5)	Golden Valley	MN	—	1,510	5,742	3,672	—	—	1,543	9,381	10,924	2,167	2/10/2016	1998
8501 Golden Valley Road (5)	Golden Valley	MN	—	1,263	4,288	2,356	—	—	1,295	6,612	7,907	1,394	2/10/2016	1998
1201 Northland Drive (5)	Mendota Heights	MN	—	1,220	10,208	1,294	—	(771)	1,496	10,455	11,951	3,484	1/25/2011	1989
12700 Whitewater Drive (5)	Minnetonka	MN	—	5,453	8,108	8,415	—	—	5,453	16,523	21,976	4,776	10/2/2017	1998
20600 South Diamond Lake Road	Rogers	MN	—	2,760	45,789	4,465	(20,359)	(15,686)	1,195	15,774	16,969	4,455	3/1/2008	1999
2200 County Road C West (5)	Roseville	MN	—	590	702	731	—	(82)	792	1,149	1,941	436	9/30/2011	1991
4166 Lexington Avenue N	Shoreview	MN	—	1,300	4,547	1,285	—	—	1,508	5,624	7,132	1,863	5/20/2011	1988
1365 Crestridge Lane (5)	West St. Paul	MN	—	400	2,506	—	—	(292)	400	2,214	2,614	1,155	2/28/2003	1998
305 & 315 Thompson Avenue (5)	West St. Paul	MN	—	400	3,608	99	—	(402)	400	3,305	3,705	1,724	2/28/2003	1998
5351 Gretna Road	Branson	MO	—	743	10,973	1,395	—	(288)	754	12,069	12,823	2,964	5/1/2015	2002
845 N New Ballas Court	Creve Coeur	MO	—	1,582	16,328	2,534	—	—	2,181	18,263	20,444	3,010	1/22/2018	2006
3828 College View Drive	Joplin	MO	—	260	11,382	2,182	—	(136)	260	13,428	13,688	4,211	8/31/2012	2003
14100 Magellan Plaza	Maryland Heights	MO	—	3,719	37,304	5,449	—	—	3,179	43,293	46,472	12,371	1/29/2015	2003
640 E Highland Avenue	Nevada	MO	—	311	5,703	888	—	—	311	6,591	6,902	1,629	5/1/2015	1997
2410 W Chesterfield Blvd	Springfield	MO	—	924	12,772	1,100	—	—	924	13,872	14,796	3,361	5/1/2015	1999
3540 East Cherokee Street	Springfield	MO	—	1,084	11,339	1,611	—	(123)	1,129	12,782	13,911	3,258	5/1/2015	1996
4700 North Hanley Road	St. Louis	MO	—	5,166	41,587	150	—	—	5,166	41,737	46,903	9,393	1/29/2015	2014
118 Alamance Road	Burlington	NC	—	575	9,697	2,632	—	(449)	575	11,880	12,455	3,724	6/20/2011	1998
1050 Crescent Green Drive	Cary	NC	—	713	4,628	4,438	—	(1,123)	713	7,943	8,656	3,536	10/25/2002	1999
2220 & 2230 Farmington Drive (5)	Chapel Hill	NC	—	800	6,414	—	—	(375)	800	6,039	6,839	3,151	2/28/2003	1996
2101 Runnymede Lane	Charlotte	NC	—	2,475	11,451	3,345	—	(1,122)	2,458	13,691	16,149	4,121	6/20/2011	1999
5920 McChesney Drive & 6101 Clarke Creek Parkway	Charlotte	NC	—	1,320	21,750	3,977	—	(1,310)	1,320	24,417	25,737	8,409	11/17/2009	1999 / 2001
500 Penny Lane NE	Concord	NC	—	1,687	17,603	2,124	—	—	1,687	19,727	21,414	4,658	6/29/2016	1997
1002 Highway 54	Durham	NC	—	595	5,200	1,853	—	(212)	595	6,841	7,436	1,923	6/20/2011	1988
4505 Emperor Boulevard (5)	Durham	NC	—	1,285	16,932	1,672	—	—	1,474	18,415	19,889	3,151	10/11/2017	2001
5213 South Alston Avenue	Durham	NC	—	1,093	31,377	559	—	—	1,093	31,936	33,029	7,103	1/29/2015	2010
2755 Union Road	Gastonia	NC	—	1,104	17,834	1,766	—	(1,133)	1,104	18,467	19,571	3,827	6/29/2016	1998
1001 Phifer Road	Kings Mountain	NC	—	655	8,283	1,875	—	(497)	657	9,659	10,316	3,029	6/23/2011	1998
128 Brawley School Road	Mooresville	NC	—	595	7,305	1,766	—	(467)	613	8,586	9,199	2,721	6/23/2011	1999
1309 , 1321, & 1325 McCarthy Boulevard	New Bern	NC	—	1,245	20,898	3,309	—	(507)	1,245	23,700	24,945	7,554	6/20/2011	2001/2005/2008
13150 & 13180 Dorman Road	Pineville	NC	—	1,180	22,800	4,440	—	(1,338)	1,180	25,902	27,082	9,008	11/17/2009	1998
801 Dixie Trail	Raleigh	NC	—	3,233	17,788	2,558	—	(1,114)	3,236	19,229	22,465	3,867	6/29/2016	1992
2744 South 17th Street	Wilmington	NC	—	1,134	14,771	2,301	—	(1,290)	1,139	15,777	16,916	3,494	4/18/2016	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2023
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1730 Parkwood Boulevard West	Wilson	NC	—	610	14,787	2,763	—	(465)	610	17,085	17,695	5,225	6/20/2011	2004/2006
17007 Elm Plaza (5)	Omaha	NE	—	4,680	22,022	—	—	—	4,680	22,022	26,702	8,464	8/21/2008	2007
3030 South 80th Street	Omaha	NE	—	650	5,850	2,580	—	(419)	650	8,011	8,661	3,349	6/3/2005	1992
490 Cooper Landing Road	Cherry Hill	NJ	—	1,001	8,175	3,344	(6,080)	(4,163)	2,240	37	2,277	—	12/29/2003	1999
1400 Route 70	Lakewood	NJ	—	4,885	28,803	20,018	—	(2,965)	4,905	45,836	50,741	18,507	1/11/2002	1987
2 Hillside Drive	Mt. Arlington	NJ	—	1,375	11,232	2,786	—	(471)	1,393	13,529	14,922	6,301	12/29/2003	2001
655 Pomander Walk	Teaneck	NJ	—	4,950	44,550	17,236	—	(3,897)	4,984	57,855	62,839	14,803	12/15/2011	1989
10500 Academy Road NE	Albuquerque	NM	—	3,828	22,572	10,440	—	(2,603)	3,828	30,409	34,237	14,804	1/11/2002	1986
4100 Prospect Avenue NE (5)	Albuquerque	NM	—	540	10,105	8	—	—	540	10,113	10,653	4,096	10/30/2007	1977
4300 Landau Street NE (5)	Albuquerque	NM	—	1,060	9,875	8	—	—	1,060	9,883	10,943	4,003	10/30/2007	1973
4411 The 25 Way (5)	Albuquerque	NM	—	3,480	25,245	6,864	—	(1,980)	4,103	29,506	33,609	9,384	12/22/2010	1970
4420 The 25 Way (5)	Albuquerque	NM	—	1,430	2,609	1,519	—	(152)	1,711	3,695	5,406	1,166	12/22/2010	1970
9190 Coors Boulevard NW (5)	Albuquerque	NM	—	1,660	9,173	8	—	—	1,660	9,181	10,841	3,719	10/30/2007	1983
2200 East Long Street	Carson City	NV	—	622	17,900	1,517	—	(213)	622	19,204	19,826	4,753	5/1/2015	2009
3201 Plumas Street	Reno	NV	—	2,420	49,580	10,179	—	(1,648)	2,420	58,111	60,531	17,188	12/15/2011	1989
4939 Brittonfield Parkway (5)	East Syracuse	NY	—	720	17,084	2,256	(2,826)	(5,312)	1,004	10,918	11,922	1,782	9/30/2008	2001
5008 Brittonfield Parkway (5)	East Syracuse	NY	—	420	18,407	2,080	(3,144)	(5,393)	586	11,784	12,370	1,651	7/9/2008	1999
200 Old County Road	Mineola	NY	—	4,920	24,056	17,255	—	(851)	4,920	40,460	45,380	12,814	9/30/2011	1971
537 Riverdale Avenue	Yonkers	NY	—	8,460	90,561	16,695	—	(2,978)	8,463	104,275	112,738	31,888	8/31/2012	2000
4590 Knightsbridge Boulevard	Columbus	OH	—	3,623	27,778	22,843	—	(4,233)	3,732	46,279	50,011	20,394	1/11/2002	1989
3929 Hoover Road (5)	Grove City	OH	—	332	3,081	1,015	—	—	332	4,096	4,428	2,786	6/4/1993	1965
7555 Innovation Way (5)	Mason	OH	—	1,025	12,883	—	—	—	1,025	12,883	13,908	2,334	10/6/2016	2015
8709 S.E. Causey Avenue	Portland	OR	—	3,303	77,428	4,813	(26,073)	(9,815)	2,201	47,455	49,656	6,498	5/1/2015	1985 / 1991
71 Darlington Road	Beaver Falls	PA	—	1,500	13,500	2,679	—	(879)	1,523	15,277	16,800	6,381	10/31/2005	1997
950 Morgan Highway	Clarks Summit	PA	—	1,001	8,233	2,355	—	(277)	1,017	10,295	11,312	4,564	12/29/2003	2001
600 N. Pottstown Pike	Exton	PA	—	1,001	8,233	3,748	—	(395)	1,001	11,586	12,587	4,921	12/29/2003	2000
242 Baltimore Pike	Glen Mills	PA	—	1,001	8,233	4,183	—	(382)	1,001	12,034	13,035	4,564	12/29/2003	2001
20 Capital Drive (5)	Harrisburg	PA	—	397	9,333	15	—	—	397	9,348	9,745	2,084	1/29/2015	2013
210 Mall Boulevard	King of Prussia	PA	—	1,540	4,743	2,757	—	—	1,952	7,088	9,040	2,843	8/8/2008	1970
5300 Old William Penn Highway (5)	Murrysville	PA	—	300	2,506	—	—	(272)	300	2,234	2,534	1,165	2/28/2003	1998
800 Manor Drive	New Britain (Chalfont)	PA	—	979	8,052	3,469	—	(440)	981	11,079	12,060	4,814	12/29/2003	1998
7151 Saltsburg Road (5)	Penn Hills	PA	—	200	904	—	—	(103)	200	801	1,001	418	2/28/2003	1997
5750 Centre Avenue	Pittsburgh	PA	—	3,000	11,828	5,879	—	(354)	3,788	16,565	20,353	6,481	6/11/2008	1991

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2023
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
730 Holiday Drive	Pittsburgh	PA	—	2,480	6,395	6,123	—	(1,445)	2,751	10,802	13,553	3,841	12/22/2010	1985
700 Northampton Street	Tiffany Court (Kingston)	PA	—	—	5,682	2,764	—	(499)	—	7,947	7,947	3,536	12/29/2003	1997
5250 Meadowgreen Drive	Whitehall	PA	—	1,599	14,401	4,882	—	(1,106)	1,599	18,177	19,776	7,657	10/31/2005	1987
1304 McLees Road	Anderson	SC	—	295	3,509	1,961	—	(253)	295	5,217	5,512	2,104	11/19/2004	1999
109 Old Salem Road	Beaufort	SC	—	188	2,234	1,714	(807)	(1,514)	104	1,711	1,815	438	11/19/2004	1999
1119 Pick Pocket Plantation Drive	Beaufort	SC	—	1,200	10,810	1,940	(3,927)	(3,270)	733	6,020	6,753	681	6/20/2011	2005
719 Kershaw Highway	Camden	SC	—	322	3,697	2,114	—	(432)	324	5,377	5,701	2,503	11/19/2004	1999
2333 Ashley River Road	Charleston	SC	—	848	14,000	3,483	(7,118)	(4,761)	377	6,075	6,452	1,538	6/20/2011	1999
320 Seven Farms Drive	Charleston	SC	—	1,092	6,605	1,856	—	(333)	1,092	8,128	9,220	2,595	5/29/2012	1998
251 Springtree Drive (5)	Columbia	SC	—	300	1,905	—	—	(112)	300	1,793	2,093	935	2/28/2003	1998
355 Berkmans Lane	Greenville	SC	—	700	7,240	2,139	(2,593)	(2,456)	417	4,613	5,030	550	11/17/2009	2002
116 Enterprise Court	Greenwood	SC	—	310	2,790	1,445	—	(213)	310	4,022	4,332	1,708	6/3/2005	1999
1901 West Carolina Avenue	Hartsville	SC	—	401	4,775	2,671	—	(302)	401	7,144	7,545	2,928	11/19/2004	1999
218 Old Chapin Road	Lexington	SC	—	363	4,322	1,549	—	(400)	363	5,471	5,834	2,535	11/19/2004	1999
491 Highway 17	Little River	SC	—	750	9,018	2,746	—	(562)	750	11,202	11,952	3,441	6/23/2011	2000
1010 Anna Knapp Boulevard	Mt. Pleasant	SC	—	1,797	6,132	759	(3,618)	(1,486)	806	2,778	3,584	183	6/29/2016	1997
601 Mathis Ferry Road	Mt. Pleasant	SC	—	1,687	12,612	706	(10,794)	(2,021)	2,190	—	2,190	—	6/29/2016	1999
937 Bowman Road	Mt. Pleasant	SC	—	3,898	31,613	9,928	—	(2,245)	3,830	39,364	43,194	12,313	7/1/2012	1997 / 1983
9547 Highway 17 North	Myrtle Beach	SC	—	543	3,202	12,360	(3,192)	(4,437)	333	8,143	8,476	1,137	1/11/2002	1980
2306 Riverbank Drive	Orangeburg	SC	—	303	3,607	1,530	—	(358)	303	4,779	5,082	2,191	11/19/2004	1999
1920 Ebenezer Road (5)	Rock Hill	SC	—	300	1,705	—	—	(162)	300	1,543	1,843	805	2/28/2003	1998
15855 Wells Highway	Seneca	SC	—	396	4,714	1,629	—	(417)	396	5,926	6,322	2,654	11/19/2004	2000
One Southern Court (5)	West Columbia	SC	—	520	3,831	765	—	(557)	557	4,002	4,559	1,268	12/22/2010	2000
6716 Nolensville Road	Brentwood	TN	—	1,528	6,037	418	—	—	1,528	6,455	7,983	1,824	11/30/2012	2010
207 Uffelman Drive	Clarksville	TN	—	320	2,994	2,368	—	(161)	320	5,201	5,521	1,875	12/31/2006	1997
51 Patel Way	Clarksville	TN	—	800	10,322	9,261	—	(619)	833	18,931	19,764	5,182	12/19/2012	2005
2900 Westside Drive NW	Cleveland	TN	—	305	3,627	2,533	—	(284)	305	5,876	6,181	2,263	11/19/2004	1998
1010 East Spring Street	Cookeville	TN	—	322	3,828	2,226	—	(230)	322	5,824	6,146	2,476	11/19/2004	1998
105 Sunrise Circle	Franklin	TN	—	322	3,833	1,588	—	(268)	329	5,146	5,475	2,250	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	—	280	3,327	2,293	—	(212)	282	5,406	5,688	2,154	11/19/2004	1998
2025 Caldwell Drive (5)	Goodlettsville	TN	—	400	3,507	8,547	—	(202)	400	11,852	12,252	4,344	2/28/2003	1998
1200 North Parkway	Jackson	TN	—	295	3,506	2,004	—	(300)	299	5,206	5,505	1,941	11/19/2004	1999
550 Deer View Way	Jefferson City	TN	—	940	8,057	2,546	—	(228)	948	10,367	11,315	2,821	10/15/2013	2001

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2023
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
10914 Kingston Pike	Knoxville	TN	—	613	12,410	1,414	—	—	613	13,824	14,437	2,673	6/29/2018	2008
3030 Holbrook Drive	Knoxville	TN	—	352	7,128	1,985	—	—	360	9,105	9,465	1,798	6/29/2018	1999
100 Chatuga Drive West	Loudon	TN	—	580	16,093	33,065	—	—	580	49,158	49,738	5,306	1/19/2018	2003
511 Pearson Springs Road (5)	Maryville	TN	—	300	3,207	100	—	(192)	300	3,115	3,415	1,625	2/28/2003	1998
1710 Magnolia Boulevard	Nashville	TN	—	750	6,750	18,680	—	(1,190)	750	24,240	24,990	6,876	6/3/2005	1979
350 Volunteer Drive	Paris	TN	—	110	12,100	2,011	—	(905)	110	13,206	13,316	2,469	6/29/2016	1997
971 State Hwy 121 (5)	Allen	TX	—	2,590	17,912	—	—	—	2,590	17,912	20,502	6,884	8/21/2008	2006
6818 Austin Center Boulevard (5)	Austin	TX	—	1,540	27,467	4,283	—	(862)	1,620	30,808	32,428	11,254	10/31/2008	1994
7600 N Capital Texas Highway	Austin	TX	—	300	4,557	1,608	—	—	300	6,165	6,465	1,980	12/22/2010	1996
4620 Bellaire Boulevard	Bellaire	TX	—	1,238	11,010	7,166	—	(1,011)	1,325	17,078	18,403	10,260	10/1/2012	1991
120 Crosspoint Drive	Boerne	TX	—	220	4,926	1,873	—	—	227	6,792	7,019	2,480	2/7/2008	1990
4015 Interstate 45	Conroe	TX	—	620	14,074	2,285	—	(373)	620	15,986	16,606	5,142	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	—	2,300	25,200	11,156	—	(1,822)	2,324	34,510	36,834	10,833	12/15/2011	1989
7831 Park Lane	Dallas	TX	—	4,709	27,768	26,448	—	(3,163)	5,432	50,330	55,762	22,734	1/11/2002	1990
1575 Belvidere Street	El Paso	TX	—	2,301	13,567	10,846	—	(1,779)	2,316	22,619	24,935	9,932	1/11/2002	1987
96 Frederick Road	Fredericksburg	TX	—	280	4,866	6,976	—	(182)	280	11,660	11,940	3,580	2/7/2008	1999
6435 S.F.M. 549	Heath	TX	—	1,135	7,892	1,152	(288)	(1,493)	1,192	7,206	8,398	1,094	12/31/2012	2004
13215 Dotson Road (5)	Houston	TX	—	990	13,887	2,338	—	(735)	990	15,490	16,480	4,403	7/17/2012	2007
777 North Post Oak Road	Houston	TX	—	5,537	32,647	36,370	—	(4,749)	5,540	64,265	69,805	27,118	1/11/2002	1989
10030 North MacArthur Boulevard	Irving	TX	—	2,186	15,869	3,319	—	—	2,186	19,188	21,374	3,912	1/29/2015	1999
9812 Slide Road (5)	Lubbock	TX	—	1,110	9,798	680	—	—	1,110	10,478	11,588	3,474	6/4/2010	2009
605 Gateway Central	Marble Falls	TX	—	1,440	7,125	2,319	—	(502)	1,440	8,942	10,382	2,713	12/19/2012	1994 / 2002
7150 N. President George Bush Turnpike (5)	North Garland	TX	—	1,981	8,548	1,203	(346)	(1,616)	1,941	7,829	9,770	1,179	12/31/2012	2006
500 Coit Road	Plano	TX	—	3,463	44,841	324	—	—	3,468	45,160	48,628	4,844	12/20/2019	2016
2265 North Lakeshore Drive (5)	Rockwall	TX	—	497	3,582	11	—	—	497	3,593	4,090	798	1/29/2015	2013
18302 Talavera Ridge	San Antonio	TX	—	6,855	30,630	160	—	—	6,855	30,790	37,645	6,828	1/29/2015	2008
21 Spurs Lane	San Antonio	TX	—	3,141	23,142	5,271	—	(68)	3,192	28,294	31,486	6,851	4/10/2014	2006
311 West Nottingham Place	San Antonio	TX	—	4,283	25,256	17,068	—	(3,823)	4,359	38,425	42,784	18,283	1/11/2002	1989
511 & 575 Knights Cross Drive	San Antonio	TX	—	2,300	20,400	4,573	—	(1,150)	2,306	23,817	26,123	8,257	11/17/2009	2003
5055 West Panther Creek Drive	Woodlands	TX	—	3,694	21,782	12,628	—	(3,490)	3,706	30,908	34,614	14,733	1/11/2002	1988
491 Crestwood Drive	Charlottesville	VA	—	641	7,633	3,473	—	(732)	646	10,369	11,015	4,569	11/19/2004	1998
1005 Elysian Place	Chesapeake	VA	—	2,370	23,705	3,823	—	(791)	2,381	26,726	29,107	8,476	6/20/2011	2006
4027 Martinsburg Pike (5)	Clear Brook	VA	—	3,775	21,768	—	—	—	3,775	21,768	25,543	4,853	1/29/2015	2013

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2023
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
4001 Fair Ridge Drive (5)	Fairfax	VA	—	2,500	7,147	3,769	—	(222)	2,646	10,548	13,194	3,985	12/22/2008	1990
20 HeartFields Lane	Fredericksburg	VA	—	287	8,480	2,661	—	(884)	287	10,257	10,544	5,048	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	—	1,103	13,126	5,611	—	(1,340)	1,108	17,392	18,500	7,410	11/19/2004	1996
655 Denbigh Boulevard	Newport News	VA	—	581	6,921	2,649	—	(553)	584	9,014	9,598	3,939	11/19/2004	1998
6160 Kempsville Circle (5)	Norfolk	VA	—	3,263	7,615	4,771	—	(115)	3,374	12,160	15,534	2,660	12/22/2017	1987
6161 Kempsville Road (5)	Norfolk	VA	—	1,530	9,531	4,336	—	(686)	1,530	13,181	14,711	4,690	12/22/2008	1999
6311 Granby Street	Norfolk	VA	—	1,920	16,538	5,430	—	(595)	1,932	21,361	23,293	6,874	6/20/2011	2005
885 Kempsville Road (5)	Norfolk	VA	—	1,780	8,354	3,857	—	(976)	2,014	11,001	13,015	3,893	5/20/2009	1981
531 Wythe Creek Road	Poquoson	VA	—	220	2,041	1,671	—	(275)	220	3,437	3,657	1,337	5/30/2003	1987
10800 Nuckols Road (7)	Glen Allen	VA	9,109	2,863	11,105	1,687	—	—	2,863	12,792	15,655	2,066	3/28/2018	2000
3000 Skipwith Road	Richmond	VA	—	732	8,717	2,253	—	(655)	732	10,315	11,047	4,508	11/19/2004	1999
9900 Independence Park Drive	Richmond	VA	—	326	3,166	636	—	(226)	326	3,576	3,902	983	11/22/2011	2005
9930 Independence Park Drive	Richmond	VA	—	604	4,975	1,194	—	(84)	700	5,989	6,689	1,823	11/22/2011	2005
5620 Wesleyan Drive	Virginia Beach	VA	—	893	7,926	4,409	—	(283)	893	12,052	12,945	7,307	9/1/2012	1990
4132 Longhill Road	Williamsburg	VA	—	270	2,468	1,875	(945)	(1,583)	162	1,923	2,085	270	5/30/2003	1987
440 McLaws Circle	Williamsburg	VA	—	1,466	17,340	859	—	(1,040)	1,466	17,159	18,625	3,298	6/29/2016	1998
516 Kenosia Avenue South	Kent	WA	—	1,300	8,458	3,835	—	(304)	1,368	11,921	13,289	3,923	7/31/2012	1971
555 16th Avenue (5)	Seattle	WA	—	256	4,869	68	—	(513)	256	4,424	4,680	3,333	11/1/1993	1964
3003 West Good Hope Road (5)	Glendale	WI	—	1,500	33,747	—	—	—	1,500	33,747	35,247	12,023	9/30/2009	1963
7007 North Range Line Road	Glendale	WI	—	250	3,797	—	—	—	250	3,797	4,047	1,353	9/30/2009	1964
215 Washington Street (5)	Grafton	WI	—	500	10,058	—	—	—	500	10,058	10,558	3,583	9/30/2009	2009
N168W22022 Main Street	Jackson	WI	—	188	5,962	1,383	—	(308)	192	7,033	7,225	1,741	12/1/2014	2005
8351 Sheridan Road	Kenosha	WI	—	750	7,669	1,621	—	—	758	9,282	10,040	3,328	1/1/2008	2000
5601 Burke Road	Madison	WI	—	700	7,461	2,086	—	—	712	9,535	10,247	3,436	1/1/2008	2000
7707 N. Brookline Drive	Madison	WI	—	2,615	35,545	4,605	—	(509)	2,631	39,625	42,256	9,978	12/1/2014	1999 / 2004
10803 North Port Washington Road	Mequon	WI	—	800	8,388	3,922	—	(221)	805	12,084	12,889	3,633	1/1/2008	1999
701 East Puetz Road	Oak Creek	WI	—	650	18,396	3,331	—	(213)	1,375	20,789	22,164	8,330	1/1/2008	2001
W231 N1440 Corporate Court (5)	Pewaukee	WI	—	3,900	41,140	—	—	—	3,900	41,140	45,040	14,656	9/30/2009	1994
8348 & 8400 Washington Avenue (5)	Racine	WI	—	1,150	22,436	—	—	—	1,150	22,436	23,586	7,993	9/30/2009	1986
1221 North 26th Street (5)	Sheboygan	WI	—	300	975	—	—	—	300	975	1,275	348	9/30/2009	1987
1222 North 23rd Street (5)	Sheboygan	WI	—	120	4,014	—	—	—	120	4,014	4,134	1,430	9/30/2009	1987
2414 Kohler Memorial Drive (5)	Sheboygan	WI	—	1,400	35,168	—	—	—	1,400	35,168	36,568	12,529	9/30/2009	1986

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2023
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1125 N Edge Trail	Verona	WI	—	1,365	9,581	2,095	—	(458)	1,372	11,211	12,583	3,126	11/1/2013	2001
3289 North Mayfair Road (5)	Wauwatosa	WI	—	2,300	6,245	—	—	—	2,300	6,245	8,545	2,225	9/30/2009	1964
503 South 18th Street	Laramie	WY	—	191	3,632	4,623	—	(941)	202	7,303	7,505	3,879	12/30/1993	1964
1901 Howell Avenue	Worland	WY	—	132	2,508	5,502	—	(649)	132	7,361	7,493	3,178	12/30/1993	1970
		Total	$13,020	$630,902	$4,726,568	$1,941,514	$(124,053)	$(356,464)	$652,977	$6,165,490	$6,818,467	$2,020,843
	Property Held for Sale		—	1,900	12,858	1,943	(2,790)	(4,534)	1,464	7,913	9,377	—
	Grand Total		$13,020	$632,802	$4,739,426	$1,943,457	$(126,843)	$(360,998)	$654,441	$6,173,403	$6,827,844	$2,020,843
(1)    Represents mortgage debts and finance leases.
(2)    Represents reclassifications between accumulated depreciation and buildings, improvements and equipment made to record certain properties at fair value in accordance with GAAP.
(3)    Aggregate cost for federal income tax purposes is approximately $7,189,441.
(4)    We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.
(5)    These properties are collateral for our $940,534 senior secured notes due 2026.
(6)    These properties are subject to our $3,911 of finance leases.
(7)    These properties are collateral for our $9,109 of mortgage notes.

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(dollars in thousands)
Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance as of December 31, 2020	$7,410,730	$1,694,901
Additions	229,735	223,039
Disposals	(910,372)	(158,523)
Impairment	174	—
Cost basis adjustment (1)	(29,762)	(29,762)
Reclassification of assets held for sale, net	113,051	8,152
Balance as of December 31, 2021	6,813,556	1,737,807
Additions	372,443	220,536
Disposals	(452,233)	(96,788)
Cost basis adjustment (1)	(40,838)	(33,203)
Reclassification of assets held for sale, net	(385)	—
Balance as of December 31, 2022	6,692,543	1,828,352
Additions	241,720	264,171
Disposals	(16,750)	—
Impairment	(18,380)	—
Cost basis adjustment (1)	(71,608)	(71,608)
Reclassification of assets held for sale, net	(9,058)	(72)
Balance as of December 31, 2023	$6,818,467	$2,020,843
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

DIVERSIFIED HEALTHCARE TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto President and Chief Executive Officer
Dated: February 26, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Bilotto	President and Chief Executive Officer	February 26, 2024
Christopher J. Bilotto

/s/ Matthew C. Brown	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 26, 2024
Matthew C. Brown

/s/ Jennifer F. Francis	Managing Trustee	February 26, 2024
Jennifer F. Francis

/s/ John L. Harrington	Independent Trustee	February 26, 2024
John L. Harrington

/s/ Phyllis M. Hollis	Independent Trustee	February 26, 2024
Phyllis M. Hollis

/s/ Lisa Harris Jones	Independent Trustee	February 26, 2024
Lisa Harris Jones

/s/ Adam D. Portnoy	Managing Trustee	February 26, 2024
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 26, 2024
Jeffrey P. Somers