Form 10-Q
period 2024-03-31
DIVERSIFIED HEALTHCARE TRUST
filed 2024-05-06
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of May 1, 2024: 240,393,722

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

March 31, 2024

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Real estate properties:
Land	$641,481	$652,977
Buildings and improvements	6,129,767	6,165,490
Total real estate properties, gross	6,771,248	6,818,467
Accumulated depreciation	(2,062,327)	(2,020,843)
Total real estate properties, net	4,708,921	4,797,624

Investments in unconsolidated joint ventures	130,299	129,916
Assets of properties held for sale	38,107	9,447
Cash and cash equivalents	207,123	245,939
Restricted cash	1,040	1,022
Equity method investment	15,740	—
Acquired real estate leases and other intangible assets, net	31,723	33,948
Other assets, net	215,084	228,240
Total assets	$5,348,037	$5,446,136

Liabilities and Shareholders' Equity
Senior secured notes, net	$751,890	$731,211
Senior unsecured notes, net	2,073,757	2,072,618
Secured debt and finance leases, net	12,197	13,020
Liabilities of properties held for sale	218	32
Accrued interest	23,751	22,847
Other liabilities	237,521	269,517
Total liabilities	3,099,334	3,109,245

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 240,393,722 and 240,423,898 shares issued and outstanding, respectively	2,404	2,405
Additional paid in capital	4,618,950	4,618,470
Cumulative net income	1,692,019	1,778,278
Cumulative other comprehensive loss	(4)	—
Cumulative distributions	(4,064,666)	(4,062,262)
Total shareholders' equity	2,248,703	2,336,891
Total liabilities and shareholders' equity	$5,348,037	$5,446,136

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental income	$62,650	$66,438
Residents fees and services	308,126	279,592
Total revenues	370,776	346,030

Expenses:
Property operating expenses	307,604	286,080
Depreciation and amortization	70,133	64,800
General and administrative	7,568	5,873
Acquisition and certain other transaction related costs	86	93
Impairment of assets	12,142	5,925
Total expenses	397,533	362,771

(Loss) gain on sale of properties	(5,874)	1,233
Gains and losses on equity securities, net	—	8,126
Interest and other income	2,237	4,195
Interest expense (including net amortization of debt discounts, premiums and issuance costs of $24,863 and $2,074, respectively)	(57,576)	(47,780)
Loss on modification or early extinguishment of debt	—	(1,075)
Loss before income tax (expense) benefit and equity in net earnings (losses) of investees	(87,970)	(52,042)
Income tax (expense) benefit	(187)	31
Equity in net earnings (losses) of investees	1,898	(647)
Net loss	$(86,259)	$(52,658)

Other comprehensive loss:
Equity in unrealized losses of an investee	(4)	—
Other comprehensive loss	(4)	—
Comprehensive loss	$(86,263)	$(52,658)

Weighted average common shares outstanding (basic and diluted)	239,193	238,589

Per common share amounts (basic and diluted):
Net loss	$(0.36)	$(0.22)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2023:	240,423,898	$2,405	$4,618,470	$1,778,278	$—	$(4,062,262)	$2,336,891
Net loss	—	—	—	(86,259)	—	—	(86,259)
Equity in unrealized losses of an investee	—	—	—	—	(4)	—	(4)
Distributions	—	—	—	—	—	(2,404)	(2,404)
Share grants	—	—	558	—	—	—	558
Share repurchases	(30,176)	(1)	(78)	—	—	—	(79)
Balance at March 31, 2024:	240,393,722	$2,404	$4,618,950	$1,692,019	$(4)	$(4,064,666)	$2,248,703

Balance at December 31, 2022:	239,694,842	$2,397	$4,617,031	$2,071,850	$—	$(4,052,667)	$2,638,611
Net loss	—	—	—	(52,658)	—	—	(52,658)
Distributions	—	—	—	—	—	(2,397)	(2,397)
Share grants	—	—	270	—	—	—	270
Share repurchases	(5,975)	—	(6)	—	—	—	(6)
Share forfeitures	(6,400)	—	(1)	—	—	—	(1)
Balance at March 31, 2023:	239,682,467	$2,397	$4,617,294	$2,019,192	$—	$(4,055,064)	$2,583,819
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(86,259)	$(52,658)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	70,133	64,800
Net amortization of debt discounts, premiums and issuance costs	24,863	2,074
Straight line rental income	(291)	(2,448)
Amortization of acquired real estate leases and other intangible assets, net	28	(311)
Loss on modification or early extinguishment of debt	—	1,075
Impairment of assets	12,142	5,925
Loss (gain) on sale of properties	5,874	(1,233)
Gains and losses on equity securities, net	—	(8,126)
Other non-cash adjustments, net	(385)	(674)
Unconsolidated joint venture distributions	1,231	1,411
Equity in net (earnings) losses of investees	(1,898)	647
Change in assets and liabilities:
Deferred leasing costs, net	(669)	(1,954)
Other assets	10,102	15,499
Accrued interest	904	2,540
Other liabilities	(7,173)	(20,525)
Net cash provided by operating activities	28,602	6,042

Cash flows from investing activities:
Real estate improvements	(46,723)	(60,292)
Proceeds from sale of properties, net	3,343	3,548
Investment in AlerisLife Inc.	(15,459)	—
Net cash used in investing activities	(58,839)	(56,744)

Cash flows from financing activities:
Repayments of borrowings on credit facility	—	(250,000)
Repayment of other debt	(822)	(538)
Payment of debt issuance costs	(5,257)	(1,990)
Repurchase of common shares	(78)	(6)
Distributions to shareholders	(2,404)	(2,397)
Net cash used in financing activities	(8,561)	(254,931)

Decrease in cash and cash equivalents and restricted cash	(38,798)	(305,633)
Cash and cash equivalents and restricted cash at beginning of period	246,961	688,302
Cash and cash equivalents and restricted cash at end of period	$208,163	$382,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Interest paid	$31,809	$43,166
Income taxes paid	$—	$—

Non-cash investing activities:
Receivable from AlerisLife Inc. tender offer	$—	$14,006
Real estate improvements accrued, not paid	$17,369	$20,195
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of March 31,
	2024	2023
Cash and cash equivalents	$207,123	$380,117
Restricted cash (1)	1,040	2,552
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$208,163	$382,669
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation
The accompanying condensed consolidated financial statements of Diversified Healthcare Trust and its subsidiaries, or we, us, or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023, or our Annual Report.
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
The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in our condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and impairments of real estate and intangible assets.
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
Note 2.  Recent Accounting Pronouncements

On November 27, 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the Chief Operating Decision Maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, or ASC 280, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact ASU No. 2023-07 will have on our consolidated financial statements and disclosures.
On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance their annual income tax disclosures by requiring: (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 should be applied prospectively but entities have the option to apply it retrospectively to all prior periods presented in the financial statements. ASU No. 2023-09 is effective for annual periods

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU No. 2023-09 will have on our consolidated financial statements and disclosures.
Note 3.  Real Estate and Other Investments
As of March 31, 2024, we owned 371 properties located in 36 states and Washington, D.C., including four properties classified as held for sale and two closed senior living communities, and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states.
Acquisitions and Dispositions:
We did not acquire any properties during the three months ended March 31, 2024.
During the three months ended March 31, 2024, we sold one property for a sales price of $3,600, excluding closing costs, as presented in the table below. The sale of this property does not represent a significant disposition and we do not believe this sale represents a strategic shift in our business. As a result, the results of operations for this property are included in continuing operations through the date of sale of such property in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Sales Price (1)	Loss on Sale
March 2024	Arizona	Medical Office	1	$3,600	$5,874
(1)Sales price excludes closing costs.
As of March 31, 2024, we had four properties classified as held for sale in our condensed consolidated balance sheet as follows:

Type of Property	Number of Properties	Real Estate Properties, Net
Medical Office and Life Science	3	$34,245
Senior Living	1	1,525
	4	$35,770
As of May 2, 2024, we had two properties under agreements to sell for an aggregate sales price of approximately $10,375, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.
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
During the three months ended March 31, 2024, we recorded impairment charges of $12,142 related to two medical office properties that were classified as held for sale as of March 31, 2024.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Equity Method Investments in Unconsolidated Joint Ventures:
As of March 31, 2024, we had equity investments in unconsolidated joint ventures as follows:

Joint Venture	DHC Ownership	DHC Carrying Value of Investment at March 31, 2024	Number of Properties	Location	Square Feet
Seaport Innovation LLC	10%	$85,922	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	44,377	10	CA, MA, NY, TX, WA	1,068,763
		$130,299	11		2,203,242
The following table provides a summary of the mortgage debts of these joint ventures:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance at March 31, 2024 (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2) (3)	3.53%	11/6/2028	$620,000
Mortgage Notes Payable (secured by nine properties in five states) (4)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (4) (5)	6.38%	2/9/2025	266,825
	4.22%		$1,076,625
(1)Amounts are not adjusted for our minority equity interest.
(2)We provide certain guaranties on this debt.
(3)This mortgage loan requires interest only payments until the anticipated repayment date on August 6, 2026, at which time all accrued and unpaid interest along with the principal balance of $620,000 is expected to be repaid. This mortgage loan matures on November 6, 2028 and any unpaid principal from the anticipated repayment date through the maturity date bears interest at a variable rate of the greater of 6.53% or the then effective U.S. swap rate for the swap terminating on the maturity date plus 5.00%.
(4)The debt securing these properties is non-recourse to us.
(5)This mortgage loan matures on February 9, 2025 and requires interest to be paid at an annual rate of the one month term secured overnight financing rate, or SOFR, plus a premium of 1.90%. This joint venture has also purchased an interest rate cap through February 2025 with a SOFR strike rate equal to 4.48% and an initial premium of $1,200. The maturity date of this mortgage loan is subject to two remaining one-year extension options.

We account for the unconsolidated joint venture for 10 medical office and life science properties in which we own a 20% equity interest, or the LSMD JV, and the unconsolidated joint venture for a life science property located in Boston, Massachusetts in which we own a 10% equity interest, or the Seaport JV, using the equity method of accounting under the fair value option. During the three months ended March 31, 2024 and 2023, respectively, we recognized a $1,613 and $(647) change in the fair value of our investments in our unconsolidated joint ventures. These amounts are included in equity in net earnings (losses) of investees in our condensed consolidated statements of comprehensive income (loss). See Note 6 for further information regarding the valuation of our investment in these joint ventures.
Equity Method Investment in AlerisLife:
As of March 31, 2024, we owned approximately 34.0% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We account for our 34.0% non-controlling interest in AlerisLife using the equity method of accounting.
As of March 31, 2024, our investment in AlerisLife had a carrying value of $15,740. The cost basis of our investment in AlerisLife exceeded our proportionate share of AlerisLife's total stockholders' equity book value on the date of acquisition of our initial interest in AlerisLife, which was February 16, 2024, by an aggregate of $29,500. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 21 years, the weighted average remaining useful life of the real estate assets owned by AlerisLife and the intangible contract asset with us as of the date of acquisition. We recorded amortization of the basis difference of $174 for the three months ended March 31, 2024. We recognized income of $111 related to our investment in AlerisLife for the three months ended March 31, 2024. These amounts are included in equity in net earnings (losses) of investees in our condensed consolidated statements of comprehensive income (loss). See Note 11 for further information regarding our investment in AlerisLife.

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
We increased rental income to record revenue on a straight line basis by $291 and $2,448 for the three months ended March 31, 2024 and 2023, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $74,704 and $75,306 of straight line rent receivables at March 31, 2024 and December 31, 2023, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $11,350 and $11,986 for the three months ended March 31, 2024 and 2023, respectively, of which tenant reimbursements totaled $11,284 and $11,924, respectively.
Right of Use Asset and Lease Liability: For leases where we are the lessee, we recognized a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $22,555 and $22,937, respectively, as of March 31, 2024, and $23,366 and $23,748, respectively, as of December 31, 2023. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.
Note 5.  Indebtedness
Our principal debt obligations, excluding any debt obligations of our joint ventures, at March 31, 2024 were: (1) $2,100,000 outstanding principal amount of senior unsecured notes; (2) $940,534 outstanding principal amount of senior secured notes; and (3) $8,669 principal amount of mortgage debt secured by one property. The mortgaged property had a net book value of $13,466 at March 31, 2024. We also had two properties subject to finance leases that expire in 2026 with lease obligations totaling $3,528 at March 31, 2024; these two properties had an aggregate net book value of $22,365 at March 31, 2024.
Until its repayment in full on December 21, 2023, we had a $450,000 credit facility that was fully drawn. As of December 21, 2023, our former credit facility was paid off in full and the related credit agreement was terminated. The weighted average annual interest rate for borrowings under our former credit facility was 7.6% for the three months ended March 31, 2023. In January 2023, pursuant to the credit agreement, we repaid $113,627 in outstanding borrowings under our former credit facility and the commitments were reduced to $586,373. In February 2023, we and our lenders amended the credit agreement to reduce the commitments from $586,373 to $450,000 following our repayment of $136,373 in outstanding borrowings under our former credit facility, and as a result of that reduction in commitments, we recorded a loss on modification or early extinguishment of debt of $1,075 for the three months ended March 31, 2023.
As of March 31, 2024, all $940,534 of our senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by certain of our subsidiaries that own 95 properties, or the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries, and all $500,000 of our 9.75% senior notes due 2025 and all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries. The notes and related guarantees (other than our senior secured notes and the guarantees provided by the

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Collateral Guarantors) are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees as of March 31, 2024.
Our senior secured notes due 2026 and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. No cash interest will accrue on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value will equal the principal amount at maturity. During the three months ended March 31, 2024, we recognized discount accretion of $20,659 for our senior secured notes due 2026 in interest expense in our condensed consolidated statements of comprehensive income (loss). We have a one-time option to extend the maturity date of these notes by one year, to January 15, 2027, subject to satisfaction of certain conditions and payment of an extension fee. If we exercise this option, interest payments will be due semiannually during the extension period at an initial interest rate of 11.25% with increases of 50 basis points every 90 days these notes remain outstanding.
Note 6.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at March 31, 2024 and December 31, 2023, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of March 31, 2024	As of December 31, 2023
Description	Carrying Value	Carrying Value
Recurring Fair Value Measurements Assets:
Investment in unconsolidated joint venture (Level 3) (1)	$85,922	$85,699
Investment in unconsolidated joint venture (Level 3) (2)	$44,377	$44,217
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (Level 2) (3)	$19,744	$—
(1)The 10% equity interest we own in the Seaport JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are a discount rate of 8.00%, an exit capitalization rate of 6.00%, a holding period of 10 years and market rents. The assumptions made in the fair value analysis are based on the location, type and nature of the property, and current and anticipated market conditions, which are derived from appraisers. See Note 3 for further information regarding this joint venture.
(2)The 20% equity interest we own in the LSMD JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are discount rates of between 6.50% and 8.00%, exit capitalization rates of between 4.75% and 7.00%, holding periods of 10 years and market rents. The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from appraisers. See Note 3 for further information regarding this joint venture.
(3)We have assets in our condensed consolidated balance sheets that are measured at fair value on a non-recurring basis. During the three months ended March 31, 2024, we recorded impairment charges of $12,142 to reduce the carrying value of two medical office properties that are classified as held for sale to their estimated sales price, less estimated costs to sell, of $19,744 under agreements to sell that we have entered into with third parties. See Note 3 for further information about impairment charges and the properties we have classified as held for sale.
In addition to the assets described in the table above, our financial instruments at March 31, 2024 and December 31, 2023 included cash and cash equivalents, restricted cash, certain other assets, senior unsecured notes, senior secured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	As of March 31, 2024		As of December 31, 2023
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 9.750% coupon rate, due 2025	$497,892	$500,350	$497,454	$490,750
Senior secured notes, zero coupon rate, due 2026	751,890	798,419	731,211	771,981
Senior unsecured notes, 4.750% coupon rate, due 2028	495,065	405,400	494,746	384,110
Senior unsecured notes, 4.375% coupon rate, due 2031	494,060	374,350	493,845	375,000
Senior unsecured notes, 5.625% coupon rate, due 2042	343,041	200,480	342,946	211,400
Senior unsecured notes, 6.250% coupon rate, due 2046	243,699	153,600	243,627	154,000
Secured debt and finance leases (2)	12,197	11,638	13,020	12,284
	$2,837,844	$2,444,237	$2,816,849	$2,399,525
(1)Includes unamortized net discounts, premiums and debt issuance costs.
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
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of March 31, 2024 and December 31, 2023. We estimated the fair values of our three issuances of senior unsecured notes due 2025, 2028 and 2031 and our issuance of senior secured notes due 2026 using an average of the bid and ask price on Nasdaq on or about March 31, 2024 and December 31, 2023 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 7.  Shareholders' Equity
Common Share Purchases:
During the three months ended March 31, 2024, we purchased an aggregate of 30,176 of our common shares, valued at a weighted average share price of $2.58 per common share, from certain former employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions:
During the three months ended March 31, 2024, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.01	$2,404
On April 11, 2024, we declared a quarterly distribution to common shareholders of record on April 22, 2024 of $0.01 per share, or approximately $2,404. We expect to pay this distribution on or about May 16, 2024 using cash on hand.
Note 8.  Segment Reporting
We operate in, and report financial information for, the following two segments: Medical Office and Life Science Portfolio and senior housing operating portfolio, or SHOP. We aggregate the operating results of our properties in these two reporting segments based on their similar operating and economic characteristics. Our Medical Office and Life Science Portfolio segment primarily consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties primarily leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities on our behalf.
We also report “non-segment” operations, which consists of triple net leased senior living communities and wellness centers that are leased to third party operators from which we receive rents, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.

	For the Three Months Ended March 31, 2024
	Medical Office and Life Science Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$54,149	$—	$8,501	$62,650
Residents fees and services	—	308,126	—	308,126
Total revenues	54,149	308,126	8,501	370,776

Expenses:
Property operating expenses	23,897	283,416	291	307,604
Depreciation and amortization	20,740	46,922	2,471	70,133
General and administrative	—	—	7,568	7,568
Acquisition and certain other transaction related costs	—	—	86	86
Impairment of assets	12,142	—	—	12,142
Total expenses	56,779	330,338	10,416	397,533

Loss on sale of properties	(5,874)	—	—	(5,874)
Gains on equity securities, net	—	—	—	—
Interest and other income	—	—	2,237	2,237
Interest expense	(222)	(68)	(57,286)	(57,576)
Loss before income tax expense and equity in net earnings of investees	(8,726)	(22,280)	(56,964)	(87,970)
Income tax expense	—	—	(187)	(187)
Equity in net earnings of investees	1,613	—	285	1,898
Net loss	$(7,113)	$(22,280)	$(56,866)	$(86,259)

	As of March 31, 2024
	Medical Office and Life Science Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,834,609	$3,103,540	$409,888	$5,348,037

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2023
	Medical Office and Life Science Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$57,022	$—	$9,416	$66,438
Residents fees and services	—	279,592	—	279,592
Total revenues	57,022	279,592	9,416	346,030

Expenses:
Property operating expenses	23,515	262,329	236	286,080
Depreciation and amortization	20,035	42,152	2,613	64,800
General and administrative	—	—	5,873	5,873
Acquisition and certain other transaction related costs	—	—	93	93
Impairment of assets	2,308	3,617	—	5,925
Total expenses	45,858	308,098	8,815	362,771

Gain on sale of properties	—	1,233	—	1,233
Gains on equity securities, net	—	—	8,126	8,126
Interest and other income	—	—	4,195	4,195
Interest expense	(109)	(271)	(47,400)	(47,780)
Loss on modification or early extinguishment of debt	—	—	(1,075)	(1,075)
Income (loss) before income tax benefit and equity in net losses of investees	11,055	(27,544)	(35,553)	(52,042)
Income tax benefit	—	—	31	31
Equity in net losses of investees	(647)	—	—	(647)
Net income (loss)	$10,408	$(27,544)	$(35,522)	$(52,658)

	As of December 31, 2023
	Medical Office and Life Science Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,866,422	$3,134,978	$444,736	$5,446,136
Note 9. Senior Living Community Management Agreements
Our managed senior living communities are operated by third parties pursuant to management agreements. Five Star Senior Living, or Five Star, which is an operating division of AlerisLife, manages many of our SHOP communities. Five Star manages these communities for us pursuant to a master management agreement. AlerisLife guarantees the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements.
In connection with ABP Trust’s acquisition of AlerisLife on March 20, 2023, we amended the master management agreement with AlerisLife to eliminate any change of control default or event of default provisions. See Note 11 for further information regarding ABP Trust's acquisition of AlerisLife.
Our Senior Living Communities Managed by Five Star. Five Star managed 119 of our senior living communities as of both March 31, 2024 and 2023. We lease our senior living communities that are managed by Five Star to our taxable REIT subsidiaries, or TRSs.
We incurred management fees payable to Five Star of $10,407 and $10,014 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, $9,998 and $9,137, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $409 and $877, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We incurred fees of $10 and $879 for the three months ended March 31, 2024 and 2023, respectively, with respect to rehabilitation services Five Star provided at our senior living communities that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
We lease to Five Star space at certain of our senior living communities, which it uses to provide certain outpatient rehabilitation and wellness services.
Our Senior Living Communities Managed by Other Third Party Managers. Several other third party managers managed 111 of our senior living communities as of both March 31, 2024 and 2023. We lease our senior living communities that are managed by these third party managers to our TRSs.
In March 2024, we terminated our management agreement with one of our third party managers which manages certain of our communities located in Wisconsin and Illinois. We have transitioned these communities to another third party manager which we have an existing relationship with. The terms of the management agreement for these communities are generally consistent with the terms of the existing management agreements with our other third party managers. We paid termination and other fees of $1,106 during the second quarter of 2024, and expect to incur additional costs during 2024, related to the transition of these communities.
We incurred management fees payable to these third party managers of $5,725 and $5,238 for the three months ended March 31, 2024 and 2023, respectively. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended March 31,
Revenue from contracts with customers:	2024	2023
Basic housing and support services	$243,655	$222,187
Medicare and Medicaid programs	23,849	21,657
Private pay and other third party payer SNF services	40,622	35,748
Total residents fees and services	$308,126	$279,592
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
We recognized net business management fees of $4,878 and $3,270 for the three months ended March 31, 2024 and 2023, respectively. The net business management fees we recognized for the three months ended March 31, 2024 include $849 of estimated incentive fees based on our common share total return, as defined in our business management agreement. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of annual incentive fees for 2024, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2024, and will be payable in January 2025. We did not incur any incentive fee payable for the year ended December 31, 2023. We recognize business management and incentive fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We recognized aggregate net property management and construction supervision fees of $1,904 and $1,992 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, $1,538 and $1,463, respectively, of the total property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $366 and $529, respectively, were capitalized as building

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $3,728 and $3,533 for these expenses and costs for the three months ended March 31, 2024 and 2023, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss) for these periods.
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
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the majority owned subsidiary of RMR. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and, until the acquisition of AlerisLife by ABP Trust on March 20, 2023, the chair of the board of directors and a managing director of AlerisLife, and currently the sole director of AlerisLife. Jennifer F. Francis, our other Managing Trustee, our former President and Chief Executive Officer and a former managing director of AlerisLife served as an officer of RMR until December 31, 2023 and will remain an employee of RMR until her retirement on July 1, 2024. Our current President and Chief Executive Officer and our Chief Financial Officer and Treasurer are also employees and officers of RMR. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR, an officer of ABP Trust and secretary of AlerisLife and, until March 20, 2023, a managing director of AlerisLife. Certain of AlerisLife's officers are officers and employees of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as the chair of the board and as a managing trustee of these companies. Other officers of RMR, including Ms. Clark and certain of our officers, serve as managing trustees or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. As of March 31, 2024, ABP Trust and Mr. Portnoy owned 9.8% of our outstanding common shares.
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
In connection with the ALR Merger Agreement, on February 2, 2023, we agreed to tender all the AlerisLife common shares that we and our subsidiary then owned, into the tender offer at the tender offer price, subject to the right, but not the obligation, to purchase, on or before December 31, 2023, AlerisLife common shares at the tender offer price, and otherwise pursuant to a stockholders agreement to be entered into at the time of any such purchase. On December 20, 2023, we and ABP Trust extended our right to purchase AlerisLife common shares until March 31, 2024.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
On February 16, 2024, we exercised this purchase right and acquired, together with our applicable TRS, approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the tender offer price, for a total purchase price of $14,890, and we, our applicable TRS, ABP Trust and AlerisLife entered into a stockholders agreement. Following this acquisition, ABP Trust owns the remaining approximately 66.0% of AlerisLife.
See Note 9 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star).
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $6,080 as of March 31, 2024 and are included in other assets, net, in our condensed consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 10 for further information regarding those management agreements with RMR.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. We recognized rental income from RMR for this leased office space of $109 and $61 for the three months ended March 31, 2024 and 2023, respectively.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.
Note 12.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended March 31, 2024 and 2023, we recognized income tax expense of $187 and benefit of $31, respectively.
Note 13. Weighted Average Common Shares
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
OVERVIEW
We are a REIT organized under Maryland law that primarily owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of March 31, 2024, we owned 371 properties located in 36 states and Washington, D.C., including four properties classified as held for sale and two closed senior living communities. At March 31, 2024, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.2 billion.
As of March 31, 2024, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 98% leased with an average (by annualized rental income) remaining lease term of 5.1 years.
We are closely monitoring the impacts of the current economic and market conditions on all aspects of our business, including, but not limited to, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, geopolitical risks, economic downturns or a possible recession and changes in real estate utilization. We expect to experience continued volatility in labor, insurance and food costs in our SHOP segment.
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
We are encouraged by positive trends, including increases in rates and occupancy, in our SHOP segment. Additionally, we expect that favorable supply and demand dynamics in the senior living industry will enable our managers to generate better returns at our communities than we experienced in the years following the COVID-19 pandemic. While certain costs, primarily labor, insurance and food costs, have increased, we expect these cost increases to moderate, which will provide our managers the opportunity to increase rates in excess of increases in costs, resulting in improving returns to us.
For further information and risks relating to these economic uncertainties, including changes related to the COVID-19 pandemic, and their impact on our business and financial condition, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors" in our Annual Report.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

As of March 31, 2024	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q1 2024 Revenues	% of Q1 2024 Revenues	Q1 2024 NOI (3)	% of Q1 2024 NOI
Medical Office and Life Science Portfolio (4)	102	8,486,969	sq. ft.	$2,263,388	31.4%	$267	$54,149	14.6%	$30,252	47.9%
SHOP	232	25,220	units	4,540,601	63.1%	$180,040	308,126	83.1%	24,710	39.1%
Triple net leased senior living communities	27	2,062	units	202,907	2.8%	$98,403	5,377	1.5%	5,335	8.4%
Wellness centers	10	812,000	sq. ft.	194,416	2.7%	$239	3,124	0.8%	2,875	4.6%
Total	371			$7,201,312	100.0%		$370,776	100.0%	$63,172	100.0%

	Occupancy
	As of and For the Three Months Ended March 31,
	2024	2023
Medical Office and Life Science Portfolio (5)	82.9%	85.1%
SHOP	78.9%	76.9%
Triple net leased senior living communities	100.0%	100.0%
Wellness centers	100.0%	100.0%
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
(5)Medical office and life science property occupancy data is as of March 31, 2024 and 2023 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
During the three months ended March 31, 2024, we entered into new and renewal leases in our Medical Office and Life Science Portfolio segment as summarized in the following table (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended March 31, 2024
	New Leases	Renewals	Total
Square feet leased during the quarter	25	76	101
Weighted average rental rate change (by rentable square feet)	35.3%	7.0%	11.5%
Weighted average lease term (years)	6.3	2.9	3.6
Total leasing costs and concession commitments (1)	$1,418	$696	$2,114
Total leasing costs and concession commitments per square foot (1)	$56.49	$9.18	$20.95
Total leasing costs and concession commitments per square foot per year (1)	$8.97	$3.16	$5.88
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three months ended March 31, 2024, we entered into renewal leases at three of our wellness centers totaling 129,600 square feet at rates that were 7.5% higher than prior rents for the same space at a weighted average lease term of five years. We did not incur any leasing costs or concessions commitments for these renewals.
Lease Expiration Schedules
As of March 31, 2024, lease expirations in our Medical Office and Life Science Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2024	57	484,323	6.9%	6.9%	$12,366	5.6%	5.6%
2025	76	617,857	8.8%	15.7%	17,462	8.0%	13.6%
2026	57	739,881	10.5%	26.2%	23,389	10.7%	24.3%
2027	66	981,909	14.0%	40.2%	24,605	11.2%	35.5%
2028	54	1,161,376	16.5%	56.7%	35,975	16.4%	51.9%
2029	53	597,467	8.5%	65.2%	17,385	7.9%	59.8%
2030	25	300,877	4.3%	69.5%	7,750	3.5%	63.3%
2031	22	917,785	13.0%	82.5%	26,771	12.2%	75.5%
2032	16	268,698	3.8%	86.3%	11,869	5.4%	80.9%
2033 and thereafter	44	966,376	13.7%	100.0%	41,721	19.1%	100.0%
Total	470	7,036,549	100.0%		$219,293	100.0%

Weighted average remaining lease term (in years)		5.0			5.5
(1)Annualized rental income is based on rents pursuant to existing leases as of March 31, 2024, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.
As of March 31, 2024, lease expirations at our triple net leased senior living communities leased to third party operators and wellness centers were as follows (dollars in thousands):

Year	Number of Properties	Number of Units or Square Feet	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2024	—	—	$—	—%	—%
2025	—	—	—	—%	—%
2026	—	—	—	—%	—%
2027	4	533 units	4,612	11.8%	11.8%
2028	—	—	—	—%	11.8%
2029	1	155 units	547	1.4%	13.2%
2030	5	283 units and 129,500 sq. ft.	5,046	12.9%	26.1%
2031	—	—	—	—%	26.1%
2032	18	876 units	9,836	25.1%	51.2%
2033 and thereafter	9	215 units and 682,500 sq. ft.	19,148	48.8%	100.0%
Total	37		$39,189	100.0%
(1)Annualized rental income is based on rents pursuant to existing leases as of March 31, 2024. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
We operate in, and report financial information for, the following two segments: Medical Office and Life Science Portfolio and SHOP. We aggregate the operating results of our properties in these two reporting segments based on their similar operating and economic characteristics. Our Medical Office and Life Science Portfolio segment primarily consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties primarily leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities on our behalf.
We also report “non-segment” operations, which consists of triple net leased senior living communities and wellness centers that are leased to third party operators from which we receive rents, which we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
The following table summarizes the results of operations of each of our segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenues:
Medical Office and Life Science Portfolio	$54,149	$57,022
SHOP	308,126	279,592
Non-Segment	8,501	9,416
Total revenues	$370,776	$346,030

Net income (loss):
Medical Office and Life Science Portfolio	$(7,113)	$10,408
SHOP	(22,280)	(27,544)
Non-Segment	(56,866)	(35,522)
Net loss	$(86,259)	$(52,658)
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended March 31, 2024 to the three months ended March 31, 2023. Our definition of net operating income, or NOI, and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
NOI by segment:
Medical Office and Life Science Portfolio	$30,252	$33,507	$(3,255)	(9.7)%
SHOP	24,710	17,263	7,447	43.1%
Non-Segment	8,210	9,180	(970)	(10.6)%
Total NOI	63,172	59,950	3,222	5.4%

Depreciation and amortization	70,133	64,800	5,333	8.2%
General and administrative	7,568	5,873	1,695	28.9%
Acquisition and certain other transaction related costs	86	93	(7)	(7.5)%
Impairment of assets	12,142	5,925	6,217	104.9%
(Loss) gain on sale of properties	(5,874)	1,233	(7,107)	nm
Gains and losses on equity securities, net	—	8,126	(8,126)	(100.0)%
Interest and other income	2,237	4,195	(1,958)	(46.7)%
Interest expense	(57,576)	(47,780)	(9,796)	20.5%
Loss on modification or early extinguishment of debt	—	(1,075)	1,075	(100.0)%
Loss before income tax (expense) benefit and equity in net earnings (losses) of investees	(87,970)	(52,042)	(35,928)	69.0%
Income tax (expense) benefit	(187)	31	(218)	nm
Equity in net earnings (losses) of investees	1,898	(647)	2,545	nm
Net loss	$(86,259)	$(52,658)	$(33,601)	63.8%
    nm - not meaningful
Medical Office and Life Science Portfolio:

	Comparable Properties (1)		All Properties
	As of March 31,		As of March 31,
	2024	2023	2024	2023
Total properties	93	93	102	105
Total square feet	7,651	7,657	8,487	8,809
Occupancy	89.8%	92.9%	82.9%	85.1%

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Rental income	$52,344	$53,560	$(1,216)	(2.3)%	$1,805	$3,462	$54,149	$57,022	$(2,873)	(5.0)%
Property operating expenses	(21,771)	(20,671)	1,100	5.3%	(2,126)	(2,844)	(23,897)	(23,515)	382	1.6%
NOI	$30,573	$32,889	$(2,316)	(7.0)%	$(321)	$618	$30,252	$33,507	$(3,255)	(9.7)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2023; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income decreased at our comparable properties primarily due to vacancies at certain of our properties, partially offset by increased parking revenue at one of our properties. Rental income also decreased at our non-comparable properties primarily due to a tenant default at one of our properties, partially offset by an increase in rental income at one of our recently redeveloped properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses at our comparable properties is primarily due to an increase in repairs and maintenance expense, real estate taxes and other direct costs. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since January 1, 2023.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended March 31,		Ended March 31,
	2024	2023	2024	2023
Total properties	229	229	232	234
Number of units	25,160	25,160	25,220	25,327
Occupancy	79.0%	77.1%	78.9%	76.9%
Average monthly rate (2)	$5,165	$4,837	$5,165	$4,837

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Residents fees and services	$308,111	$279,416	$28,695	10.3%	$15	$176	$308,126	$279,592	$28,534	10.2%
Property operating expenses	(282,820)	(261,805)	21,015	8.0%	(596)	(524)	(283,416)	(262,329)	21,087	8.0%
NOI	$25,291	$17,611	$7,680	43.6%	$(581)	$(348)	$24,710	$17,263	$7,447	43.1%
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since January 1, 2023; excludes communities classified as held for sale, closed or out of service, if any.
(2)Average monthly rate reflects the average monthly residents fees and services per occupied unit for the period presented. The average monthly rate is calculated based on the actual number of days during the period.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of community level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, dietary expenses, insurance costs and other direct costs, partially offset by reduced contract labor.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.

Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Three Months Ended March 31,				As of and For the Three Months Ended March 31,
	2024		2023		2024		2023
Total properties:
Triple net leased senior living communities	26		26		27		27
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.49	x	1.47	x	1.49	x	1.47	x
Wellness centers (3)	1.67	x	1.72	x	1.67	x	1.72	x

	Three Months Ended March 31,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Rental income	$8,360	$9,416	$(1,056)	(11.2)%	$141	$—	$8,501	$9,416	$(915)	(9.7)%
Property operating expenses	(250)	(236)	14	5.9%	(41)	—	(291)	(236)	55	23.3%
NOI	$8,110	$9,180	$(1,070)	(11.7)%	$100	$—	$8,210	$9,180	$(970)	(10.6)%
(1)Non-segment operations consists of all of our other operations, including certain senior living communities and wellness centers that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since January 1, 2023; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented are based upon the operating results provided by our tenants for the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the annualized operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by annualized rental income. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale, if any, or for which there was a transfer of operations during the periods presented. Excludes rent coverage for one of our closed senior living communities, the tenant of which was in default under the applicable lease with us as of March 31, 2024.
Rental income. Rental income decreased at our comparable properties primarily due to a cash settlement and higher cash rents received during the three months ended March 31, 2023 from a tenant previously in default under leases for six of our wellness centers. In January 2023, we agreed to amend the lease for three of these wellness centers and repossess the remaining three wellness centers. The three wellness centers we repossessed were subsequently re-leased to other tenants.
Property operating expenses. Property operating expenses consist of real estate taxes, insurance and other expenses that are not paid directly by our tenants. There was not a significant change in property operating expenses.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the purchase of capital improvements at certain of our properties, partially offset by certain depreciable assets becoming fully depreciated and dispositions since January 1, 2023.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to $849 of estimated business management incentive fees that we recognized for the three months ended March 31, 2024 as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period and an increase in our business management fees of $759.
Acquisition and certain other transaction related costs. Acquisition and certain other transaction related costs primarily represent costs incurred with acquisitions and non-recurring transactions that we expensed under GAAP.

Impairment of assets. For information about our asset impairment charges, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
(Loss) gain on sale of properties. For information regarding (loss) gain on sale of properties, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represent the net unrealized losses to adjust our investment in AlerisLife to its fair value. For further information regarding our investment in AlerisLife, see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The decrease in interest and other income is primarily due to lower average invested cash balances, partially offset by increased interest rates on invested cash balances during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Interest expense. Interest expense increased primarily due to the issuance of $940,534 of our senior secured notes due 2026 in December 2023, resulting in discount accretion of $20,659 in the 2024 period. This increase was partially offset by the repayment and termination of our former credit facility and the redemption of $250,000 of our senior notes that were scheduled to mature in May 2024. The net proceeds from our $940,534 senior secured notes due 2026 were used to make these repayments aggregating $700,000.
Income tax (expense) benefit. Income tax (expense) benefit is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net earnings (losses) of investees. Equity in net earnings (losses) of investees is the change in the fair value of our investments in our joint ventures and also represents our proportionate share of the earnings of our equity method investment in AlerisLife. For further information regarding our investment in AlerisLife, see Notes 3 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the Securities and Exchange Commission, or the SEC, including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three months ended March 31, 2024 and 2023. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of properties, equity in net earnings or losses of investees, loss on impairment of real estate assets, gains or losses on equity securities, net, if any, and including adjustments to reflect our proportionate share of FFO of our equity method investees, plus real estate depreciation and amortization of consolidated properties, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below including similar adjustments for our unconsolidated joint ventures, if any, and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
Our calculations of FFO and Normalized FFO for the three months ended March 31, 2024 and 2023 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	Three Months Ended March 31,
	2024	2023
Net loss	$(86,259)	$(52,658)
Depreciation and amortization	70,133	64,800
Loss (gain) on sale of properties	5,874	(1,233)
Impairment of assets	12,142	5,925
Gains on equity securities, net	—	(8,126)
Equity in net (earnings) losses of investees	(1,898)	647
Share of FFO from unconsolidated joint ventures	2,014	1,999
Adjustments to reflect our share of FFO attributable to an equity method investment	582	(1,586)
FFO	2,588	9,768

Business management incentive fees (1)	849	—
Acquisition and certain other transaction related costs	86	93
Loss on modification or early extinguishment of debt	—	1,075
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	—	1,576
Normalized FFO	$3,523	$12,512

Weighted average common shares outstanding (basic and diluted)	239,193	238,589

Per common share data (basic and diluted):
Net loss	$(0.36)	$(0.22)
FFO	$0.01	$0.04
Normalized FFO	$0.01	$0.05
Distributions declared	$0.01	$0.01
(1)Incentive fees under our business management agreement are payable after the end of each calendar year, are calculated based on common share total return, as defined, and are included in general and administrative expense in our condensed consolidated statements of comprehensive income (loss). In calculating net income (loss) in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income (loss), we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined.
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net loss to NOI for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Reconciliation of Net Loss to NOI:
Net loss	$(86,259)	$(52,658)

Equity in net (earnings) losses of investees	(1,898)	647
Income tax expense (benefit)	187	(31)
Loss before income tax (expense) benefit and equity in net earnings (losses) of investees	(87,970)	(52,042)
Loss on modification or early extinguishment of debt	—	1,075
Interest expense	57,576	47,780
Interest and other income	(2,237)	(4,195)
Gains on equity securities, net	—	(8,126)
Loss (gain) on sale of properties	5,874	(1,233)
Impairment of assets	12,142	5,925
Acquisition and certain other transaction related costs	86	93
General and administrative	7,568	5,873
Depreciation and amortization	70,133	64,800
Total NOI	$63,172	$59,950

Medical Office and Life Science Portfolio NOI	$30,252	$33,507
SHOP NOI	24,710	17,263
Non-Segment NOI	8,210	9,180
Total NOI	$63,172	$59,950
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of cash to meet operating and capital expenses, pay our debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities and proceeds from the disposition of certain properties. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations and make distributions to our shareholders for at least the next 12 months. Our future cash flows from operating activities will depend primarily upon:
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
Although the senior living industry has been adversely affected by a slow recovery from the COVID-19 pandemic, as well as economic and market conditions, there have been signs of recovery. While we are encouraged by positive trends, including increases in rates and occupancy in our SHOP segment and favorable supply and demand dynamics in the senior living industry, generally, we cannot be sure that these trends will continue to benefit us and any benefits we do realize may be uneven. While we continue to experience volatility in labor, insurance and food costs in our SHOP segment, we expect increases in these costs to moderate and we continue to work with our senior living operators to manage these costs and to increase rates and occupancy at our communities, which we believe will enable our managers to generate better returns to us.

We also continue to invest capital in our SHOP segment in order to capitalize on these positive trends and increase the probability of higher cash flows to us.
On December 21, 2023, we completed a private offering of $940.5 million in aggregate principal amount at maturity of senior secured notes due January 2026, with a one-year extension option. The net proceeds from the offering were approximately $730.4 million after deducting initial purchaser discounts and estimated offering costs. We used a portion of the net proceeds to repay in full the $450.0 million outstanding under our then secured credit facility and to redeem $250.0 million of our senior notes that were scheduled to mature in May 2024. As a result of these transactions, we have no significant debt maturities until June 2025 when $500.0 million of our senior notes will become due, and as of March 31, 2024, we had $207.1 million of cash and cash equivalents. Additionally, as of March 31, 2024, our ratio of consolidated income available for debt service to debt service is above the 1.5x incurrence requirement under our senior notes, on a pro forma basis. We are able to refinance existing or maturing debt and issue new debt as long as this ratio is at or above 1.5x on a pro forma basis at the time of such refinancing or issuance.
Until its repayment in full and termination on December 21, 2023, we had a $450.0 million credit facility that was fully drawn.
During the three months ended March 31, 2024, we sold one property for a sales price of $3.6 million, excluding closing costs. As of May 2, 2024, we had two properties under agreements to sell for an aggregate sales price of approximately $10.4 million, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents and restricted cash at beginning of period	$246,961	$688,302
Net cash provided by (used in):
Operating activities	28,602	6,042
Investing activities	(58,839)	(56,744)
Financing activities	(8,561)	(254,931)
Cash and cash equivalents and restricted cash at end of period	$208,163	$382,669
Our Operating Liquidity and Resources
We generally receive minimum rents from tenants at our medical office and life science properties, triple net leased senior living communities and wellness centers monthly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from tenants at certain of our senior living communities monthly, quarterly or annually.
The change in cash provided by operating activities for the three months ended March 31, 2024 compared to the prior period was primarily due to increased NOI as a result of increased rates and occupancy at the senior living communities in our SHOP segment. Additionally, cash interest payments decreased in the 2024 period compared to the 2023 period primarily due to the repayment and termination of our former credit facility and the redemption of $250.0 million of senior notes that were scheduled to mature in May 2024.
Our Investing Liquidity and Resources
The change in cash used in investing activities for the three months ended March 31, 2024 compared to the prior period was primarily due to our purchase on February 16, 2024 of approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the tender offer price of $1.31 per share for a total purchase price, including transaction related costs, of $15.5 million, partially offset by a decrease in real estate improvements in the 2024 period compared to the 2023 period.

The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	$6,029	$6,748
Building improvements (2)	919	856
Recurring capital expenditures - Medical Office and Life Science Portfolio	6,948	7,604
Wellness centers lease related costs (1)	6,923	—
SHOP segment fixed assets and capital improvements	10,091	23,644
Total recurring capital expenditures	$23,962	$31,248

Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	$713	$1,922
Development, redevelopment and other activities - SHOP segment (3)	1,189	16,223
Total development, redevelopment and other activities	$1,902	$18,145
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
As of March 31, 2024, we had estimated unspent leasing related obligations at our triple net leased wellness centers and our medical office and life science properties of approximately $43.2 million, of which we expect to spend approximately $33.1 million during the next 12 months. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand, proceeds from the disposition of certain properties and future financing activities with unencumbered properties.
We are currently in the process of redeveloping certain properties in our Medical Office and Life Science Portfolio and a number of our managed senior living communities, which projects are expected to be completed at various times between 2024 and 2025. We continue to assess opportunities to redevelop other properties in our Medical Office and Life Science Portfolio and SHOP segment. These redevelopment projects may require significant capital expenditures and time to complete, and we have deferred, and may in the future defer, certain redevelopment projects to preserve liquidity.
Due to labor availability constraints and wage and commodity price inflation, the capital investments we plan to make may be delayed or cost more than we expect. For further information regarding our dispositions, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Financing Liquidity and Resources
The change in cash used in financing activities for the three months ended March 31, 2024 compared to the prior period was primarily due to higher repayments of borrowings under our former credit facility during the 2023 period.
As of March 31, 2024, we had $207.1 million of cash and cash equivalents. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
Until its repayment in full and termination on December 21, 2023, we had a $450.0 million credit facility that was fully drawn. At December 21, 2023, our former credit facility required interest to be paid on borrowings at an annual rate of 8.4%, plus a facility fee of $0.3 million per quarter.

During the three months ended March 31, 2024, we paid quarterly cash distributions to our shareholders totaling approximately $2.4 million using existing cash balances. On April 11, 2024, we declared a quarterly distribution payable to common shareholders of record on April 22, 2024 in the amount of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about May 16, 2024 using cash on hand. For further information regarding the distribution we paid during 2023, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We believe we may have access to certain types of financings, including debt or equity offerings, to fund our operations and repay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future debt or equity transactions depends primarily upon credit market conditions and our then creditworthiness and our ability to be in compliance with our debt covenants as discussed below. We have no control over market conditions. Our credit and debt ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. A protracted negative impact on the economy or the industries in which our properties and businesses operate, wage and commodity price inflation, high interest rates, increased insurance costs, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns and a possible recession, may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
In January 2023, pursuant to the then existing credit agreement, we repaid $113.6 million in outstanding borrowings under our former credit facility and the commitments were reduced to $586.4 million. In February 2023, we and our lenders amended the credit agreement to reduce the commitments from $586.4 million to $450.0 million following our repayment of $136.4 million in outstanding borrowings under our former credit facility.
In December 2023, we issued $940.5 million in aggregate principal amount at maturity of our senior secured notes due 2026 in a private offering, raising net proceeds of $730.4 million, after deducting initial purchaser discounts and estimated offering costs. These notes are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. No cash interest will accrue on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year. We used the net proceeds from this offering to repay in full and terminate our then $450.0 million secured credit facility and to redeem $250.0 million of our senior notes which were scheduled to mature in May 2024.
In January 2024, Moody's Investors Service, or Moody's, upgraded our 9.75% senior notes due 2025 and our 4.375% senior notes due 2031 ratings from Ca to Caa3 and our senior unsecured debt rating from C to Ca, and Moody's also assigned a Caa2 rating to our senior secured notes due 2026.
In January 2024, Standard & Poor's Rating Services, or Standard & Poor's, upgraded our 9.75% senior notes due 2025 rating from CCC+ to B, our 4.375% senior notes due 2031 rating from CCC+ to B and our senior unsecured debt rating from CCC- to CCC, and Standard & Poor's also assigned a B rating to our senior secured notes due 2026.
For further information regarding our outstanding debt, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Debt Covenants
Our principal debt obligations at March 31, 2024 were: (1) $2.1 billion outstanding principal amount of senior unsecured notes; (2) $940.5 million outstanding principal amount of senior secured notes; and (3) $8.7 million aggregate principal amount of mortgage notes (excluding discounts, premiums and net debt issuance costs) secured by one property. For further information regarding our indebtedness, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our senior notes are governed by our senior notes indentures and their supplements. Our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. As of March 31, 2024, we believe we were in compliance with all of the covenants under our senior notes indentures and their supplements and our other debt obligations. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns or a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy our debt covenants and conditions.
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
Supplemental Guarantor Information
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. We subsequently redeemed $500.0 million of this debt in June 2022, with $500.0 million remaining outstanding. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of March 31, 2024, all $500.0 million of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.1 billion of senior unsecured notes do not have the benefit of any guarantees.
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

The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

	March 31, 2024	December 31, 2023
Real estate properties, net	$3,633,182	$3,685,280
Other assets, net	465,650	502,590
Total assets	$4,098,832	$4,187,870

Indebtedness, net	$2,825,647	$2,803,829
Other liabilities	214,307	241,742
Total liabilities	$3,039,954	$3,045,571

Three Months Ended March 31, 2024
Revenues	$324,711
Expenses	365,317
Loss from continuing operations	(95,658)
Net loss	(93,947)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them. For further information about these and other such relationships and related person transactions, see Notes 9, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2023.
Impact of Government Reimbursement
For the three months ended March 31, 2024, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.

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
Fixed Rate Debt
There have been no material changes to market interest rate risks associated with our fixed rate debt during the three months ended March 31, 2024. For a discussion of market interest rate risks associated with our fixed rate debt, see "Quantitative and Qualitative Disclosures About Market Risk" included in Part II, Item 7A of our 2023 Annual Report.
Floating Rate Debt
At March 31, 2024, we did not have any floating rate debt obligations.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our efforts to manage costs and increase occupancy at our SHOP communities; demand for medical office and life science leased space; our future leasing activity; market demand and supply for healthcare services for older adults and senior living communities; expected costs related to the transition of certain senior living communities; our leverage; the sufficiency of our liquidity; our liquidity needs and sources; our capital expenditure plans and commitments; the transition of operations at certain of our senior living communities to new managers; our acquisitions and our pending or potential property dispositions; our redevelopment, repositioning and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The impact of unfavorable market and commercial real estate industry conditions due to possible reduced demand for healthcare related space and senior living communities, high interest rates, wage and commodity price inflation, limited labor availability, increased insurance costs, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession or changes in real estate utilization, among other things, on us and our managers and other operators and tenants,
•Our senior living operators' abilities to successfully and profitably operate the communities they manage for us,
•The continuing impact of changing market practices, including those that arose or intensified during the COVID-19 pandemic, or delayed returns to prior market practices on us and our managers and other operators and tenants, such as reduced demand for leased medical office, life science and other space of ours and residencies at senior living communities, increased operating costs and labor availability constraints,
•The financial strength of our managers and other operators and tenants,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our tenants and residents will pay rent or be negatively impacted by continuing unfavorable market and commercial real estate industry conditions,
•Our managers' abilities to increase or maintain rates charged to residents of our senior living communities and manage operating costs for those communities,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our ability to increase rents when our leases expire or renew,
•Costs we incur and concessions we grant to lease our properties,
•Risk and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of prolonged high inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants and residents,

•Our ability to effectively raise and balance our use of debt and equity capital,
•Our ability to comply with the financial covenants under our debt agreements,
•Our ability to make required payments on our debt,
•Our ability to maintain sufficient liquidity and otherwise manage leverage,
•Our credit ratings,
•Our ability to sell properties at prices or returns we target,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, or enter into additional, real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Our ability to acquire, develop, redevelop or reposition properties that realize our targeted returns,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•The ability of RMR to successfully manage us,
•Competition in the real estate industry, particularly in those markets in which our properties are located,
•Government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Exposure to litigation and regulatory and government proceedings due to the nature of the senior living and other health and wellness related service businesses,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, ABP Trust, AlerisLife and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2024:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2024	5,535	$3.59	—	$—
March 1 - March 31, 2024	24,641	2.35	—	—
Total	30,176	$2.58	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former employees of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
Item 6. Exhibits.

Exhibit Number	Description
3.1
Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary, dated June 30, 2017. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 30, 2017.)
3.4	Articles Supplementary, dated May 19, 2020. (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 20, 2020.)
3.5	Third Amended and Restated Bylaws of the Company, adopted November 1, 2023. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K filed on January 2, 2020.)
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

4.11
Supplemental Indenture, dated as of March 1, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 9.750% Senior Notes due 2025. (Filed herewith.)

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

4.16
Supplemental Indenture, dated as of March 1, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 4.375% Senior Notes due 2031. (Filed herewith.)

4.17
Indenture, dated as of December 21, 2023, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2023.)

4.18
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 8, 2015.)

10.1
Release of Certain Guarantors, dated as of March 1, 2024, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Filed herewith.)

10.2
Release of Certain Guarantors, dated as of March 1, 2024, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Filed herewith.)

10.3	Stockholders Agreement, dated as of February 16, 2024, by and among AlerisLife Inc., the Company, DHC Holdings LLC and ABP Trust. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED HEALTHCARE TRUST

	By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Executive Officer

Dated: May 6, 2024

	By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: May 6, 2024