Form 10-Q
period 2024-06-30
DIVERSIFIED HEALTHCARE TRUST
filed 2024-08-01
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of July 31, 2024: 240,574,611

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

June 30, 2024

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Real estate properties:
Land	$635,792	$652,977
Buildings and improvements	6,126,130	6,165,490
Total real estate properties, gross	6,761,922	6,818,467
Accumulated depreciation	(2,106,938)	(2,020,843)
Total real estate properties, net	4,654,984	4,797,624

Investments in unconsolidated joint ventures	108,806	129,916
Assets of properties held for sale	43,969	9,447
Cash and cash equivalents	265,563	245,939
Restricted cash	4,522	1,022
Equity method investment	24,905	—
Acquired real estate leases and other intangible assets, net	29,658	33,948
Other assets, net	201,040	228,240
Total assets	$5,333,447	$5,446,136

Liabilities and Shareholders' Equity
Senior secured notes, net	$776,262	$731,211
Senior unsecured notes, net	2,015,093	2,072,618
Secured debt and finance leases, net	128,560	13,020
Liabilities of properties held for sale	581	32
Accrued interest	23,227	22,847
Other liabilities	240,410	269,517
Total liabilities	3,184,133	3,109,245

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 240,619,470 and 240,423,898 shares issued and outstanding, respectively	2,406	2,405
Additional paid in capital	4,619,846	4,618,470
Cumulative net income	1,594,158	1,778,278
Cumulative other comprehensive loss	(26)	—
Cumulative distributions	(4,067,070)	(4,062,262)
Total shareholders' equity	2,149,314	2,336,891
Total liabilities and shareholders' equity	$5,333,447	$5,446,136

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental income	$62,870	$61,373	$125,520	$127,811
Residents fees and services	308,522	284,846	616,648	564,438
Total revenues	371,392	346,219	742,168	692,249

Expenses:
Property operating expenses	304,065	286,228	611,669	572,308
Depreciation and amortization	68,357	68,394	138,490	133,194
General and administrative	6,262	7,284	13,830	13,157
Acquisition and certain other transaction related costs	1,826	6,043	1,912	6,136
Impairment of assets	6,545	11,299	18,687	17,224
Total expenses	387,055	379,248	784,588	742,019

(Loss) gain on sale of properties	(13,213)	—	(19,087)	1,233
Gains and losses on equity securities, net	—	—	—	8,126
Interest and other income	2,403	5,134	4,640	9,329
Interest expense (including net amortization of debt discounts, premiums and issuance costs of $25,591, $2,249, $50,454 and $4,323, respectively)	(58,702)	(47,384)	(116,278)	(95,164)
Loss on modification or early extinguishment of debt	(209)	—	(209)	(1,075)
Loss before income tax (expense) benefit and equity in net (losses) earnings of investees	(85,384)	(75,279)	(173,354)	(127,321)
Income tax expense	(170)	(221)	(357)	(190)
Equity in net (losses) earnings of investees	(12,307)	2,929	(10,409)	2,282
Net loss	$(97,861)	$(72,571)	$(184,120)	$(125,229)

Other comprehensive loss:
Equity in unrealized losses of an investee	(22)	—	(26)	—
Other comprehensive loss	(22)	—	(26)	—
Comprehensive loss	$(97,883)	$(72,571)	$(184,146)	$(125,229)

Weighted average common shares outstanding (basic and diluted)	239,326	238,682	239,259	238,636

Per common share amounts (basic and diluted):
Net income (loss)	$(0.41)	$(0.30)	$(0.77)	$(0.52)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2023:	240,423,898	$2,405	$4,618,470	$1,778,278	$—	$(4,062,262)	$2,336,891
Net loss	—	—	—	(86,259)	—	—	(86,259)
Equity in unrealized losses of an investee	—	—	—	—	(4)	—	(4)
Distributions	—	—	—	—	—	(2,404)	(2,404)
Share grants	—	—	558	—	—	—	558
Share repurchases	(30,176)	(1)	(78)	—	—	—	(79)
Balance at March 31, 2024:	240,393,722	2,404	4,618,950	1,692,019	(4)	(4,064,666)	2,248,703
Net loss	—	—	—	(97,861)	—	—	(97,861)
Equity in unrealized losses of an investee	—	—	—	—	(22)	—	(22)
Distributions	—	—	—	—	—	(2,404)	(2,404)
Share grants	259,259	3	937	—	—	—	940
Share repurchases	(17,511)	(1)	(41)	—	—	—	(42)
Share forfeitures	(16,000)	—	—	—	—	—	—
Balance at June 30, 2024:	240,619,470	$2,406	$4,619,846	$1,594,158	$(26)	$(4,067,070)	$2,149,314

Balance at December 31, 2022:	239,694,842	$2,397	$4,617,031	$2,071,850	$—	$(4,052,667)	$2,638,611
Net loss	—	—	—	(52,658)	—	—	(52,658)
Distributions	—	—	—	—	—	(2,397)	(2,397)
Share grants	—	—	270	—	—	—	270
Share repurchases	(5,975)	—	(6)	—	—	—	(6)
Share forfeitures	(6,400)	—	(1)	—	—	—	(1)
Balance at March 31, 2023:	239,682,467	2,397	4,617,294	2,019,192	—	(4,055,064)	2,583,819
Net loss	—	—	—	(72,571)	—	—	(72,571)
Distributions	—	—	—	—	—	(2,397)	(2,397)
Share grants	140,000	1	567	—	—	—	568
Share repurchases	(24,513)		(27)	—	—	—	(27)
Share forfeitures	(5,600)	—	(3)	—	—	—	(3)
Balance at June 30, 2023:	239,792,354	$2,398	$4,617,831	$1,946,621	$—	$(4,057,461)	$2,509,389
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(184,120)	$(125,229)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	138,490	133,194
Net amortization of debt discounts, premiums and issuance costs	50,454	4,323
Straight line rental income	(947)	2,009
Amortization of acquired real estate leases and other intangible assets, net	57	(286)
Loss on modification or early extinguishment of debt	209	1,075
Impairment of assets	18,687	17,224
Loss (gain) on sale of properties	19,087	(1,233)
Gains on equity securities, net	—	(8,126)
Other non-cash adjustments, net	(387)	(1,051)
Unconsolidated joint venture distributions	1,231	2,640
Equity in net losses (earnings) of investees	10,409	(2,282)
Change in assets and liabilities:
Deferred leasing costs, net	(1,106)	(4,071)
Other assets	23,643	29,992
Accrued interest	380	(1,202)
Other liabilities	(3,193)	(15,254)
Net cash provided by operating activities	72,894	31,723

Cash flows from investing activities:
Real estate improvements	(87,720)	(107,934)
Proceeds from sale of properties, net	7,318	3,548
Investment in AlerisLife Inc.	(15,459)	—
Proceeds from insurance recoveries	170	—
Proceeds from AlerisLife Inc. tender offer	—	14,006
Net cash used in investing activities	(95,691)	(90,380)

Cash flows from financing activities:
Proceeds from mortgage notes payable	120,000	—
Repayments of borrowings on credit facility	—	(250,000)
Redemption of senior unsecured notes	(60,000)	—
Repayment of other debt	(1,586)	(15,678)
Payment of debt issuance costs	(7,564)	(2,057)
Repurchase of common shares	(121)	(33)
Distributions to shareholders	(4,808)	(4,794)
Net cash provided by (used in) financing activities	45,921	(272,562)

Increase (decrease) in cash and cash equivalents and restricted cash	23,124	(331,219)
Cash and cash equivalents and restricted cash at beginning of period	246,961	688,302
Cash and cash equivalents and restricted cash at end of period	$270,085	$357,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$65,444	$92,043
Income taxes paid	$484	$675

Non-cash investing activities:
Real estate improvements accrued, not paid	$16,355	$26,154
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of June 30,
	2024	2023
Cash and cash equivalents	$265,563	$338,431
Restricted cash (1)	4,522	18,652
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$270,085	$357,083
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
Note 3.  Real Estate and Other Investments
As of June 30, 2024, we owned 370 properties located in 36 states and Washington, D.C., including five properties classified as held for sale and two closed senior living communities, and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states.
Acquisitions and Dispositions:
We did not acquire any properties during the six months ended June 30, 2024.
During the six months ended June 30, 2024, we sold two properties for an aggregate sales price of $7,800, excluding closing costs, as presented in the table below. The sales of these properties do not represent a significant disposition and we do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Sales Price (1)	Loss on Sale
March 2024	Arizona	Medical Office	1	$3,600	$5,874
June 2024	Texas	Medical Office	1	4,200	13,213
			2	$7,800	$19,087
(1)Sales price excludes closing costs.
As of June 30, 2024, we had five properties classified as held for sale in our condensed consolidated balance sheet as follows:

Type of Property	Number of Properties	Real Estate Properties, Net
Medical Office and Life Science	4	$39,650
Senior Living	1	1,523
	5	$41,173
Subsequent to June 30, 2024, we sold two of these properties for an aggregate sales price of $21,275, excluding closing costs, and as of July 31, 2024, we had an additional property under agreement to sell for a sales price of $5,500, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.
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
During the six months ended June 30, 2024, we recorded impairment charges of $18,789 related to three medical office properties that were classified as held for sale as of June 30, 2024.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Equity Method Investments in Unconsolidated Joint Ventures:
As of June 30, 2024, we had equity investments in unconsolidated joint ventures as follows:

Joint Venture	DHC Ownership	DHC Carrying Value of Investment at June 30, 2024	Number of Properties	Location	Square Feet
Seaport Innovation LLC	10%	$64,223	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	44,583	10	CA, MA, NY, TX, WA	1,068,763
		$108,806	11		2,203,242
The following table provides a summary of the mortgage debts of these joint ventures:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance at June 30, 2024 (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2) (3)	3.53%	11/6/2028	$620,000
Mortgage Notes Payable (secured by nine properties in five states) (4)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (4) (5)	6.38%	2/9/2025	266,825
	4.22%		$1,076,625
(1)Amounts are not adjusted for our minority equity interest.
(2)We provide certain guaranties on this debt.
(3)This mortgage loan requires interest only payments until the anticipated repayment date on August 6, 2026, at which time all accrued and unpaid interest along with the principal balance of $620,000 is expected to be repaid. This mortgage loan matures on November 6, 2028 and any unpaid principal from the anticipated repayment date through the maturity date bears interest at a variable rate of the greater of 6.53% or the then effective U.S. swap rate terminating on the maturity date plus 5.00%.
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

We account for the unconsolidated joint venture for 10 medical office and life science properties in which we own a 20% equity interest, or the LSMD JV, and the unconsolidated joint venture for a life science property located in Boston, Massachusetts in which we own a 10% equity interest, or the Seaport JV, using the equity method of accounting under the fair value option. We recognized changes in the fair value of our investments in our unconsolidated joint ventures of $(21,493) and $2,929 during the three months ended June 30, 2024 and 2023, respectively, and $(19,880) and $2,282 during the six months ended June 30, 2024 and 2023, respectively. These amounts are included in equity in net earnings (losses) of investees in our condensed consolidated statements of comprehensive income (loss). See Note 6 for further information regarding the valuation of our investment in these joint ventures.
Equity Method Investment in AlerisLife:
As of June 30, 2024, we owned approximately 34.0% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We account for our 34.0% non-controlling interest in AlerisLife using the equity method of accounting.
As of June 30, 2024, our investment in AlerisLife had a carrying value of $24,905. The cost basis of our investment in AlerisLife exceeded our proportionate share of AlerisLife's total stockholders' equity book value on the date of acquisition of our initial interest in AlerisLife, which was February 16, 2024, by an aggregate of $29,500. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 21 years, the weighted average remaining useful life of the real estate assets owned by AlerisLife and the intangible contract asset with us as of the date of acquisition. We recorded amortization of the basis difference of $352 and $526 for the three and six months ended June 30, 2024, respectively. We recognized income of $8,834 and $8,945 related to our investment in AlerisLife for the three and six months ended June 30, 2024, respectively. These amounts are included in equity in net earnings (losses) of investees in our condensed consolidated statements of comprehensive income (loss). See Note 11 for further information regarding our investment in AlerisLife.

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
We increased rental income to record revenue on a straight line basis by $656 and $947 for the three and six months ended June 30, 2024, respectively, and decreased rental income to record revenue on a straight line basis by $4,457 and $2,009 for the three and six months ended June 30, 2023, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $74,959 and $75,306 of straight line rent receivables at June 30, 2024 and December 31, 2023, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $11,635 and $12,575 for the three months ended June 30, 2024 and 2023, respectively, of which tenant reimbursements totaled $11,586 and $12,525, respectively, and $22,985 and $24,561 for the six months ended June 30, 2024 and 2023, respectively, of which tenant reimbursements totaled $22,870 and $24,449, respectively.
Right of Use Asset and Lease Liability: For leases where we are the lessee, we recognize a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $21,701 and $22,086, respectively, as of June 30, 2024, and $23,366 and $23,748, respectively, as of December 31, 2023. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.
Note 5.  Indebtedness
Our principal debt obligations, excluding any debt obligations of our joint ventures, at June 30, 2024 were: (1) $2,040,000 outstanding principal amount of senior unsecured notes; (2) $940,534 outstanding principal amount of senior secured notes; and (3) $128,294 principal amount of mortgage debt secured by nine properties. The mortgaged properties had an aggregate net book value of $207,801 at June 30, 2024. We also had two properties subject to finance leases that expire in 2026 with lease obligations totaling $3,140 at June 30, 2024; these two properties had an aggregate net book value of $22,182 at June 30, 2024.
Until its repayment in full and termination on December 21, 2023, we had a $450,000 credit facility that was fully drawn. The weighted average annual interest rate for borrowings under our former credit facility was 8.1% and 7.6% for the three and six months ended June 30, 2023, respectively. In January 2023, we repaid $113,627 in outstanding borrowings under our former credit facility and the commitments were reduced to $586,373. In February 2023, we reduced the commitments from $586,373 to $450,000 following our repayment of $136,373 in outstanding borrowings under our former credit facility. As a result of the February 2023 reduction in commitments, we recorded a loss on modification or early extinguishment of debt of $1,075 for the six months ended June 30, 2023.
In May 2024, we executed a $120,000 fixed rate, interest only mortgage loan secured by eight medical office and life science properties. This mortgage loan matures in June 2034 and requires that interest be paid at an annual rate of 6.864%.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
In June 2024, we redeemed $60,000 of our outstanding 9.75% senior unsecured notes due 2025 using proceeds from the $120,000 mortgage loan executed in May 2024. As a result of this redemption, we recorded a loss on early extinguishment of debt of $209 for the six months ended June 30, 2024.
As of June 30, 2024, all $940,534 of our senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by certain of our subsidiaries that own 95 properties, or the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries, and all $440,000 of our 9.75% senior notes due 2025 and all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees (other than our senior secured notes and the guarantees provided by the Collateral Guarantors) are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees as of June 30, 2024.
Our senior secured notes due 2026 and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. No cash interest will accrue on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value will equal the principal amount at maturity. During the three and six months ended June 30, 2024, we recognized discount accretion of $21,440 and $42,099, respectively, for our senior secured notes due 2026 in interest expense in our condensed consolidated statements of comprehensive income (loss). We have a one-time option to extend the maturity date of these notes by one year, to January 15, 2027, subject to satisfaction of certain conditions and payment of an extension fee. If we exercise this option, interest payments will be due semiannually during the extension period at an initial interest rate of 11.25% with increases of 50 basis points every 90 days these notes remain outstanding.
Based on the significant number of unencumbered properties in our senior housing operating portfolio, or SHOP, and our demonstrated ability to execute debt financings, we believe we will likely be able to obtain additional debt financing that will allow us to satisfy the $440,000 outstanding principal amount of our 9.75% senior unsecured notes due 2025.
Note 6.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at June 30, 2024 and December 31, 2023, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of June 30, 2024	As of December 31, 2023
Description	Carrying Value	Carrying Value
Recurring Fair Value Measurements Assets:
Investment in unconsolidated joint venture (Level 3) (1)	$64,223	$85,699
Investment in unconsolidated joint venture (Level 3) (2)	$44,583	$44,217
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (Level 2) (3)	$5,859	$—
(1)The 10% equity interest we own in the Seaport JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are a discount rate of 7.50%, an exit capitalization rate of 6.00%, a holding period of 10 years and market rents. The assumptions made in the fair value analysis are based on the location, type and nature of the property, and current and anticipated market conditions. See Note 3 for further information regarding this joint venture.
(2)The 20% equity interest we own in the LSMD JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are discount rates of between 6.50% and 8.00%, exit capitalization rates of between 5.25% and 7.00%, holding periods of 10 years and market rents. The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions. See Note 3 for further information regarding this joint venture.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
(3)We have assets in our condensed consolidated balance sheets that are measured at fair value on a non-recurring basis. During the three months ended June 30, 2024, we recorded impairment charges of $6,647 to reduce the carrying value of one medical office property that is classified as held for sale to its estimated sales price, less estimated costs to sell, of $5,859 under an agreement to sell that we have entered into with a third party. See Note 3 for further information about impairment charges and the properties we have classified as held for sale.
In addition to the assets described in the table above, our financial instruments at June 30, 2024 and December 31, 2023 included cash and cash equivalents, restricted cash, certain other assets, senior unsecured notes, senior secured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of June 30, 2024		As of December 31, 2023
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 9.750% coupon rate, due 2025	$438,528	$439,468	$497,454	$490,750
Senior secured notes, zero coupon rate, due 2026	776,262	820,691	731,211	771,981
Senior unsecured notes, 4.750% coupon rate, due 2028	495,383	412,025	494,746	384,110
Senior unsecured notes, 4.375% coupon rate, due 2031	494,274	364,255	493,845	375,000
Senior unsecured notes, 5.625% coupon rate, due 2042	343,137	177,660	342,946	211,400
Senior unsecured notes, 6.250% coupon rate, due 2046	243,771	146,700	243,627	154,000
Secured debt and finance leases (2)	128,560	127,608	13,020	12,284
	$2,919,915	$2,488,407	$2,816,849	$2,399,525
(1)Includes unamortized net discounts, premiums and debt issuance costs, if any.
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
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, as of June 30, 2024 and December 31, 2023 (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our three issuances of senior unsecured notes due 2025, 2028 and 2031 and our issuance of senior secured notes due 2026 using an average of the bid and ask price on Nasdaq on or about June 30, 2024 and December 31, 2023 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 7.  Shareholders' Equity
Common Share Awards:
On May 31, 2024, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 37,037 of our common shares, valued at $2.43 per share, the closing price of our common shares on Nasdaq on that day.
Common Share Purchases:
During the three and six months ended June 30, 2024, we purchased an aggregate of 17,511 and 47,687 of our common shares, respectively, valued at a weighted average share price of $2.38 and $2.50, respectively, from certain former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Distributions:
During the six months ended June 30, 2024, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.01	$2,404
April 11, 2024	April 22, 2024	May 16, 2024	0.01	2,404
			$0.02	$4,808
On July 11, 2024, we declared a quarterly distribution to common shareholders of record on July 22, 2024 of $0.01 per share, or approximately $2,406. We expect to pay this distribution on or about August 15, 2024 using cash on hand.
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

	For the Three Months Ended June 30, 2024
	Medical Office and Life Science Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$54,555	$—	$8,315	$62,870
Residents fees and services	—	308,522	—	308,522
Total revenues	54,555	308,522	8,315	371,392

Expenses:
Property operating expenses	24,282	279,538	245	304,065
Depreciation and amortization	18,975	46,911	2,471	68,357
General and administrative	—	—	6,262	6,262
Acquisition and certain other transaction related costs	—	—	1,826	1,826
Impairment of assets	6,545	—	—	6,545
Total expenses	49,802	326,449	10,804	387,055

Loss on sale of properties	(13,213)	—	—	(13,213)
Interest and other income	—	—	2,403	2,403
Interest expense	(894)	(61)	(57,747)	(58,702)
Loss on modification or early extinguishment of debt	—	—	(209)	(209)
Loss before income tax expense and equity in net (losses) earnings of investees	(9,354)	(17,988)	(58,042)	(85,384)
Income tax expense	—	—	(170)	(170)
Equity in net (losses) earnings of investees	(21,493)	—	9,186	(12,307)
Net loss	$(30,847)	$(17,988)	$(49,026)	$(97,861)

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2024
	Medical Office and Life Science Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$108,704	$—	$16,816	$125,520
Residents fees and services	—	616,648	—	616,648
Total revenues	108,704	616,648	16,816	742,168

Expenses:
Property operating expenses	48,179	562,954	536	611,669
Depreciation and amortization	39,715	93,833	4,942	138,490
General and administrative	—	—	13,830	13,830
Acquisition and certain other transaction related costs	—	—	1,912	1,912
Impairment of assets	18,687	—	—	18,687
Total expenses	106,581	656,787	21,220	784,588

Loss on sale of properties	(19,087)	—	—	(19,087)
Interest and other income	—	—	4,640	4,640
Interest expense	(1,116)	(129)	(115,033)	(116,278)
Loss on modification or early extinguishment of debt	—	—	(209)	(209)
Loss before income tax expense and equity in net (losses) earnings of investees	(18,080)	(40,268)	(115,006)	(173,354)
Income tax expense	—	—	(357)	(357)
Equity in net (losses) earnings of investees	(19,880)	—	9,471	(10,409)
Net loss	$(37,960)	$(40,268)	$(105,892)	$(184,120)

	As of June 30, 2024
	Medical Office and Life Science Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,778,781	$3,103,090	$451,576	$5,333,447

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

	For the Six Months Ended June 30, 2023
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
Our Senior Living Communities Managed by Five Star. Five Star managed 119 of our senior living communities as of both June 30, 2024 and 2023. We lease our senior living communities that are managed by Five Star to our taxable REIT subsidiaries, or TRSs.
We incurred management fees payable to Five Star of $10,444 and $9,890 for the three months ended June 30, 2024 and 2023, respectively, and $20,851 and $19,904 for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, $9,995 and $9,315, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $449 and $575, respectively, were capitalized in our condensed consolidated balance sheets. For the six months ended June 30, 2024 and 2023, $19,993 and $18,452, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $858 and $1,452, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We incurred fees of $0 and $334 for the three months ended June 30, 2024 and 2023, respectively, and $10 and $1,213 for the six months ended June 30, 2024 and 2023, respectively, with respect to rehabilitation services Five Star provided at our senior living communities that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
We lease space to Five Star at certain of our senior living communities, which, prior to June 17, 2024, Five Star used to provide certain outpatient rehabilitation and wellness services through the Ageility branded business. Beginning on June 17, 2024, Five Star subleases this space to a subsidiary of Fox Rehabilitation, which acquired the Ageility branded business from AlerisLife on that date.
Our Senior Living Communities Managed by Other Third Party Managers. Several other third party managers managed 111 of our senior living communities as of both June 30, 2024 and 2023. We lease our senior living communities that are managed by these third party managers to our TRSs.
In March 2024, we terminated our management agreement with one of our third party managers which manages certain of our communities located in Wisconsin and Illinois and transitioned these communities to another third party manager with which we have an existing relationship. The terms of the management agreement for these communities are generally consistent with the terms of the existing management agreements with our other third party managers. We paid transition costs, including termination and other fees, of $1,826 during the second quarter of 2024, and expect to incur additional costs during 2024, related to the transition of these communities.
We incurred management fees payable to these third party managers of $5,758 and $5,357 for the three months ended June 30, 2024 and 2023, respectively, and $11,483 and $10,595 for the six months ended June 30, 2024 and 2023, respectively. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue from contracts with customers:	2024	2023	2024	2023
Basic housing and support services	$241,116	$226,606	$484,771	$448,793
Medicare and Medicaid programs	24,483	21,740	48,332	43,397
Private pay and other third party payer SNF services	42,923	36,500	83,545	72,248
Total residents fees and services	$308,522	$284,846	$616,648	$564,438
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
We recognized net business management fees of $3,128 and $3,321 for the three months ended June 30, 2024 and 2023, respectively, and $8,006 and $6,591 for the six months ended June 30, 2024 and 2023, respectively. The net business management fees we recognized for the three months ended June 30, 2024 include an $849 reversal of estimated incentive fees. For the six months ended June 30, 2024, we did not recognize any estimated incentive fee. The actual amount of annual incentive fees for 2024, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2024, and will be payable in January 2025. We did not incur any incentive fee payable for the year ended December 31, 2023. We recognize business management and incentive fees, if any, in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We recognized aggregate net property management and construction supervision fees of $1,720 and $2,202 for the three months ended June 30, 2024 and 2023, respectively, and $3,624 and $4,194 for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, $1,446 and $1,400, respectively, of the total property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $274 and $802, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the six months ended June 30, 2024 and 2023, $2,984 and $2,863, respectively, of the total property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $640 and $1,331, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $3,713 and $3,561 for these expenses and costs for the three months ended June 30, 2024 and 2023, respectively, and $7,441 and $7,094 for the six months ended June 30, 2024 and 2023, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss) for these periods.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the majority owned subsidiary of RMR. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and, until the acquisition of AlerisLife by ABP Trust on March 20, 2023, the chair of the board of directors and a managing director of AlerisLife, and currently the sole director of AlerisLife. Christopher J. Bilotto, our other Managing Trustee and President and Chief Executive Officer, and Matthew C. Brown, our Chief Financial Officer and Treasurer, are also employees and officers of RMR. Jennifer F. Francis, our former Managing Trustee and former President and Chief Executive Officer, served as an officer of RMR until December 31, 2023 and remained an employee of RMR until her retirement on July 1, 2024. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR, an officer of ABP Trust and secretary of AlerisLife and, until March 20, 2023, a managing director of AlerisLife. Certain of AlerisLife's officers are officers and employees of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as the chair of the board and as a managing trustee of these companies. Other officers of RMR, including Ms. Clark and certain of our officers, serve as managing trustees or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. As of June 30, 2024, ABP Trust and Mr. Portnoy owned 9.8% of our outstanding common shares.
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
In connection with AlerisLife's sale of its Ageility branded business to a subsidiary of Fox Rehabilitation on June 17, 2024, we approved Five Star's sublease to a subsidiary of Fox Rehabilitation of space at certain of our senior living communities, which is used to provide certain outpatient rehabilitation and wellness services.
See Note 9 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star).
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $6,080 as of June 30, 2024 and are included in other assets, net, in our condensed consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 10 for further information regarding those management agreements with RMR.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. We recognized rental income from RMR for this leased office space of $148 and $13 for the three months ended June 30, 2024 and 2023, respectively, and $257 and $74 for the six months ended June 30, 2024 and 2023, respectively.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.
Note 12.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended June 30, 2024 and 2023, we recognized income tax expense of $170 and $221, respectively, and for the six months ended June 30, 2024 and 2023, we recognized income tax expense of $357 and $190, respectively.
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
OVERVIEW
We are a REIT organized under Maryland law that primarily owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of June 30, 2024, we owned 370 properties located in 36 states and Washington, D.C., including five properties classified as held for sale and two closed senior living communities. At June 30, 2024, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.2 billion.
As of June 30, 2024, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 98% leased with an average (by annualized rental income) remaining lease term of 5.1 years.
We are closely monitoring the impacts of the current economic and market conditions on all aspects of our business, including, but not limited to, high interest rates, prolonged high inflation, labor market challenges, volatility in the public equity and debt markets, geopolitical risks, economic downturns or a possible recession and changes in real estate utilization. We expect to experience continued variability in labor, insurance and food costs in our SHOP segment.
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
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

As of June 30, 2024	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q2 2024 Revenues	% of Q2 2024 Revenues	Q2 2024 NOI (3)	% of Q2 2024 NOI
Medical Office and Life Science Portfolio (4)	101	8,396,945	sq. ft.	$2,238,985	31.1%	$267	$54,555	14.7%	$30,273	45.0%
SHOP	232	25,230	units	4,557,303	63.3%	$180,630	308,522	83.1%	28,984	43.0%
Triple net leased senior living communities	27	2,062	units	202,766	2.8%	$98,335	5,234	1.4%	5,233	7.8%
Wellness centers	10	812,000	sq. ft.	199,007	2.8%	$245	3,081	0.8%	2,837	4.2%
Total	370			$7,198,061	100.0%		$371,392	100.0%	$67,327	100.0%

	Occupancy
	As of and For the Three Months Ended June 30,
	2024	2023
Medical Office and Life Science Portfolio (5)	81.5%	85.8%
SHOP	79.0%	77.8%
Triple net leased senior living communities	100.0%	100.0%
Wellness centers	100.0%	100.0%
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
(5)Medical office and life science property occupancy data includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
During the three and six months ended June 30, 2024, we entered into new and renewal leases in our Medical Office and Life Science Portfolio segment as summarized in the following table (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended June 30, 2024
	New Leases	Renewals	Total
Square feet leased during the quarter	37	64	101
Weighted average rental rate change (by rentable square feet)	17.5%	9.2%	12.1%
Weighted average lease term (years)	7.9	4.2	5.6
Total leasing costs and concession commitments (1)	$3,302	$822	$4,124
Total leasing costs and concession commitments per square foot (1)	$89.48	$12.82	$40.81
Total leasing costs and concession commitments per square foot per year (1)	$11.30	$3.06	$7.32

	Six Months Ended June 30, 2024
	New Leases	Renewals	Total
Square feet leased during the quarter	62	140	202
Weighted average rental rate change (by rentable square feet)	23.1%	8.0%	11.8%
Weighted average lease term (years)	7.4	3.5	4.6
Total leasing costs and concession commitments (1)	$4,720	$1,518	$6,238
Total leasing costs and concession commitments per square foot (1)	$76.13	$10.85	$30.89
Total leasing costs and concession commitments per square foot per year (1)	$10.34	$3.13	$6.77
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the six months ended June 30, 2024, we entered into renewal leases at three of our wellness centers totaling 129,600 square feet at rates that were 7.5% higher than prior rents for the same space at a weighted average lease term of five years. We did not incur any leasing costs or concessions commitments for these renewals.
Lease Expiration Schedules
As of June 30, 2024, lease expirations in our Medical Office and Life Science Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2024	42	222,370	3.2%	3.2%	$6,950	3.2%	3.2%
2025	79	621,026	9.1%	12.3%	17,565	8.1%	11.3%
2026	59	743,245	10.9%	23.2%	23,507	10.9%	22.2%
2027	66	971,503	14.2%	37.4%	24,293	11.3%	33.5%
2028	55	1,168,501	17.1%	54.5%	35,354	16.4%	49.9%
2029	61	630,072	9.2%	63.7%	18,721	8.7%	58.6%
2030	26	318,779	4.7%	68.4%	8,435	3.9%	62.5%
2031	21	830,835	12.1%	80.5%	25,199	11.7%	74.2%
2032	17	355,648	5.2%	85.7%	13,527	6.3%	80.5%
2033 and thereafter	46	984,378	14.3%	100.0%	42,077	19.5%	100.0%
Total	472	6,846,357	100.0%		$215,628	100.0%

Weighted average remaining lease term (in years)		5.0			5.4
(1)Annualized rental income is based on rents pursuant to existing leases as of June 30, 2024, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.

As of June 30, 2024, lease expirations at our triple net leased senior living communities leased to third party operators and wellness centers were as follows (dollars in thousands):

Year	Number of Properties	Number of Units or Square Feet	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2024	—	—	$—	—%	—%
2025	—	—	—	—%	—%
2026	—	—	—	—%	—%
2027	4	533 units	4,628	11.8%	11.8%
2028	—	—	—	—%	11.8%
2029	1	155 units	547	1.4%	13.2%
2030	5	283 units and 129,500 sq. ft.	5,046	12.9%	26.1%
2031	—	—	—	—%	26.1%
2032	18	876 units	9,836	25.0%	51.1%
2033 and thereafter	9	215 units and 682,500 sq. ft.	19,210	48.9%	100.0%
Total	37		$39,267	100.0%
			$—
Weighted average remaining lease term (in years) (2)		9.7	10.5
(1)Annualized rental income is based on rents pursuant to existing leases as of June 30, 2024. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.
(2)Weighted average lease term is calculated based on square feet and annualized rental income.

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
The following table summarizes the results of operations of each of our segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Medical Office and Life Science Portfolio	$54,555	$53,368	$108,704	$110,390
SHOP	308,522	284,846	616,648	564,438
Non-Segment	8,315	8,005	16,816	17,421
Total revenues	$371,392	$346,219	$742,168	$692,249

Net income (loss):
Medical Office and Life Science Portfolio	$(30,847)	$(1,911)	$(37,960)	$8,497
SHOP	(17,988)	(18,951)	(40,268)	(46,495)
Non-Segment	(49,026)	(51,709)	(105,892)	(87,231)
Net loss	$(97,861)	$(72,571)	$(184,120)	$(125,229)
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended June 30, 2024 to the three months ended June 30, 2023. Our definition of net operating income, or NOI, and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
NOI by segment:
Medical Office and Life Science Portfolio	$30,273	$29,430	$843	2.9%
SHOP	28,984	22,887	6,097	26.6%
Non-Segment	8,070	7,674	396	5.2%
Total NOI	67,327	59,991	7,336	12.2%

Depreciation and amortization	68,357	68,394	(37)	(0.1)%
General and administrative	6,262	7,284	(1,022)	(14.0)%
Acquisition and certain other transaction related costs	1,826	6,043	(4,217)	(69.8)%
Impairment of assets	6,545	11,299	(4,754)	(42.1)%
Loss on sale of properties	(13,213)	—	(13,213)	(100.0)%
Gains and losses on equity securities, net	—	—	—	nm
Interest and other income	2,403	5,134	(2,731)	(53.2)%
Interest expense	(58,702)	(47,384)	(11,318)	23.9%
Loss on modification or early extinguishment of debt	(209)	—	(209)	(100.0)%
Loss before income tax expense and equity in net (losses) earnings of investees	(85,384)	(75,279)	(10,105)	13.4%
Income tax expense	(170)	(221)	51	(23.1)%
Equity in net (losses) earnings of investees	(12,307)	2,929	(15,236)	nm
Net loss	$(97,861)	$(72,571)	$(25,290)	34.8%
    nm - not meaningful
Medical Office and Life Science Portfolio:

	Comparable Properties (1)		All Properties
	As of June 30,		As of June 30,
	2024	2023	2024	2023
Total properties	92	92	101	105
Total square feet	7,590	7,580	8,396	8,797
Occupancy	87.4%	94.0%	81.5%	85.8%

	Three Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Rental income	$52,971	$53,895	$(924)	(1.7)%	$1,584	$(527)	$54,555	$53,368	$1,187	2.2%
Property operating expenses	(21,893)	(21,000)	893	4.3%	(2,389)	(2,938)	(24,282)	(23,938)	344	1.4%
NOI	$31,078	$32,895	$(1,817)	(5.5)%	$(805)	$(3,465)	$30,273	$29,430	$843	2.9%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since April 1, 2023; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income decreased at our comparable properties primarily due to vacancies at certain of our properties, partially offset by increased parking revenue at one of our properties. Rental income increased at our non-comparable properties primarily due to a tenant default at one of our properties in the 2023 period and an increase in rental income at one of our recently redeveloped properties, partially offset by dispositions since April 1, 2023.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses at our comparable properties is primarily due to increased insurance costs recorded in the 2024 period, partially offset by a decrease in real estate taxes due to refunds realized and a reduction in assessed values as a result of successful appeals in the 2024 period. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since April 1, 2023.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Total properties	217	217	232	234
Number of units	24,446	24,446	25,230	25,322
Occupancy	79.6%	78.0%	79.0%	77.8%
Average monthly rate (2)	$5,171	$4,877	$5,161	$4,862

	Three Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Residents fees and services	$301,948	$278,290	$23,658	8.5%	$6,574	$6,556	$308,522	$284,846	$23,676	8.3%
Property operating expenses	(271,570)	(254,327)	17,243	6.8%	(7,968)	(7,632)	(279,538)	(261,959)	17,579	6.7%
NOI	$30,378	$23,963	$6,415	26.8%	$(1,394)	$(1,076)	$28,984	$22,887	$6,097	26.6%
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since April 1, 2023; excludes communities classified as held for sale, closed or out of service, if any.
(2)Average monthly rate reflects the average monthly residents fees and services per occupied unit for the period presented. The average monthly rate is calculated based on the actual number of days during the period.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities. The activity for our non-comparable properties reflects the 13 communities transitioned to an existing third party manager during the 2024 period.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of community level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, insurance costs, repairs and maintenance, dietary expenses and other direct costs, partially offset by reduced contract labor. The activity for our non-comparable properties reflects the 13 communities transitioned to an existing third party manager during the 2024 period.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.

Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Three Months Ended June 30,				As of and For the Three Months Ended June 30,
	2024		2023		2024		2023
Total properties:
Triple net leased senior living communities	26		26		27		27
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.89	x	1.80	x	1.89	x	1.80	x
Wellness centers (3)	1.80	x	1.67	x	1.80	x	1.67	x

	Three Months Ended June 30,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Rental income	$8,315	$8,005	$310	3.9%	$—	$—	$8,315	$8,005	$310	3.9%
Property operating expenses	(245)	(330)	(85)	(25.8)%	—	(1)	(245)	(331)	(86)	(26.0)%
NOI	$8,070	$7,675	$395	5.1%	$—	$(1)	$8,070	$7,674	$396	5.2%
(1)Non-segment operations consists of all of our other operations, including certain senior living communities and wellness centers that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since April 1, 2023; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented are based upon the operating results provided by our tenants for the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the annualized operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by annualized rental income. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale, if any, or for which there was a transfer of operations during the periods presented. Excludes rent coverage for one of our closed senior living communities, the tenant of which was in default under the applicable lease with us as of June 30, 2024.
Rental income. Rental income increased at our comparable properties primarily due to a new lease at one of our wellness centers.
Property operating expenses. Property operating expenses consist of real estate taxes, insurance and other expenses that are not paid directly by our tenants.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
Consolidated:
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to the reversal of $849 of estimated business management incentive fees as of June 30, 2024 as a result of our total shareholder return no longer exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period and a decrease in legal and other professional fees, partially offset by an increase in our business management fees of $656.
Acquisition and certain other transaction related costs. Acquisition and certain other transaction related costs primarily represent costs incurred with acquisitions and non-recurring transactions that we expensed under GAAP. We incurred transition costs, including termination and other fees, during the 2024 period as a result of our transition of 13 communities to an existing third party manager. For more information about such transition of communities, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Impairment of assets. For information about our asset impairment charges, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Loss on sale of properties. For information regarding loss on sale of properties, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Interest and other income. The decrease in interest and other income is primarily due to $1,466 of funds we received from certain programs under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the American Rescue Plan Act, or ARPA, and various state programs in the 2023 period and lower average invested cash balances during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Interest expense. Interest expense increased primarily due to the issuance of $940,534 of our senior secured notes due 2026 in December 2023, resulting in discount accretion of $21,440 in the 2024 period. Additionally, we executed a $120,000 mortgage loan in May 2024 at a fixed interest rate of 6.864% per annum. The increase was partially offset by the repayment and termination of our former credit facility and the redemption of $250,000 of our senior notes that were scheduled to mature in May 2024. The net proceeds from our $940,534 senior secured notes due 2026 were used to make these repayments aggregating $700,000 in December 2023.
Loss on modification or early extinguishment of debt. During the three months ended June 30, 2024, we recorded a loss on early extinguishment of debt in connection with the redemption of $60,000 of our outstanding 9.75% senior unsecured notes due 2025 using proceeds from the $120,000 mortgage loan executed in May 2024.
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

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the six months ended June 30, 2024 to the six months ended June 30, 2023. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
NOI by segment:
Medical Office and Life Science Portfolio	$60,525	$62,937	$(2,412)	(3.8)%
SHOP	53,694	40,150	13,544	33.7%
Non-Segment	16,280	16,854	(574)	(3.4)%
Total NOI	130,499	119,941	10,558	8.8%

Depreciation and amortization	138,490	133,194	5,296	4.0%
General and administrative	13,830	13,157	673	5.1%
Acquisition and certain other transaction related costs	1,912	6,136	(4,224)	(68.8)%
Impairment of assets	18,687	17,224	1,463	8.5%
Loss (gain) on sale of properties	(19,087)	1,233	(20,320)	nm
Gains and losses on equity securities, net	—	8,126	(8,126)	(100.0)%
Interest and other income	4,640	9,329	(4,689)	(50.3)%
Interest expense	(116,278)	(95,164)	(21,114)	22.2%
Loss on modification or early extinguishment of debt	(209)	(1,075)	866	(80.6)%
Loss before income tax expense and equity in net (losses) earnings of investees	(173,354)	(127,321)	(46,033)	36.2%
Income tax expense	(357)	(190)	(167)	87.9%
Equity in net (losses) earnings of investees	(10,409)	2,282	(12,691)	nm
Net loss	$(184,120)	$(125,229)	$(58,891)	47.0%
    nm - not meaningful
Medical Office and Life Science Portfolio:

	Comparable Properties (1)		All Properties
	As of June 30,		As of June 30,
	2024	2023	2024	2023
Total properties	92	92	101	105
Total square feet	7,590	7,580	8,396	8,797
Occupancy	87.4%	94.0%	81.5%	85.8%

	Six Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Rental income	$105,047	$107,216	$(2,169)	(2.0)%	$3,657	$3,174	$108,704	$110,390	$(1,686)	(1.5)%
Property operating expenses	(43,481)	(41,509)	1,972	4.8%	(4,698)	(5,944)	(48,179)	(47,453)	726	1.5%
NOI	$61,566	$65,707	$(4,141)	(6.3)%	$(1,041)	$(2,770)	$60,525	$62,937	$(2,412)	(3.8)%
(1)Consists primarily of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2023; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income decreased at our comparable properties primarily due to vacancies at certain of our properties, partially offset by increased parking revenue at one of our properties. Rental income increased at our non-comparable properties primarily due to a tenant default at one of our properties in the 2023 period and an increase in rental income at one of our recently redeveloped properties, partially offset by dispositions since January 1, 2023.
Property operating expenses. The increase in property operating expenses at our comparable properties is primarily due to increased insurance costs recorded in the 2024 period and increases in utility expenses and cleaning costs, partially offset by a decrease in real estate taxes due to refunds realized and a reduction in assessed values as a result of successful appeals in the 2024 period. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since January 1, 2023.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Six Months Ended June 30,		As of and For the Six Months Ended June 30,
	2024	2023	2024	2023
Total properties	217	217	232	234
Number of units	24,446	24,446	25,230	25,322
Occupancy	79.5%	77.6%	78.9%	77.4%
Average monthly rate (2)	$5,173	$4,867	$5,163	$4,850

	Six Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Residents fees and services	$603,264	$551,281	$51,983	9.4%	$13,384	$13,157	$616,648	$564,438	$52,210	9.2%
Property operating expenses	(546,979)	(508,971)	38,008	7.5%	(15,975)	(15,317)	(562,954)	(524,288)	38,666	7.4%
NOI	$56,285	$42,310	$13,975	33.0%	$(2,591)	$(2,160)	$53,694	$40,150	$13,544	33.7%
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
Residents fees and services. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities. The activity for our non-comparable properties reflects the 13 communities transitioned to an existing third party manager during the 2024 period.
Property operating expenses. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, insurance costs, dietary expenses and other direct costs, partially offset by reduced contract labor. The activity for our non-comparable properties reflects the 13 communities transitioned to an existing third party manager during the 2024 period.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.

Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Six Months Ended June 30,				As of and For the Six Months Ended June 30,
	2024		2023		2024		2023
Total properties:
Triple net leased senior living communities	26		26		27		27
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.89	x	1.80	x	1.89	x	1.80	x
Wellness centers (3)	1.80	x	1.67	x	1.80	x	1.67	x

	Six Months Ended June 30,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Rental income	$16,676	$17,421	$(745)	(4.3)%	$140	$—	$16,816	$17,421	$(605)	(3.5)%
Property operating expenses	(493)	(567)	(74)	(13.1)%	(43)	—	(536)	(567)	(31)	(5.5)%
NOI	$16,183	$16,854	$(671)	(4.0)%	$97	$—	$16,280	$16,854	$(574)	(3.4)%
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
(3)All tenant operating data presented are based upon the operating results provided by our tenants for the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the annualized operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by annualized rental income. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold or classified as held for sale, if any, or for which there was a transfer of operations during the periods presented. Excludes rent coverage for one of our closed senior living communities, the tenant of which was in default under the applicable lease with us as of June 30, 2024.
Rental income. Rental income decreased at our comparable properties primarily due to a cash settlement and higher cash rents received during the 2023 period from a tenant previously in default under leases for six of our wellness centers. In January 2023, we agreed to amend the lease for three of these wellness centers and repossess the remaining three wellness centers. The three wellness centers we repossessed were subsequently re-leased to other tenants.
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
General and administrative expense. General and administrative expense increased primarily due to an increase in our business management fees of $1,416, partially offset by a reduction in legal and other professional fees.
Acquisition and certain other transaction related costs. We incurred transition costs, including termination and other fees, during the 2024 period as a result of our transition of 13 communities to an existing third party manager. For more information about such transition of communities, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Impairment of assets. For information about our asset impairment charges, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Loss (gain) on sale of properties. For information regarding loss (gain) on sale of properties, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
Gains and losses on equity securities, net. Gains and losses on equity securities, net, represent the net unrealized losses to adjust our investment in AlerisLife to its fair value. For further information regarding our investment in AlerisLife, see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The decrease in interest and other income is primarily due to lower average invested cash balances during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 and $1,466 of funds we received from certain programs under the CARES Act, ARPA and various state programs in the 2023 period.
Interest expense. Interest expense increased primarily due to the issuance of $940,534 of our senior secured notes due 2026 in December 2023, resulting in discount accretion of $42,099 in the 2024 period. Additionally, we executed a $120,000 mortgage loan in May 2024 at a fixed interest rate of 6.864% per annum. The increase was partially offset by the repayment and termination of our former credit facility and the redemption of $250,000 of our senior notes that were scheduled to mature in May 2024. The net proceeds from our $940,534 senior secured notes due 2026 were used to make these repayments in December 2023 aggregating $700,000.
Loss on modification or early extinguishment of debt. During the six months ended June 30, 2024, we recorded a loss on early extinguishment of debt in connection with the redemption of $60,000 of our outstanding 9.75% senior unsecured notes due 2025 using proceeds from the $120,000 mortgage loan executed in May 2024. During the six months ended June 30, 2023, we recorded a loss on modification or early extinguishment of debt in connection with an amendment to our then credit agreement.
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

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the Securities and Exchange Commission, or the SEC, including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three and six months ended June 30, 2024 and 2023. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of properties, equity in net earnings or losses of investees, loss on impairment of real estate assets, gains or losses on equity securities, net, if any, and including adjustments to reflect our proportionate share of FFO of our equity method investees, plus real estate depreciation and amortization of consolidated properties, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below, including similar adjustments for our unconsolidated joint ventures, if any, and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2024 and 2023 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(97,861)	$(72,571)	$(184,120)	$(125,229)
Depreciation and amortization	68,357	68,394	138,490	133,194
Loss (gain) on sale of properties	13,213	—	19,087	(1,233)
Impairment of assets	6,545	11,299	18,687	17,224
Gains on equity securities, net	—	—	—	(8,126)
Equity in net losses (earnings) of investees	12,307	(2,929)	10,409	(2,282)
Share of FFO from unconsolidated joint ventures	2,047	1,897	4,061	3,896
Adjustments to reflect our share of FFO attributable to an equity method investment	9,955	—	10,537	(1,586)
FFO	14,563	6,090	17,151	15,858

Business management incentive fees (1)	(849)	—	—	—
Acquisition and certain other transaction related costs	1,826	6,043	1,912	6,136
Loss on modification or early extinguishment of debt	209	—	209	1,075
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	(8,919)	—	(8,919)	1,576
Normalized FFO	$6,830	$12,133	$10,353	$24,645

Weighted average common shares outstanding (basic and diluted)	239,326	238,682	239,259	238,636

Per common share data (basic and diluted):
Net loss	$(0.41)	$(0.30)	$(0.77)	$(0.52)
FFO	$0.06	$0.03	$0.07	$0.07
Normalized FFO	$0.03	$0.05	$0.04	$0.10
Distributions declared	$0.01	$0.01	$0.02	$0.02
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net loss to NOI for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Net Loss to NOI:
Net loss	$(97,861)	$(72,571)	$(184,120)	$(125,229)

Equity in net losses (earnings) of investees	12,307	(2,929)	10,409	(2,282)
Income tax expense	170	221	357	190
Loss before income tax expense and equity in net losses (earnings) of investees	(85,384)	(75,279)	(173,354)	(127,321)
Loss on modification or early extinguishment of debt	209	—	209	1,075
Interest expense	58,702	47,384	116,278	95,164
Interest and other income	(2,403)	(5,134)	(4,640)	(9,329)
Gains on equity securities, net	—	—	—	(8,126)
Losses (gains) on sale of properties	13,213	—	19,087	(1,233)
Impairment of assets	6,545	11,299	18,687	17,224
Acquisition and certain other transaction related costs	1,826	6,043	1,912	6,136
General and administrative	6,262	7,284	13,830	13,157
Depreciation and amortization	68,357	68,394	138,490	133,194
Total NOI	$67,327	$59,991	$130,499	$119,941

Medical Office and Life Science Portfolio NOI	$30,273	$29,430	$60,525	$62,937
SHOP NOI	28,984	22,887	53,694	40,150
Non-Segment NOI	8,070	7,674	16,280	16,854
Total NOI	$67,327	$59,991	$130,499	$119,941
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
Although the senior living industry has been adversely affected by a slow recovery from the COVID-19 pandemic, as well as economic and market conditions, there have been signs of recovery. While we are encouraged by positive trends, including increases in rates and occupancy in our SHOP segment and favorable supply and demand dynamics in the senior living industry, generally, we cannot be sure that these trends will continue to benefit us and any benefits we do realize may be uneven. While we continue to experience variability in labor, insurance and food costs in our SHOP segment, we expect increases in these costs to moderate and we continue to work with our senior living operators to manage these costs and to increase rates and occupancy at our communities, which we believe will enable our managers to generate better returns to us.

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
On May 30, 2024, we executed a $120.0 million fixed rate, interest only mortgage loan secured by eight medical office and life science properties. This mortgage loan matures in June 2034 and requires that interest be paid at an annual rate of 6.864%. The net proceeds from this mortgage loan were approximately $117.1 million after deducting estimated closing costs, and we used $60.0 million of the net proceeds to partially redeem our then outstanding $500.0 million senior notes due 2025. As a result of these transactions, we have no significant debt maturities until June 2025 when $440.0 million of our senior notes will become due, and as of June 30, 2024, we had $265.6 million of cash and cash equivalents. Additionally, as of June 30, 2024, our ratio of consolidated income available for debt service to debt service is above the 1.5x incurrence requirement under our senior notes, on a pro forma basis. We are able to refinance existing or maturing debt and issue new debt as long as this ratio is at or above 1.5x on a pro forma basis at the time of such refinancing or issuance.
Based on the significant number of unencumbered properties in our SHOP segment and our demonstrated ability to execute debt financings, we believe we will likely be able to obtain additional debt financing that will allow us to satisfy the $440.0 million outstanding principal amount of our 9.75% senior unsecured notes due 2025.
During the six months ended June 30, 2024, we sold two properties for an aggregate sales price of $7.8 million, excluding closing costs. Subsequent to June 30, 2024, we sold two properties for an aggregate sales price of $21.3 million, excluding closing costs, and as of July 31, 2024, we had an additional property under agreement to sell for a sales price of $5.5 million, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result. For further information regarding our dispositions, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents and restricted cash at beginning of period	$246,961	$688,302
Net cash provided by (used in):
Operating activities	72,894	31,723
Investing activities	(95,691)	(90,380)
Financing activities	45,921	(272,562)
Cash and cash equivalents and restricted cash at end of period	$270,085	$357,083
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
The increase in cash provided by operating activities for the six months ended June 30, 2024 compared to the prior period was primarily due to increased NOI as a result of increased rates and occupancy at the senior living communities in our SHOP segment. Additionally, cash interest payments decreased in the 2024 period compared to the 2023 period primarily due to the repayment and termination of our former credit facility and the redemption of $250.0 million of our senior notes in December 2023.

Our Investing Liquidity and Resources
The increase in cash used in investing activities for the six months ended June 30, 2024 compared to the prior period was primarily due to our purchase on February 16, 2024 of approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the tender offer price of $1.31 per share for a total purchase price, including transaction related costs, of $15.5 million. In the 2023 period, we tendered all of our AlerisLife common shares at $1.31 per share. The increase was partially offset by a decrease in real estate improvements and an increase in proceeds from the sale of properties in the 2024 period compared to the 2023 period.
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	$6,409	$9,284	$12,438	$16,032
Building improvements (2)	1,852	2,561	2,771	3,417
Recurring capital expenditures - Medical Office and Life Science Portfolio	8,261	11,845	15,209	19,449
Wellness centers lease related costs (1)	4,591	884	11,514	884
SHOP segment fixed assets and capital improvements	21,623	18,407	31,714	42,051
Total recurring capital expenditures	$34,475	$31,136	$58,437	$62,384

Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	$1,112	$4,792	$1,825	$6,714
Development, redevelopment and other activities - SHOP segment (3)	5,705	20,405	6,894	36,628
Total development, redevelopment and other activities	$6,817	$25,197	$8,719	$43,342

Capital expenditures by segment:
Medical Office and Life Science Portfolio	$9,373	$16,637	$17,034	$26,163
SHOP	27,328	38,812	38,608	78,679
Wellness centers	4,591	884	11,514	884
Total capital expenditures	$41,292	$56,333	$67,156	$105,726
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
As of June 30, 2024, we had estimated unspent leasing related obligations at our triple net leased wellness centers and our medical office and life science properties of approximately $37.9 million, of which we expect to spend approximately $26.7 million during the next 12 months. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand, proceeds from the disposition of certain properties and future financing activities.
We are currently in the process of redeveloping certain properties, primarily our managed senior living communities, which projects are expected to be completed at various times between 2024 and 2025. We continue to assess opportunities to redevelop other properties in our Medical Office and Life Science Portfolio and SHOP segment. These redevelopment projects may require significant capital expenditures and time to complete, and we may defer certain redevelopment projects to preserve liquidity. Due to labor availability constraints and wage and commodity price inflation, the capital investments we plan to make may be delayed or cost more than we expect.

Our Financing Liquidity and Resources
The change in cash provided by financing activities for the six months ended June 30, 2024 compared to cash used in financing activities for the prior period was primarily due to our execution of a $120.0 million mortgage loan in the 2024 period and our redemption of $250.0 million of our senior notes in the 2023 period, partially offset by the redemption of $60.0 million of our senior notes in the 2024 period.
As of June 30, 2024, we had $265.6 million of cash and cash equivalents. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
During the six months ended June 30, 2024, we paid quarterly cash distributions to our shareholders totaling approximately $4.8 million using existing cash balances. On July 11, 2024, we declared a quarterly distribution payable to common shareholders of record on July 22, 2024 in the amount of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about August 15, 2024 using cash on hand. For further information regarding the distribution we paid during 2023, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We believe we may have access to certain types of financings, including debt or equity offerings, to fund our operations and repay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future debt or equity transactions depends primarily upon credit market conditions and our then creditworthiness and our ability to be in compliance with our debt covenants as discussed below. We have no control over market conditions. Our credit and debt ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. A protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage and commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns and a possible recession, may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
In January 2023, we repaid $113.6 million in outstanding borrowings under our former credit facility and the commitments were reduced to $586.4 million. In February 2023, we reduced the commitments from $586.4 million to $450.0 million following our repayment of $136.4 million in outstanding borrowings under our former credit facility. Until its repayment in full and termination on December 21, 2023, we had a $450.0 million credit facility that was fully drawn. At December 21, 2023, our former credit facility required interest to be paid on borrowings at an annual rate of 8.4%, plus a facility fee of $0.3 million per quarter.
Our $940.5 million in outstanding senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. No cash interest will accrue on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year.
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
Debt Covenants
Our principal debt obligations at June 30, 2024 were: (1) $2.0 billion outstanding principal amount of senior unsecured notes; (2) $940.5 million outstanding principal amount of senior secured notes; and (3) $128.3 million aggregate principal amount of mortgage notes (excluding discounts, premiums and net debt issuance costs) secured by nine properties. For further information regarding our indebtedness, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior notes are governed by our senior notes indentures and their supplements. Our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. As of June 30, 2024, we believe we were in compliance with all of the covenants under our senior notes indentures and their supplements and our other debt obligations. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns or a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy our debt covenants and conditions.
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
Supplemental Guarantor Information
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. We subsequently redeemed $500.0 million and $60.0 million of this debt in June 2022 and June 2024, respectively, with $440.0 million remaining outstanding. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of June 30, 2024, all $440.0 million of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.1 billion of senior unsecured notes do not have the benefit of any guarantees.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

	June 30, 2024	December 31, 2023
Real estate properties, net	$3,391,406	$3,667,818
Other assets, net	473,059	502,532
Total assets	$3,864,465	$4,170,350

Indebtedness, net	$2,791,355	$2,803,829
Other liabilities	213,770	241,517
Total liabilities	$3,005,125	$3,045,346

Six Months Ended June 30, 2024
Revenues	$635,495
Expenses	708,689
Loss from continuing operations	(183,801)
Net loss	(194,567)
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
Impact of Government Reimbursement
For the six months ended June 30, 2024, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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
Fixed Rate Debt
In May 2024, we executed a $120.0 million fixed rate, interest only mortgage loan secured by eight medical office and life science properties. This mortgage loan matures in June 2034 and requires that interest be paid at an annual rate of 6.864%. Interest payments are due monthly and no principal payment is due until maturity. We used $60.0 million of the net proceeds to partially redeem our then outstanding $500.0 million senior notes due 2025.
Other than the transaction described above, there have been no material changes to market interest rate risks associated with our fixed rate debt during the three and six months ended June 30, 2024. For a discussion of market interest rate risks associated with our fixed rate debt, see "Quantitative and Qualitative Disclosures About Market Risk" included in Part II, Item 7A of our 2023 Annual Report.
Floating Rate Debt
At June 30, 2024, we did not have any floating rate debt obligations.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our efforts to manage costs and increase occupancy at our SHOP communities; demand for medical office and life science leased space; our future leasing activity; market demand and supply for healthcare services for older adults and senior living communities; expected costs related to the transition of certain senior living communities; our leverage; the sufficiency of our liquidity; our liquidity needs and sources; our ability to obtain additional debt financing; our capital expenditure plans and commitments; the transition of operations at certain of our senior living communities to new managers; our acquisitions and our pending or potential property dispositions; our redevelopment, repositioning and construction activities and plans; and the amount and timing of future distributions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended June 30, 2024:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2024	17,511	$2.38	—	$—
Total	17,511	$2.38	—	$—

(1) This common share withholding and purchase was made to satisfy tax withholding and payment obligations of a former officer and employee of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Item 6. Exhibits.

Exhibit Number	Description
3.1
Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary, dated June 30, 2017. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 30, 2017.)
3.4	Articles Supplementary, dated May 19, 2020. (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 20, 2020.)
3.5	Fourth Amended and Restated Bylaws of the Company, adopted May 31, 2024. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 4, 2024.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K filed on January 2, 2020.)
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

4.11
Supplemental Indenture, dated as of March 1, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 9.750% Senior Notes due 2025. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

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

4.16
Supplemental Indenture, dated as of March 1, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 4.375% Senior Notes due 2031. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

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
10.2
Release of Certain Guarantors, dated as of June 5, 2024, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Filed herewith.)

10.3
Release of Certain Guarantors, dated as of June 5, 2024, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Filed herewith.)

10.4
Release of Certain Guarantors, dated as of June 26, 2024, related to Senior Secured Notes due 2026, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Filed herewith.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-280352.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED HEALTHCARE TRUST

	By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Executive Officer

Dated: August 1, 2024

	By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: August 1, 2024