Form 10-Q
period 2024-09-30
DIVERSIFIED HEALTHCARE TRUST
filed 2024-11-04
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of November 1, 2024: 241,275,373

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

September 30, 2024

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Real estate properties:
Land	$623,322	$652,977
Buildings and improvements	6,049,365	6,165,490
Total real estate properties, gross	6,672,687	6,818,467
Accumulated depreciation	(2,110,692)	(2,020,843)
Total real estate properties, net	4,561,995	4,797,624

Investments in unconsolidated joint ventures	110,513	129,916
Assets of properties held for sale	81,163	9,447
Cash and cash equivalents	256,527	245,939
Restricted cash	4,873	1,022
Equity method investment	23,758	—
Acquired real estate leases and other intangible assets, net	27,868	33,948
Other assets, net	218,499	228,240
Total assets	$5,285,196	$5,446,136

Liabilities and Shareholders' Equity
Senior secured notes, net	$801,315	$731,211
Senior unsecured notes, net	2,016,140	2,072,618
Secured debt and finance leases, net	127,836	13,020
Liabilities of properties held for sale	2,617	32
Accrued interest	22,589	22,847
Other liabilities	266,295	269,517
Total liabilities	3,236,792	3,109,245

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 241,281,373 and 240,423,898 shares issued and outstanding, respectively	2,413	2,405
Additional paid in capital	4,619,990	4,618,470
Cumulative net income	1,495,469	1,778,278
Cumulative other comprehensive income	8	—
Cumulative distributions	(4,069,476)	(4,062,262)
Total shareholders' equity	2,048,404	2,336,891
Total liabilities and shareholders' equity	$5,285,196	$5,446,136

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental income	$61,635	$63,390	$187,155	$191,201
Residents fees and services	312,005	293,134	928,653	857,572
Total revenues	373,640	356,524	1,115,808	1,048,773

Expenses:
Property operating expenses	309,697	298,432	921,366	870,740
Depreciation and amortization	68,959	67,236	207,449	200,430
General and administrative	13,933	6,954	27,763	20,111
Acquisition and certain other transaction related costs	331	3,676	2,243	9,812
Impairment of assets	23,031	1,156	41,718	18,380
Total expenses	415,951	377,454	1,200,539	1,119,473

Gain (loss) on sale of properties	111	—	(18,976)	1,233
Gains on equity securities, net	—	—	—	8,126
Interest and other income	2,575	3,243	7,215	12,572
Interest expense (including net amortization of debt discounts, premiums and issuance costs of $26,188, $2,293, $76,642 and $6,616, respectively)	(59,443)	(47,758)	(175,721)	(142,922)
Loss on modification or early extinguishment of debt	—	—	(209)	(1,075)
Loss before income tax expense and equity in net earnings (losses) of investees	(99,068)	(65,445)	(272,422)	(192,766)
Income tax expense	(148)	(189)	(505)	(379)
Equity in net earnings (losses) of investees	527	(145)	(9,882)	2,137
Net loss	$(98,689)	$(65,779)	$(282,809)	$(191,008)

Other comprehensive income:
Equity in unrealized gains of an investee	34	—	8	—
Other comprehensive income	34	—	8	—
Comprehensive loss	$(98,655)	$(65,779)	$(282,801)	$(191,008)

Weighted average common shares outstanding (basic and diluted)	239,667	238,892	239,396	238,722

Per common share amounts (basic and diluted):
Net loss	$(0.41)	$(0.28)	$(1.18)	$(0.80)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2023:	240,423,898	$2,405	$4,618,470	$1,778,278	$—	$(4,062,262)	$2,336,891
Net loss	—	—	—	(86,259)	—	—	(86,259)
Equity in unrealized losses of an investee	—	—	—	—	(4)	—	(4)
Distributions	—	—	—	—	—	(2,404)	(2,404)
Share grants	—	—	558	—	—	—	558
Share repurchases	(30,176)	(1)	(78)	—	—	—	(79)
Balance at March 31, 2024:	240,393,722	2,404	4,618,950	1,692,019	(4)	(4,064,666)	2,248,703
Net loss	—	—	—	(97,861)	—	—	(97,861)
Equity in unrealized losses of an investee	—	—	—	—	(22)	—	(22)
Distributions	—	—	—	—	—	(2,404)	(2,404)
Share grants	259,259	3	937	—	—	—	940
Share repurchases	(17,511)	(1)	(41)	—	—	—	(42)
Share forfeitures	(16,000)	—	—	—	—	—	—
Balance at June 30, 2024:	240,619,470	2,406	4,619,846	1,594,158	(26)	(4,067,070)	2,149,314
Net loss	—	—	—	(98,689)	—	—	(98,689)
Equity in unrealized gains of an investee	—	—	—	—	34	—	34
Distributions	—	—	—	—	—	(2,406)	(2,406)
Share grants	881,767	9	923	—	—	—	932
Share repurchases	(219,864)	(2)	(779)	—	—	—	(781)
Balance at September 30, 2024:	241,281,373	$2,413	$4,619,990	$1,495,469	$8	$(4,069,476)	$2,048,404
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2022:	239,694,842	$2,397	$4,617,031	$2,071,850	$—	$(4,052,667)	$2,638,611
Net loss	—	—	—	(52,658)	—	—	(52,658)
Distributions	—	—	—	—	—	(2,397)	(2,397)
Share grants	—	—	270	—	—	—	270
Share repurchases	(5,975)	—	(6)	—	—	—	(6)
Share forfeitures	(6,400)	—	(1)	—	—	—	(1)
Balance at March 31, 2023:	239,682,467	2,397	4,617,294	2,019,192	—	(4,055,064)	2,583,819
Net loss	—	—	—	(72,571)	—	—	(72,571)
Distributions	—	—	—	—	—	(2,397)	(2,397)
Share grants	140,000	1	567	—	—	—	568
Share repurchases	(24,513)	—	(27)	—	—	—	(27)
Share forfeitures	(5,600)	—	(3)	—	—	—	(3)
Balance at June 30, 2023:	239,792,354	2,398	4,617,831	1,946,621	—	(4,057,461)	2,509,389
Net loss	—	—	—	(65,779)	—	—	(65,779)
Distributions	—	—	—	—	—	(2,398)	(2,398)
Share grants	820,000	8	662	—	—	—	670
Share repurchases	(151,405)	(1)	(352)	—	—	—	(353)
Share forfeitures	(3,400)	—	(3)	—	—	—	(3)
Balance at September 30, 2023:	240,457,549	$2,405	$4,618,138	$1,880,842	$—	$(4,059,859)	$2,441,526
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(282,809)	$(191,008)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	207,449	200,430
Net amortization of debt discounts, premiums and issuance costs	76,642	6,616
Straight line rental income	(1,605)	1,333
Amortization of acquired real estate leases and other intangible assets, net	84	(264)
Loss on modification or early extinguishment of debt	209	1,075
Impairment of assets	41,718	18,380
Loss (gain) on sale of properties	18,976	(1,233)
Gains on equity securities, net	—	(8,126)
Other non-cash adjustments, net	(405)	(1,328)
Unconsolidated joint venture distributions	1,231	3,870
Equity in net losses (earnings) of investees	9,882	(2,137)
Change in assets and liabilities:
Deferred leasing costs, net	(2,199)	(7,995)
Other assets	2,828	4,315
Accrued interest	(258)	2,628
Other liabilities	22,285	(8,864)
Net cash provided by operating activities	94,028	17,692

Cash flows from investing activities:
Real estate improvements	(134,966)	(168,400)
Proceeds from sale of properties, net	27,845	3,548
Investment in AlerisLife Inc.	(15,459)	—
Proceeds from insurance recoveries	1,698	—
Proceeds from AlerisLife Inc. tender offer	—	14,006
Net cash used in investing activities	(120,882)	(150,846)

Cash flows from financing activities:
Proceeds from mortgage notes payable	120,000	—
Repayments of borrowings on credit facility	—	(250,000)
Redemption of senior unsecured notes	(60,000)	—
Repayment of other debt	(2,388)	(16,408)
Payment of debt issuance costs	(8,203)	(2,057)
Repurchase of common shares	(902)	(386)
Distributions to shareholders	(7,214)	(7,192)
Net cash provided by (used in) financing activities	41,293	(276,043)

Increase (decrease) in cash and cash equivalents and restricted cash	14,439	(409,197)
Cash and cash equivalents and restricted cash at beginning of period	246,961	688,302
Cash and cash equivalents and restricted cash at end of period	$261,400	$279,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$99,337	$133,695
Income taxes paid	$484	$677

Non-cash investing activities:
Real estate improvements accrued, not paid	$18,603	$29,560
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of September 30,
	2024	2023
Cash and cash equivalents	$256,527	$278,122
Restricted cash (1)	4,873	983
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$261,400	$279,105
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
We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of our business. While the outcome of any litigation is inherently uncertain, we do not believe any currently pending litigation or proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.
Note 2.  Recent Accounting Pronouncements

On November 27, 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the Chief Operating Decision Maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification Topic 280, Segment Reporting, or ASC 280, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We expect to include additional disclosures as a result of the implementation of ASU No. 2023-07; however, these changes are not expected to have a material effect on our condensed consolidated financial statements.
On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance their annual income tax disclosures by requiring: (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 should be applied prospectively but entities have the option to apply it retrospectively to all prior periods presented in the financial statements. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We expect to include additional disclosures in the notes to our condensed consolidated financial statements as a result of the implementation of ASU No. 2023-09; however, these changes are not expected to have a material effect on our condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 3.  Real Estate and Other Investments
As of September 30, 2024, we owned 368 properties located in 36 states and Washington, D.C., including 25 properties classified as held for sale and three closed senior living communities, and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states.
Acquisitions and Dispositions:
We did not acquire any properties during the nine months ended September 30, 2024.
During the nine months ended September 30, 2024, we sold four properties for an aggregate sales price of $29,075, excluding closing costs, as presented in the table below. The sales of these properties do not represent a significant disposition and we do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Location	Type of Property	Number of Properties	Sales Price (1)	(Loss) Gain on Sale
March 2024	Arizona	Medical Office	1	$3,600	$(5,874)
June 2024	Texas	Medical Office	1	4,200	(13,213)
July 2024	Illinois and Minnesota	Medical Office	2	21,275	111
			4	$29,075	$(18,976)
(1)Sales price excludes closing costs.
As of September 30, 2024, we had 25 properties classified as held for sale in our condensed consolidated balance sheet as follows:

Segment	Number of Properties	Real Estate Properties, Net
Medical Office and Life Science	4	$33,213
SHOP	3	8,780
Non-Segment (1)	18	35,660
	25	$77,653
(1)Represents 18 triple net leased senior living communities.
Subsequent to September 30, 2024, we sold one of these properties for a sales price of $6,600, excluding closing costs. As of November 4, 2024, we had 28 properties under agreements or letters of intent to sell for an aggregate sales price of $348,080, excluding closing costs. If these sales are completed, approximately $302,100 of the proceeds are required to be used to partially redeem our outstanding senior secured notes due 2026. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.
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
During the nine months ended September 30, 2024, we recorded impairment charges of $27,173 related to one medical office property and one life science property that were classified as held for sale as of September 30, 2024. We also recorded impairment charges of $14,545 related to two medical office properties that were sold in 2024.
Equity Method Investments in Unconsolidated Joint Ventures:
As of September 30, 2024, we had equity investments in unconsolidated joint ventures as follows:

Joint Venture	DHC Ownership	DHC Carrying Value of Investment at September 30, 2024	Number of Properties	Location	Square Feet
Seaport Innovation LLC	10%	$65,590	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	44,923	10	CA, MA, NY, TX, WA	1,068,763
		$110,513	11		2,203,242
The following table provides a summary of the mortgage debts of these joint ventures:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance at September 30, 2024 (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2) (3)	3.53%	11/6/2028	$620,000
Mortgage Notes Payable (secured by nine properties in five states) (4)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (4) (5)	6.38%	2/9/2025	266,825
	4.22%		$1,076,625
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

We account for the unconsolidated joint venture for 10 medical office and life science properties in which we own a 20% equity interest, or the LSMD JV, and the unconsolidated joint venture for a life science property located in Boston, Massachusetts in which we own a 10% equity interest, or the Seaport JV, using the equity method of accounting under the fair value option. We recognized changes in the fair value of our investments in our unconsolidated joint ventures of $1,707 and $(145) during the three months ended September 30, 2024 and 2023, respectively, and $(18,173) and $2,137 during the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in equity in net earnings (losses) of investees in our condensed consolidated statements of comprehensive income (loss). See Note 6 for further information regarding the valuation of our investment in these joint ventures.
Equity Method Investment in AlerisLife:
As of September 30, 2024, we owned approximately 34.0% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We account for our 34.0% non-controlling interest in AlerisLife using the equity method of accounting.
As of September 30, 2024, our investment in AlerisLife had a carrying value of $23,758. The cost basis of our investment in AlerisLife exceeded our proportionate share of AlerisLife's total stockholders' equity book value on the date of acquisition of our initial interest in AlerisLife, which was February 16, 2024, by an aggregate of $29,500. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 21 years, the weighted average remaining useful life of the real estate assets owned by AlerisLife and the intangible contract asset with us as of the date of acquisition. We recorded

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
amortization of the basis difference of $351 and $877 for the three and nine months ended September 30, 2024, respectively. We recognized income of $(1,531) and $7,414 related to our investment in AlerisLife for the three and nine months ended September 30, 2024, respectively. These amounts are included in equity in net earnings (losses) of investees in our condensed consolidated statements of comprehensive income (loss). See Note 11 for further information regarding our investment in AlerisLife.
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
We increased rental income to record revenue on a straight line basis by $658 and $676 for the three months ended September 30, 2024 and 2023, respectively, and $1,605 for the nine months ended September 30, 2024. We decreased rental income to record revenue on a straight line basis by $1,333 for the nine months ended September 30, 2023. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $74,088 and $75,306 of straight line rent receivables at September 30, 2024 and December 31, 2023, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $11,126 and $12,018 for the three months ended September 30, 2024 and 2023, respectively, of which tenant reimbursements totaled $11,083 and $11,965, respectively, and $34,111 and $36,579 for the nine months ended September 30, 2024 and 2023, respectively, of which tenant reimbursements totaled $33,953 and $36,414, respectively.
Right of Use Asset and Lease Liability: For leases where we are the lessee, we recognize a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $20,868 and $21,254, respectively, as of September 30, 2024, and $23,366 and $23,748, respectively, as of December 31, 2023. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.
Note 5.  Indebtedness
Our principal debt obligations, excluding any debt obligations of our joint ventures, at September 30, 2024 were: (1) $2,040,000 outstanding principal amount of senior unsecured notes; (2) $940,534 outstanding principal amount of senior secured notes with an aggregate net book value of $1,070,598; and (3) $127,889 principal amount of mortgage debt secured by nine properties. The mortgaged properties had an aggregate net book value of $205,750 at September 30, 2024. We also had two properties subject to finance leases that expire in 2026 with lease obligations totaling $2,743 at September 30, 2024; these two properties had an aggregate net book value of $21,815 at September 30, 2024.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Until its repayment in full and termination on December 21, 2023, we had a $450,000 credit facility that was fully drawn. The weighted average annual interest rate for borrowings under our former credit facility was 8.3% and 7.8% for the three and nine months ended September 30, 2023, respectively. In January 2023, we repaid $113,627 in outstanding borrowings under our former credit facility and the commitments were reduced to $586,373. In February 2023, we reduced the commitments from $586,373 to $450,000 following our repayment of $136,373 in outstanding borrowings under our former credit facility. As a result of the February 2023 reduction in commitments, we recorded a loss on modification or early extinguishment of debt of $1,075 for the nine months ended September 30, 2023.
In May 2024, we executed a $120,000 fixed rate, interest only mortgage loan secured by eight medical office and life science properties. This mortgage loan matures in June 2034 and requires that interest be paid at an annual rate of 6.864%.
In June 2024, we redeemed $60,000 of our outstanding 9.75% senior unsecured notes due 2025 using proceeds from the $120,000 mortgage loan executed in May 2024. As a result of this redemption, we recorded a loss on early extinguishment of debt of $209 for the nine months ended September 30, 2024.
As of September 30, 2024, all $940,534 of our senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by certain of our subsidiaries that own 95 properties, or the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries, and all $440,000 of our 9.75% senior notes due 2025 and all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees (other than our senior secured notes and the guarantees provided by the Collateral Guarantors) are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees as of September 30, 2024. We are currently under agreements or letters of intent to sell 22 of the properties securing our senior secured notes due 2026 for an aggregate sales price of $302,100, excluding closing costs. If these sales are completed, the proceeds are required to be used to partially redeem our outstanding senior secured notes due 2026.
Our senior secured notes due 2026 and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. No cash interest will accrue on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value will equal the principal amount at maturity. During the three and nine months ended September 30, 2024, we recognized discount accretion of $22,034 and $64,133, respectively, for our senior secured notes due 2026 in interest expense in our condensed consolidated statements of comprehensive income (loss). We have a one-time option to extend the maturity date of these notes by one year, to January 15, 2027, subject to satisfaction of certain conditions and payment of an extension fee. If we exercise this option, interest payments will be due semiannually during the extension period at an initial interest rate of 11.25% with increases of 50 basis points every 90 days these notes remain outstanding.
Based on the significant number of unencumbered properties in our senior housing operating portfolio, or SHOP, segment and our demonstrated ability to execute debt financings, we believe we will likely be able to obtain additional debt financing that will allow us to satisfy the $440,000 outstanding principal amount of our 9.75% senior unsecured notes due June 2025.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 6.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at September 30, 2024 and December 31, 2023, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of September 30, 2024	As of December 31, 2023
Description	Carrying Value	Carrying Value
Recurring Fair Value Measurements Assets:
Investment in unconsolidated joint venture (Level 3) (1)	$65,590	$85,699
Investment in unconsolidated joint venture (Level 3) (2)	$44,923	$44,217
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (Level 2) (3)	$6,286	$—
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
(2)The 20% equity interest we own in the LSMD JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are discount rates of between 6.50% and 8.00%, exit capitalization rates of between 5.25% and 7.00%, holding periods of 10 to 13 years, direct capitalization rates of 5.00% and market rents. The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions. See Note 3 for further information regarding this joint venture.
(3)We have assets in our condensed consolidated balance sheets that are measured at fair value on a non-recurring basis. During the three months ended September 30, 2024, we recorded impairment charges of $23,031 to reduce the carrying value of one life science property that is classified as held for sale to its estimated sales price, less estimated costs to sell, of $6,286 under an agreement to sell that we have entered into with a third party. See Note 3 for further information about impairment charges and the properties we have classified as held for sale.
In addition to the assets described in the table above, our financial instruments at September 30, 2024 and December 31, 2023 included cash and cash equivalents, restricted cash, certain other assets, senior unsecured notes, senior secured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of September 30, 2024		As of December 31, 2023
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes, 9.750% coupon rate, due 2025	$438,913	$440,541	$497,454	$490,750
Senior secured notes, zero coupon rate, due 2026	801,315	865,837	731,211	771,981
Senior unsecured notes, 4.750% coupon rate, due 2028	495,700	452,500	494,746	384,110
Senior unsecured notes, 4.375% coupon rate, due 2031	494,487	411,635	493,845	375,000
Senior unsecured notes, 5.625% coupon rate, due 2042	343,207	233,940	342,946	211,400
Senior unsecured notes, 6.250% coupon rate, due 2046	243,833	176,000	243,627	154,000
Secured debt and finance leases (2)	127,836	133,423	13,020	12,284
	$2,945,291	$2,713,876	$2,816,849	$2,399,525
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, as of September 30, 2024 and December 31, 2023 (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our three issuances of senior unsecured notes due 2025, 2028 and 2031 and our issuance of senior secured notes due 2026 using an average of the bid and ask price on Nasdaq on or about September 30, 2024 and December 31, 2023 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 7.  Shareholders' Equity
Common Share Awards:
On May 31, 2024, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 37,037 of our common shares, valued at $2.43 per share, the closing price of our common shares on Nasdaq on that day.
On September 11, 2024, we awarded under our equity compensation plan an aggregate of 881,767 of our common shares, valued at $3.35 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of The RMR Group LLC, or RMR, and certain employees of AlerisLife.

Common Share Purchases:
During the three and nine months ended September 30, 2024, we purchased an aggregate of 219,864 and 267,551 of our common shares, respectively, valued at a weighted average share price of $3.52 and $3.34, respectively, from our officers and certain other current and former officers and employees of RMR and certain employees of AlerisLife, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions:
During the nine months ended September 30, 2024, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.01	$2,404
April 11, 2024	April 22, 2024	May 16, 2024	0.01	2,404
July 11, 2024	July 22, 2024	August 15, 2024	0.01	2,406
			$0.03	$7,214
On October 16, 2024, we declared a quarterly distribution to common shareholders of record on October 28, 2024 of $0.01 per share, or approximately $2,413. We expect to pay this distribution on or about November 14, 2024 using cash on hand.
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

	For the Three Months Ended September 30, 2024
	Medical Office and Life Science Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$52,901	$—	$8,734	$61,635
Residents fees and services	—	312,005	—	312,005
Total revenues	52,901	312,005	8,734	373,640

Expenses:
Property operating expenses	25,074	284,572	51	309,697
Depreciation and amortization	18,773	47,343	2,843	68,959
General and administrative	—	—	13,933	13,933
Acquisition and certain other transaction related costs	—	—	331	331
Impairment of assets	23,031	—	—	23,031
Total expenses	66,878	331,915	17,158	415,951

Gain on sale of properties	111	—	—	111
Interest and other income	—	—	2,575	2,575
Interest expense	(2,319)	(54)	(57,070)	(59,443)
Loss before income tax expense and equity in net earnings (losses) of investees	(16,185)	(19,964)	(62,919)	(99,068)
Income tax expense	—	—	(148)	(148)
Equity in net earnings (losses) of investees	1,707	—	(1,180)	527
Net loss	$(14,478)	$(19,964)	$(64,247)	$(98,689)

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2024
	Medical Office and Life Science Portfolio	SHOP	Non-Segment	Consolidated
Revenues:
Rental income	$161,605	$—	$25,550	$187,155
Residents fees and services	—	928,653	—	928,653
Total revenues	161,605	928,653	25,550	1,115,808

Expenses:
Property operating expenses	73,253	847,526	587	921,366
Depreciation and amortization	58,488	141,176	7,785	207,449
General and administrative	—	—	27,763	27,763
Acquisition and certain other transaction related costs	—	—	2,243	2,243
Impairment of assets	41,718	—	—	41,718
Total expenses	173,459	988,702	38,378	1,200,539

Loss on sale of properties	(18,976)	—	—	(18,976)
Interest and other income	—	—	7,215	7,215
Interest expense	(3,435)	(183)	(172,103)	(175,721)
Loss on modification or early extinguishment of debt	—	—	(209)	(209)
Loss before income tax expense and equity in net (losses) earnings of investees	(34,265)	(60,232)	(177,925)	(272,422)
Income tax expense	—	—	(505)	(505)
Equity in net (losses) earnings of investees	(18,173)	—	8,291	(9,882)
Net loss	$(52,438)	$(60,232)	$(170,139)	$(282,809)

	As of September 30, 2024
	Medical Office and Life Science Portfolio	SHOP	Non-Segment	Consolidated
Total assets	$1,726,082	$3,111,775	$447,339	$5,285,196

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

	For the Nine Months Ended September 30, 2023
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
Our Senior Living Communities Managed by Five Star. Five Star managed 119 of our senior living communities as of both September 30, 2024 and 2023. We lease our senior living communities that are managed by Five Star to our taxable REIT subsidiaries, or TRSs.
We incurred management fees payable to Five Star of $10,611 and $10,058 for the three months ended September 30, 2024 and 2023, respectively, and $31,462 and $29,962 for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, $10,060 and $9,457, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $551 and $601, respectively, were capitalized in our condensed consolidated balance sheets. For the nine months ended September 30, 2024 and 2023, $30,053 and $27,909, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,409 and $2,053, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We incurred fees of $0 and $1,213 for the nine months ended September 30, 2024 and 2023, respectively, with respect to rehabilitation services Five Star provided at our senior living communities that are payable by us. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
We lease space to Five Star at certain of our senior living communities, which, prior to June 17, 2024, Five Star used to provide certain outpatient rehabilitation and wellness services through the Ageility branded business. Beginning on June 17, 2024, Five Star subleases this space to a subsidiary of Fox Rehabilitation, which acquired the Ageility branded business from AlerisLife on that date.
Our Senior Living Communities Managed by Other Third Party Managers. Several other third party managers managed 111 of our senior living communities as of both September 30, 2024 and 2023. We lease our senior living communities that are managed by these third party managers to our TRSs.
In March 2024, we terminated our management agreement with one of our third party managers which manages certain of our communities located in Wisconsin and Illinois and transitioned these communities to another third party manager with which we have an existing relationship. The terms of the management agreement for these communities are generally consistent with the terms of the existing management agreements with our other third party managers. We paid transition costs, including termination and other fees, of $2,042 related to the transition of these communities during the nine months ended September 30, 2024.
We incurred management fees payable to these third party managers of $5,858 and $5,635 for the three months ended September 30, 2024 and 2023, respectively, and $17,341 and $16,230 for the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue from contracts with customers:	2024	2023	2024	2023
Basic housing and support services	$242,787	$232,805	$727,558	$681,598
Medicare and Medicaid programs	25,619	22,568	73,951	65,965
Private pay and other third party payer SNF services	43,599	37,761	127,144	110,009
Total residents fees and services	$312,005	$293,134	$928,653	$857,572
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
We recognized net business management fees of $11,249 and $3,692 for the three months ended September 30, 2024 and 2023, respectively, and $19,255 and $10,283 for the nine months ended September 30, 2024 and 2023, respectively. The net business management fees we recognized for both the three and nine months ended September 30, 2024 include $6,934 of estimated incentive fees based on our common share total return, as defined in our business management agreement. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of annual incentive fees for 2024, if any, will be based on our common share total return as defined in our business management agreement, for the three-year period ending December 31, 2024, and will be payable in January 2025. We did not incur any incentive fee payable for the year ended December 31, 2023. We recognize business management and incentive fees, if any, in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We recognized aggregate net property management and construction supervision fees of $1,787 and $2,209 for the three months ended September 30, 2024 and 2023, respectively, and $5,411 and $6,403 for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, $1,358 and $1,363, respectively, of the total property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $429 and $846, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the nine months ended September 30, 2024 and 2023, $4,342 and $4,226, respectively, of the total property management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,069 and $2,177, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $4,007 and $3,671 for these expenses and costs for the three months ended September 30, 2024 and 2023, respectively, and $11,448 and $10,765 for the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in property operating expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss) for these periods.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and, until the acquisition of AlerisLife by ABP Trust on March 20, 2023, the chair of the board of directors and a managing director of AlerisLife, and currently the sole director of AlerisLife. Christopher J. Bilotto, our other Managing Trustee and President and Chief Executive Officer, and Matthew C. Brown, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Jennifer F. Francis, our former Managing Trustee and our former President and Chief Executive Officer, served as an officer of RMR until December 31, 2023 and remained an employee of RMR until her retirement on July 1, 2024. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR, an officer of ABP Trust and secretary of AlerisLife and, until March 20, 2023, a managing director of AlerisLife. Jeffrey Leer, the president and chief executive officer of AlerisLife, is an executive officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as the chair of the board and as a managing trustee of these companies. Other officers of RMR, including Ms. Clark and certain of our officers, serve as managing trustees or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. As of September 30, 2024, ABP Trust and Mr. Portnoy owned 9.8% of our outstanding common shares.
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
On February 16, 2024, we exercised this purchase right and acquired, together with our applicable TRS, approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the tender offer price, for a total purchase price of $14,890, excluding transaction related costs, and we, our applicable TRS, ABP Trust and AlerisLife entered into a stockholders agreement. Following this acquisition, ABP Trust owns the remaining approximately 66.0% of AlerisLife.
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
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $6,080 as of September 30, 2024 and are included in other assets, net, in our condensed consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 10 for further information regarding those management agreements with RMR.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. We recognized rental income from RMR for this leased office space of $97 and $58 for the three months ended September 30, 2024 and 2023, respectively, and $354 and $132 for the nine months ended September 30, 2024 and 2023, respectively.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.
Note 12.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended September 30, 2024 and 2023, we recognized income tax expense of $148 and $189, respectively, and for the nine months ended September 30, 2024 and 2023, we recognized income tax expense of $505 and $379, respectively.
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
OVERVIEW
We are a REIT organized under Maryland law that primarily owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of September 30, 2024, we owned 368 properties located in 36 states and Washington, D.C., including 25 properties classified as held for sale and three closed senior living communities. At September 30, 2024, the gross book value of our real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, was $7.2 billion.
As of September 30, 2024, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 15.2 years.
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
In response to significant and prolonged increases in inflation, the U.S. Federal Reserve raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has lowered interest rates in 2024, we cannot be sure that it will continue to do so, or that any future interest rate decreases will be significant, and interest rates may remain at the current high levels or increase. These inflationary pressures in the United States, as well as global geopolitical instability and tensions, have given rise to uncertainty regarding economic downturns or a possible recession and potential disruptions in the financial markets. An economic recession, or continued or intensified disruptions in the financial markets, could adversely affect our financial condition and that of our managers, operators and tenants, could adversely impact the ability or willingness of our managers, operators, tenants or residents to pay amounts owed to us, could impair our ability to effectively deploy our capital or realize our target returns on our investments, may restrict our access to, and would likely increase our cost of, capital, and may cause the values of our properties and of our securities to decline.
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
In an effort to optimize performance, our asset management team reviews the results of each of our senior living communities and our operators, taking into account various factors such as performance metric benchmarks, location and other relevant data points. This comprehensive review process ensures that our decisions are data-driven and strategically aligned with our overall objectives. As a result of these reviews, our strategy to drive positive performance includes analyzing non-performing communities for potential disposition or transition to different operators.
For further information and risks relating to these economic uncertainties, including changes related to the COVID-19 pandemic, and their impact on our business and financial condition, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors" in our Annual Report.

PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

As of September 30, 2024	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q3 2024 Revenues	% of Q3 2024 Revenues	Q3 2024 NOI (3)	% of Q3 2024 NOI
Medical Office and Life Science Portfolio (4)	99	8,192,077	sq. ft.	$2,183,759	30.4%	$267	$52,901	14.2%	$27,827	43.5%
SHOP	232	25,152	units	4,584,255	63.9%	$182,262	312,005	83.5%	27,433	42.9%
Triple net leased senior living communities	27	2,062	units	201,392	2.8%	$97,668	5,235	1.4%	5,232	8.2%
Wellness centers	10	812,000	sq. ft.	204,494	2.9%	$252	3,499	0.9%	3,451	5.4%
Total	368			$7,173,900	100.0%		$373,640	100.0%	$63,943	100.0%

	Occupancy
	As of and For the Three Months Ended September 30,
	2024	2023
Medical Office and Life Science Portfolio (5)	80.8%	85.8%
SHOP	79.4%	78.4%
Triple net leased senior living communities	100.0%	100.0%
Wellness centers	100.0%	100.0%
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
During the three and nine months ended September 30, 2024, we entered into new and renewal leases in our Medical Office and Life Science Portfolio segment as summarized in the following tables (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended September 30, 2024
	New Leases	Renewals	Total
Square feet leased during the quarter	28	55	83
Weighted average rental rate change (by rentable square feet)	6.4%	4.2%	4.8%
Weighted average lease term (years)	9.0	6.8	7.4
Total leasing costs and concession commitments (1)	$2,157	$1,652	$3,809
Total leasing costs and concession commitments per square foot (1)	$77.08	$30.25	$46.12
Total leasing costs and concession commitments per square foot per year (1)	$8.58	$4.44	$6.21

	Nine Months Ended September 30, 2024
	New Leases	Renewals	Total
Square feet leased during the quarter	90	195	285
Weighted average rental rate change (by rentable square feet)	17.2%	6.7%	9.5%
Weighted average lease term (years)	7.9	4.6	5.5
Total leasing costs and concession commitments (1)	$6,876	$3,170	$10,046
Total leasing costs and concession commitments per square foot (1)	$76.42	$16.29	$35.31
Total leasing costs and concession commitments per square foot per year (1)	$9.69	$3.57	$6.43
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the nine months ended September 30, 2024, we entered into renewal leases at three of our wellness centers totaling 129,600 square feet at rates that were 7.5% higher than prior rents for the same space at a weighted average lease term of five years. We did not incur any leasing costs or concessions commitments for these renewals.
Lease Expiration Schedules
As of September 30, 2024, lease expirations in our Medical Office and Life Science Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2024	33	78,107	1.2%	1.2%	$2,815	1.3%	1.3%
2025	74	587,455	8.9%	10.1%	16,149	7.7%	9.0%
2026	54	720,700	10.9%	21.0%	22,940	10.9%	19.9%
2027	66	955,548	14.4%	35.4%	23,879	11.4%	31.3%
2028	52	1,151,500	17.4%	52.8%	34,652	16.5%	47.8%
2029	60	628,219	9.5%	62.3%	18,496	8.8%	56.6%
2030	31	342,152	5.2%	67.5%	9,393	4.5%	61.1%
2031	21	835,058	12.6%	80.1%	25,342	12.1%	73.2%
2032	18	358,303	5.4%	85.5%	14,082	6.7%	79.9%
2033 and thereafter	46	961,050	14.5%	100.0%	41,803	20.1%	100.0%
Total	455	6,618,092	100.0%		$209,551	100.0%

Weighted average remaining lease term (in years)		4.9			5.3
(1)Annualized rental income is based on rents pursuant to existing leases as of September 30, 2024, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.

As of September 30, 2024, lease expirations at our triple net leased senior living communities leased to third party operators and wellness centers were as follows (dollars in thousands):

Year		Number of Properties	Number of Units or Square Feet	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2024		—	—	$—	—%	—%
2025		—	—	—	—%	—%
2026		—	—	—	—%	—%
2027		4	533 units	4,628	11.8%	11.8%
2028		—	—	—	—%	11.8%
2029		1	155 units	547	1.4%	13.2%
2030		5	283 units and 129,500 sq. ft.	5,046	12.9%	26.1%
2031		—	—	—	—%	26.1%
2032	(2)	18	876 units	9,836	25.0%	51.1%
2033 and thereafter		8	215 units and 682,500 sq. ft.	19,210	48.9%	100.0%
Total	(3)	36		$39,267	100.0%

Weighted average remaining lease term (in years) (4)			9.5	10.3
(1)Annualized rental income is based on rents pursuant to existing leases as of September 30, 2024. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.
(2)We have entered into an agreement to sell these 18 communities for $135,000. We expect this sale to close during the fourth quarter of 2024.
(3)Excludes one closed senior living community.
(4)Weighted average lease term is calculated based on square feet and annualized rental income.

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
The following table summarizes the results of operations of each of our segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Medical Office and Life Science Portfolio	$52,901	$55,058	$161,605	$165,448
SHOP	312,005	293,134	928,653	857,572
Non-Segment	8,734	8,332	25,550	25,753
Total revenues	$373,640	$356,524	$1,115,808	$1,048,773

Net income (loss):
Medical Office and Life Science Portfolio	$(14,478)	$8,408	$(52,438)	$16,905
SHOP	(19,964)	(24,591)	(60,232)	(71,086)
Non-Segment	(64,247)	(49,596)	(170,139)	(136,827)
Net loss	$(98,689)	$(65,779)	$(282,809)	$(191,008)
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended September 30, 2024 to the three months ended September 30, 2023. Our definition of net operating income, or NOI, and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
NOI by segment:
Medical Office and Life Science Portfolio	$27,827	$29,274	$(1,447)	(4.9)%
SHOP	27,433	20,689	6,744	32.6%
Non-Segment	8,683	8,129	554	6.8%
Total NOI	63,943	58,092	5,851	10.1%

Depreciation and amortization	68,959	67,236	1,723	2.6%
General and administrative	13,933	6,954	6,979	100.4%
Acquisition and certain other transaction related costs	331	3,676	(3,345)	(91.0)%
Impairment of assets	23,031	1,156	21,875	nm
Gain on sale of properties	111	—	111	nm
Interest and other income	2,575	3,243	(668)	(20.6)%
Interest expense	(59,443)	(47,758)	(11,685)	24.5%
Loss before income tax expense and equity in net earnings (losses) of investees	(99,068)	(65,445)	(33,623)	51.4%
Income tax expense	(148)	(189)	41	(21.7)%
Equity in net earnings (losses) of investees	527	(145)	672	nm
Net loss	$(98,689)	$(65,779)	$(32,910)	50.0%
    nm - not meaningful
Medical Office and Life Science Portfolio:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2024	2023	2024	2023
Total properties	90	90	99	105
Total square feet	7,287	7,277	8,192	8,809
Occupancy	87.8%	93.7%	80.8%	85.8%

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Rental income	$51,440	$51,830	$(390)	(0.8)%	$1,461	$3,228	$52,901	$55,058	$(2,157)	(3.9)%
Property operating expenses	(21,959)	(22,164)	(205)	(0.9)%	(3,115)	(3,620)	(25,074)	(25,784)	(710)	(2.8)%
NOI	$29,481	$29,666	$(185)	(0.6)%	$(1,654)	$(392)	$27,827	$29,274	$(1,447)	(4.9)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since July 1, 2023; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income decreased at our comparable properties primarily due to vacancies at certain of our properties, partially offset by increases in property operating expense reimbursements at certain of our properties. Rental income decreased at our non-comparable properties primarily due to a vacancy at one of our properties classified as held for sale and dispositions since July 1, 2023, partially offset by a tenant default at one of our properties during the 2023 period.

Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses at our comparable properties is primarily due to a decrease in real estate taxes due to refunds realized and a reduction in assessed values as a result of successful appeals during the 2024 period as well as decreases in repairs and maintenance and utility expenses, partially offset by increases in other direct costs. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since July 1, 2023.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Total properties	213	213	232	234
Number of units	23,968	23,968	25,152	25,302
Occupancy	80.3%	79.0%	79.4%	78.4%
Average monthly rate (2)	$5,179	$4,914	$5,199	$4,933

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Residents fees and services	$299,297	$280,679	$18,618	6.6%	$12,708	$12,455	$312,005	$293,134	$18,871	6.4%
Property operating expenses	(268,883)	(258,709)	10,174	3.9%	(15,689)	(13,736)	(284,572)	(272,445)	12,127	4.5%
NOI	$30,414	$21,970	$8,444	38.4%	$(2,981)	$(1,281)	$27,433	$20,689	$6,744	32.6%
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since July 1, 2023; excludes communities classified as held for sale, closed or out of service, if any.
(2)Average monthly rate reflects the average monthly residents fees and services per occupied unit for the period presented. The average monthly rate is calculated based on the actual number of days during the period.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities as shown in the table above. The activity for our non-comparable properties primarily reflects the 13 communities transitioned to an existing third party manager during the 2024 period.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of community level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, repairs and maintenance, dietary expenses and other direct costs, partially offset by reduced contract labor, real estate taxes and insurance costs due to a reduction in premiums. The activity for our non-comparable properties primarily reflects the 13 communities transitioned to an existing third party manager during the 2024 period.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.

Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Three Months Ended September 30,				As of and For the Three Months Ended September 30,
	2024		2023		2024		2023
Total properties:
Triple net leased senior living communities	8		8		27		27
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.82	x	1.82	x	1.79	x	1.60	x
Wellness centers (3)	2.50	x	2.69	x	2.50	x	2.69	x

	Three Months Ended September 30,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Rental income	$6,708	$6,306	$402	6.4%	$2,026	$2,026	$8,734	$8,332	$402	4.8%
Property operating expenses	(51)	(203)	(152)	(74.9)%	—	—	(51)	(203)	(152)	(74.9)%
NOI	$6,657	$6,103	$554	9.1%	$2,026	$2,026	$8,683	$8,129	$554	6.8%
(1)Non-segment operations consists of all of our other operations, including certain senior living communities and wellness centers that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reporting segment, and any other income or expenses that are not attributable to a specific reporting segment.
(2)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since July 1, 2023; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented are based upon the operating results provided by our tenants for the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the annualized operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by annualized rental income. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties, as well as data for properties sold, closed or classified as held for sale, if any, or for which there was a transfer of operations during the periods presented.
Rental income. Rental income increased at our comparable properties primarily due to a new lease at one of our wellness centers. The activity for our non-comparable properties primarily reflects the 18 triple net leased senior living communities classified as held for sale as of September 30, 2024.
Property operating expenses. Property operating expenses consist of real estate taxes, insurance and other expenses that are not paid directly by our tenants. The decrease in property operating expenses for our comparable properties primarily reflects real estate taxes and other expenses we paid during the 2023 period on behalf of a tenant previously in default under leases for six of our wellness centers. We also continue to pay real estate taxes and other expenses for one wellness center until the lease commences, which we expect to occur during the first quarter of 2025.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the purchase of capital improvements at certain of our properties, partially offset by certain depreciable assets becoming fully depreciated and dispositions since July 1, 2023.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to $6,934 of estimated business management incentive fees that we recognized for the three months ended September 30, 2024 as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period and an increase in our business management fees of $622, as a result of an increase in average share price and weighted average debt, partially offset by a decrease in legal and other professional fees.

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
Gain on sale of properties. For information regarding gain on sale of properties, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The decrease in interest and other income is primarily due to lower average invested cash balances during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Interest expense. Interest expense increased primarily due to the issuance of $940,534 of our senior secured notes due 2026 in December 2023, resulting in discount accretion of $22,034 during the 2024 period. Additionally, we executed a $120,000 mortgage loan in May 2024 at a fixed interest rate of 6.864% per annum. The increase was partially offset by the repayment and termination of our former credit facility and the redemption of $250,000 of our senior notes that were scheduled to mature in May 2024. The net proceeds from our $940,534 senior secured notes due 2026 were used to make these repayments aggregating $700,000 in December 2023. Additionally, in June 2024, we redeemed $60,000 of our outstanding 9.75% senior unsecured notes due 2025 using proceeds from the $120,000 mortgage loan executed in May 2024.
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

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the nine months ended September 30, 2024 to the nine months ended September 30, 2023. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
NOI by segment:
Medical Office and Life Science Portfolio	$88,352	$92,211	$(3,859)	(4.2)%
SHOP	81,127	60,839	20,288	33.3%
Non-Segment	24,963	24,983	(20)	(0.1)%
Total NOI	194,442	178,033	16,409	9.2%

Depreciation and amortization	207,449	200,430	7,019	3.5%
General and administrative	27,763	20,111	7,652	38.0%
Acquisition and certain other transaction related costs	2,243	9,812	(7,569)	(77.1)%
Impairment of assets	41,718	18,380	23,338	127.0%
Loss (gain) on sale of properties	(18,976)	1,233	(20,209)	nm
Gains on equity securities, net	—	8,126	(8,126)	(100.0)%
Interest and other income	7,215	12,572	(5,357)	(42.6)%
Interest expense	(175,721)	(142,922)	(32,799)	22.9%
Loss on modification or early extinguishment of debt	(209)	(1,075)	866	(80.6)%
Loss before income tax expense and equity in net (losses) earnings of investees	(272,422)	(192,766)	(79,656)	41.3%
Income tax expense	(505)	(379)	(126)	33.2%
Equity in net (losses) earnings of investees	(9,882)	2,137	(12,019)	nm
Net loss	$(282,809)	$(191,008)	$(91,801)	48.1%
    nm - not meaningful
Medical Office and Life Science Portfolio:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2024	2023	2024	2023
Total properties	90	90	99	105
Total square feet	7,287	7,277	8,192	8,809
Occupancy	87.8%	93.7%	80.8%	85.8%

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Rental income	$155,258	$155,127	$131	0.1%	$6,347	$10,321	$161,605	$165,448	$(3,843)	(2.3)%
Property operating expenses	(64,079)	(62,231)	1,848	3.0%	(9,174)	(11,006)	(73,253)	(73,237)	16	0.0%
NOI	$91,179	$92,896	$(1,717)	(1.8)%	$(2,827)	$(685)	$88,352	$92,211	$(3,859)	(4.2)%
(1)Consists primarily of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2023; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in each of which we own an equity interest.

Rental income. Rental income increased at our comparable properties primarily due to increased parking revenue at one of our properties and leasing activity, partially offset by vacancies at certain of our properties. Rental income decreased at our non-comparable properties primarily due to a vacancy at one of our properties classified as held for sale and dispositions since January 1, 2023, partially offset by a tenant default at one of our properties during the 2023 period and an increase in rental income at one of our recently redeveloped properties.
Property operating expenses. The increase in property operating expenses at our comparable properties is primarily due to increased insurance costs recorded in the 2024 period and increases in utility expenses and cleaning costs, partially offset by a decrease in real estate taxes due to refunds realized and a reduction in assessed values as a result of successful appeals during the 2024 period. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since January 1, 2023.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Nine Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total properties	213	213	232	234
Number of units	23,968	23,968	25,152	25,302
Occupancy	80.0%	78.3%	79.1%	77.7%
Average monthly rate (2)	$5,155	$4,865	$5,175	$4,877

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Residents fees and services	$890,354	$821,057	$69,297	8.4%	$38,299	$36,515	$928,653	$857,572	$71,081	8.3%
Property operating expenses	(803,499)	(755,932)	47,567	6.3%	(44,027)	(40,801)	(847,526)	(796,733)	50,793	6.4%
NOI	$86,855	$65,125	$21,730	33.4%	$(5,728)	$(4,286)	$81,127	$60,839	$20,288	33.3%
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
Residents fees and services. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities as shown in the table above. The activity for our non-comparable properties primarily reflects the 13 communities transitioned to an existing third party manager during the 2024 period.
Property operating expenses. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, dietary expenses, maintenance and repairs, insurance costs and other direct costs, partially offset by reduced contract labor. The activity for our non-comparable properties primarily reflects the 13 communities transitioned to an existing third party manager during the 2024 period.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.

Non-Segment(1):

	Comparable Properties (2)				All Properties
	As of and For the Nine Months Ended September 30,				As of and For the Nine Months Ended September 30,
	2024		2023		2024		2023
Total properties:
Triple net leased senior living communities	8		8		27		27
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.82	x	1.82	x	1.79	x	1.60	x
Wellness centers (3)	2.50	x	2.69	x	2.50	x	2.69	x

	Nine Months Ended September 30,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2024	2023	Change	Change	2024	2023	2024	2023	Change	Change
Rental income	$19,313	$19,676	$(363)	(1.8)%	$6,237	$6,077	$25,550	$25,753	$(203)	(0.8)%
Property operating expenses	(543)	(770)	(227)	(29.5)%	(44)	—	(587)	(770)	(183)	(23.8)%
NOI	$18,770	$18,906	$(136)	(0.7)%	$6,193	$6,077	$24,963	$24,983	$(20)	(0.1)%
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
Rental income. Rental income decreased at our comparable properties primarily due to a cash settlement and higher cash rents received during the 2023 period from a tenant previously in default under leases for six of our wellness centers. In January 2023, we agreed to amend the lease for three of these wellness centers and repossess the remaining three wellness centers. The three wellness centers we repossessed were subsequently re-leased to other tenants. The activity for our non-comparable properties primarily reflects the 18 triple net leased senior living communities classified as held for sale as of September 30, 2024.
Property operating expenses. The decrease in property operating expenses for our comparable properties primarily reflects real estate taxes and other expenses we paid during the 2023 period on behalf of a tenant previously in default under leases for six of our wellness centers. We also continue to pay real estate taxes and other expenses for one wellness center until the lease commences, which we expect to occur during the first quarter of 2025.
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
General and administrative expense. General and administrative expense increased primarily due to $6,934 of estimated business management incentive fees that we recognized for the nine months ended September 30, 2024 as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period and an increase in our business management fees of $2,038, as a result of an increase in average share price and weighted average debt, partially offset by a decrease in legal and other professional fees.
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
Gains on equity securities, net. Gains and losses on equity securities, net, represent the net unrealized losses to adjust our investment in AlerisLife to its fair value during 2023. For further information regarding our investment in AlerisLife, see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The decrease in interest and other income is primarily due to lower average invested cash balances during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 and $1,581 of funds we received from certain programs under the Coronavirus Aid, Relief, and Economic Security Act, the American Rescue Plan Act and various state programs during the 2023 period.
Interest expense. Interest expense increased primarily due to the issuance of $940,534 of our senior secured notes due 2026 in December 2023, resulting in discount accretion of $64,133 during the 2024 period. Additionally, we executed a $120,000 mortgage loan in May 2024 at a fixed interest rate of 6.864% per annum. The increase was partially offset by the repayment and termination of our former credit facility and the redemption of $250,000 of our senior notes that were scheduled to mature in May 2024. The net proceeds from our $940,534 senior secured notes due 2026 were used to make these repayments in December 2023 aggregating $700,000. Additionally, in June 2024, we redeemed $60,000 of our outstanding 9.75% senior unsecured notes due 2025 using proceeds from the $120,000 mortgage loan executed in May 2024.
Loss on modification or early extinguishment of debt. During the nine months ended September 30, 2024, we recorded a loss on early extinguishment of debt in connection with the redemption of $60,000 of our outstanding 9.75% senior unsecured notes due 2025 using proceeds from the $120,000 mortgage loan executed in May 2024. During the nine months ended September 30, 2023, we recorded a loss on modification or early extinguishment of debt in connection with an amendment to our then credit agreement.
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

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable rules of the Securities and Exchange Commission, or the SEC, including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three and nine months ended September 30, 2024 and 2023. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2024 and 2023 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(98,689)	$(65,779)	$(282,809)	$(191,008)
Depreciation and amortization	68,959	67,236	207,449	200,430
(Gain) loss on sale of properties	(111)	—	18,976	(1,233)
Impairment of assets	23,031	1,156	41,718	18,380
Gains on equity securities, net	—	—	—	(8,126)
Equity in net (earnings) losses of investees	(527)	145	9,882	(2,137)
Share of FFO from unconsolidated joint ventures	2,273	1,912	6,334	5,808
Adjustments to reflect our share of FFO attributable to an equity method investment	1,698	—	12,235	(1,586)
FFO	(3,366)	4,670	13,785	20,528

Business management incentive fees (1)	6,934	—	6,934	—
Acquisition and certain other transaction related costs	331	3,676	2,243	9,812
Loss on modification or early extinguishment of debt	—	—	209	1,075
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	127	—	(8,792)	1,576
Normalized FFO	$4,026	$8,346	$14,379	$32,991

Weighted average common shares outstanding (basic and diluted)	239,667	238,892	239,396	238,722

Per common share data (basic and diluted):
Net loss	$(0.41)	$(0.28)	$(1.18)	$(0.80)
FFO	$(0.01)	$0.02	$0.06	$0.09
Normalized FFO	$0.02	$0.03	$0.06	$0.14
Distributions declared	$0.01	$0.01	$0.03	$0.03
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net loss to NOI for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Net Loss to NOI:
Net loss	$(98,689)	$(65,779)	$(282,809)	$(191,008)

Equity in net (earnings) losses of investees	(527)	145	9,882	(2,137)
Income tax expense	148	189	505	379
Loss before income tax expense and equity in net (earnings) losses of investees	(99,068)	(65,445)	(272,422)	(192,766)
Loss on modification or early extinguishment of debt	—	—	209	1,075
Interest expense	59,443	47,758	175,721	142,922
Interest and other income	(2,575)	(3,243)	(7,215)	(12,572)
Gains on equity securities, net	—	—	—	(8,126)
(Gain) loss on sale of properties	(111)	—	18,976	(1,233)
Impairment of assets	23,031	1,156	41,718	18,380
Acquisition and certain other transaction related costs	331	3,676	2,243	9,812
General and administrative	13,933	6,954	27,763	20,111
Depreciation and amortization	68,959	67,236	207,449	200,430
Total NOI	$63,943	$58,092	$194,442	$178,033

Medical Office and Life Science Portfolio NOI	$27,827	$29,274	$88,352	$92,211
SHOP NOI	27,433	20,689	81,127	60,839
Non-Segment NOI	8,683	8,129	24,963	24,983
Total NOI	$63,943	$58,092	$194,442	$178,033
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
On May 30, 2024, we executed a $120.0 million fixed rate, interest only mortgage loan secured by eight medical office and life science properties. This mortgage loan matures in June 2034 and requires that interest be paid at an annual rate of 6.864%. The net proceeds from this mortgage loan were approximately $117.1 million after deducting estimated closing costs, and we used $60.0 million of the net proceeds to partially redeem our then outstanding $500.0 million senior notes due 2025. As a result of these transactions, we have no significant debt maturities until June 2025 when $440.0 million of our senior notes will become due, and as of September 30, 2024, we had $256.5 million of cash and cash equivalents. Additionally, as of September 30, 2024, our ratio of consolidated income available for debt service to debt service is above the 1.5x incurrence requirement under our senior notes, on a pro forma basis. We are able to refinance existing or maturing debt and issue new debt as long as this ratio is at or above 1.5x on a pro forma basis at the time of such refinancing or issuance.
Based on the significant number of unencumbered properties in our SHOP segment and our demonstrated ability to execute debt financings, we believe we will likely be able to obtain additional debt financing that will allow us to satisfy the $440.0 million outstanding principal amount of our 9.75% senior unsecured notes due June 2025.
During the nine months ended September 30, 2024, we sold four properties for an aggregate sales price of $29.1 million, excluding closing costs. Subsequent to September 30, 2024, we sold one of these properties for a sales price of $6.6 million, excluding closing costs. As of November 4, 2024, we had 28 properties under agreements or letters of intent to sell for an aggregate sales price of $348.1 million, excluding closing costs. If these sales are completed, approximately $302.1 million of the proceeds are required to be used to partially redeem our outstanding senior secured notes due 2026. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result. For further information regarding our dispositions, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents and restricted cash at beginning of period	$246,961	$688,302
Net cash provided by (used in):
Operating activities	94,028	17,692
Investing activities	(120,882)	(150,846)
Financing activities	41,293	(276,043)
Cash and cash equivalents and restricted cash at end of period	$261,400	$279,105
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
The increase in cash provided by operating activities for the nine months ended September 30, 2024 compared to the prior period was primarily due to increased NOI as a result of increased rates and occupancy at the senior living communities in our SHOP segment. Additionally, cash interest payments decreased during the 2024 period compared to the 2023 period primarily due to the repayment and termination of our former credit facility and the redemption of $250.0 million of our senior notes in December 2023.
Our Investing Liquidity and Resources
The decrease in cash used in investing activities for the nine months ended September 30, 2024 compared to the prior period was primarily due to a decrease in real estate improvements and an increase in proceeds from the sale of properties during the 2024 period compared to the 2023 period. The decrease was partially offset by our purchase on February 16, 2024 of approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the tender offer price of $1.31 per share for a total purchase price, including transaction related costs, of $15.5 million. During the 2023 period, we tendered all of our AlerisLife common shares at $1.31 per share.
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	$3,504	$8,689	$15,942	$24,721
Building improvements (2)	1,359	4,036	4,130	7,453
Recurring capital expenditures - Medical Office and Life Science Portfolio	4,863	12,725	20,072	32,174
Wellness centers lease related costs (1)	5,488	3,909	17,002	4,793
SHOP segment fixed assets and capital improvements	27,923	25,978	59,637	68,029
Total recurring capital expenditures	$38,274	$42,612	$96,711	$104,996

Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	$537	$2,410	$2,362	$9,124
Development, redevelopment and other activities - SHOP segment (3)	11,714	23,020	18,608	59,648
Total development, redevelopment and other activities	$12,251	$25,430	$20,970	$68,772

Capital expenditures by segment:
Medical Office and Life Science Portfolio	$5,400	$15,135	$22,434	$41,298
SHOP	39,637	48,998	78,245	127,677
Wellness centers	5,488	3,909	17,002	4,793
Total capital expenditures	$50,525	$68,042	$117,681	$173,768
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
As of September 30, 2024, we had estimated unspent leasing related obligations at our triple net leased wellness centers and our medical office and life science properties of approximately $31.4 million, of which we expect to spend approximately $20.3 million during the next 12 months. We expect to fund these obligations using operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities, cash on hand, proceeds from the disposition of certain properties and future financing activities.
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
Our Financing Liquidity and Resources
The change in cash provided by financing activities for the nine months ended September 30, 2024 compared to cash used in financing activities for the prior period was primarily due to our execution of a $120.0 million mortgage loan during the 2024 period and $250.0 million in repayments of borrowings under our former credit facility during the 2023 period, which was partially offset by the redemption of $60.0 million of our senior notes during the 2024 period.
As of September 30, 2024, we had $256.5 million of cash and cash equivalents. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
During the nine months ended September 30, 2024, we paid quarterly cash distributions to our shareholders totaling approximately $7.2 million using existing cash balances. On October 16, 2024, we declared a quarterly distribution payable to common shareholders of record on October 28, 2024 in the amount of $0.01 per share, or approximately $2.4 million. We expect to pay this distribution on or about November 14, 2024 using cash on hand. For further information regarding the distribution we paid during 2024, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We believe we may have access to certain types of financings, including debt or equity offerings, to fund our operations and repay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future debt or equity transactions depends primarily upon credit market conditions and our then creditworthiness and our ability to be in compliance with our debt covenants. We have no control over market conditions. Our credit and debt ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. A protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage and commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns and a possible recession, may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
Our $940.5 million in outstanding senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. No cash interest will accrue on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year. We are currently under agreements or letters of intent to sell 22 of the properties securing our senior secured notes due 2026 for an aggregate sales price of $302.1 million, excluding closing costs. If these sales are completed, the proceeds are required to be used to partially redeem our outstanding senior secured notes due 2026.
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

In June 2024, we redeemed $60.0 million of our outstanding 9.75% senior unsecured notes due 2025 using proceeds from the $120.0 million mortgage loan executed in May 2024.
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
Debt Covenants
Our principal debt obligations at September 30, 2024 were: (1) $2.0 billion outstanding principal amount of senior unsecured notes; (2) $940.5 million outstanding principal amount of senior secured notes; and (3) $127.9 million aggregate principal amount of mortgage notes (excluding discounts, premiums and net debt issuance costs) secured by nine properties. For further information regarding our indebtedness, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior notes are governed by our senior notes indentures and their supplements. Our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. As of September 30, 2024, we believe we were in compliance with all of the covenants under our senior notes indentures and their supplements and our other debt obligations. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns or a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy our debt covenants and conditions.
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
Supplemental Guarantor Information
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. We subsequently redeemed $500.0 million and $60.0 million of this debt in June 2022 and June 2024, respectively, with $440.0 million remaining outstanding. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of September 30, 2024, all $440.0 million of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.1 billion of senior unsecured notes do not have the benefit of any guarantees.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

	September 30, 2024	December 31, 2023
Real estate properties, net	$3,341,486	$3,634,953
Other assets, net	479,876	499,774
Total assets	$3,821,362	$4,134,727

Indebtedness, net	$2,817,455	$2,803,829
Other liabilities	240,032	240,726
Total liabilities	$3,057,487	$3,044,555

Nine Months Ended September 30, 2024
Revenues	$952,838
Expenses	$1,070,174
Loss from continuing operations	$(282,442)
Net loss	$(292,829)
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
Impact of Government Reimbursement
For the nine months ended September 30, 2024, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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
Other than the transaction described above, there have been no material changes to market interest rate risks associated with our fixed rate debt during the three and nine months ended September 30, 2024. For a discussion of market interest rate risks associated with our fixed rate debt, see "Quantitative and Qualitative Disclosures About Market Risk" included in Part II, Item 7A of our Annual Report.
Floating Rate Debt
At September 30, 2024, we did not have any floating rate debt obligations.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended September 30, 2024:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2024	44,859	$3.01	—	$—
August 1 - August 31, 2024	11,044	3.29	—	—
September 1 - September 30, 2024	163,961	3.68	—	—
Total	219,864	$3.52	—	$—

(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain other current and former officers and employees of RMR and certain employees of AlerisLife in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
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

Dated: November 4, 2024

	By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: November 4, 2024