Form 10-K
period 2024-12-31
DIVERSIFIED HEALTHCARE TRUST
filed 2025-02-25
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
    Securities registered pursuant to Section 12(g) of the Act: None
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-Accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $660.4 million based on the $3.05 closing price per common share on The Nasdaq Stock Market LLC on June 28, 2024. For purposes of this calculation, an aggregate of 24,091,871 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
    Number of the registrant's common shares outstanding as of February 21, 2025: 241,271,703
    References in this Annual Report on Form 10-K to the Company, DHC, we, us or our mean Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
    Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2024.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our efforts to manage costs and increase occupancy at our Senior Housing Operating Portfolio, or SHOP, communities; demand for medical office and life science leased space; our future leasing activity; market demand and supply for healthcare services for older adults and senior living communities; expected costs related to the transition of certain senior living communities; our leverage; the sufficiency of our liquidity; our liquidity needs and sources; our ability to complete the debt financings we have executed term sheets for or are negotiating, and to obtain additional debt financing; our capital expenditure plans and commitments; the transition of operations at certain of our senior living communities to new managers; our acquisitions and our pending or potential property dispositions; our redevelopment, repositioning and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The impact of unfavorable market and commercial real estate industry conditions due to possible reduced demand for healthcare related space and senior living communities, uncertainties surrounding interest rates, wage and commodity price inflation, supply chain disruptions, volatility in the public debt and equity markets, pandemics, geopolitical instability and tensions, economic uncertainties, labor market conditions or changes in real estate utilization, among other things, on us and our managers and other operators and tenants,
•Our senior living operators' abilities to successfully and profitably operate the communities they manage for us,
•The continuing impact of changing market practices on us and our managers and other operators and tenants, such as delayed recovery of the senior housing industry, reduced demand for leased medical office, life science and other space of ours and residencies at senior living communities and increased operating costs,
•The financial strength of our managers and other operators and tenants,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our tenants and residents will pay rent or be negatively impacted by continuing unfavorable market and commercial real estate industry conditions,
•Our managers' abilities to increase or maintain rates charged to residents of our senior living communities and manage operating costs for those communities,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our ability to increase rents when our leases expire or renew,
•Costs we incur and concessions we grant to lease our properties,
•Risk and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
i

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
•Our ability to sell properties at prices or returns we target, and the timing of such sales,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, or enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Our ability to acquire, develop, redevelop or reposition properties that realize our targeted returns,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•The ability of The RMR Group LLC, or RMR, to successfully manage us,
•Competition in the real estate industry, particularly in those markets in which our properties are located,
•Government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Exposure to litigation and regulatory and government proceedings due to the nature of the senior living and other health and wellness related service businesses,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, ABP Trust, AlerisLife Inc., or AlerisLife, including Five Star Senior Living, or Five Star, and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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

DIVERSIFIED HEALTHCARE TRUST
2024 FORM 10-K ANNUAL REPORT

PART I
Item 1.  Business.
Our Company
We are a real estate investment trust, or REIT, that was organized under Maryland law in 1998. We primarily own medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2024, we owned 367 properties, including 32 properties classified as held for sale, located in 36 states and Washington, D.C.
As of December 31, 2024, we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 15.1 years.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8350.
Our Business Strategy
The healthcare industry remains one of the most resilient commercial real estate sectors, in part due to the scale of the U.S. healthcare market, which collectively represents approximately 18% of the U.S. gross domestic product, or GDP, according to the Centers for Medicare and Medicaid Services, or CMS. The healthcare sector’s continued expansion has been driven by rising standards of care, increasing life expectancies and other demographic trends, as well as funding from both public and private sources.
We believe that the aging of the U.S. population benefits our portfolio of healthcare real estate. According to U.S. Census data, between now and 2030, more than 20% of the total U.S. population will be age 65 or older, with that demographic projected to grow thereafter by the equivalent of 10,000 people per day. According to U.S. Census data, the age 75+ demographic is projected to be among the fastest growing age cohorts in the United States over the next 20 years, and according to CMS, the age 85+ demographic is projected to grow over 30% over the next five years. Also, as a result of medical advances, seniors are living longer, and CMS reports that healthcare spending is projected to grow at an average rate of 5.6% per year and reach $7.7 trillion by 2032. We believe that this will increase demand for our senior living communities (including active adult communities) and for healthcare services and products supplied by the tenants in our medical office and life science properties.
We believe there is a favorable mix of increased demand and limited supply for senior living communities, which we expect will benefit us and our existing portfolio of senior living communities in the future. As a result of elevated financing and construction costs over recent years, inventory growth for senior living communities has been historically low. According to The National Investment Center for Seniors Housing and Care, or NIC, annual inventory growth was 1.2% across all markets during the fourth quarter of 2024. Additionally, annual absorption was 3.7% for the fourth quarter of 2024, according to NIC. We expect improving market fundamentals and constrained supply to continue to result in increased occupancy at our senior living communities.
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

Medical Office and Life Science Portfolio
Our portfolio of medical office and life science properties, or our Medical Office and Life Science Portfolio, consists of commercial properties constructed for use or operated as medical office space for physicians and other healthcare personnel and other businesses in medical related fields, including clinics and life science or laboratory uses. Some of our office properties are occupied as administrative facilities, such as hospitals and healthcare insurance companies or similar uses. As our lease expirations approach, we will seek to renew our leases with existing tenants or to enter into new leases with new tenants, in both circumstances at rental rates equal to or higher than current rental rates for the same space. Our ability to renew leases with our existing tenants or to enter into new leases with new tenants and the rents we are able to charge will depend in large part upon market and economic conditions, which are beyond our control.
Senior Living Communities
Independent Living Communities.  Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living community usually bundles several services as part of a regular monthly charge. For example, an independent living community may include one or two meals per day in a central dining room, daily or weekly maid service or social programming in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some of our independent living communities, separate parts of the property are dedicated to assisted living, memory care and/or nursing services. We also own an active adult community, which we have classified as an independent living community.
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
Memory Care Communities.  Memory care communities are a specialized assisted living option designed for individuals with memory loss, such as dementia or Alzheimer's disease. Services provided include a secure environment with tailored support for activities of daily living, medication management, specially trained staff to manage behavioral challenges and promote cognitive engagement through structured activities and family support. Bundled services are typically consistent with those offered at standard assisted living communities but provide additional frequency of housekeeping and laundry services. Apartments are generally studio units, with occasional one bedroom or shared companion units. Rates at memory care communities are typically higher as they include a base level of care and medication management, with additional levels of care available for a higher fee.
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
Our managed senior living communities are operated by third parties pursuant to management agreements. As of December 31, 2024, Five Star Senior Living, or Five Star, which is an operating division of AlerisLife Inc., or AlerisLife, managed 118 of our senior living communities. Also as of December 31, 2024, 114 of our senior living communities were managed by other third party managers. We lease nearly all of our senior living communities to our TRSs.
For more information about the terms of the management agreements with Five Star and the other third party managers, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to make distributions to our shareholders. To seek to achieve these objectives, we seek to: maintain a strong capital base of shareholders' equity; invest in properties with strong market fundamentals and high credit quality tenants and managers; use leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of capital and investment yields; make structured investments, including joint venture arrangements, which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance maturing debt with new debt or equity; and pursue diversification so that our cash flow from operations comes from diverse properties and tenants.
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
On February 2, 2023, AlerisLife entered into an Agreement and Plan of Merger, or the ALR Merger Agreement, with certain subsidiaries of ABP Trust, pursuant to which ABP Trust acquired all of the publicly held outstanding AlerisLife common shares at a price of $1.31 per share, or the Tender Offer Price, by tender offer.
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
On February 16, 2024, we exercised this purchase right and acquired, together with our applicable TRS, approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the Tender Offer Price, for a total purchase price of $15.5 million, including transaction related costs, and we, our applicable TRS, ABP Trust and AlerisLife entered into a stockholders agreement. Following this acquisition, ABP Trust owns the remaining approximate 66.0% of AlerisLife.
On February 14, 2025, AlerisLife paid an aggregate cash dividend of $50.0 million to its stockholders. Our pro rata share of this cash dividend was $17.0 million.
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
Historically, we have primarily owned wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into additional real estate joint ventures if we conclude that by doing so we may benefit from the participation of joint venture partners or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. As of December 31, 2024, we owned a 10% equity interest in an unconsolidated joint venture that owns a life science property located in Boston, Massachusetts, or the Seaport JV, and a 20% equity interest in an unconsolidated joint venture for 10 medical office and life science properties, or the LSMD JV. Further, we may acquire interests in joint ventures as part of an acquisition of properties or entities or we may contribute properties into our existing or new joint ventures. We also may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.
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
Our Manager
The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Christopher J. Bilotto, our other Managing Trustee and our President and Chief Executive Officer, and Matthew C. Brown, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634, and its telephone number is (617) 796-8390.
RMR is an alternative asset management company that is focused on commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. In addition, RMR provides management services to joint ventures, including our existing joint ventures. As of February 21, 2025, the executive officers of RMR are: Adam D. Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Jennifer B. Clark, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president, chief financial officer and treasurer; Jeffrey C. Leer, executive vice president; and John G. Murray, executive vice president. Mr. Bilotto is also our President and Chief Executive Officer, our Chief Financial Officer and Treasurer, Matthew C. Brown, is a senior vice president of RMR and our Vice President, Anthony Paula, is a vice president of RMR. Other officers of RMR also serve as officers of other companies to which RMR or its subsidiaries provide management services.
Government Regulation and Reimbursement
The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. Although most of these laws and regulations affect the manner in which our tenants and managers operate our properties, some of them also impact us and the values of our properties. Some of the laws that impact or may impact us or our tenants or managers include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as health and safety, fire and privacy laws; federal and state laws affecting assisted living communities that participate in Medicaid and federal and state laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicaid and Medicare that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar state and local laws; and safety and health standards set by the federal Occupational Safety and Health Administration, or OSHA. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, SNFs, clinics and other healthcare facilities typically address facility policies, staffing, quality of services and care, resident rights, infection control, emergency preparedness, fire safety and physical plant matters, and related matters; there have also been recent, ongoing legislative and regulatory efforts to increase federal oversight of assisted living and SNF operations, including a federal minimum staffing rule for SNFs published on May 10, 2024. We have been and may continue to be subject to federal and state laws, regulations and executive orders relating to healthcare providers' response to the COVID-19 pandemic. While many of the regulatory requirements were temporary and expired with the end of the public health emergency in May 2023, these requirements generally may include mandatory requirements for vaccination of staff, testing of residents and/or staff, providing COVID-19 related paid leave, implementation of infection control standards and procedures, imposition of restrictions on new admissions or readmissions of residents, required screening of all persons entering a community, imposition of restrictions or limitations on who and how residents may be visited, and imposition of mandatory notification requirements to residents, families, staff, and regulatory bodies related to positive COVID-19 cases. Enhanced or additional penalties may apply for violation of such requirements. We are unable to predict the future course of federal, state and local legislation or regulations. In addition, to the extent the current administration and the 119th Congress alter these laws and regulations, additional regulatory risks may arise. Changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
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
For the year ended December 31, 2024, substantially all of our net operating income, or NOI, from our senior living communities was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from our senior living communities where a majority of the revenue is dependent upon Medicare and Medicaid programs. Our tenants and managers operate facilities in many states and they and we participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs and other similar facilities and state Medicaid programs for services in assisted living communities.
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
Data Privacy and Security. Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our tenants and our managers. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, we, our managers and our tenants that are covered entities or business associates within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which modified various requirements, including the standard for providing breach notices, which previously required an analysis of the harm of any disclosure, to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. On January 21, 2021, HHS issued a proposed rule that would modify certain standards, definitions and patient rights under the previously promulgated Standards for Privacy of Individually Identifiable Health Information to address barriers to coordinated care and case management. The effect of this proposed rule, if finalized, upon our operations is unknown at this time. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, or OCR, entering into several multi-million dollar HIPAA settlements in prior years. OCR has also demonstrated a continuing commitment to enforce the obligation to provide individuals with timely access to their health information upon request. Finally, OCR and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyberattacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.

In addition, many states have enacted their own security and privacy laws relating to individually identifiable information and consumer health information. For example, the California Consumer Privacy Act, or the CCPA, became effective in 2020, and was further modified by the California Privacy Rights Act, or the CPRA. The CPRA significantly expanded the CCPA's data protection obligations. Failure to comply with the CCPA or CPRA could result in penalties for noncompliance of up to $7,500 per violation. A number of other states have enacted similar laws related to the protection and security of individually identifiable information and consumer health information, and we expect additional federal and state legislative and regulatory efforts to regulate consumer privacy in the future. These laws generally require covered companies to disclose to consumers information regarding, for example, the type of personal information the company collects, the third parties to which it is disclosed and the purpose for disclosure, and whether the company sells any personal information to third parties. Covered companies are generally also obligated to provide consumers with certain rights regarding their personal information including, for example, the right to know the type of information collected about the consumer and to whom it is disclosed, the right to correct and/or to delete such information, and the right to opt-out of sales of their personal information. In some states, these laws are more stringent than HIPAA, and we, our tenants and our managers may be required to comply with both the applicable federal and state standards. These legislative and regulatory developments will continue to influence the design and operation of our business and our privacy and security efforts.
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
Healthcare providers and suppliers, including physicians and other licensed medical practitioners, that receive federal or state reimbursement under Medicare, Medicaid or other federal or state programs must comply with the requirements for their participation in those programs. Our tenants that are healthcare providers or suppliers are subject to reimbursement rates that are increasingly subject to cost control pressures and may be reduced or may not be increased sufficiently to cover their increasing costs, including our rents. Further, healthcare providers are experiencing heightened scrutiny under antitrust laws in the United States as integration and consolidation of health care delivery increase and affect competition. In addition, there has been a movement toward increased scrutiny of private equity and REIT interest in the healthcare industry, including the long-term care sector. For example, on November 15, 2023, CMS issued a final rule, effective January 16, 2024, that requires SNFs and Medicaid-participating nursing facilities to disclose certain additional data on their owners, operators and management in an effort to increase transparency of nursing facility ownership and to promote competition among nursing facilities by allowing patients to choose facilities based on publicly available data of their owners and operators. Further, federal legislation has been introduced that, if enacted, would impose significant transparency requirements, federal oversight, and restrictions on private equity and REIT investment in the health care space, including the ability of federal regulators to review and block certain transactions. Similar laws in some states have also recently been enacted. To the extent these laws apply to our business, they may impact our ability to enter into transactions involving the sale or acquisition of our properties.
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
We believe corporate sustainability is a strategic part of our focus on operational practices, enhancing our competitive position, development and redevelopment efforts and economic performance. Our sustainability practices, which align with those of our manager, RMR — minimizing our impact on the environment, embracing the communities where we operate and attracting top professionals — are critical elements supporting our long-term success.
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

We and our manager, RMR, drive value, manage risk and benchmark the performance of our properties by effectively capturing and managing data through real-time energy monitoring, or RTM. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster while enhancing building system control in a cost-effective and scalable way. RMR's RTM program captures 21 of our properties and generated $3.7 million in cumulative savings to date, of which $0.9 million was generated in 2024.
Furthermore, properties that reach specified levels of sustainability and energy efficiency may receive potential environmental designations and certifications, such as Leadership in Energy and Environmental Design, or LEED®, designations and/or “ENERGY STAR” certifications. LEED® designations are administered by the U.S. Green Building Council. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. The U.S. Government’s “green lease” policies permit government tenants to require LEED® designation in selecting new premises or renewing leases at existing premises and the General Services Administration gives preference to properties for lease that have received an ENERGY STAR certification. Our property manager, RMR, is a member of the ENERGY STAR program. Certain properties are not eligible for ENERGY STAR certification. For example, lab uses, medical office properties and properties less than 50% occupied cannot be ENERGY STAR certified. As of December 31, 2024, our LEED® designations and ENERGY STAR certifications were as follows:
•LEED®: 25 of our Medical Office and Life Science Portfolio properties containing 2.4 million rentable square feet (18.7% and 23.2% of our Medical Office and Life Science Portfolio properties and rentable square feet, respectively).
•Building Owners and Managers Association (BOMA) 360: 16 of our properties containing approximately 1.4 million rentable square feet (11.9% and 13.4% of our eligible properties and eligible rentable square feet, respectively).
•ENERGY STAR: 21 of our properties containing 2.0 million square feet (22.1% and 25.8% of our eligible properties and rentable square feet, respectively).
In April 2021, we were selected by the U.S. Department of Energy's Better Buildings Alliance and Institute for Market Transformation as a Gold Level Green Lease Leader.
For more information, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities” and “Risk Factors—Risks Related to Our Business—We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters” in Part I, Item 1A of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” in Part II, Item 7 of this Annual Report on Form 10-K.
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
When adverse weather, natural disasters and adverse impacts from global climate change, such as hurricanes, floods or wildfires, occur near our properties, we, our tenants or our managers may relocate the residents at our senior living properties to alternative locations for their safety and we, our tenants or our managers may close or limit the operations of the impacted senior living community or office property until the event has ended and the property is then ready for operation. We or the tenants or managers of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after adverse weather, natural disasters and adverse impacts from global climate change and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our tenants' and managers' insurance may not adequately compensate us or them for these costs and losses.
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our leased properties and residents at our managed senior living communities. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change and other environmental matters and their possible adverse impacts on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities” and “Risk Factors—Risks Related to Our Business—We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters" in Part I, Item 1A of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” in Part II, Item 7 of this Annual Report on Form 10-K.
Investments in Human Capital
We have no employees. We rely on our manager, RMR, to hire, train and develop a workforce that meets the needs of our business, contributes positively to our society and helps reduce our impact on the natural environment.
Corporate Citizenship
We seek to be a responsible corporate citizen and to strengthen the communities in which we own properties. Our manager, RMR, regularly encourages its employees to engage in a variety of charitable and community programs, including participation in a company-wide service day and a charitable giving matching program.
Diversity and Inclusion
As of December 31, 2024, our Board of Trustees was comprised of seven Trustees, of which five were independent trustees. Our Board of Trustees is comprised of 43% women and approximately 29% members of underrepresented minorities.
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
Segment Information
As of December 31, 2024, we had two reportable segments: Medical Office and Life Science Portfolio and SHOP. For further information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of February 25, 2025. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1999 through 2024 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gain, as well as on certain amounts attributable to cancellation of indebtedness income, if any. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the federal corporate income tax we paid on our retained net capital gain.
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
Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Although we cannot be sure, we believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years. To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.
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
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests (including any preferred equity interests in the partnership), of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.
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
(1)not directly or indirectly operate or manage a health care facility or a lodging facility; and

(2)not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any health care facility or lodging facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a health care facility or a lodging facility.
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
(1)the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over
(2)the amount by which our noncash income (e.g., cancellation of indebtedness income, imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”
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
We may elect to retain, rather than distribute, some or all of our net capital gain and certain of our cancellation of indebtedness income, and pay income tax on such retained amounts. In addition, if we so elect by making a timely designation to our shareholders, our shareholders would include their proportionate share of such undistributed capital gain in their taxable income, and they would receive a corresponding credit for their share of the federal corporate income tax that we pay thereon. Our shareholders would then increase the adjusted tax basis of their shares by the difference between (a) the amount of capital gain dividends that we designated and that they included in their taxable income, and (b) the tax that we paid on their behalf with respect to that capital gain.
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
The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that the securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order.
We believe that the restrictions imposed under our declaration of trust and bylaws on the transfer of shares do not result in the failure of our shares to be “freely transferable.” In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions in the regulation.
Assuming that each class of our shares will be “widely held” and that no facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.” Also, the opinion of our counsel is not binding on either the Department of Labor or a court, and either could take a position different from that expressed by our counsel.
Item 1A.  Risk Factors.
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, volatility in the public debt and equity markets, pandemics, geopolitical instability and tensions, economic uncertainties, labor market conditions, changes in real estate utilization and other conditions beyond our control, have had, and may continue to have a material adverse effect on our and our tenants’, managers’ and other operators’ results of operations and financial conditions, and our and their businesses may not return to the levels experienced prior to the COVID-19 pandemic, and our tenants, managers and other operators may fail to satisfy their obligations to us;
•we are exposed to risks related to our dependence on our managers or other operators for the operation of our senior living communities, and changes and trends in the healthcare industry could negatively impact our managers and other operators and our SHOP segment operating results;
•we and our managers and other operators and tenants face significant competition;

•we have a substantial amount of debt and we are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt and our ability to reduce our debt leverage, which may remain at or above current levels for an indefinite period. Covenants and conditions contained in our debt agreements may restrict our operations by increasing our interest expense and limiting our ability to make investments in our properties, sell properties securing our debt and pay distributions to our shareholders, potential downgrades to our credit ratings and other limitations on our ability to access capital at reasonable costs or at all, including the limited availability of debt capital to office and healthcare REITs generally;
•we may be unable to renew our leases when they expire without decreasing rents or incurring significant costs or at all;
•our potential future development or redevelopment projects or sales or acquisitions may not be successful or may not be executed on the terms or within the timing we expect as a result of ongoing market and economic conditions, including capital market disruptions, uncertainties surrounding interest rates and inflation, competition, or otherwise;
•we are subject to risks related to our qualification for taxation as a REIT, including REIT distribution requirements;
•our existing and any future joint ventures may limit our flexibility with jointly owned investments and we may not realize the benefits we expect from these arrangements or our joint ventures could require us to provide additional capital;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and adverse impacts from global climate change;
•insurance may not adequately cover our losses, and insurance costs may increase;
•we are subject to risks related to our dependence upon RMR to implement our business strategies and manage our day to day operations;
•we are subject to risks related to the security of RMR’s or our senior living community managers’ or other operators’ information technology and RMR's use of artificial intelligence;
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
Our business and operations may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our properties are located. Unfavorable economic and industry conditions may be due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, volatility in the public debt and equity markets, pandemics, geopolitical instability and tensions, economic uncertainties, labor market conditions, changes in real estate utilization and other conditions beyond our control. As economic conditions in the United States may affect the demand for healthcare related space and senior living communities, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a possible recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Additionally, the senior living industry experienced significant disruptions during the COVID-19 pandemic, and although there have been signs of recovery, including increases in rates and occupancy in our SHOP segment and favorable supply and demand dynamics in the senior living industry, generally, we cannot be sure that these trends will continue to benefit us and any benefits we do realize may be uneven due to changing market practices, current market and economic conditions. For example, although occupancy in our SHOP segment has increased, the rate of occupancy growth has been slower than previously anticipated and uneven and we continue to experience variability in our operating costs. Additionally, while our senior living operators have increased rates, those rate increases have been impacted by increases in operating costs, putting further pressure on our margins.
Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Unfavorable market conditions have negatively impacted our ability to pay distributions to our shareholders and these or other conditions may continue to have similar impacts in the future and on our results of operations and financial condition. It is uncertain what the impact of changing market and economic conditions would be on our and our managers’ and other operators’ and tenants’ businesses. As a result of these uncertainties, our and our managers’ and other operators’ and tenants’ businesses may not return to the levels experienced prior to the COVID-19 pandemic. If those managers’, other operators’ and tenants’ businesses do not sufficiently improve, they may fail to pay amounts owed to us.
We have a substantial amount of debt and are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt.
As of December 31, 2024, our consolidated principal amount of debt was $3.1 billion.
We are subject to numerous risks associated with our debt, including our ability to refinance maturing debt and the cost of any refinancing, the risk that our liquidity could be insufficient for us to make required payments and risks associated with high interest rates. There are no limits in our organizational documents on the amount of debt we may incur, and, subject to any limitations in our debt agreements, we may incur additional debt. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our cost of capital, limit our ability to incur additional debt in the future, and increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. High interest rates have significantly increased our borrowing costs. Although we have an option to extend the maturity date of certain of our debt upon payment of a fee and meeting other conditions, the applicable conditions may not be met, and we may be required to repay or refinance our existing debt with new debt at less favorable terms. Further, market and economic conditions may impact the cost of government-sponsored enterprise and agency financing that we have access to. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, refinancing, lease obligations, acquisitions, development or redevelopment projects or other purposes and hinder our ability to pay distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under other debt agreements of ours that have cross default provisions, including our senior notes indentures and their supplements, as applicable. In such case, our lenders or noteholders may demand immediate payment of any outstanding debt and could seek payment from the subsidiary guarantors under our senior notes indentures, seek to sell any pledged equity interests of certain subsidiaries or mortgaged properties, or we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We may fail to comply with the terms of our debt agreements, which could adversely affect our business and prohibit us from paying distributions to our shareholders.
Our debt agreements contain financial and/or operating covenants. These covenants may limit our operational flexibility and acquisition and disposition activities. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. If any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default, or be prevented from refinancing maturing debt or issuing new debt. As a result, covenants which limit our operational flexibility or a default under applicable debt covenants could have an adverse effect on our business, financial condition and results of operations.
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
We are exposed to various operational risks with respect to our SHOP segment that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in occupancy experienced during the normal course of business, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions, such as uncertainties surrounding interest rates and inflation, economic downturns or a possible recession and labor market conditions; competition; litigation and regulatory and government proceedings; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; increases in property taxes; state regulation and rights of residents related to entrance fees; federal and state housing laws and regulations; the availability and increases in the cost of labor (as a result of unionization or otherwise); and increases in commodity prices, such as the prices of food and construction materials, as a result of, among other things, supply chain challenges or other market conditions.
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
Seniors have been increasingly delaying their moves to senior living communities until they require greater care or forgoing moving to senior living communities altogether, and approximately 24% of the senior living communities we own are independent living communities which require residents to be capable of relatively high degrees of independence. These trends may continue and other factors, such as seniors' and their families’ concerns regarding the impact on seniors of infectious diseases, virus transmissions or other public health safety conditions, may intensify those trends in the future, as may current economic conditions, such as economic downturns or a possible recession, weak housing market conditions, uncertainties surrounding interest rates and inflation and stock market volatility. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior living communities. Moreover, seniors may have greater care needs and require higher acuity services, which may increase costs at our senior living communities, expose our managers or other operators to additional liability or result in lost business and shorter stays at our senior living communities if our managers or other operators are not able to provide the requisite care services or fail to adequately provide those services. Further, if we or our managers or other operators fail to successfully act upon and address these and other trends and changes in seniors’ needs and preferences or in the healthcare industry generally, we or they may be unable to offset associated lost revenues by growing other revenue sources, such as by offering new or increased service offerings to seniors, and our senior living communities may become unprofitable and the value of our senior living communities may decline.
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
We invest significant amounts in our properties. However, we may not realize the returns we expect from these investments, and these investments may cost more than we expect. For example, in recent years, the global economy, including the U.S. economy, experienced supply chain disruptions which reduced the availability of goods and materials, which caused price inflation and increased the time from order to receipt of goods and materials. Although supply chain conditions have since stabilized, we cannot assure that there will not be future, similar supply chain disruptions. Such conditions could result in our planned capital expenditures costing more than expected and taking longer to complete.
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
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. We may also be unable to raise capital at reasonable costs or at all because of reasons related to our business, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, high interest rates and other market conditions. A protracted negative impact on the economy or the industries in which our properties and businesses operate, wage and commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, such as the delayed recovery of the senior housing industry, economic downturns or a possible recession, may have various negative consequences. Such consequences may include a decline in the availability of financing and increased costs for financing, including with respect to government-sponsored enterprise and agency financing that we may otherwise have access to. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
We face challenges from uncertainties regarding interest rates, and high interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
In response to significant increases in inflation, the U.S. Federal Reserve raised interest rates multiple times during 2022 and 2023. The U.S. Federal Reserve cut interest rates three times in late 2024, and it may further reduce interest rates, increase interest rates or maintain current interest rates. Interest rates remain high compared to historical levels, and high interest rates may materially and negatively affect us in several ways, including:

•one of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate on our common shares relative to prevailing interest rates. Our quarterly cash distribution rate on our common shares is currently $0.01 per common share in order to enhance our liquidity until our leverage profile otherwise improves. At current interest rate levels, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments with higher distribution rates. Sales of our common shares may cause a decline in the market price of our common shares;
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
•we have a substantial amount of fixed rate debt maturing over the next few years. Our ability to refinance this debt and the cost of any such refinancing will be subject to market conditions, our financial condition and operating performance and our credit ratings; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When interest rates are high, such as they are currently, real estate transaction volumes slow due to increased borrowing costs and property investors often demand higher capitalization rates, which causes property values to decline. High interest rates could therefore lower the value of our properties and cause the value of our securities to decline.
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
A significant number of new senior living communities were developed in recent years, resulting in increased competitive pressures on our managers and other operators, particularly in certain geographic markets where we own senior living communities, and, although the rate of new development has slowed significantly, we expect these competitive challenges to continue for at least the next few years. Further, our senior living communities compete with numerous other senior living service providers, such as home healthcare companies and other real estate based service providers. Some of these senior living competitors are larger and have greater financial resources than our managers or other operators do, and some of these competitors are not for-profit entities which have endowment income and may not face the same financial pressures that they do. We cannot be sure that our managers or other operators will be able to attract a sufficient number of residents to our senior living communities at rates that will generate acceptable returns or that our managers or other operators will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow them to compete successfully and operate our senior living communities profitably.
These competitive challenges may prevent our managers and other operators from maintaining or improving occupancy and rates at our senior living communities, which may reduce our returns from our senior living communities and adversely affect the profitability of our senior living communities, and may cause the values of our properties to decline.
We also face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. Some of our competitors may have greater financial resources than us and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of property operators and the extent of leverage used in their capital structure. Due to competition for acquisitions, as well as limitations on acquisitions included in our debt agreements, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
We may be unable to lease our properties when our leases expire.
Although we typically will seek to renew or extend the terms of leases for our properties with tenants when they expire, we cannot be sure that we will be successful in doing so. Economic conditions may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties.
We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We intend to continue to engage in development, redevelopment and repositioning activities with respect to our properties, and, as a result, we are subject to certain risks. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals, inability to achieve desired returns, as well as the availability and pricing of financing on favorable terms or at all. While inflation declined significantly in 2024, it remains above historic levels, and the global economy continues to experience commodity pricing and other inflation, including inflation impacting wages and employee benefits, and it is uncertain whether inflation will decline, remain relatively steady or increase. These conditions have increased the costs for materials, other goods and labor, including construction materials, and caused some delays in construction activities, and these conditions may continue and worsen. These pricing increases, as well as increases in labor costs, could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities. In addition, current economic conditions and volatility in the commercial real estate markets, generally, may cause delays in leasing these properties or possible loss of tenancies and may negatively impact our ability to generate cash flows from these properties that meet or exceed our cost of investment. Any of these risks associated with our current or future development, redevelopment and repositioning activities could have a material adverse effect on our business, financial condition and results of operations.
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

We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impacts from global climate change. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). We own a significant number of properties in the Southeastern United States which has been increasingly impacted by severe weather and rising sea levels in recent years. Severe weather events and climatic conditions could also adversely impact us and the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change and we may not realize desirable returns on those investments.
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
RMR and our senior living community managers rely on information technology and systems, including the Internet and cloud-based infrastructures and services, commercially available software and their respective internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, residents, tenants and guarantors and lease data. If we or our third party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology systems, we could incur material costs and losses and our operations could be disrupted. RMR and our senior living community managers take various actions, and incur significant costs, to maintain and protect the operation and security of information technology systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s, our senior living community managers’ or other third parties’ information technology networks and systems or operations. Although most of RMR’s and our senior living community managers’ staff work from their offices for a majority of the work week, flexible working arrangements have resulted in increased remote working. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s, our senior living community managers’ or other third parties’ abilities to maintain the security, proper function and availability of their information technology and systems since remote working by their employees could strain their technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s, our senior living community managers’ or other third parties’ data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology.
The SEC has adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of RMR’s policies and systems designed to manage our cybersecurity risks and our related disclosures. In addition, the SEC has indicated that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
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
RMR is incorporating artificial intelligence, or AI, into some of its business workflows and processes, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability, and increased regulatory costs and adversely affect our results of operations.
RMR has begun using AI and machine learning technologies to enhance certain workflows and processes used in its business, and its research into and continued deployment of such capabilities remain ongoing. AI is still in its early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. If the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI technology is continuously evolving, and RMR may adopt and deploy AI technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI. Also, our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than RMR, which could impair our ability to compete effectively and adversely affect our results of operations.
The use of AI applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI presents emerging ethical issues, and RMR may be unsuccessful in identifying and resolving these issues before they arise. If RMR’s use of AI becomes controversial, it may experience brand or reputational harm, competitive harm, or legal liability. There is uncertainty in the legal and regulatory landscape for AI, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome, could entail significant costs, and may restrict or impede RMR’s ability to successfully develop, adopt and deploy AI technologies efficiently and effectively.
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There remains a continued focus from regulators, investors, tenants and other stakeholders concerning corporate sustainability. For example, the SEC has adopted climate change related regulations and certain states have enacted climate focused disclosure laws and we may incur significant costs in compliance with such rules if and when such regulations become effective. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and RMR and cause us and RMR to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2029 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. If we and RMR fail to comply with ESG related regulations and to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG policies or third party expectations or demands.

Insurance may not adequately cover our losses, and insurance costs may increase.
We or our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. The costs of insurance may increase, which may have an adverse effect on us and our managers or other operators and tenants. Increased insurance costs may adversely affect our managers’ abilities to operate our properties profitably and provide us with desirable returns and our tenants’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes or losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us or our tenants on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our tenants for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
We may not succeed in selling properties we may identify for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
We plan to selectively sell properties from time to time to reduce our leverage, fund capital expenditures and future acquisitions and strategically update, rebalance and reposition our investment portfolio. Our ability to sell properties or other assets and the prices we may receive in any such sales, may be affected by various factors. In particular, these factors could arise from weaknesses in or a lack of established markets for the properties we may identify for sale, the availability of financing to potential purchasers on reasonable terms, changes in the financial condition of prospective purchasers for and the tenants of the properties, the terms of leases with tenants at certain of the properties, the characteristics, quality and prospects of the properties, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, such as uncertainties surrounding interest rates and inflation, supply chain challenges, economic downturns or a possible recession and labor market conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with increased interest rates, have resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may not succeed in selling properties or other assets and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations, and we may incur losses in connection with any sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we, or ratings agencies or possible financing sources, believe appropriate, our credit ratings may be lowered and we may be unable to fund capital expenditures or future acquisitions to grow our business. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales.
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
•our liquidity position;
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
•property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns; and
•notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction or unknown liabilities, including those related to undisclosed environmental contamination, or our analyses and assumptions for the properties may prove to be incorrect.
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
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant, and economic conditions, such as uncertainties surrounding interest rates and inflation, supply chain challenges, economic downturns or a possible recession and labor market conditions, may increase the risk of our tenants and the managers and other operators of our senior living communities filing for bankruptcy. If a tenant files for bankruptcy, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy, and a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full. If any of our tenants, managers or other operators files for bankruptcy, we may experience delays in enforcing our rights, and may be limited in our ability to replace the tenant, manager or other operator. In the case of any tenant, manager or other operator bankruptcy, we may incur substantial costs in protecting our investment and re-leasing or finding a replacement tenant, manager or other operator.
A severe cold or flu season, epidemics or any other widespread illnesses could adversely affect the operations of our senior living communities.
Our revenues and our managers’ and other operators’ and tenants’ revenues with respect to our senior living communities are dependent on occupancy and could significantly decrease in the event of a severe cold and flu season, an epidemic or pandemic or any other widespread illness. Such a decrease could significantly impact our and our managers’ and tenants’ revenues from our senior living communities. As experienced during the COVID-19 pandemic, a future flu or other epidemic or pandemic could significantly increase the cost burdens faced by our managers or tenants, including if they are required to implement quarantines for residents, and adversely affect their ability to meet their obligations to us and our returns, which would have a material adverse effect on our financial results.
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
Christopher J. Bilotto, our other Managing Trustee and our President and Chief Executive Officer, Matthew C. Brown, our Chief Financial Officer and Treasurer, and Anthony Paula, our Vice President, are also officers and employees of RMR. Messrs. Portnoy, Bilotto, Brown and Paula have duties to RMR, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2024, Mr. Portnoy beneficially owned 9.8% of our outstanding common shares and approximately 66.0% of AlerisLife’s outstanding common shares (including through ABP Trust). Our executive officers also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
We, including our applicable TRS, currently own approximately 34.0% of AlerisLife's outstanding common shares, and ABP Trust owns the remaining approximate 66.0% of AlerisLife. RMR provides management services to both us and AlerisLife. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, and Mr. Portnoy is the sole director of AlerisLife. Five Star, an operating division of AlerisLife, manages many of our senior living communities.
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
Our declaration of trust prohibits any shareholder, other than RMR and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This restriction is intended to, among other purposes, assist with our REIT compliance under the IRC. Further, our bylaws contain provisions that generally prohibit shareholders from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares, including our common shares. This ownership limitation in our bylaws is intended to help us preserve our ability to use our net operating losses and other tax benefits to reduce our future taxable income. We also believe these restrictions in our declaration of trust and bylaws promote good orderly governance. However, these restrictions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
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
Our bylaws currently provide that other than any action arising under the Securities Act, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined under the Maryland General Corporation Law; (2) any derivative action or proceeding brought on our behalf; (3) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, managers or other agents to us or our shareholders; (4) any action asserting a claim against us or any of our Trustees, officers, managers or other agents arising pursuant to Maryland law, our declaration of trust or bylaws, including any disputes, claims or controversies brought by or on behalf of a shareholder, either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any of our Trustees, officers, managers or other agents, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; and (5) any action asserting a claim against us or any of our Trustees, officers, managers or other agents that is governed by the internal affairs doctrine of the State of Maryland. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. Unless we otherwise consent in writing, the sole and exclusive forum for claims that arise under the Securities Act is the federal district courts of the United States, to the fullest extent permitted by the law. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, managers or other agents, which may discourage lawsuits against us and our Trustees, officers, managers or other agents.
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
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes would decrease cash available for distribution to our shareholders.
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
During 2020, we reduced our quarterly cash distribution rate on our common shares to $0.01 per common share to enhance our liquidity until our leverage profile otherwise improves, subject to applicable REIT tax requirements; however:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by current market and economic conditions, such as uncertainties surrounding interest rates and inflation and economic downturns or a possible recession, on our business, results of operations and liquidity; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
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
We are the sole obligor on our senior secured notes due 2026, or the 2026 Notes, our outstanding senior unsecured notes, including our 9.75% senior notes due 2025, or the 2025 Notes, and our 4.375% senior notes due 2031, or the 2031 Notes, and any notes or other debt securities we may issue in the future, or, together with the 2026 Notes and our outstanding senior unsecured notes, the Notes. Our subsidiaries that guarantee the Notes are the sole obligor on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the 2025 Notes, the 2026 Notes and/or the 2031 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of our non-guarantor subsidiaries’ creditors. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our non-guarantor subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes, the 2026 Notes and the 2031 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2024, our non-guarantor subsidiaries had total indebtedness and other liabilities of approximately $171.5 million (including guarantees of other indebtedness and trade payables but excluding liabilities to us or a subsidiary guarantor), which are structurally senior to the 2025 Notes, the 2026 Notes and the 2031 Notes.

The Notes and the Guarantees, other than the 2026 Notes and related Guarantees on a senior secured basis, are unsecured and effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt.
The outstanding Notes and Guarantees, other than the 2026 Notes and related Guarantees on a senior secured basis, or the Unsecured Notes and Guarantees, are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under the 2026 Notes and our $127.5 million in aggregate principal amount of mortgage notes (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Notes that are not secured by those assets. In that event, because the Unsecured Notes and Guarantees will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such unsecured Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such unsecured Notes and accrued interest and all future debt ranking equally with such Unsecured Notes and Guarantees, we will be unable to fully satisfy our obligations under such unsecured Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such unsecured Notes. As a result, noteholders may lose a portion or the entire value of their investment in such unsecured Notes. Further, the terms of the outstanding Unsecured Notes and Guarantees permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured debt subject to compliance with certain debt ratios. The Unsecured Notes and Guarantees will be effectively subordinated to any such additional secured debt.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of notes to return payments received from guarantors.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, the Guarantees and any related liens (or any future Notes that are guaranteed by our subsidiaries), could be voided, or claims in respect of a guarantee and the related lien, if applicable, could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the debt evidenced by its guarantee and related lien, if applicable:
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
Downgrades in our credit ratings could materially adversely affect the market price of the Notes and may increase our cost of capital.
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
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon a sale, disposition or transfer, in compliance with the provisions of the indentures and related supplements governing 2025 Notes, the 2026 Notes and the 2031 Notes, of the capital stock of such subsidiary guarantor or of substantially all of the assets of such subsidiary guarantor, or if such subsidiary guarantor becomes an Excluded Subsidiary or a Foreign Subsidiary, as such terms are defined in the applicable indenture or supplemental indenture. In addition, if the 2025 Notes and the 2031 Notes have a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investors Service, or Moody's, or BBB (or the equivalent) by Standard & Poor’s Rating Services, or Standard & Poor's, and at such time no default or event of default under the indenture and related supplements governing the 2025 Notes and the 2031 Notes has occurred and is continuing, the Guarantees and all other obligations of the subsidiary guarantors under the indenture will automatically terminate and be released. Accordingly, the 2025 Notes, the 2026 Notes and the 2031 Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed the 2025 Notes, the 2026 Notes and the 2031 Notes on the date they were initially issued.
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
Item 2.  Properties.
At December 31, 2024, our portfolio was comprised of 367 owned properties. The gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, or gross book value of real estate assets, of these properties totaled $7.2 billion at December 31, 2024. As of December 31, 2024, nine properties with a gross book value of real estate assets of $301.0 million were encumbered by two mortgages with an aggregate principal balance of $127.5 million. As of December 31, 2024, 95 properties with a gross book value of real estate assets of $1.6 billion were encumbered by our senior secured notes due 2026 with a principal balance of $940.5 million. As of December 31, 2024, two properties with a gross book value of real estate assets of $43.8 million were subject to finance lease obligations with an aggregate principal balance of $2.3 million. The eleven properties owned by our unconsolidated joint ventures in which we own 10% and 20% interests were encumbered by three mortgages totaling $1.1 billion as of December 31, 2024. For more information regarding our finance leases, mortgages, senior secured notes and two unconsolidated joint ventures, see Notes 3 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The following table summarizes certain information about our owned properties as of December 31, 2024. All dollar amounts are in thousands:

	Medical Office and Life Science Portfolio			SHOP			All Other			Consolidated
State	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value
AL	—	$—	$—	8	$105,206	$70,777	—	$—	$—	8	$105,206	$70,777
AR	—	—	—	3	47,068	27,039	—	—	—	3	47,068	27,039
AZ	2	40,903	28,288	6	178,736	105,762	—	—	—	8	219,639	134,050
CA	7	242,506	173,471	9	215,124	130,945	1	7,279	3,731	17	464,909	308,147
CO	2	20,780	11,895	8	118,932	71,759	1	14,264	9,357	11	153,976	93,011
DC	2	108,453	78,380	—	—	—	—	—	—	2	108,453	78,380
DE	—	—	—	2	62,519	35,655	—	—	—	2	62,519	35,655
FL	7	48,211	33,535	19	691,602	429,174	1	20,692	19,728	27	760,505	482,437
GA	6	93,135	61,691	25	329,395	212,258	2	65,306	50,791	33	487,836	324,740
HI	1	81,190	55,640	—	—	—	—	—	—	1	81,190	55,640
ID	—	—	—	—	—	—	2	22,658	14,920	2	22,658	14,920
IL	3	52,370	33,314	11	190,420	108,478	1	20,641	12,626	15	263,431	154,418
IN	1	22,211	12,027	11	186,277	119,479	1	66,189	45,452	13	274,677	176,958
KS	1	18,100	8,927	3	70,289	40,654	—	—	—	4	88,389	49,581
KY	—	—	—	9	123,611	66,616	—	—	—	9	123,611	66,616
MA	6	163,881	115,270	1	37,589	21,655	—	—	—	7	201,470	136,925
MD	1	8,142	5,562	11	274,476	175,891	1	20,964	14,192	13	303,582	195,645
MN	8	100,781	64,037	1	17,214	11,307	—	—	—	9	117,995	75,344
MO	2	84,145	51,055	5	73,602	44,802	—	—	—	7	157,747	95,857
NC	2	62,674	41,898	16	244,945	172,384	—	—	—	18	307,619	214,282
NE	—	—	—	1	8,508	5,007	1	26,702	17,688	2	35,210	22,695
NJ	—	—	—	3	130,773	87,218	—	—	—	3	130,773	87,218
NM	2	39,717	27,119	1	36,023	20,291	3	33,303	19,892	6	109,043	67,302
NV	—	—	—	2	86,826	56,619	—	—	—	2	86,826	56,619
NY	3	81,381	51,648	1	115,814	81,238	—	—	—	4	197,195	132,886
OH	1	18,601	11,251	1	51,269	28,727	1	4,428	1,531	3	74,298	41,509
OR	—	—	—	1	52,356	43,379	—	—	—	1	52,356	43,379
PA	4	57,131	35,911	7	96,438	56,806	—	—	—	11	153,569	92,717
SC	1	4,942	3,170	17	143,812	97,228	—	—	—	18	148,754	100,398
TN	1	9,971	6,164	13	186,228	132,539	—	—	—	14	196,199	138,703
TX	10	202,768	131,314	13	401,567	248,267	1	20,502	13,171	24	624,837	392,752
VA	8	130,405	80,166	11	153,156	93,639	—	—	—	19	283,561	173,805
WA	—	—	—	—	—	—	2	18,356	10,183	2	18,356	10,183
WI	10	169,236	108,920	7	122,082	80,967	—	—	—	17	291,318	189,887
Total	91	1,861,634	1,230,653	226	4,551,857	2,876,560	18	341,284	233,262	335	6,754,775	4,340,475
Held for Sale	7	274,752	175,948	6	76,287	47,535	19	68,113	37,900	32	419,152	261,383
Grand Total	98	$2,136,386	$1,406,601	232	$4,628,144	$2,924,095	37	$409,397	$271,162	367	$7,173,927	$4,601,858
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
As of February 21, 2025, there were 1,212 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2024:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - December 31, 2024	670	$2.28	—	—
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
OVERVIEW
We are a REIT organized under Maryland law that primarily owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2024, we owned 367 properties located in 36 states and Washington, D.C., including 32 properties classified as held for sale and three closed senior living communities.
As of December 31, 2024, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 15.1 years.

We are encouraged by positive trends, including increases in rates and occupancy in our SHOP segment. Additionally, we expect that favorable supply and demand dynamics in the senior living industry will enable our managers to continue to grow occupancy and drive positive performance. While certain costs, primarily labor, insurance and food costs, have increased, we expect these cost increases to moderate, which will provide our managers the opportunity to increase rates in excess of increases in costs, resulting in improving returns to us.
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
We are closely monitoring the impacts of the current economic and market conditions on all aspects of our business, including, but not limited to, uncertainties surrounding interest rates and inflation, volatility in the public debt and equity markets, global geopolitical hostilities and tensions, economic uncertainties, labor market conditions and changes in real estate utilization. We expect to experience continued variability in labor, insurance and food costs in our SHOP segment. Inflationary pressures in the United States, as well as global geopolitical instability and tensions, have given rise to uncertainty regarding potential disruptions in the financial markets. Continued or intensified disruptions in the financial markets could adversely affect our financial condition and that of our managers, operators and tenants, could adversely impact the ability or willingness of our managers, operators, tenants or residents to pay amounts owed to us, could impair our ability to effectively deploy our capital or realize our target returns on our investments, may restrict our access to, and would likely increase, our cost of capital, and may cause the values of our properties and of our securities to decline.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per square foot or unit data):

(As of December 31, 2024)	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	2024 Revenues	% of 2024 Revenues	2024 NOI(3)	% of 2024 NOI
Medical Office and Life Science Portfolio	98	7,952,711	sq. ft.	$2,136,386	29.8%	$269	$213,320	14.3%	$115,683	44.7%
SHOP	232	24,978	units	4,628,144	64.5%	$185,289	1,244,389	83.2%	106,060	41.0%
Triple net leased senior living communities	27	2,062	units	201,287	2.8%	$97,617	24,500	1.6%	24,454	9.4%
Wellness centers	10	812,246	sq. ft.	208,110	2.9%	$256	13,218	0.9%	12,688	4.9%
Total	367			$7,173,927	100.0%		$1,495,427	100.0%	$258,885	100.0%

	Occupancy
	As of and for the Year Ended December 31,
	2024	2023
Medical Office and Life Science Portfolio (4)	82.2%	86.9%
SHOP	79.3%	78.1%
Triple net leased senior living communities	100.0%	100.0%
Wellness centers	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable, at December 31, 2024.
(3)We calculate our NOI on a consolidated basis and by reportable segment. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures”.

(4)Medical office and life science property occupancy data is as of December 31, 2024 and 2023 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
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
We also report “all other” operations, which consists of triple net leased wellness centers and senior living communities that are leased to third party operators from which we receive rents.
Medical Office and Life Science Portfolio
As of December 31, 2024, we owned 98 medical office and life science properties located in 24 states and Washington, D.C. These properties have a total of 8.0 million square feet.
During the year ended December 31, 2024, we entered into new and renewal leases in our Medical Office and Life Science Portfolio segment as summarized in the following table (dollars and square feet in thousands, except per square foot amounts):

	Year Ended December 31, 2024
	New Leases	Renewals	Total
Square feet leased during the period	100	297	397
Weighted average rental rate change (by rentable square feet)	17.0%	6.5%	8.9%
Weighted average lease term (years)	7.6	5.1	5.7
Total leasing costs and concession commitments (1)	$7,288	$4,841	$12,129
Total leasing costs and concession commitments per square foot (1)	$73.14	$16.32	$30.60
Total leasing costs and concession commitments per square foot per year (1)	$9.59	$3.18	$5.34
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
As of December 31, 2024, lease expirations in our Medical Office and Life Science Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2025	82	574,073	8.8%	8.8%	$16,431	7.9%	7.9%
2026	53	689,307	10.5%	19.3%	22,215	10.7%	18.6%
2027	68	895,918	13.7%	33.0%	22,564	10.8%	29.4%
2028	55	1,175,592	18.0%	51.0%	35,184	16.9%	46.3%
2029	63	636,587	9.7%	60.7%	18,770	9.0%	55.3%
2030	39	375,124	5.7%	66.4%	10,629	5.1%	60.4%
2031	21	835,058	12.8%	79.2%	25,413	12.2%	72.6%
2032	18	358,303	5.5%	84.7%	13,849	6.7%	79.3%
2033	15	416,410	6.4%	91.1%	20,174	9.7%	89.0%
2034 and thereafter	34	582,700	8.9%	100.0%	22,972	11.0%	100.0%
Total	448	6,539,072	100.0%		$208,201	100.0%

Weighted average remaining lease term (in years)		4.8			5.2

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2024, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.
The following table presents information concerning our Medical Office and Life Science Portfolio tenants that represent 1% or more of total Medical Office and Life Science Portfolio annualized rental income as of December 31, 2024 (dollars in thousands):

Tenant	Square Feet Leased	Percent of Total Square Feet Leased	Annualized Rental Income(1)	Percent of Total Annualized Rental Income(1)	Lease Expiration
Advocate Aurora Health	631,529	9.7%	$16,939	8.1%	2026 - 2031
Alamar Biosciences, Inc.	88,508	1.4%	6,851	3.3%	2034
KSQ Therapeutics, Inc.	54,633	0.8%	5,434	2.6%	2032
Merck & Co. Inc. (2)	55,102	0.8%	5,335	2.6%	2033
Medtronic, Inc.	201,522	3.1%	5,297	2.5%	2027 - 2028
Sonova Holding AG	116,444	1.8%	5,085	2.4%	2033
Boston Children's Hospital	99,063	1.5%	4,809	2.3%	2028
Magellan Health Inc.	232,521	3.6%	4,688	2.3%	2025
Tokio Marine Holdings Inc.	81,072	1.2%	4,339	2.1%	2025 - 2033
Abbvie Inc.	197,976	3.0%	3,955	1.9%	2027
United Healthcare Services, Inc.	149,719	2.3%	3,926	1.9%	2026
McKesson Corporation	477,772	7.3%	3,823	1.8%	2028 - 2030
Hawaii Pacific Health	85,956	1.3%	3,803	1.8%	2026 - 2029
Revvity, Inc.	105,462	1.6%	3,681	1.8%	2028
HCA Holdings Inc.	72,097	1.1%	3,455	1.7%	2025 - 2029
New York University	109,983	1.7%	3,245	1.6%	2025 - 2028
Ultragenyx Pharmaceutical Inc.	63,048	1.0%	3,107	1.5%	2026
Sentara Health	139,212	2.1%	3,015	1.4%	2027 - 2032
WRA Management, Inc.	35,067	0.5%	2,594	1.2%	2025 - 2045
Organogenesis Holdings Inc. (2)	22,966	0.4%	2,463	1.2%	2031
The University of Kansas Health System	104,815	1.6%	2,453	1.2%	2027 - 2028
Cytek BioSciences, Inc.	99,378	1.5%	2,260	1.1%	2029
Warner Chilcott Limited	81,712	1.2%	2,258	1.1%	2027
Think Surgical, Inc.	75,920	1.2%	2,141	1.0%	2026
Covenant Health System	55,807	0.9%	2,121	1.0%	2034
All Other Tenants	3,101,788	47.4%	101,124	48.6%	2025 - 2043
Totals	6,539,072	100.0%	$208,201	100.0%

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2024, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.
(2)In January 2025, we sold three life science properties, including properties leased by these tenants, for a sales price of $159,025, excluding closing costs.

Senior Housing Operating Portfolio
Our managed senior living communities are operated by third parties pursuant to management agreements. Five Star, which is an operating division of AlerisLife, manages many of our SHOP communities, and we lease nearly all of our senior living communities, including those managed by third party managers, to our TRSs.
Five Star manages 118 of our senior living communities for our account pursuant to an amended and restated master management agreement, or the Master Management Agreement. Pursuant to the Master Management Agreement, Five Star receives a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities. Five Star may receive an annual incentive fee equal to 15% of the amount by which the annual EBITDA of all communities on a combined basis exceeds the target EBITDA for all communities on a combined basis for such calendar year. The target EBITDA for those senior living communities on a combined basis is increased annually based on the greater of the annual increase of the consumer price index, or CPI, or 2%, plus 6% of any capital investments funded at the managed senior living communities on a combined basis in excess of the target capital investment. Unless otherwise agreed, the target capital investment increases annually based on the greater of the annual increase of CPI or 2%. Any senior living communities that are undergoing a major renovation or repositioning are excluded from the calculation of the incentive fee. The Master Management Agreement expires in 2036, subject to Five Star's right to extend for two consecutive five year terms if Five Star achieves certain performance targets for the combined managed communities portfolio, unless earlier terminated. Pursuant to the Master Management Agreement, beginning in 2025, we have the right to terminate up to 10% of the senior living communities that Five Star is continuing to manage, based on total revenues per year for failure to meet 80% of a target EBITDA for the applicable period. In addition, Five Star delivered to us a related amended and restated guaranty agreement pursuant to which Five Star is continuing to guarantee the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements.
Our other third party managers manage 114 of our senior living communities. In October 2022, we and one of our operators agreed to terminate the lease agreements for three of these senior living communities and replaced them with management agreements under our TRS structure, and an affiliate of the same operator will continue to operate these properties. Additionally, effective October 31, 2022, Five Star ceased managing our active adult community, and RMR assumed management of that community. In March 2024, we terminated our management agreement with one of our third party managers, Cedarhurst Senior Living, which manages certain of our communities located in Wisconsin and Illinois and transitioned these communities to another third party manager, Charter Senior Living, with which we have an existing relationship. For the years ended December 31, 2024, 2023 and 2022, we recorded $2.2 million, $0.0 million and $2.1 million, respectively, of costs that we incurred related to retention, transition, termination and other costs to acquisition and certain other transaction related costs in our consolidated statements of comprehensive income (loss).
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

The following table presents a summary of the other third party managers as of December 31, 2024:

Manager	Location	Number of Communities	Number of Units
Charter Senior Living	FL/MD/TN/VA/IL/WI	30	1,759
IntegraCare Senior Living	PA	2	146
Life Care Services	DE	3	517
Navion Senior Solutions	SC	5	238
Northstar Senior Living	AZ/CA	7	418
Oaks-Caravita Senior Care	GA/SC	26	1,415
Oaks Senior Living	GA	3	264
Omega Senior Living	NE	1	69
Phoenix Senior Living	AL/AR/KY/MO/NC/SC	23	1,457
RMR	TX	1	169
Stellar Senior Living	CO/TX/WY	10	1,094
Total (1)		111	7,546
(1)Excludes three closed senior living communities.
For further information regarding the terms of the Master Management Agreement and of the management agreements with the other third party managers and our other business arrangements with Five Star, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and for more information about our dealings and relationships with Five Star generally, and the risks which may arise as a result of these related person transactions, see “Risk Factors—Risks Related to Our Relationships with RMR and AlerisLife (including Five Star)” in Part I, Item 1A of this Annual Report on Form 10-K, “Related Person Transactions” below and Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
All Other
As of December 31, 2024, lease expirations at our triple net leased wellness centers and senior living communities leased to third party operators were as follows (dollars in thousands):

Year		Number of Properties	Number of Units or Square Feet	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2025		—	—	$—	—%	—%
2026		—	—	—	—%	—%
2027		4	533 units	4,659	11.7%	11.7%
2028		—	—	—	—%	11.7%
2029		1	155 units	547	1.4%	13.1%
2030		5	283 units and 129,600 sq. ft.	5,046	12.7%	25.8%
2031		—	—	—	—%	25.8%
2032	(2)	18	876 units	10,254	25.8%	51.6%
2033		1	215 units	5,177	13.0%	64.6%
2034 and thereafter		7	682,646 sq. ft.	14,068	35.4%	100.0%
Total	(3)	36		$39,751	100.0%

Weighted average remaining lease term (in years) (4)			9.2	10.0

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2024. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.
(2)We have entered into an agreement to sell these 18 communities for a sales price of $135.0 million, excluding closing costs. We expect this sale to close during the first quarter of 2025.

(3)Excludes one closed senior living community classified as held for sale as of December 31, 2024.
(4)Weighted average lease term is calculated based on square feet and annualized rental income.
During the year ended December 31, 2024, we entered into renewal leases at three of our wellness centers totaling 129,600 square feet at rates that were 7.5% higher than prior rents for the same space at a weighted average lease term of five years. We did not incur any leasing costs or concessions commitments for these renewals.
GENERAL INDUSTRY TRENDS
The healthcare industry remains one of the most resilient commercial real estate sectors, in part due to the scale of the U.S. healthcare market, which collectively represents approximately 18% of the U.S. GDP, according to CMS. The healthcare sector’s continued expansion has been driven by rising standards of care, increasing life expectancies and other demographic trends, as well as funding from both public and private sources.
In the medical office sector, the industry has been trending toward a greater proportion of outpatient care resulting in an increasing number of multi-practice medical office buildings, anchor leased by hospital systems, and a decline in free-standing medical practices, a potential benefit to our Medical Office and Life Science Portfolio. The pandemic further accelerated this trend because of stronger consumer preference for off-campus care in more convenient locations. Costs within the industry continue to be in focus with health system operating margins being under pressure in recent years, which is, while moderating, a theme that may continue in 2025.
In the life science sector, particularly with properties that provide laboratory or medical manufacturing space, over the years there has been significant capital invested across the bio-medical research space, driving a large increase in demand for laboratory and research space. Venture capital funding significantly declined in 2022, 2023 and 2024. Funding in the past three years has been increasingly concentrated on companies located in the top three markets of Boston, San Francisco and San Diego with more stringent requirements.
New construction of life science properties hit record levels in 2023 across major markets, and the construction pipeline, while decreasing, remains elevated into 2025. This has been met by softening demand from tenants and resulted in rising vacancy rates across the major life science markets.
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
We believe there is a favorable mix of increased demand and limited supply for senior living communities which we expect will benefit us and our existing portfolio of senior living communities in the future. As a result of elevated financing and construction costs over recent years, inventory growth for senior living communities has been historically low. According to NIC, annual inventory growth was 1.2% across all markets during the fourth quarter of 2024. Additionally, annual absorption was 3.7% for the fourth quarter of 2024, according to NIC. We expect improving market fundamentals and constrained supply to continue to result in increased occupancy at our senior living communities over the next 12 to 24 months.
The senior living industry is subject to extensive and frequently changing federal, state and local laws and regulations. For further information regarding these laws and regulations, and possible legislative and regulatory changes, see "Business—Government Regulation and Reimbursement" in Part I, Item 1 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
The following table summarizes the results of operations of each of our segments for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Revenues:
Medical Office and Life Science Portfolio	$213,320	$220,530
SHOP	1,244,389	1,151,908
All Other	37,718	37,870
Total revenues	$1,495,427	$1,410,308
Net loss:
Medical Office and Life Science Portfolio	$(66,668)	$(12,183)
SHOP	(89,807)	(99,620)
All Other	(213,780)	(181,769)
Net loss	$(370,255)	$(293,572)
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the year ended December 31, 2024 to the year ended December 31, 2023. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.” For a comparison of consolidated results for the year ended December 31, 2023 compared to the year ended December 31, 2022, see Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
NOI by segment:
Medical Office and Life Science Portfolio	$115,683	$122,566	$(6,883)	(5.6)%
SHOP	106,060	76,817	29,243	38.1%
All Other	37,142	36,774	368	1.0%
Total NOI	258,885	236,157	22,728	9.6%

Depreciation and amortization	284,957	284,083	874	0.3%
General and administrative	26,518	26,131	387	1.5%
Acquisition and certain other transaction related costs	2,510	10,853	(8,343)	(76.9)%
Impairment of assets	70,734	18,380	52,354	nm
(Loss) gain on sale of properties	(18,938)	1,205	(20,143)	nm
Gains on equity securities, net	—	8,126	(8,126)	(100.0)%
Interest and other income	8,950	15,536	(6,586)	(42.4)%
Interest expense	(235,239)	(191,775)	(43,464)	22.7%
Loss on modification or early extinguishment of debt	(324)	(2,468)	2,144	(86.9)%
Loss before income taxes and equity in net earnings (losses) of investees	(371,385)	(272,666)	(98,719)	36.2%
Income tax expense	(467)	(445)	(22)	4.9%
Equity in net earnings (losses) of investees	1,597	(20,461)	22,058	nm
Net loss	$(370,255)	$(293,572)	$(76,683)	26.1%
nm – not meaningful

Medical Office and Life Science Portfolio:

	Comparable Properties(1)		All Properties
	As of December 31,		As of December 31,
	2024	2023	2024	2023
Total properties	87	87	98	102
Total square feet	6,976	6,971	7,953	8,610
Occupancy	90.2%	92.5%	82.2%	86.9%

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
Rental income	$194,274	$192,972	$1,302	0.7%	$19,046	$27,558	$213,320	$220,530	$(7,210)	(3.3)%
Property operating expenses	(82,870)	(81,119)	1,751	2.2%	(14,767)	(16,845)	(97,637)	(97,964)	(327)	(0.3)%
NOI	$111,404	$111,853	$(449)	(0.4)%	$4,279	$10,713	$115,683	$122,566	$(6,883)	(5.6)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2023; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income increased at our comparable properties primarily due to increased parking revenue at one of our properties and leasing activity, partially offset by vacancies at certain of our properties. Rental income decreased at our non-comparable properties primarily due to vacancies at one of our properties sold during the fourth quarter of 2024 and one of our properties classified as held for sale as of December 31, 2024 and dispositions since January 1, 2023, partially offset by a tenant default at one of our properties during 2023 and an increase in rental income at one of our properties classified as held for sale as of December 31, 2024.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses at our comparable properties is primarily due to increased insurance costs recorded in 2024 and increases in cleaning costs and utility expenses, partially offset by a decrease in real estate taxes due to refunds realized and a reduction in assessed values as a result of successful appeals during 2024. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since January 1, 2023.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,
	2024	2023	2024	2023
Total properties	208	208	232	232
Number of units	23,135	23,135	24,978	25,209
Occupancy	80.2%	78.8%	79.3%	78.1%
Average monthly rate (2)	$5,103	$4,807	$5,193	$4,888

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
Residents fees and services	$1,138,903	$1,051,806	$87,097	8.3%	$105,486	$100,102	$1,244,389	$1,151,908	$92,481	8.0%
Property operating expenses	(1,021,436)	(961,801)	59,635	6.2%	(116,893)	(113,290)	(1,138,329)	(1,075,091)	63,238	5.9%
NOI	$117,467	$90,005	$27,462	30.5%	$(11,407)	$(13,188)	$106,060	$76,817	$29,243	38.1%
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
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities as shown in the table above. We expect residents fees and services to continue to increase in the short term at our comparable SHOP communities due to favorable market fundamentals, inflation and operational improvements at our communities. The activity for our non-comparable properties primarily reflects the 13 communities transitioned to an existing third party manager during 2024 and six properties classified as held for sale as of December 31, 2024.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of community level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, maintenance and repairs, dietary expenses, insurance costs and other direct costs, partially offset by reduced contract labor. The activity for our non-comparable properties primarily reflects the 13 communities transitioned to an existing third party manager during 2024 and six properties classified as held for sale.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
All Other(1):

	Comparable Properties (2)				All Properties
	As of and For the Year Ended December 31,				As of and For the Year Ended December 31,
	2024		2023		2024		2023
Total properties:
Triple net leased senior living communities	8		8		27		27
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.95	x	1.65	x	1.85	x	1.49	x
Wellness centers (3)	2.56	x	2.64	x	2.56	x	2.64	x

	Year Ended December 31,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
Rental income	$27,304	$27,195	$109	0.4%	$10,414	$10,675	$37,718	$37,870	$(152)	(0.4)%
Property operating expenses	(529)	(1,093)	(564)	(51.6)%	(47)	(3)	(576)	(1,096)	(520)	(47.4)%
NOI	$26,775	$26,102	$673	2.6%	$10,367	$10,672	$37,142	$36,774	$368	1.0%
(1)All Other operations consist of all of our other operations, including certain senior living communities and wellness centers that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reportable segment, and any other income or expenses that are not attributable to a specific reportable segment.
(2)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since January 1, 2023; excludes properties classified as held for sale, if any.
(3)All tenant operating data presented are based upon the operating results provided by our tenants for the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the annualized operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by annualized rental income. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties.

Rental income. Rental income increased at our comparable properties primarily due to higher cash rents received during 2024, partially offset by increased 2023 revenue from a cash settlement from a tenant previously in default under leases for six of our wellness centers. In January 2023, we agreed to amend the lease for three of these wellness centers and repossess the remaining three wellness centers. The three wellness centers we repossessed were subsequently re-leased to other tenants. The activity for our non-comparable properties primarily reflects the 18 triple net leased senior living communities classified as held for sale as of December 31, 2024.

Property operating expenses. Property operating expenses consist of real estate taxes, insurance and other expenses that are not paid directly by our tenants. The decrease in property operating expenses for our comparable properties primarily reflects real estate taxes and other expenses we paid during 2023 on behalf of a tenant previously in default under leases for six of our wellness centers. We also continued to pay real estate taxes and other expenses for two wellness centers until the leases commenced during 2024.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2024, compared to the year ended December 31, 2023.
Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to the purchase of capital improvements at certain of our properties, partially offset by certain depreciable assets becoming fully depreciated and dispositions since January 1, 2023.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to an increase in fees incurred to RMR under our business management agreement of $2,503 as a result of an increase in average share price and weighted average debt, partially offset by a decrease in legal and other professional fees and franchise taxes.
Acquisition and certain other transaction related costs. For the year ended December 31, 2024, acquisition and certain other transaction related costs primarily represent termination and other fees as a result of our transition of 13 communities to an existing third party manager. For the year ended December 31, 2023, acquisition and certain other transaction related costs primarily represent costs incurred in connection with our terminated merger with Office Properties Income Trust, costs incurred for financial advisory services regarding our then existing 2024 debt maturities and costs related to the transition of certain senior living communities to other third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
(Loss) gain on sale of properties. For information regarding (loss) gain on sale of properties, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gains on equity securities, net. Gains on equity securities, net, represent the net gains to adjust our investment in AlerisLife to its fair value during 2023. For further information regarding our investment in AlerisLife, see Notes 2 and 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Interest and other income. The decrease in interest and other income is primarily due to lower average invested cash balances during the year ended December 31, 2024 compared to the year ended December 31, 2023 and $1,581 of funds we received from certain programs under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the American Rescue Plan Act, or ARPA, and various state programs during the year ended December 31, 2023.
Interest expense. Interest expense increased primarily due to the issuance of $940,534 of our senior secured notes due 2026 in December 2023, resulting in discount accretion of $86,778 during 2024. Additionally, we executed a $120,000 mortgage loan in May 2024 at a fixed interest rate of 6.864% per annum. These increases were partially offset by the repayment and termination of our former credit facility and the redemption of $250,000 of our senior notes that were scheduled to mature in May 2024. The net proceeds from our $940,534 senior secured notes due 2026 were used to make these repayments in December 2023 aggregating $700,000. Additionally, in June 2024, we redeemed $60,000 of our outstanding 9.75% senior unsecured notes due 2025 using proceeds from the $120,000 mortgage loan executed in May 2024 and in November 2024 we redeemed another $60,000 of our outstanding 9.75% senior unsecured notes due 2025 using cash on hand.
Loss on modification or early extinguishment of debt. During the year ended December 31, 2024, we recorded a loss on early extinguishment of debt in connection with the partial redemption of an aggregate $120,000 of our outstanding 9.75% senior unsecured notes due 2025. During the year ended December 31, 2023, we recorded a loss on modification or early extinguishment of debt in connection with amendments to and repayment in full of our then credit facility as well as redemption of $250,000 of our 4.750% senior notes due May 2024.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net earnings (losses) of investees. Equity in net earnings (losses) of investees is the change in the fair value of our investments in our joint ventures and also represents our proportionate share of the earnings of our equity method investment in AlerisLife. For further information regarding our investments in our joint ventures and AlerisLife see Notes 2, 3 and 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable SEC rules, including FFO, Normalized FFO and NOI for the years ended December 31, 2024 and 2023. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
Our calculations of FFO and Normalized FFO for the years ended December 31, 2024 and 2023 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	For the Year Ended December 31,
	2024	2023
Net loss	$(370,255)	$(293,572)
Depreciation and amortization	284,957	284,083
Loss (gain) on sale of properties	18,938	(1,205)
Impairment of assets	70,734	18,380
Gains on equity securities, net	—	(8,126)
Equity in net (earnings) losses of investees	(1,597)	20,461
Share of FFO from unconsolidated joint ventures	9,006	7,738
Adjustments to reflect our share of FFO attributable to an equity method investment	13,807	(1,586)
FFO	25,590	26,173

Acquisition and certain other transaction related costs	2,510	10,853
Loss on modification or early extinguishment of debt	324	2,468
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	(8,755)	1,576
Normalized FFO	$19,669	$41,070

Weighted average common shares outstanding (basic and diluted)	239,535	238,836

Per common share data (basic and diluted):
Net loss	$(1.55)	$(1.23)
FFO	$0.11	$0.11
Normalized FFO	$0.08	$0.17
Distributions declared	$0.04	$0.04
Property Net Operating Income (NOI)
We calculate NOI as shown below. The calculation of NOI excludes certain components of net income (loss) in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our real estate less our property operating expenses. NOI excludes depreciation and amortization. We use NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.

The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of net loss to NOI for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
	2024	2023
Reconciliation of Net Loss to NOI:
Net loss	$(370,255)	$(293,572)

Equity in net (earnings) losses of investees	(1,597)	20,461
Income tax expense	467	445
Loss before income taxes and equity in net earnings (losses) of investees	(371,385)	(272,666)
Loss on modification or early extinguishment of debt	324	2,468
Interest expense	235,239	191,775
Interest and other income	(8,950)	(15,536)
Gains on equity securities, net	—	(8,126)
Loss (gain) on sale of properties	18,938	(1,205)
Impairment of assets	70,734	18,380
Acquisition and certain other transaction related costs	2,510	10,853
General and administrative	26,518	26,131
Depreciation and amortization	284,957	284,083
Total NOI	$258,885	$236,157

Medical Office and Life Science Portfolio NOI	$115,683	$122,566
SHOP NOI	106,060	76,817
All Other NOI	37,142	36,774
Total NOI	$258,885	$236,157
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of cash to meet operating and capital expenses, pay our debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities and proceeds from the disposition of certain properties. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations and make distributions to our shareholders for at least the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:
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

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our Consolidated Statements of Cash Flows included in Part IV, Item 15 of this Annual Report on Form 10-K (dollars in thousands):

	Year Ended December 31,
	2024	2023
Cash and cash equivalents and restricted cash at beginning of period	$246,961	$688,302
Net cash provided by (used in):
Operating activities	112,223	10,483
Investing activities	(187,019)	(202,111)
Financing activities	(22,311)	(249,713)
Cash and cash equivalents and restricted cash at end of period	$149,854	$246,961
We have a significant number of unencumbered properties in our SHOP segment. As of December 31, 2024, our unencumbered gross book value of real estate assets was $5.0 billion. As of February 21, 2025, we have executed term sheets with various lenders for proceeds of approximately $276.0 million, and are in active negotiations with an additional lender for expected proceeds of $64.0 million, for loans that will be secured by certain of our unencumbered SHOP communities. We believe that with $144.6 million of cash and cash equivalents as of December 31, 2024, the above referenced loan proceeds and proceeds from sales of certain unencumbered properties, we will satisfy the $380.0 million outstanding principal amount of 9.75% senior unsecured notes due in June 2025, which is our next significant debt maturity.
Our Operating Liquidity and Resources
We generally receive minimum rents from tenants at our medical office and life science properties, triple net leased wellness centers and senior living communities monthly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from tenants at certain of our triple net senior living senior living communities monthly, quarterly or annually.
The increase in cash provided by operating activities for the year ended December 31, 2024 compared to 2023 was primarily due to higher cash flows from our properties as a result of increased rates and occupancy at the senior living communities in our SHOP segment. Additionally, cash interest payments decreased in 2024 compared to 2023 primarily due to the repayment and termination of our former credit facility and the redemption of $250.0 million of our senior notes in December 2023.
Our Investing Liquidity and Resources
The decrease in cash used in investing activities for the year ended December 31, 2024 compared to 2023 was primarily due to a decrease in real estate improvements and an increase in proceeds from the sale of properties during 2024 compared to 2023. The decrease was partially offset by our purchase in February 2024 of approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the tender offer price of $1.31 per share for a total purchase price, including transaction related costs, of $15.5 million. During 2023, we tendered all of our AlerisLife common shares at $1.31 per share.

The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented (dollars in thousands):

	Year Ended December 31,
	2024	2023
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	$21,289	$38,070
Building improvements (2)	6,002	12,984
Recurring capital expenditures - Medical Office and Life Science Portfolio	27,291	51,054
SHOP fixed assets and capital improvements	93,043	100,981
Wellness centers lease related costs (1)	20,618	9,721
Total recurring capital expenditures	$140,952	$161,756

Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	$3,012	$9,244
Development, redevelopment and other activities - SHOP (3)	46,558	82,207
Total development, redevelopment and other activities	$49,570	$91,451

Capital expenditures by segment:
Medical Office and Life Science Portfolio	$30,303	$60,298
SHOP	139,601	183,188
All Other - wellness centers	20,618	9,721
Total capital expenditures	$190,522	$253,207
(1)Includes capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space and other leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes capital expenditures to replace obsolete building components that extend the useful life of existing assets or other improvements to increase the marketability of the property.
(3)Includes capital expenditures that reposition a property or result in new sources of revenue.
We generally plan to continue investing capital in our properties, including redevelopment projects, to better position these properties in their respective markets in order to increase our returns in future years.
As of December 31, 2024, we had estimated unspent leasing related obligations at our medical office and life science properties of approximately $22.6 million, of which we expect to spend approximately $19.7 million during calendar year 2025. We expect to fund these obligations using operating cash flows, cash on hand, proceeds from the disposition of certain properties and future financing activities.
We are currently in the process of redeveloping certain properties, primarily our managed senior living communities. We continue to assess opportunities to redevelop other properties in our SHOP segment and Medical Office and Life Science Portfolio. These redevelopment projects may require significant capital expenditures and time to complete and we may defer certain redevelopment projects to preserve liquidity. Additionally, due to labor availability constraints and wage and commodity price inflation, the capital investments we plan to make may be delayed or cost more than we expect.
During the year ended December 31, 2024, we sold five properties for an aggregate sales price of $35.7 million, excluding closing costs. Subsequent to December 31, 2024, we sold five properties for an aggregate sales price of $178.7 million, excluding closing costs. The net proceeds from three of these properties sold in 2025, which have a sales price, excluding closing costs, of $159.0 million, will be used to partially redeem our outstanding senior secured notes due 2026. As of February 24, 2025, we had 26 properties under agreements or letters of intent to sell for an aggregate sales price of $219.6 million, excluding closing costs. The net proceeds from 19 of these properties, which have an expected aggregate sales price, excluding closing costs, of $142.1 million, will be used to partially redeem our outstanding senior secured notes due 2026, if the sales of such properties are completed. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result. For further information regarding our dispositions, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On February 14, 2025, AlerisLife paid an aggregate cash dividend of $50.0 million to its stockholders. Our pro rata share of this cash dividend was $17.0 million.
Our Financing Liquidity and Resources
The decrease in cash used in financing activities for the year ended December 31, 2024 compared to 2023 was primarily due to $700.0 million in repayments of borrowings under our former credit facility during 2023, the redemption in December 2023 of all $250.0 million of our outstanding 4.750% senior notes due May 2024 and our execution of a $120.0 million mortgage loan during 2024. The decrease was partially offset by the issuance of $940.5 million in aggregate principal amount at maturity of our senior secured notes due 2026 in a private offering, raising net proceeds of $730.4 million, after deducting initial purchaser discounts and estimated offering costs, and the redemption of $120.0 million of our 9.75% senior notes due June 2025 during 2024.
As of December 31, 2024, we had $144.6 million of cash and cash equivalents. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
During the year ended December 31, 2024, we paid quarterly cash distributions to our shareholders totaling approximately $9.6 million using cash on hand. For further information regarding the distributions we paid during 2024, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On January 16, 2025, we declared a quarterly distribution to common shareholders of record on January 27, 2025 of $0.01 per share, or approximately $2.4 million in aggregate. We paid this distribution on February 20, 2025, using cash on hand.
We believe we may have access to various types of financings, including debt or equity offerings, to fund our operations and repay our debts and other obligations as they become due. Our ability to complete, and the costs associated with, future debt or equity transactions depends primarily upon market conditions and our then creditworthiness and our ability to be in compliance with our debt covenants. We have no control over market conditions. Our credit and debt ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, our liquidity position, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention. A protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage and commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns and a possible recession, may have various negative consequences including a decline in financing availability and increased costs for financing. Further, those conditions could also disrupt capital markets and limit our access to financing from public sources, particularly if the global financial markets experience significant disruptions.
In January 2023, we repaid $113.6 million in outstanding borrowings under our former credit facility and the commitments were reduced to $586.4 million. In February 2023, we further reduced the commitments to $450.0 million following our repayment of $136.4 million in outstanding borrowings under our former credit facility. Until its repayment in full and termination on December 21, 2023, we had a $450.0 million credit facility that was fully drawn. At December 21, 2023, our former credit facility required interest to be paid on borrowings at an annual rate of 8.4%, plus a facility fee of $0.3 million per quarter.
On December 21, 2023, we completed a private offering of $940.5 million in aggregate principal amount at maturity of senior secured notes due January 2026, with a one-year extension option. The net proceeds from the offering were approximately $730.4 million after deducting initial purchaser discounts and estimated offering costs. We used a portion of the net proceeds to repay in full the $450.0 million outstanding under our then secured credit facility and to redeem $250.0 million of our senior notes that were scheduled to mature in May 2024. No cash interest will accrue on these senior secured notes prior to maturity. The accreted value of these senior secured notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year.
Our $940.5 million in outstanding senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by certain of our subsidiaries that own 95 properties, or the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. In January 2025, we sold three properties that secure these senior secured notes for a sales price of $159.0 million, excluding closing costs. As of February 24, 2025, we are under agreements to sell 19 additional properties that secure these senior secured notes for an expected aggregate sales price of $142.1 million, excluding closing costs. The net proceeds from these sales will be used to partially redeem these senior secured notes.
In May 2024, we executed a $120.0 million fixed rate, interest only mortgage loan secured by eight medical office and life science properties. This mortgage loan matures in June 2034 and requires that interest be paid at an annual rate of 6.864%. The net proceeds from this mortgage loan were approximately $117.1 million after deducting estimated closing costs, and in June 2024 we used $60.0 million of the net proceeds to partially redeem our then outstanding $500.0 million 9.75% senior notes due 2025.
In November 2024, we redeemed $60.0 million of our outstanding 9.75% senior unsecured notes due 2025 using cash on hand.
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
Debt Covenants
Our principal debt obligations at December 31, 2024 were: (1) $2.0 billion outstanding principal amount of senior unsecured notes; (2) $940.5 million outstanding principal amount of senior secured notes; and (3) $127.5 million aggregate principal amount of mortgage notes (excluding discounts, premiums and net debt issuance costs) secured by nine properties. For further information regarding our indebtedness, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our senior notes are governed by our senior notes indentures and their supplements. Our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. As of December 31, 2024, we believe we were in compliance with all of the covenants under our senior notes indentures and their supplements and our other debt obligations. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Annual Report on Form 10-K, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns or a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy our debt covenants and conditions.
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
Supplemental Guarantor Information
On May 28, 2020, we issued $1.0 billion of our 9.75% senior notes due 2025. We subsequently redeemed $500.0 million and $120.0 million of this debt during 2022 and 2024, respectively, with $380.0 million remaining outstanding. On February 3, 2021, we issued $500.0 million of our 4.375% senior notes due 2031. As of December 31, 2024, all $380.0 million of our 9.75% senior notes due 2025 and all $500.0 million of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1.1 billion of senior unsecured notes do not have the benefit of any guarantees.
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

The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (dollars in thousands):

December 31, 2024
Real estate properties, net	$3,311,804
Other assets, net	376,197
Total assets	$3,688,001

Indebtedness, net	$2,783,826
Other liabilities	222,811
Total liabilities	$3,006,637

Year Ended December 31, 2024
Revenues	$1,273,278
Expenses	$1,425,312
Loss from continuing operations	$(372,682)
Net loss	$(371,552)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them. For further information about these and other such relationships and related person transactions, see Notes 3, 6, 7 and 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2024. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
These accounting policies involve significant judgments made based upon our experience and the experience of our management and our Board of Trustees, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us and the current and likely future operating and competitive environments in which our properties are operated. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense or impairment charges related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.
Impact of Government Reimbursement
For the year ended December 31, 2024, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs. Because of shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs, as well as existing regulations that impact these matters. Further, there are other existing and recently enacted legislation, and related litigation, related to government payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business—Government Regulation and Reimbursement” above in Part I, Item 1 of this Annual Report on Form 10-K. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our and our tenants' increasing expenses and that such changes may be material and adverse to our future financial results.
During the years ended December 31, 2024, 2023 and 2022, we recognized $0.0 million, $1.6 million and $4.3 million, respectively, in interest and other income in our consolidated statements of comprehensive income (loss) related to funds received under the CARES Act and ARPA.

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
We may in the future enter into hedge arrangements or derivative contracts from time to time to mitigate our exposure to changes in interest rates.

Fixed Rate Debt
At December 31, 2024, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior unsecured notes	380,000	9.750%	37,050	2025	Semi-Annually
Senior secured notes (2)	940,534	0.000%	—	2026	At Maturity
Senior unsecured notes	500,000	4.750%	23,750	2028	Semi-Annually
Senior unsecured notes	500,000	4.375%	21,875	2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2046	Quarterly
Mortgage note	120,000	6.864%	8,237	2034	Monthly
Mortgage note	7,464	6.444%	481	2043	Monthly
	$3,047,998		$126,706
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
No principal repayments are due under our senior notes until maturity. Our $120.0 million mortgage note due 2034 is a fixed rate, interest only loan and our mortgage note due 2043 requires principal and interest payments through maturity pursuant to an amortization schedule. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $21.1 million, which amount excludes our $940.5 million of our senior secured notes due 2026 as no interest is due until maturity.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. In response to significant increases in inflation, the U.S. Federal Reserve raised interest rates multiple times during 2022 and 2023. The U.S. Federal Reserve cut interest rates three times in late 2024, and it may further reduce interest rates, increase interest rates or maintain current interest rates.
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
Floating Rate Debt
At December 31, 2024 and February 21, 2025, we did not have any floating rate debt obligations.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2024, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2024 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B.  Other Information.
During the three months ended December 31, 2024, none of our Trustees and officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.
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
We have adopted comprehensive insider trading policies and procedures that apply to trustees, directors, officers and employees, as applicable, of us and RMR. These policies are designed to prevent trading on the basis of material nonpublic information and to ensure compliance with applicable securities laws. The policies include provisions for pre-clearance of trades, blackout periods and the establishment of Rule 10b5-1 trading plans. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.  Executive Compensation.
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information. We may award common shares to our officers and other employees of RMR under our Amended and Restated 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under our equity compensation plan excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	1,090,392	(1)
Equity compensation plan not approved by securityholders	None.	None.	None.
Total	None.	None.	1,090,392	(1)
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

4.9
Supplemental Indenture, dated as of September 9, 2022, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 9.750% Senior Notes due 2025. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)

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

4.11
Supplemental Indenture, dated as of March 1, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to 9.750% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

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

4.19	Description of Securities. (Filed herewith.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
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

10.4	Diversified Healthcare Trust Amended and Restated 2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2022.)
10.5	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.6	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)
10.7	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)
10.8	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.)
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

10.12
Release of Certain Guarantors, dated as of December 21, 2023, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

10.13
Release of Certain Guarantors, dated as of March 1, 2024, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

10.14
Release of Certain Guarantors, dated as of June 5, 2024, related to 9.750% Senior Notes due 2025, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.)

10.15
Release of Certain Guarantors, dated as of January 28, 2022, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.16
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

10.17
Release of Certain Guarantors, dated as of December 21, 2023, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

10.18
Release of Certain Guarantors, dated as of March 1, 2024, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

10.19
Release of Certain Guarantors, dated as of June 5, 2024, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.)

10.20
Release of Certain Guarantors, dated as of June 26, 2024, related to Senior Secured Notes due 2026, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.)

10.21
Amended and Restated Master Management Agreement, dated as of June 9, 2021, among the Company and certain of its subsidiaries, and AlerisLife Inc. and certain of its subsidiaries. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2021.)

10.22
Amendment and Partial Termination of Amended and Restated Master Management Agreement, dated as of December 1, 2024, among the Company and certain of its subsidiaries, and AlerisLife Inc. and certain of its subsidiaries. (Filed herewith.)

10.23
Amended and Restated Guaranty Agreement, dated as of June 9, 2021, by AlerisLife Inc. for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 9, 2021.)

10.24
Stockholders Agreement, dated as of February 16, 2024, by and among AlerisLife Inc., the Company, DHC Holdings LLC and ABP Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

19.1	Insider Trading Policies and Procedures. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-280352.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
97.1	Clawback Policy. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)
99.1	Letter Agreement, dated as of May 30, 2024, between the Company and The RMR Group LLC, regarding Third Amended and Restated Property Management Agreement.(+) (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

(+) Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Diversified Healthcare Trust (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 25, 2025
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Diversified Healthcare Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Diversified Healthcare Trust (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2025

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Real estate properties:
Land	$605,973	$652,977
Buildings and improvements	5,817,279	6,165,490
Total real estate properties, gross	6,423,252	6,818,467
Accumulated depreciation	(2,082,777)	(2,020,843)
Total real estate properties, net	4,340,475	4,797,624

Investments in unconsolidated joint ventures	126,859	129,916
Assets of properties held for sale	276,270	9,447
Cash and cash equivalents	144,584	245,939
Restricted cash	5,270	1,022
Equity method investment	24,590	—
Due from affiliates	4,057	6,081
Acquired real estate leases and other intangible assets, net	26,300	33,948
Other assets, net	188,600	222,159
Total assets	$5,137,005	$5,446,136

LIABILITIES AND SHAREHOLDERS' EQUITY
Senior secured notes, net	$826,974	$731,211
Senior unsecured notes, net	1,957,319	2,072,618
Secured debt and finance leases, net	126,611	13,020
Liabilities of properties held for sale	6,024	32
Accrued interest	23,092	22,847
Due to affiliates	8,989	7,061
Other liabilities	229,153	262,456
Total liabilities	3,178,162	3,109,245

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 241,271,703 and 240,423,898 shares issued and outstanding, respectively	2,413	2,405
Additional paid in capital	4,620,313	4,618,470
Cumulative net income	1,408,023	1,778,278
Cumulative other comprehensive loss	(17)	—
Cumulative distributions	(4,071,889)	(4,062,262)
Total shareholders' equity	1,958,843	2,336,891
Total liabilities and shareholders' equity	$5,137,005	$5,446,136
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental income	$251,038	$258,400	$260,740
Residents fees and services	1,244,389	1,151,908	1,022,826
Total revenues	1,495,427	1,410,308	1,283,566

Expenses:
Property operating expenses	1,236,542	1,174,151	1,109,070
Depreciation and amortization	284,957	284,083	239,280
General and administrative	26,518	26,131	26,435
Acquisition and certain other transaction related costs	2,510	10,853	2,605
Impairment of assets	70,734	18,380	—
Total expenses	1,621,261	1,513,598	1,377,390

(Loss) gain on sale of properties	(18,938)	1,205	321,862
Gains and losses on equity securities, net	—	8,126	(25,660)
Interest and other income	8,950	15,536	15,929
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $103,437, $11,811 and $8,658, respectively)	(235,239)	(191,775)	(209,383)
Loss on modification or early extinguishment of debt	(324)	(2,468)	(30,043)
Loss before income taxes and equity in net earnings (losses) of investees	(371,385)	(272,666)	(21,119)
Income tax expense	(467)	(445)	(710)
Equity in net earnings (losses) of investees	1,597	(20,461)	6,055
Net loss	$(370,255)	$(293,572)	$(15,774)

Other comprehensive loss:
Equity in unrealized losses of an investee	(17)	—	—
Other comprehensive loss	(17)	—	—
Comprehensive loss	$(370,272)	$(293,572)	$(15,774)

Weighted average common shares outstanding (basic and diluted)	239,535	238,836	238,314

Per common share amounts (basic and diluted):
Net loss	$(1.55)	$(1.23)	$(0.07)
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2021:	238,994,894	$2,390	$4,615,475	$2,087,624	$—	$(4,043,099)	$2,662,390
Net loss	—	—	—	(15,774)	—	—	(15,774)
Distributions	—	—	—	—	—	(9,568)	(9,568)
Share grants	847,000	8	1,737	—	—	—	1,745
Share repurchases	(133,752)	(1)	(170)	—	—	—	(171)
Share forfeitures	(13,300)	—	(11)	—	—	—	(11)
Balance at December 31, 2022:	239,694,842	2,397	4,617,031	2,071,850	—	(4,052,667)	2,638,611
Net loss	—	—	—	(293,572)	—	—	(293,572)
Distributions	—	—	—	—	—	(9,595)	(9,595)
Share grants	960,000	9	1,841	—	—	—	1,850
Share repurchases	(184,344)	(1)	(392)	—	—	—	(393)
Share forfeitures	(46,600)	—	(10)	—	—	—	(10)
Balance at December 31, 2023:	240,423,898	2,405	4,618,470	1,778,278	—	(4,062,262)	2,336,891
Net loss	—	—	—	(370,255)	—	—	(370,255)
Equity in unrealized losses of an investee	—	—	—	—	(17)	—	(17)
Distributions	—	—	—	—	—	(9,627)	(9,627)
Share grants	1,141,026	12	2,743	—	—	—	2,755
Share repurchases	(268,221)	(4)	(900)	—	—	—	(904)
Share forfeitures	(25,000)	—	—	—	—	—	—
Balance at December 31, 2024:	241,271,703	$2,413	$4,620,313	$1,408,023	$(17)	$(4,071,889)	$1,958,843
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(370,255)	$(293,572)	$(15,774)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	284,957	284,083	239,280
Net amortization of debt premiums, discounts and issuance costs	103,437	11,811	8,658
Straight line rental income	(1,445)	1,095	(8,916)
Amortization of acquired real estate leases and other intangible assets, net	106	(242)	245
Loss on modification or early extinguishment of debt	324	2,468	30,043
Impairment of assets	70,734	18,380	—
Loss (gain) on sale of properties	18,938	(1,205)	(321,862)
Gains and losses on equity securities, net	—	(8,126)	25,660
Other non-cash adjustments, net	(1,025)	(1,932)	(2,038)
Unconsolidated joint venture distributions	1,231	5,100	8,769
Equity in net (earnings) losses of investees	(1,597)	20,461	(6,055)
Change in assets and liabilities:
Deferred leasing costs, net	(3,578)	(9,834)	(7,874)
Other assets	16,672	10,672	10,946
Accrued interest	245	(6,570)	(428)
Other liabilities	(6,521)	(22,106)	(1,007)
Net cash provided by (used in) operating activities	112,223	10,483	(40,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	—	(75,105)
Real estate improvements	(201,702)	(235,007)	(299,387)
Proceeds from sale of properties, net	34,167	18,356	822
Proceeds from sale of properties to joint venture, net	—	—	638,488
Proceeds from sale of interest in joint venture, net	—	—	108,424
Proceeds from insurance recoveries	1,698	534	14,466
Investment in AlerisLife Inc.	(15,459)	—	—
Proceeds from AlerisLife Inc. tender offer	—	14,006	—
Contributions to unconsolidated joint ventures	(5,723)	—	—
Net cash (used in) provided by investing activities	(187,019)	(202,111)	387,708

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes, net	—	750,001	—
Proceeds from mortgage notes payable	120,000	—	—
Repayments of borrowings on credit facility	—	(700,000)	(100,000)
Redemption of senior unsecured notes	(120,000)	(250,000)	(500,000)
Repayment of other debt	(3,218)	(17,049)	(39,067)
Loss on early extinguishment of debt settled in cash	—	(978)	(24,375)
Payment of debt issuance costs	(8,562)	(21,699)	(2,817)
Repurchase of common shares	(904)	(393)	(171)
Distributions to shareholders	(9,627)	(9,595)	(9,568)
Net cash used in financing activities	(22,311)	(249,713)	(675,998)

Decrease in cash and cash equivalents and restricted cash	(97,107)	(441,341)	(328,643)
Cash and cash equivalents and restricted cash at beginning of period	246,961	688,302	1,016,945
Cash and cash equivalents and restricted cash at end of period	$149,854	$246,961	$688,302
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$131,557	$186,534	$201,153
Income taxes paid	$484	$677	$935

NON-CASH INVESTING ACTIVITIES:
Decrease in real estate, net resulting from the deconsolidation of investments that were previously consolidated	$—	$—	$(355,669)
Real estate improvements accrued, not paid	$23,890	$38,777	$32,064
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our consolidated balance sheets to the amount shown in our consolidated statements of cash flows:

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$144,584	$245,939	$658,065
Restricted cash (1)	5,270	1,022	30,237
Total cash and cash equivalents and restricted cash shown in our consolidated statements of cash flows	$149,854	$246,961	$688,302
(1) Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties. As of December 31, 2022, restricted cash consisted of proceeds from the sale of assets and proceeds from the sale of joint venture interests held as collateral pursuant to the agreement governing our former credit facility, or our credit agreement. In December 2023, we repaid all $450,000 outstanding under such secured credit facility with Wells Fargo Bank, National Association, as administrative agent and a lender, and a syndicate of other lenders, and then terminated our credit agreement in accordance with its terms and without penalty. As such, we are no longer required to hold any proceeds from the sale of properties as restricted cash.
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 1. Business
Diversified Healthcare Trust is a real estate investment trust, or REIT, organized under Maryland law, which owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of December 31, 2024, we owned 367 properties located in 36 states and Washington, D.C.
As of December 31, 2024, our owned properties include: 98 medical office and life science properties with approximately 8.0 million rentable square feet; 259 senior living communities, including independent living (including active adult), assisted living, memory care and skilled nursing facilities, or SNFs, with approximately 27,000 living units; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities.
As of December 31, 2024, we also owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet.
Note 2. Summary of Significant Accounting Policies
BASIS OF PRESENTATION.  Our consolidated financial statements include the accounts of Diversified Healthcare Trust, we, us or our, and our subsidiaries, all of which are 100% owned directly or indirectly by us as of December 31, 2024. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
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
We amortize capitalized above market lease values (included in acquired real estate leases and other intangible assets, net in our consolidated balance sheets) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (included in other liabilities in our consolidated balance sheets) as an increase to rental income over the non-cancelable periods of the respective leases. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to depreciation and amortization expense over the remaining non-cancelable periods of the respective leases and during the years ended December 31, 2024, 2023 and 2022, such amortization totaled $7,367, $10,996 and $11,524, respectively. If a lease is terminated prior to its stated expiration, we fully amortize the unamortized amount relating to that lease at that time.

As of December 31, 2024 and 2023, our acquired real estate leases and assumed real estate lease obligations, excluding properties held for sale, if any, were as follows:

	December 31,
	2024	2023
Acquired real estate leases:
Capitalized above market lease values	$2,846	$3,804
Less: accumulated amortization	(2,324)	(3,001)
Capitalized above market lease values, net	522	803

Lease origination value	66,731	88,569
Less: accumulated amortization	(40,953)	(55,424)
Lease origination value, net	25,778	33,145
Acquired real estate leases and other intangible assets, net	$26,300	$33,948

Assumed real estate lease obligations:
Capitalized below market lease values	$1,600	$2,340
Less: accumulated amortization	(1,305)	(1,872)
Assumed real estate lease obligations, net	$295	$468

As of December 31, 2024, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 4.9 years, 7.2 years and 3.3 years, respectively. Future amortization of net acquired real estate lease assets and obligations to be recognized over the current terms of the associated leases as of December 31, 2024 is estimated to be $5,008 in 2025, $4,410 in 2026, $3,532 in 2027, $2,578 in 2028, $2,422 in 2029 and $8,055 thereafter.
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
EQUITY METHOD INVESTMENTS.  As of December 31, 2024, we owned a 10% equity interest in an unconsolidated joint venture that owns a life science property located in Boston, Massachusetts, or the Seaport JV, and a 20% equity interest in an unconsolidated joint venture for 10 medical office and life science properties, or the LSMD JV. The properties owned by the Seaport JV and LSMD JV are encumbered by an aggregate $620,000 and $456,625 of mortgage debts, respectively. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting under the fair value option. See Notes 3 and 10 for more information regarding these joint ventures.
As of December 31, 2024, we owned approximately 34.0% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We do not control the activities that are most significant to AlerisLife and, as a result, we account for our non-controlling interest in AlerisLife using the equity method of accounting. See Notes 3 and 8 for more information regarding our investment in AlerisLife.
DEBT ISSUANCE COSTS.  Debt issuance costs include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. Debt issuance costs for our senior secured and unsecured notes and other secured debt totaled $68,067 and $67,475 at December 31, 2024 and 2023, respectively, and accumulated amortization of debt issuance costs totaled $32,307 and $22,065, respectively, and are presented in our consolidated balance sheet as a direct deduction from the associated debt liability. Future amortization of debt issuance costs to be recognized with respect to our loans as of December 31, 2024 is estimated to be $14,886 in 2025, $2,741 in 2026, $2,247 in 2027, $1,871 in 2028, $1,817 in 2029 and $12,198 thereafter.

DEFERRED LEASING COSTS.  Deferred leasing costs include capitalized brokerage costs and inducements associated with the successful negotiation of leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction in rental income, on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets, net in our consolidated balance sheets. Deferred leasing costs totaled $59,286 and $62,980 at December 31, 2024 and 2023, respectively, and accumulated amortization of deferred leasing costs totaled $22,377 and $19,985 at December 31, 2024 and 2023, respectively. At December 31, 2024, the remaining weighted average amortization period is approximately 7.8 years. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2024 are estimated to be $6,799 in 2025, $6,280 in 2026, $5,199 in 2027, $4,418 in 2028, $3,238 in 2029 and $10,975 thereafter.
FAIR VALUE OF FINANCIAL INSTRUMENTS.     We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by accounting principles generally accepted in the United States, or GAAP, which prioritizes observable inputs in active markets when measuring fair value. The three levels of inputs that may be used to measure fair value in order of priority are as follows:
Level 1—Inputs include quoted prices in active markets for identical assets or liabilities that we have the ability to access.
Level 2—Inputs include quoted prices in markets that are less active or inactive or for which all significant inputs are observable, either directly or indirectly.
Level 3—Inputs include unobservable prices and are supported by little or no market activity and are significant to the overall fair value measurement.
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
Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply the Accounting Standards, or ASC, Codification Topic 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our consolidated statements of comprehensive income (loss).
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
For the years ended December 31, 2024, 2023 and 2022, we recognized the rental income from our operating leases on a straight line basis over the term of each lease agreement. We recognized percentage rents when realizable and earned, which was generally during the fourth quarter of the year. For the years ended December 31, 2024, 2023 and 2022, percentage rents earned aggregated $3,435, $2,949 and $2,978, respectively.
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
As of December 31, 2024, we owned 232 senior living communities that are managed by third party managers for our account. We derive our revenues at these managed senior living communities primarily from services our managers provide to residents on our behalf and we record revenues when the services are provided. We use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act for our managed senior living communities.
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services established a Provider Relief Fund. Subsequently, the American Rescue Plan Act, or ARPA, was enacted. Retention and use of the funds received under the CARES Act and ARPA are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned. We recognize income from government grants on a systematic and rational basis over the period in which we recognize the related expenses or loss of revenues for which the grants are intended to compensate when there is reasonable assurance that we will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. During the years ended December 31, 2024, 2023 and 2022, we received $0, $1,581 and $605, respectively, in funds to be used to support the operations of our managed senior living communities. We have recognized $0, $1,581 and $4,327 as interest and other income in our consolidated statements of comprehensive income (loss) with respect to our senior housing operating portfolio, or SHOP, segment for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we have recognized all funds and no amount remained in other liabilities in our consolidated balance sheets.
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
The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of general and administrative expense.
USE OF ESTIMATES. Preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates. Significant estimates in the consolidated financial statements include purchase price allocations, useful lives of fixed assets and assessment of impairment of real estate and the related intangibles.
SEGMENT REPORTING.  As of December 31, 2024, we operate in, and report financial information for, the following two segments: our portfolio of medical office and life science properties, or our Medical Office and Life Science Portfolio, and SHOP. See Note 11 for further information regarding our reportable operating segments.

RECENT ACCOUNTING PRONOUNCEMENTS.
On December 14, 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance their annual income tax disclosures by requiring: (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 should be applied prospectively but entities have the option to apply it retrospectively to all prior periods presented in the consolidated financial statements. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We expect to include additional disclosures in the notes to our consolidated financial statements as a result of the implementation of ASU No. 2023-09; however, these changes are not expected to have a material effect on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses, or ASU No. 2024-03, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to consolidated financial statements for both interim and annual reporting periods. ASU 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2024-03 will have on our consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities, including those with a single reportable segment, to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the chief operating decision maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. We adopted the new standard effective December 31, 2024. As a result, we have included additional information related to the required disclosures in Note 11.
Note 3. Real Estate Investments
Acquisitions:
The table below represents the purchase price allocations (including net closing adjustments) of acquisitions for the years ended December 31, 2024, 2023 and 2022:

Date	State	Type of Property	Number of Properties	Square Feet	Cash Paid (1)	Land	Buildings and Improvements	Acquired Real Estate Leases
Acquisitions during the year ended December 31, 2024:
We did not acquire any properties during the year ended December 31, 2024.

Acquisitions during the year ended December 31, 2023:
We did not acquire any properties during the year ended December 31, 2023.

Acquisitions during the year ended December 31, 2022: (2)
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
During 2024, we recorded impairment charges of $70,734 to adjust the carrying value of six medical office and life science properties to their estimated fair value. We sold three of these medical office and life science properties in 2024. Three of these medical office and life science properties were classified as held for sale in our consolidated balance sheet as of December 31, 2024. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of comprehensive income (loss).
During 2023, we recorded impairment charges of $14,034 to adjust the carrying value of four medical office and life science properties to their estimated fair value. We sold three of these medical office and life science properties in 2023. One of these medical office properties was classified as held for sale in our consolidated balance sheet as of December 31, 2023. During 2023, we also recorded impairment charges of $4,346 to adjust the carrying values of two senior living communities to their aggregate estimated fair value. We sold one of these senior living communities in 2023. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of comprehensive income (loss).
Dispositions:
The table below represents the sale prices (excluding closing costs) of dispositions for the years ended December 31, 2024, 2023 and 2022. The sales of these properties do not represent significant dispositions, individually or in the aggregate, and we do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our consolidated statements of comprehensive income (loss).

Date of Sale	State	Type of Property	Number of Properties	Square Feet or Number of Units		Sales Price	Gain (Loss) on Sale
Dispositions during the year ended December 31, 2024:
March 2024	Arizona	Medical Office	1	126,084	sq. ft.	$3,600	$(5,874)
June 2024	Texas	Medical Office	1	94,137	sq. ft.	4,200	(13,213)
July 2024	Illinois and Minnesota	Medical Office	2	205,673	sq. ft.	21,275	111
November 2024	Kansas	Life Science	1	239,366	sq. ft.	6,600	38
			5			$35,675	$(18,938)

Dispositions during the year ended December 31, 2023:
February 2023	Pennsylvania and South Carolina	Senior Living	3	—	units (1)	$2,800	$293
October 2023	Pennsylvania	Medical Office	1	30,866	sq. ft.	1,800	15
October 2023	Tennessee	Senior Living	1	—	units (1)	2,830	627
October 2023	Maryland	Life Science	1	58,880	sq. ft.	6,200	(360)
November 2023	Virginia	Senior Living	1	—	units (1)	1,800	945
December 2023	South Carolina	Medical Office	1	115,108	sq. ft.	3,450	(1,255)
			8			$18,880	$265

Dispositions during the year ended December 31, 2022:
We did not dispose of any properties during the year ended December 31, 2022.
(1)These communities were closed prior to their respective dispositions.
During the year ended December 31, 2023, we recognized a gain of $940 related to the sales of skilled nursing bed licenses at certain of our senior living communities.
We classify all properties as held for sale in our consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the Codification. As of December 31, 2024, we had 32 properties classified as held for sale as follows:

Segment	Number of Properties	Real Estate Properties, Net
Medical Office and Life Science	7	$175,948
SHOP	6	47,535
All Other - triple net leased senior living communities	19	37,900
	32	$261,383
In January 2025, we sold three life science properties for a sales price of $159,025, excluding closing costs. As of December 31, 2024, these three properties were classified as held for sale. The net proceeds from the sale of these three properties will be used to partially redeem our outstanding senior secured notes due 2026. Additionally, in January and February 2025, we sold one life science property for a sales price of $16,800, excluding closing costs, and one senior living community for a sales price of $2,900, excluding closing costs, both of which were classified as held for sale as of December 31, 2024.
As of February 24, 2025, we had 26 properties under agreements or letters of intent to sell for an aggregate sales price of $219,580, excluding closing costs. The net proceeds from 19 of these properties, which have an expected aggregate sales price, excluding closing costs, of $142,100, will be used to partially redeem our outstanding senior secured notes due 2026, if the sales of such properties are completed. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties, and we may incur losses on any such sales as a result. As of December 31, 2024, all 26 of these properties were classified as held for sale.
Investments and Capital Expenditures:
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented:

	For the Year Ended December 31,
	2024	2023	2022
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	$21,289	$38,070	$25,227
Building improvements (2)	6,002	12,984	11,955
Recurring capital expenditures - Medical Office and Life Science Portfolio	27,291	51,054	37,182
SHOP fixed assets and capital improvements	93,043	100,981	109,529
Wellness centers lease related costs (1)	20,618	9,721	—
Total recurring capital expenditures	$140,952	$161,756	$146,711

Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	$3,012	$9,244	$48,390
Development, redevelopment and other activities - SHOP (3)	46,558	82,207	118,601
Total development, redevelopment and other activities	$49,570	$91,451	$166,991

Capital expenditures by segment:
Medical Office and Life Science Portfolio	$30,303	$60,298	$85,572
SHOP	139,601	183,188	228,130
All Other - wellness centers	20,618	9,721	—
Total capital expenditures	$190,522	$253,207	$313,702
(1)Includes capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space and other leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes capital expenditures to replace obsolete building components that extend the useful life of existing assets or other improvements to increase the marketability of the property.
(3)Includes capital expenditures that reposition a property or result in new sources of revenue.

Other:
In September 2022, certain of our managed senior living communities located in Florida experienced hurricane related damage. We carry comprehensive property, casualty, flood and business interruption insurances that we anticipate will cover our losses at these senior living communities, subject to a deductible. During the year ended December 31, 2022, we incurred total losses of $11,253 related to the property damage sustained and deductible incurred. For the year ended December 31, 2022, we recognized a loss of $7,635 for the involuntary conversion of nonmonetary assets and wrote off a portion of the net book value of the damaged assets and included this amount in our consolidated statements of comprehensive income (loss). During the year ended December 31, 2022, we received $14,466 in cash from our insurance provider, and as such, we have recovered the total losses of $11,253 incurred during the year ended December 31, 2022. The loss of $7,635 for the involuntary conversion of nonmonetary assets, recovery of those $7,635 in losses and the deductible of $3,618 are included in property operating expenses in our consolidated statements of comprehensive income (loss). We received $1,698, $534 and $3,213 in cash in excess of our losses during the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are included in other liabilities in our consolidated balance sheets.
Equity Method Investments in Unconsolidated Joint Ventures:
As of December 31, 2024, we had equity investments in unconsolidated joint ventures as follows:

Equity Method Investments in Joint Venture	DHC Ownership	DHC Carrying Value of Investment at December 31, 2024	Number of Properties	State	Square Feet
Seaport Innovation LLC	10%	$81,949	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	44,910	10	CA, MA, NY, TX, WA	1,068,763
		$126,859	11		2,203,242
The following table provides a summary of the mortgage debts of these joint ventures as of December 31, 2024:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2)(3)	3.53%	11/6/2028	$620,000
Mortgage Notes Payable (secured by nine properties in five states) (4)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (4)(5)	6.38%	2/9/2025	266,825
Weighted Average / Total	4.22%		$1,076,625
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
(5)The joint venture has exercised its option to extend the maturity date of this mortgage loan by one year to February 9, 2026, and this mortgage loan requires interest to be paid at an annual rate of the one month term secured overnight financing rate, or SOFR, plus a premium of 1.90%. This joint venture has also purchased an interest rate cap through February 2026 with a SOFR strike rate equal to 5.74%. The maturity date of this mortgage loan is subject to one remaining one-year extension option.

We account for the Seaport JV using the equity method of accounting under the fair value option. In June 2022, we sold a 10% equity interest from our then remaining 20% equity interest in the Seaport JV to an existing joint venture investor for $108,000, before closing costs and other adjustments. We received net proceeds of $108,424 from this transaction, which included working capital prorations and formation costs. We recognized a net loss on sale of $1,428 related to this transaction during the year ended December 31, 2022, which is included in (loss) gain on sale of properties in our consolidated statements of comprehensive income (loss). After giving effect to this sale, we continue to own a 10% equity interest in this joint venture. Our initial investment amount was based on a property valuation of $1,700,000, less $620,000 of existing mortgage debts on the property that this joint venture assumed.
In January 2022, we entered into the LSMD JV with two unrelated third party institutional investors. We sold equity interests in this joint venture to those investors for aggregate proceeds, before closing costs and other adjustments, of approximately $653,300. We deconsolidated the net assets of these properties effective as of the date of the sale and recognized a net gain on sale of $322,468 related to this transaction during the year ended December 31, 2022, which is included in (loss) gain on sale of properties in our consolidated statements of comprehensive income (loss). The equity interests that the investors acquired from us equaled 41% and 39%, respectively, of the total equity interests in the joint venture, and we retained a 20%

equity interest in the joint venture. Following the sale, we account for this joint venture using the equity method of accounting under the fair value option. The initial investment amounts were based upon a property valuation of approximately $702,500, less approximately $456,600 of secured debt on the properties incurred by this joint venture.
We recognized changes in the fair value of our investments in our unconsolidated joint ventures of $(7,550), $(20,461) and $6,055 during the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are included in equity in net earnings (losses) of investees in our consolidated statements of comprehensive income (loss). See Note 10 for more information regarding the valuation of our investment in these joint ventures.
Equity Method Investment in AlerisLife:
As of December 31, 2024, we owned approximately 34.0% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We do not control the activities that are most significant to AlerisLife and, as a result, we account for our non-controlling interest in AlerisLife using the equity method of accounting.
As of December 31, 2024, our investment in AlerisLife had a carrying value of $24,590. The cost basis of our investment in AlerisLife exceeded our proportionate share of AlerisLife's total stockholders' equity book value on the date of acquisition of our initial interest in AlerisLife, which was February 16, 2024, by an aggregate of $29,500. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 21 years, the weighted average remaining useful life of the real estate assets owned by AlerisLife and the intangible contract asset with us as of the date of acquisition. We recorded amortization of the basis difference of $1,228 for the year ended December 31, 2024. We recognized income of $7,919 related to our investment in AlerisLife for the year ended December 31, 2024. These amounts are included in equity in net earnings (losses) of investees in our consolidated statements of comprehensive income (loss). See Notes 2 and 8 for more information regarding our investment in AlerisLife.
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
We increased rental income to record revenue on a straight line basis by $1,445 and $8,916 for the years ended December 31, 2024 and 2022, respectively. We decreased rental income to record revenue on a straight line basis by $1,095 for the year ended December 31, 2023. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $69,814 and $75,306 of straight line rent receivables at December 31, 2024 and 2023, respectively, and are included in other assets, net in our consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $48,873, $51,367 and $47,669 for the years ended December 31, 2024, 2023 and 2022, respectively, of which tenant reimbursements totaled $45,255, $48,215 and $44,470, respectively.

The following table presents our operating lease maturity analysis, excluding lease payments from properties classified as held for sale, if any, as of December 31, 2024:

Year	Amount
2025	$170,570
2026	165,463
2027	145,436
2028	124,635
2029	107,135
Thereafter	455,731
Total	$1,168,970
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognize a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $20,025 and $20,411, respectively, as of December 31, 2024, and $23,366 and $23,748, respectively, as of December 31, 2023. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our consolidated balance sheets.
Note 5. Shareholders' Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, as amended, or the 2012 Plan. During the years ended December 31, 2024, 2023 and 2022, we awarded to our officers and certain other employees of The RMR Group LLC, or RMR, and certain employees of AlerisLife annual share awards of 881,767, 800,000 and 707,000 of our common shares, respectively, valued at $2,954, $1,864 and $919, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we also awarded each of our then Trustees 37,037 common shares with an aggregate value of $630 ($90 per Trustee), 20,000 common shares with an aggregate value of $244 ($35 per Trustee) and 20,000 common shares with an aggregate value of $300 ($43 per Trustee) in 2024, 2023 and 2022, respectively. Also in September 2023, in connection with the election of one of our Trustees, we awarded 20,000 of our common shares to this Trustee with a value of $45. The values or numbers, as applicable, of the share awards were based upon the closing price of our common shares trading on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR and certain employees of AlerisLife vest in five equal annual installments beginning on the date of award. We recognize share forfeitures as they occur and include the value of awarded shares in general and administrative expenses in our consolidated statements of comprehensive income (loss) ratably over the vesting period. At December 31, 2024, 1,090,392 of our common shares remain available for issuance under the 2012 Plan.

A summary of shares awarded, forfeited, vested and unvested under the terms of the 2012 Plan from January 1, 2022 to December 31, 2024 is as follows:

	Number of Shares	Weighted Average Award Date Fair Value
Unvested shares at December 31, 2021	845,620	$4.07
Shares awarded in 2022	847,000	$1.44
Shares vested / forfeited in 2022	(576,620)	$3.24
Unvested shares at December 31, 2022	1,116,000	$2.50
Shares awarded in 2023	960,000	$2.24
Shares vested / forfeited in 2023	(847,800)	$2.53
Unvested shares at December 31, 2023	1,228,200	$2.28
Shares awarded in 2024	1,141,026	$3.14
Shares vested / forfeited in 2024	(1,049,225)	$2.54
Unvested shares at December 31, 2024	1,320,001	$2.80
The 1,320,001 unvested shares as of December 31, 2024 are scheduled to vest as follows:

Unvested Shares
2025	461,850
2026	384,657
2027	297,450
2028	176,044
Total	1,320,001
As of December 31, 2024, the estimated future compensation for the unvested shares was $3,323 based on the adjusted award date fair value of these shares. At December 31, 2024, the weighted average period over which the compensation expense will be recorded is approximately 1.9 years.
During the years ended December 31, 2024, 2023 and 2022, we recorded share based compensation expense of $2,747, $1,840 and $1,733, respectively.
During the years ended December 31, 2024, 2023 and 2022, we purchased an aggregate of 268,221, 184,344 and 133,752 of our common shares, respectively, from certain of our Trustees and officers and certain other current and former officers and employees of RMR and certain employees of AlerisLife, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
A summary of cash distributions paid to common shareholders, for federal income tax purposes, are as follows for the periods presented:

	Annual Per		Characterization of Distribution
	Share	Total	Ordinary	Capital	Return of
Year	Distribution	Distribution	Income	Gain	Capital
2024	$0.04	$9,627	—%	—%	100.0%
2023	$0.04	$9,595	—%	—%	100.0%
2022	$0.04	$9,568	—%	14.0%	86.0%
On January 16, 2025, we declared a quarterly distribution to common shareholders of record on January 27, 2025 of $0.01 per share, or approximately $2,413. We paid this distribution on February 20, 2025 using cash on hand.

Note 6. Senior Living Community Management Agreements
Our managed senior living communities are operated by third parties pursuant to management agreements. Five Star Senior Living, or Five Star, which is an operating division of AlerisLife, manages 118 of our SHOP communities, and we lease nearly all of our senior living communities managed by third party managers, to our TRSs.
Management Arrangements with Five Star. We and Five Star are parties to an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that Five Star manages for us. Pursuant to an amended and restated guaranty agreement, AlerisLife guarantees the payment and performance of each of its applicable subsidiary’s obligations under the applicable management agreements.
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
In 2021, we completed the transition of 107 of the 108 senior living communities, containing 7,340 living units, from Five Star to other third party managers. In January 2025, we sold a closed senior living community that had previously been managed by Five Star. We recorded $2,096 of costs that we incurred related to retention and other transition costs for the year ended December 31, 2022 to acquisition and certain other transaction related costs in our consolidated statements of comprehensive income (loss).
Our Senior Living Communities Managed by Five Star. Five Star managed 118, 119 and 119 of our senior living communities as of December 31, 2024, 2023 and 2022, respectively. We lease our senior living communities that are managed by Five Star to our TRSs, and Five Star manages these communities pursuant to the Master Management Agreement. Effective October 31, 2022, Five Star ceased managing an active adult community we own located in Plano, TX, and RMR assumed management of that community pursuant to our property management agreement with RMR. We paid Five Star a termination fee of $350 in connection with the termination of Five Star's management of this community.
We incurred management fees payable to Five Star of $42,474, $40,119 and $37,037 for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, $40,212, $37,436 and $33,737, respectively, of the total management fees were expensed to property operating expenses in our consolidated statements of comprehensive income (loss) and $2,262, $2,683 and $3,300, respectively, were capitalized in our consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
Prior to the sale of their Ageility business to Fox Rehabilitation on June 17, 2024, Five Star also provided certain other services to residents at some of the senior living communities it manages for us, such as rehabilitation services. At senior living communities Five Star manages for us where Five Star provided rehabilitation services on an outpatient basis, the residents, third party payers or government programs paid Five Star for those rehabilitation services. At senior living communities Five Star manages for us where Five Star provided both inpatient and outpatient rehabilitation services, we generally paid Five Star for those rehabilitation services and charges for these services were included in amounts charged to residents, third party payers or government programs. During 2023, Five Star closed all inpatient clinics and as such we do not expect to incur these fees to Five Star in the future. We incurred fees of $0, $1,213 and $6,289 for the years ended December 31, 2024, 2023 and 2022, respectively, with respect to rehabilitation services Five Star provided at our senior living communities that are payable by us. These amounts are included in property operating expenses in our consolidated statements of comprehensive income (loss).
Since January 1, 2022, we sold certain senior living communities that were then managed by Five Star. We and Five Star terminated our management agreements for these senior living communities in connection with these sales. See Note 3 for further information regarding these sales.
We lease space to Five Star at certain of our senior living communities, which, prior to June 17, 2024, Five Star used to provide certain outpatient rehabilitation and wellness services through the Ageility branded business. Beginning on June 17, 2024, Five Star subleases this space to a subsidiary of Fox Rehabilitation, which acquired the Ageility branded business from AlerisLife on that date.
Our Senior Living Communities Managed by Other Third Party Managers. As of December 31, 2024, 2023 and 2022, respectively, our other third party managers managed 114, 113 and 111 of our senior living communities. The terms of the management agreements with the other third party managers are generally as follows: the other third party managers will receive a management fee equal to 5% to 6% of the gross revenues realized at the applicable senior living communities plus reimbursement for direct costs and expenses related to such communities. These agreements generally also provide for the other third party managers to earn a minimum base fee for a portion of the term of the agreement. Additionally, the other third party managers have the ability to earn incentive fees equal to 15% to 25% of the amount by which EBITDA of the applicable communities exceeds the target EBITDA for the applicable communities. The other third party managers can also earn a construction supervision fee ranging between 3% and 5% of construction costs.
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
In March 2024, we terminated our management agreement with one of our third party managers which managed 13 of our communities located in Wisconsin and Illinois and transitioned these communities to another third party manager with which we have an existing relationship. The terms of the management agreement for these communities are generally consistent with the terms of the existing management agreements with our other third party managers. We paid transition costs, including termination and other fees, of $2,228 related to the transition of these communities for the year ended December 31, 2024.
We incurred management fees payable to our other third party managers of $23,283, $21,863 and $20,739 for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, we incurred incentive fees to certain of our other third party operators of $241 during the year ended December 31, 2024. These amounts are included in property operating expenses in our consolidated statements of comprehensive income (loss).
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Year Ended December 31,
Revenue from contracts with customers:	2024	2023	2022
Basic housing and support services	$972,307	$915,528	$806,500
Medicare and Medicaid programs	100,341	89,613	82,106
Private pay and other third party payer SNF services	171,741	146,767	134,220
Total residents fees and services	$1,244,389	$1,151,908	$1,022,826
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
•Incentive Management Fee. The incentive management fee which may be earned by RMR for an annual period is calculated as follows:
•An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12.0% of the product of:
◦our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and
◦the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. The MSCI U.S. REIT/Health Care REIT Index is the applicable benchmark index.
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
◦Incentive management fees we paid to RMR for any period may be subject to “clawback” if our consolidated financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated consolidated financial statements.
We did not incur any incentive management fee pursuant to our business management agreement for the years ended December 31, 2024, 2023 or 2022.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR by us for each applicable period are equal to 5.0% of construction costs. Pursuant to our property management agreement with RMR, RMR provides oversight of any major capital projects and repositionings at our senior living communities, including our senior living communities which Five Star is continuing to manage, and RMR receives the same fee previously paid to Five Star for such services, which is equal to 3.0% of the cost of any such major capital project or repositioning.
•Expense Reimbursement. We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR.
•Term. Our management agreements with RMR have terms that end on December 31, 2044, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
•Termination Rights. We have the right to terminate one or both of our management agreements with RMR: (i) at any time on 60 days' written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR, as defined therein. RMR has the right to terminate the management agreements for good reason, as defined therein.
•Termination Fee. If we terminate one or both of our management agreements with RMR for convenience, or if RMR terminates one or both of our management agreements for good reason, we have agreed to pay RMR a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR for a performance reason, we have agreed to pay RMR the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR for cause or as a result of a change of control of RMR.

•Transition Services. RMR has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.
•Vendors. Pursuant to our management agreements with RMR, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR or its subsidiaries provide management services for the purpose of obtaining more favorable terms from such vendors and suppliers.
•Investment Opportunities. Under our business management agreement with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR.
For the years ended December 31, 2024, 2023 and 2022, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our consolidated financial statements were as follows:

	Financial Statement Line Item	Year Ended December 31,
		2024	2023	2022
Pursuant to business management agreement:
Business management fees	General and administrative expenses (1)	$16,468	$13,965	$16,646

Pursuant to property management agreement (2):
Property management fees	Property operating expenses	$5,683	$5,686	$5,657
Construction supervision fees	Building and improvements (3)	2,005	3,200	4,672
		$7,688	$8,886	$10,329

Expense Reimbursement:
Property level expenses	General and administrative expenses	$304	$288	$243
Property level expenses	Property operating expenses	14,719	14,299	12,658
		$15,023	$14,587	$12,901
(1)The net business management fees we recognized for the years ended December 31, 2024, 2023 and 2022 reflect a reduction of $2,974 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
(2)The net property management and construction supervision fees we recognized for the years ended December 31, 2024, 2023 and 2022 reflect a reduction of $797 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 8.
(3)Amounts capitalized as building improvements are depreciated over the estimated useful lives of the related capital assets.
In January 2025, in connection with a $100,000 credit agreement and related security agreement entered into by RMR and certain of its subsidiaries with Citibank, N.A., or Citibank, and the other lenders party thereto, we consented to the pledge and assignment of RMR’s interest in our management agreements under the security agreement. Pursuant to the consent, we agreed, among other things, that upon notice that an event of default under the RMR credit agreement has occurred and is continuing, we will continue to make all payments under our management agreements in accordance with the instructions of Citibank, and that if there is an event of default by RMR under our management agreements that would allow us to terminate or suspend our obligations, we will not terminate or suspend without notice to Citibank and provide Citibank 30 days to cure the default on RMR’s behalf. The consent was approved by our Independent Trustees.
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
Note 8. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star), and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and, until the acquisition of AlerisLife by ABP Trust on March 20, 2023, the chair of the board of directors and a managing director of AlerisLife, and currently the sole director of AlerisLife. Christopher J. Bilotto, our other Managing Trustee and President and Chief Executive Officer, and Matthew C. Brown, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Jennifer B. Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR, an officer of ABP Trust and secretary of AlerisLife and, until March 20, 2023, a managing director of AlerisLife. Jeffrey C. Leer, the president and chief executive officer of AlerisLife, is an executive officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as the chair of the board and as a managing trustee of these companies. Other officers of RMR, including Ms. Clark and certain of our officers, serve as managing trustees, or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. As of December 31, 2024, ABP Trust and Adam D. Portnoy owned 9.8% of our outstanding common shares.
AlerisLife. Until March 20, 2023, we were AlerisLife's largest stockholder, owning approximately 31.9% of AlerisLife's outstanding common shares, and ABP Acquisition LLC, or ABP Acquisition, a subsidiary of ABP Trust, together with ABP Trust, owned approximately 6.1% of AlerisLife's outstanding common shares. Five Star is an operating division of AlerisLife. Five Star manages certain of the senior living communities we own pursuant to the Master Management Agreement. RMR provides management services to both us and AlerisLife. AlerisLife participates in our property insurance program for the senior living communities AlerisLife owns. The premiums AlerisLife pays for this coverage are allocated pursuant to a formula based on the profiles of the properties included in the program. See Note 6 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star) and Note 2 for further information regarding our investment in AlerisLife.
On February 2, 2023, AlerisLife entered into an Agreement and Plan of Merger, or the ALR Merger Agreement, with certain subsidiaries of ABP Trust, pursuant to which ABP Trust acquired all of the publicly held outstanding AlerisLife common shares at a price of $1.31 per share, or the Tender Offer Price, by tender offer.
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
On February 16, 2024, we exercised this purchase right and acquired, together with our applicable TRS, approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the Tender Offer Price, for a total purchase price of $15,459, including transaction related costs, and we, our applicable TRS, ABP Trust and AlerisLife entered into a stockholders agreement. Following this acquisition, ABP Trust owns the remaining approximate 66.0% of AlerisLife.
In connection with AlerisLife's sale of its Ageility branded business to a subsidiary of Fox Rehabilitation on June 17, 2024, we approved Five Star's sublease to a subsidiary of Fox Rehabilitation of space at certain of our senior living communities, which is used to provide certain outpatient rehabilitation and wellness services.
On February 14, 2025, AlerisLife paid an aggregate cash dividend of $50,000 to its stockholders. Our pro rata share of this cash dividend was $17,000.
See Note 6 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star) and Note 2 for further information regarding our investment in AlerisLife.

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
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $4,056 as of December 31, 2024 and are included in other assets, net, in our consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 7 for further information regarding those management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR's property management offices. We recognized rental income from RMR for leased office space of $460, $196 and $303 for the years ended December 31, 2024, 2023 and 2022, respectively. Our office space leases with RMR are terminable by RMR if our management agreements with RMR are terminated.
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
Note 9. Indebtedness
At December 31, 2024 and 2023, our outstanding indebtedness consisted of the following:
Senior Unsecured Notes:

			Principal Balance as of December 31,

	Coupon Rate	Maturity	2024	2023
Senior unsecured notes (1)	9.750%	June 2025	$380,000	$500,000
Senior unsecured notes	4.750%	February 2028	500,000	500,000
Senior unsecured notes (1)	4.375%	March 2031	500,000	500,000
Senior unsecured notes	5.625%	August 2042	350,000	350,000
Senior unsecured notes	6.250%	February 2046	250,000	250,000
Total			1,980,000	2,100,000
Unamortized discount			(2,639)	(3,483)
Unamortized debt issuance costs			(20,042)	(23,899)
Senior unsecured notes, net			$1,957,319	$2,072,618
(1)These notes are fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes.

Secured and Other Debt:

	Number of Properties Secured By		Principal Balance as of December 31, (1)				Net Book Value of Collateral as of December 31,

	At December 31, 2024	At December 31, 2023	2024	2023	Interest Rate	Maturity	2024	2023
Senior secured notes (2)(3)(4)	95	95	$940,534	$940,534	0.00%	January 2026	$1,064,171	$1,075,889
Mortgage note	8	—	120,000	—	6.86%	June 2034	191,186	—
Mortgage note	1	1	7,464	9,109	6.44%	July 2043	13,097	13,589
Finance Leases	2	2	2,338	3,911	7.70%	April 2026	21,606	22,765
Total	106	98	1,070,336	953,554			$1,290,060	$1,112,243
Unamortized discount (3)			(101,035)	(187,813)
Unamortized debt issuance costs			(15,716)	(21,510)
Total secured and other debt, net			$953,585	$744,231
(1)The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.
(2)These notes are fully and unconditionally guaranteed, on a joint, several and senior secured basis by certain of our subsidiaries that own 95 properties, or the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the Collateral Guarantors are secured by a first priority lien on and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. The guarantees provided by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries are effectively subordinated to all of the subsidiary guarantors' secured indebtedness to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes.
(3)These notes require no cash interest to accrue prior to maturity and will accrete at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value will equal the principal amount at maturity. The unamortized discount is related to these notes.
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

Until its repayment in full and termination on December 21, 2023, we had a $450,000 credit facility that was fully drawn. The weighted average annual interest rate for borrowings under our former credit facility was 7.9% and 4.5% for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2024, all $940,534 of our senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis by the Collateral Guarantors and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries, and all $380,000 of our 9.75% senior notes due 2025 and all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees (other than our senior secured notes and the guarantees provided by the Collateral Guarantors) are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees as of December 31, 2024. In January 2025, we sold three properties that secure these senior secured notes for a sales price of $159,025, excluding closing costs. As of February 24, 2025, we are under agreements to sell 19 additional properties that secure these senior secured notes for an expected aggregate sales price of $142,100, excluding closing costs. The net proceeds from these sales will be used to partially redeem these senior secured notes due 2026.
Our senior secured notes due 2026 and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. No cash interest will accrue on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value will equal the principal amount at maturity. During the years ended December 31, 2024 and 2023, we recognized discount accretion of $86,778 and $2,720, respectively, for our senior secured notes due 2026 in interest expense in our consolidated statements of comprehensive income (loss).

We have a significant number of unencumbered properties in our SHOP segment. As of December 31, 2024, our unencumbered gross book value of real estate assets was $5,016,878. As of February 21, 2025, we have executed term sheets with various lenders for proceeds of approximately $276,000, and are in active negotiations with an additional lender for expected proceeds of $64,000, for loans that will be secured by certain of our unencumbered SHOP communities. We believe that with $144,584 of cash and cash equivalents as of December 31, 2024, the above referenced loan proceeds and proceeds from sales of certain unencumbered properties, we will satisfy the $380,000 outstanding principal amount of 9.75% senior unsecured notes due in June 2025, which is our next significant debt maturity.
The table below represents our indebtedness repayments, excluding scheduled payments on amortizing debt, for the years ended December 31, 2024, 2023 and 2022:

Date	Debt Instrument	Secured Property Count	Interest Rate	Original Maturity Date	Outstanding Principal Balance	Repayment Amount	Remaining Principal Balance	Loss (gain) on Modification or Early Extinguishment of Debt

Repayments during the year ended December 31, 2024:
November 2024	Senior unsecured notes	—	9.75%	June 2025	$440,000	$60,000	$380,000	$115
June 2024	Senior unsecured notes	—	9.75%	June 2025	$500,000	60,000	$440,000	209
Total						$120,000		$324

Repayments during the year ended December 31, 2023:
December 2023	Senior unsecured notes	—	4.75%	May 2024	$250,000	$250,000	$—	$1,079
December 2023	Secured credit facility (1)	62	8.36%	January 2024	$450,000	450,000	$—	314
April 2023	Mortgage note	1	6.64%	June 2023	$14,565	14,565	$—	—
February 2023	Secured credit facility (1)	61	7.05%	January 2024	$586,373	136,373	$450,000	1,075
January 2023	Secured credit facility (1)	61	6.88%	January 2024	$700,000	113,627	$586,373	—
Total						$964,565		$2,468

Repayments during the year ended December 31, 2022:
October 2022	Mortgage note	1	4.85%	October 2022	$10,287	$10,287	$—	$—
July 2022	Mortgage note	2	5.75%	October 2022	$15,273	15,273	$—	—
June 2022	Senior unsecured notes	—	9.75%	June 2025	$1,000,000	500,000	$500,000	29,576
April 2022	Mortgage note	1	6.28%	July 2022	$10,934	10,934	$—	(16)
February 2022	Secured credit facility (1)	61	2.85%	January 2024	$800,000	100,000	$700,000	483
Total						$636,494		$30,043
(1)The interest rate presented for the secured credit facility reflects the interest rate at the time repayment was made.

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
Interest on our senior unsecured notes are payable either semi-annually or quarterly in arrears; however, no principal repayments are due until maturity. No interest is payable on our senior secured notes with the full principal amount due at maturity. Our mortgage note due June 2034 requires monthly interest payments and no principal payment is due until maturity, and our mortgage note due July 2043 requires monthly principal and interest payments. Payments under our finance leases are due monthly. We include amortization of finance lease assets in depreciation and amortization expense.
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

Required principal payments on our outstanding debt as of December 31, 2024, were as follows:

Year	Principal Payment
2025	$381,940
2026 (1)	941,379
2027	245
2028	500,261
2029	278
Thereafter	1,226,233
Total	$3,050,336

(1)We have a one year extension option for the maturity date of our $940,534 senior secured notes.

Note 10. Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at December 31, 2024 and 2023, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of December 31, 2024		As of December 31, 2023
Description	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Recurring Fair Value Measurements Assets:
Investment in unconsolidated joint venture (Level 3) (1)	$81,949	$81,949	$85,699	$85,699
Investment in unconsolidated joint venture (Level 3) (2)	$44,910	$44,910	$44,217	$44,217
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (Level 2) (3)	$24,074	$24,074	$—	$—
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
(2)The 20% equity interest we own in the LSMD JV is included in investments in unconsolidated joint ventures in our consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are discount rates of between 6.25% and 7.75%, exit capitalization rates of between 5.00% and 7.00%, holding periods of 10 years and market rents. The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions. See Note 3 for further information regarding this joint venture.
(3)We have assets in our consolidated balance sheets that are measured at fair value on a non-recurring basis. During the year ended December 31, 2024, we recorded impairment charges of $29,016 to reduce the carrying value of two medical office and life science properties that are classified as held for sale to their estimated aggregate sales price, less estimated costs to sell, of $24,074 under agreements or letters of intent to sell that, as of December 31, 2024, we had entered into with third parties. See Note 3 for further information about impairment charges and the properties we have classified as held for sale.
In addition to the assets described in the table above, our financial instruments at December 31, 2024 and December 31, 2023 included cash and cash equivalents, restricted cash, certain other assets, senior unsecured notes, senior secured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our consolidated financial statements as of such dates, except as follows:

	As of December 31, 2024		As of December 31, 2023
Description	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes, 9.750% coupon rate, due 2025	$379,392	$379,970	$497,454	$490,750
Senior secured notes, zero coupon rate, due 2026	826,974	885,108	731,211	771,981
Senior unsecured notes, 4.750% coupon rate, due 2028	496,018	429,170	494,746	384,110
Senior unsecured notes, 4.375% coupon rate, due 2031	494,702	368,240	493,845	375,000
Senior unsecured notes, 5.625% coupon rate, due 2042	343,302	218,260	342,946	211,400
Senior unsecured notes, 6.250% coupon rate, due 2046	243,905	157,700	243,627	154,000
Secured debts and finance leases	126,611	126,001	13,020	12,284
	$2,910,904	$2,564,449	$2,816,849	$2,399,525
(1)Includes unamortized net premiums, discounts and debt issuance costs, if any.
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of December 31, 2024 and 2023. We estimated the fair values of our three issuances of senior unsecured notes due 2025, 2028 and 2031 and our issuance of senior secured notes due 2026 using an average of the bid and ask price on Nasdaq on or about December 31, 2024 and 2023 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 11. Segment Reporting
Our operating segments are based on our internal reporting structure and property type and are aligned with how our CODM reviews the operating results to allocate resources and assess segment performance. The CODM is our President and Chief Executive Officer. Our two reportable segments are Medical Office and Life Science Portfolio and SHOP. Our Medical Office and Life Science Portfolio segment primarily consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties primarily leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities on our behalf. The significant expense categories and amounts presented below align with the segment-level information that is regularly provided to our CODM. The CODM reviews operating and financial results, including net income (loss) and its components, to assess performance, allocate resources and guide strategic decisions. The accounting policies of our reportable segments are the same as those described in Note 2. The tables below present information about our segments.

	For the Year Ended December 31, 2024
	Medical Office and Life Science Portfolio	SHOP	Total
Revenues:
Rental income	$213,320	$—	$213,320
Residents fees and services	—	1,244,389	1,244,389
Total segment revenues	213,320	1,244,389	1,457,709

Reconciliation of revenue:
Other revenue (1)			37,718
Total revenues			1,495,427

Less:
Senior living labor and benefits	—	630,998	630,998
Dietary	—	85,620	85,620
Utilities	13,687	70,616	84,303
Real estate taxes	28,483	43,624	72,107
Insurance	3,000	41,066	44,066
Other operating expenses (2)	52,467	266,405	318,872
Interest expense	5,743	229	5,972
Depreciation and amortization	79,386	195,638	275,024
Other segment items (3)	97,222	—	97,222
Segment loss	(66,668)	(89,807)	(156,475)

Reconciliation of segment loss:
Other income (1)			27,209
General and administrative			(26,518)
Acquisition and certain other transaction related costs			(2,510)
Interest and other income			8,950
Interest expense			(229,267)
Loss on modification or early extinguishment of debt			(324)
Income tax expense			(467)
Equity in net earnings of an investee			9,147
Net loss			$(370,255)
(1)Revenue and net income from our triple net leased senior living communities and wellness centers that are leased to third party operators, which we do not consider to be sufficiently material to constitute a separate reportable segment.

(2)Other operating expenses for each reportable segment include expenses such as management fees, repairs and maintenance, cleaning and other costs incurred in connection with the operation of our properties.
(3)Other segment items for each reportable segment include impairment of assets, gain (loss) on sale of properties, gain (loss) on modification or early extinguishment of debt, equity in net earnings (losses) of investees and interest and other income, as applicable.

	For the Year Ended December 31, 2023
	Medical Office and Life Science Portfolio	SHOP	Total
Revenues:
Rental income	$220,530	$—	$220,530
Residents fees and services	—	1,151,908	1,151,908
Total segment revenues	220,530	1,151,908	1,372,438

Reconciliation of revenue:
Other revenue (1)			37,870
Total revenues			1,410,308

Less:
Senior living labor and benefits	—	603,711	603,711
Dietary	—	78,508	78,508
Utilities	13,918	69,280	83,198
Real estate taxes	29,445	44,476	73,921
Insurance	2,854	39,572	42,426
Other operating expenses (2)	51,747	239,544	291,291
Interest expense	449	551	1,000
Depreciation and amortization	98,205	175,926	274,131
Other segment items (3)	36,095	(40)	36,055
Segment loss	(12,183)	(99,620)	(111,803)

Reconciliation of segment loss:
Other income (1)			26,822
General and administrative			(26,131)
Acquisition and certain other transaction related costs			(10,853)
Gains on equity securities, net			8,126
Interest and other income			13,955
Interest expense			(190,775)
Loss on modification or early extinguishment of debt			(2,468)
Income tax expense			(445)
Net loss			$(293,572)
(1)Revenue and net income from our triple net leased senior living communities and wellness centers that are leased to third party operators, which we do not consider to be sufficiently material to constitute a separate reportable segment.
(2)Other operating expenses for each reportable segment include expenses such as management fees, repairs and maintenance, cleaning and other costs incurred in connection with the operation of our properties.
(3)Other segment items for each reportable segment include impairment of assets, gain (loss) on sale of properties, gain (loss) on modification or early extinguishment of debt, equity in net earnings (losses) of investees and interest and other income, as applicable.

	For the Year Ended December 31, 2022
	Medical Office and Life Science Portfolio	SHOP	Total
Revenues:
Rental income	$222,390	$—	$222,390
Residents fees and services	—	1,022,826	1,022,826
Total segment revenues	222,390	1,022,826	1,245,216

Reconciliation of revenue:
Other revenue (1)			38,350
Total revenues			1,283,566

Less:
Senior living labor and benefits	—	566,384	566,384
Dietary	—	69,455	69,455
Utilities	13,555	66,470	80,025
Real estate taxes	29,037	44,436	73,473
Insurance	2,514	36,718	39,232
Other operating expenses (2)	49,193	230,637	279,830
Interest expense	913	1,534	2,447
Depreciation and amortization	76,007	151,930	227,937
Other segment items (3)	(327,111)	(5,149)	(332,260)
Segment income (loss)	378,282	(139,589)	238,693

Reconciliation of segment income (loss):
Other income (1)			26,336
General and administrative			(26,435)
Acquisition and certain other transaction related costs			(2,605)
Losses on equity securities, net			(25,660)
Interest and other income			11,602
Interest expense			(206,936)
Loss on modification or early extinguishment of debt			(30,059)
Income tax expense			(710)
Net loss			$(15,774)
(1)Revenue and net income from our triple net leased senior living communities and wellness centers that are leased to third party operators, which we do not consider to be sufficiently material to constitute a separate reportable segment.
(2)Other operating expenses for each reportable segment include expenses such as management fees, repairs and maintenance, cleaning and other costs incurred in connection with the operation of our properties.
(3)Other segment items for each reportable segment include impairment of assets, gain (loss) on sale of properties, gain (loss) on modification or early extinguishment of debt, equity in net earnings (losses) of investees and interest and other income, as applicable.

	As of December 31,
	2024	2023	2022
Assets (1)
Medical Office and Life Science Portfolio	$1,688,034	$1,866,422	$1,967,244
SHOP	3,084,101	3,134,978	3,147,785
All Other	364,870	444,736	887,064
Total assets	$5,137,005	$5,446,136	$6,002,093
(1)See Note 3 for further information regarding additions to long-lived assets.

Note 12. Income Taxes
Our provision for income taxes consists of the following:

	For the Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$(168)	$—
State	467	613	710
	467	445	710
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax provision	$467	$445	$710
A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2024	2023	2022
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nontaxable income	(21.0)%	(21.0)%	(21.0)%
Federal excise tax	—%	0.1%	—%
State and local income taxes, net of federal tax benefit	(0.1)%	(0.2)%	(4.5)%
Effective tax rate	(0.1)%	(0.1)%	(4.5)%
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

	For the Year Ended December 31,
	2024	2023
Deferred tax assets:
Deferred income	$2,388	$1,849

Fair market value adjustment	(1,862)	—
Other	1,225	1,196
Tax loss carryforwards	102,940	83,707
	104,691	86,752
Valuation allowance	(104,691)	(86,752)
	—	—
Net deferred income taxes	$—	$—
Because of our TRSs' history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2024 and 2023. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss). As of December 31, 2024, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $393,715, which do not expire. As of December 31, 2024, we, excluding our subsidiaries, had net operating loss carry forwards for federal income tax purposes of approximately $615,645, which do not expire. In the normal course of business, income tax authorities in various income tax jurisdictions conduct routine audits of our income tax returns filed in prior years. Income tax years subsequent to 2020 may be open to examination in some of the income tax jurisdictions in which we operate.

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

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2024
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
2184 Parkway Lake Drive	Birmingham	AL	$—	$580	$5,980	$2,907	$—	$—	$580	$8,887	$9,467	$3,536	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	—	600	7,574	3,598	—	(206)	1,559	10,007	11,566	3,763	8/1/2008	2000
2021 Dahlke Drive NE	Cullman	AL	—	287	3,415	1,228	—	(301)	287	4,342	4,629	2,040	11/19/2004	1998
101 Tulip Lane	Dothan	AL	—	3,543	14,619	3,090	—	(996)	3,543	16,713	20,256	3,247	12/27/2017	2000
49 Hughes Road	Madison	AL	—	334	3,981	1,515	—	(304)	334	5,192	5,526	2,444	11/19/2004	1998
200 Terrace Lane	Priceville	AL	—	1,300	9,447	2,783	—	(599)	1,365	11,566	12,931	3,698	2/1/2012	2006
413 Cox Boulevard	Sheffield	AL	—	394	4,684	2,221	—	(294)	394	6,611	7,005	2,700	11/19/2004	1998
2435 Columbiana Road	Vestavia Hills	AL	—	843	23,472	5,138	—	(657)	902	27,894	28,796	7,971	7/12/2016	1991
4461 N Crossover Road	Fayetteville	AR	—	733	10,432	1,734	—	—	733	12,166	12,899	3,363	5/1/2015	2011
4210 S Caraway Road	Jonesboro	AR	—	653	9,515	1,272	—	—	653	10,787	11,440	2,969	5/1/2015	2008
672 Jones Road	Springdale	AR	—	572	9,364	2,483	—	(63)	572	11,784	12,356	3,324	5/1/2015	2007
13840 North Desert Harbor Drive	Peoria	AZ	—	2,687	15,843	13,473	—	(4,544)	2,693	24,766	27,459	12,462	1/11/2002	1990
11209 N. Tatum Boulevard	Phoenix	AZ	—	1,380	6,349	7,336	—	(1,376)	1,628	12,061	13,689	4,348	9/30/2011	1987
4121 East Cotton Center (5)	Phoenix	AZ	—	5,166	12,724	4,899	—	—	5,212	17,577	22,789	3,842	1/29/2015	2000
3850 North US Hwy 89	Prescott	AZ	—	2,017	17,513	9,740	—	(522)	2,017	26,731	28,748	6,464	2/1/2018	1986
6001 East Thomas Road	Scottsdale	AZ	—	941	8,807	6,957	—	(1,221)	946	14,538	15,484	8,918	9/1/2012	1990
7090 East Mescal Street	Scottsdale	AZ	—	2,315	13,650	34,244	—	(2,797)	2,349	45,063	47,412	14,347	1/11/2002	1984
17225 North Boswell Boulevard	Sun City	AZ	—	1,189	10,569	6,147	—	(979)	1,189	15,737	16,926	9,200	9/1/2012	1990
2500 North Rosemont Boulevard	Tucson	AZ	—	4,429	26,119	12,564	—	(3,498)	4,576	35,038	39,614	18,491	1/11/2002	1989
710 North Euclid	Anaheim	CA	—	2,850	6,964	2,988	(1,350)	(2,405)	2,518	6,529	9,047	1,600	7/9/2008	1992
5000 Marina Boulevard (5)	Brisbane	CA	—	7,957	13,430	814	—	—	7,976	14,225	22,201	2,783	11/14/2017	2000
5770 Armada Drive (5)	Carlsbad	CA	—	3,875	18,543	100	—	—	3,875	18,643	22,518	4,608	1/29/2015	1997
1350 South El Camino Real	Encinitas	CA	—	1,510	18,042	4,682	—	(130)	1,517	22,587	24,104	8,854	3/31/2008	1999
47071 Bayside Parkway (7)	Fremont	CA	40,653	15,774	45,249	9,656	—	—	15,774	54,905	70,679	4,664	7/27/2022	1991
47201 Lakeview Boulevard (5)	Fremont	CA	—	3,200	10,177	809	—	—	3,226	10,960	14,186	3,455	9/30/2011	1990
47211/47215 Lakeview Boulevard (5)	Fremont	CA	—	3,750	12,656	3,914	—	—	3,800	16,520	20,320	5,725	9/30/2011	1985
577 South Peach Street (5)	Fresno	CA	—	738	2,577	4,175	—	(211)	738	6,541	7,279	3,548	12/28/1990	1963
6075 North Marks Avenue	Fresno	CA	—	880	12,751	2,051	—	—	889	14,793	15,682	6,247	3/31/2008	1996
1319 Brookside Avenue	Redlands	CA	—	1,770	9,982	2,640	—	(59)	1,770	12,563	14,333	5,087	3/31/2008	1999
110 Sterling Court	Roseville	CA	—	1,620	10,262	3,476	—	(50)	1,620	13,688	15,308	5,453	3/31/2008	1998
16925 & 16916 Hierba Drive	San Diego	CA	—	9,142	53,904	36,438	—	(8,418)	9,180	81,886	91,066	38,091	1/11/2002	1987
3530 Deer Park Drive	Stockton	CA	—	670	14,419	3,410	—	—	682	17,817	18,499	7,206	3/31/2008	1999
877 East March Lane	Stockton	CA	—	1,176	11,171	8,858	—	(2,239)	1,411	17,555	18,966	8,466	9/30/2003	1988

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2024
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
28515 Westinghouse Place (5)	Valencia	CA	—	4,669	41,440	1,709	—	—	4,700	43,118	47,818	10,465	1/29/2015	2008
1866 San Miguel Drive	Walnut Creek	CA	—	2,010	9,290	7,287	—	(1,421)	3,417	13,749	17,166	4,775	12/1/2011	1996
1950 South Dayton Street	Aurora	CO	—	3,062	46,195	12,305	—	(568)	3,120	57,874	60,994	15,836	5/1/2015	1987
515 Fairview Avenue	Canon City	CO	—	292	6,228	4,508	(3,512)	(600)	299	6,617	6,916	3,385	9/26/1997	1970
110 West Van Buren Street	Colorado Springs	CO	—	245	5,236	5,669	(3,031)	(900)	245	6,974	7,219	3,398	9/26/1997	1972
3920 East San Miguel Street	Colorado Springs	CO	—	1,380	8,894	4,360	—	(1,040)	1,612	11,982	13,594	4,237	7/31/2012	1977
2050 South Main Street	Delta	CO	—	167	3,570	3,415	—	(415)	167	6,570	6,737	3,609	9/26/1997	1963
2501 Little Bookcliff Drive	Grand Junction	CO	—	204	3,875	4,216	—	(974)	207	7,114	7,321	4,241	12/30/1993	1968
2825 Patterson Road	Grand Junction	CO	—	173	2,583	5,037	—	(842)	173	6,778	6,951	4,093	12/30/1993	1978
1599 Ingalls Street	Lakewood	CO	—	232	3,766	8,741	—	(1,442)	232	11,065	11,297	5,862	12/28/1990	1972
5555 South Elati Street	Littleton	CO	—	185	5,043	7,459	—	(1,488)	191	11,008	11,199	6,453	12/28/1990	1965
9005 Grant Street (5)	Thornton	CO	—	961	10,867	1,203	—	—	1,269	11,762	13,031	3,793	12/28/2012	2001
7809 W. 38th Avenue (5)	Wheat Ridge	CO	—	470	3,373	86	—	—	475	3,454	3,929	1,271	4/1/2010	2004
1145 19th Street NW	Washington	DC	—	13,600	24,880	38,400	—	(1,580)	13,600	61,700	75,300	19,818	5/20/2009	1976
2141 K Street, NW	Washington	DC	—	13,700	8,400	7,350	—	(1,451)	13,700	14,299	27,999	5,100	12/22/2008	1966
4175 Ogletown Stanton Rd	Newark	DE	—	1,500	19,447	3,632	—	(159)	1,563	22,857	24,420	9,203	3/31/2008	1998
1912 Marsh Road	Wilmington	DE	—	4,365	25,739	10,857	—	(2,862)	4,431	33,668	38,099	17,660	1/11/2002	1988
22601 Camino Del Mar	Boca Raton	FL	—	3,200	46,800	15,886	—	(3,902)	3,204	58,780	61,984	18,278	12/15/2011	1990
1325 S Congress Avenue (7)	Boynton Beach	FL	6,122	1,620	5,341	2,818	—	(259)	1,628	7,892	9,520	2,661	7/27/2012	1985
1425 Congress Avenue	Boynton Beach	FL	—	2,390	14,768	5,953	—	(1,439)	2,390	19,282	21,672	6,565	8/9/2011	1994
8500 Royal Palm Boulevard	Coral Springs	FL	—	3,410	20,104	38,746	—	(4,861)	3,421	53,978	57,399	24,453	1/11/2002	1984
1208 South Military Trail	Deerfield Beach	FL	—	1,690	14,972	37,784	—	(6,574)	1,777	46,095	47,872	20,312	10/1/2012	1986
3001 DC Country Club Boulevard	Deerfield Beach	FL	—	3,196	18,848	27,894	—	(3,657)	3,222	43,059	46,281	19,801	1/11/2002	1990
12780 Kenwood Lane	Fort Myers	FL	—	369	2,174	5,522	—	(1,235)	859	5,971	6,830	2,533	1/11/2002	1990
2525 First Street	Fort Myers	FL	—	2,385	21,137	48,261	—	(15,115)	2,577	54,091	56,668	19,143	10/1/2012	1984
1825 Ridgewood Avenue	Holly Hill	FL	—	700	16,700	7,159	(2,636)	(8,998)	684	12,241	12,925	2,259	7/22/2011	1926/2006
2480 North Park Road	Hollywood	FL	—	4,500	40,500	30,690	—	(5,131)	4,556	66,003	70,559	21,257	12/15/2011	1986
8901 Tamiami Trail East	Naples	FL	—	3,200	2,898	16,413	—	(945)	3,200	18,366	21,566	7,803	8/31/2006	1984
12780 Waterford Lakes Parkway (5)	Orlando	FL	—	977	3,946	1,057	—	—	1,052	4,928	5,980	1,427	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	—	488	2,621	574	—	(81)	591	3,011	3,602	885	12/18/2013	2003
1825 N. Mills Avenue (5)	Orlando	FL	—	519	1,799	1,057	—	(117)	580	2,678	3,258	826	12/22/2008	1997
1911 N. Mills Avenue (5)	Orlando	FL	—	1,946	7,197	6,369	—	(538)	2,042	12,932	14,974	3,091	12/22/2008	1997
1925 N. Mills Avenue (5)	Orlando	FL	—	135	532	454	—	(107)	199	815	1,014	263	12/22/2008	1997

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2024
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
250 N. Alafaya Trail (5)	Orlando	FL	—	967	4,362	479	—	—	967	4,841	5,808	1,467	12/18/2013	1999
45 Katherine Boulevard	Palm Harbor	FL	—	3,379	29,945	13,364	—	(2,818)	3,392	40,478	43,870	27,744	10/1/2012	1992
900 West Lake Road	Palm Harbor	FL	—	3,449	20,336	15,851	—	(3,949)	3,493	32,194	35,687	17,013	1/11/2002	1989
8500 West Sunrise Boulevard	Plantation	FL	—	4,700	24,300	16,360	—	(5,811)	4,717	34,832	39,549	10,933	12/15/2011	1989
1371 South Ocean Boulevard	Pompano Beach	FL	—	2,500	15,500	20,884	—	(4,094)	2,560	32,230	34,790	10,864	12/15/2011	1991
2701 North Course Drive	Pompano Beach	FL	—	7,700	2,127	46,962	—	(3,793)	7,700	45,296	52,996	18,969	8/31/2006	1985
20480 Veterans Boulevard	Port Charlotte	FL	—	400	11,934	4,743	—	(3,202)	440	13,435	13,875	4,278	7/22/2011	1996
1699 S.E. Lyngate Drive	Port St. Lucie	FL	—	1,242	11,009	6,334	—	(1,216)	1,249	16,120	17,369	10,387	10/1/2012	1993
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	—	890	9,345	3,783	—	(545)	1,673	11,800	13,473	4,122	7/22/2011	2007
900 South Harbour Island Blvd. (5)	Tampa	FL	—	4,850	6,349	11,507	—	—	4,850	17,856	22,706	2,978	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	—	2,061	12,153	25,656	—	(3,790)	2,075	34,005	36,080	15,557	1/11/2002	1988
2347 Cedarcrest Road	Acworth	GA	—	1,674	—	93	—	—	1,674	93	1,767	6	5/1/2016	2008
2351 Cedarcrest Road	Acworth	GA	—	326	6,674	926	—	(595)	327	7,004	7,331	1,579	5/1/2016	2014
1200 Bluegrass Lakes Parkway	Alpharetta	GA	—	1,689	15,936	471	—	—	1,761	16,335	18,096	4,013	1/29/2015	2001
855 North Point Pkwy (5)	Alpharetta	GA	—	5,390	26,712	—	—	—	5,390	26,712	32,102	10,933	8/21/2008	2006
253 N. Main Street	Alpharetta	GA	—	1,325	12,377	2,530	—	(209)	1,221	14,802	16,023	3,927	5/1/2015	1997
1291 Cedar Shoals Drive	Athens	GA	—	337	4,006	1,942	—	(443)	368	5,474	5,842	2,535	11/19/2004	1998
1515 Sheridan Road (5)	Atlanta	GA	—	5,800	9,305	18,503	—	—	5,800	27,808	33,608	3,986	11/30/2007	1978
240 Marietta Highway	Canton	GA	—	806	8,555	3,633	—	(465)	806	11,723	12,529	3,724	10/1/2013	1997
4500 South Stadium Drive	Columbus	GA	—	294	3,505	1,235	—	(225)	298	4,511	4,809	2,099	11/19/2004	1999
1352 Wellbrook Circle	Conyers	GA	—	342	4,068	2,045	(1,366)	(2,032)	206	2,851	3,057	598	11/19/2004	1997
1501 Milstead Road (7)	Conyers	GA	4,898	750	7,796	1,191	—	(116)	777	8,844	9,621	3,294	9/30/2010	2008
3875 Post Road	Cumming	GA	—	954	12,796	1,589	—	—	960	14,379	15,339	4,001	5/1/2015	2007
4960 Jot Em Down Road	Cumming	GA	—	1,548	18,666	13,914	—	(1,235)	3,416	29,477	32,893	8,853	8/1/2013	2011
5610 Hampton Park Drive	Cumming	GA	—	3,479	14,771	991	—	(938)	3,498	14,805	18,303	3,372	9/3/2015	2014
7955 Majors Road	Cumming	GA	—	1,325	7,770	1,153	—	(115)	1,325	8,808	10,133	2,531	5/1/2015	2009
2470 Dug Gap Road	Dalton	GA	—	262	3,119	1,479	—	(288)	262	4,310	4,572	2,008	11/19/2004	1997
101 West Ponce De Leon Avenue	Decatur	GA	—	3,500	13,179	14,772	—	—	3,500	27,951	31,451	5,408	5/30/2012	1992
2801 North Decatur Road (5)	Decatur	GA	—	3,100	4,436	3,584	—	(519)	3,260	7,341	10,601	2,820	7/9/2008	1986
114 Penland Street	Ellijay	GA	—	496	7,107	1,654	—	(215)	496	8,546	9,042	2,700	10/1/2013	2008
353 North Belair Road	Evans	GA	—	230	2,663	1,711	—	(312)	230	4,062	4,292	1,828	11/19/2004	1998
1294 Highway 54 West	Fayetteville	GA	—	853	9,903	1,686	—	(148)	943	11,351	12,294	3,437	5/1/2015	1999
2435 Limestone Parkway	Gainesville	GA	—	268	3,186	1,695	—	(224)	268	4,657	4,925	2,123	11/19/2004	1998

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2024
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
3315 Thompson Bridge Road	Gainesville	GA	—	934	30,962	4,085	—	(472)	956	34,553	35,509	9,358	5/1/2015	1999
5373 Thompson Mill Road	Hoschton	GA	—	944	12,171	1,714	—	—	959	13,870	14,829	3,683	5/1/2015	2011
8080 Summit Business Parkway	Jonesboro	GA	—	1,800	20,664	7,789	—	(1,745)	1,800	26,708	28,508	9,475	6/20/2011	2007
6191 Peake Road	Macon	GA	—	183	2,179	1,573	(848)	(1,142)	110	1,835	1,945	392	11/19/2004	1998
1360 Upper Hembree Road (5)	Roswell	GA	—	1,080	6,138	844	—	—	1,095	6,967	8,062	2,366	5/7/2012	2007
1 Savannah Square Drive	Savannah	GA	—	1,200	19,090	11,083	(6,993)	(8,926)	835	14,619	15,454	3,173	10/1/2006	1987
5200 Habersham Street	Savannah	GA	—	800	7,800	3,263	(3,082)	(2,909)	476	5,396	5,872	824	6/23/2011	2005
7410 Skidaway Road	Savannah	GA	—	400	5,670	2,417	(1,870)	(2,626)	252	3,739	3,991	742	11/1/2006	1989
2078 Scenic Highway	Snellville	GA	—	870	4,030	1,852	—	(355)	870	5,527	6,397	2,010	12/10/2009	1997
475 Country Club Drive	Stockbridge	GA	—	512	9,560	1,527	—	(206)	551	10,842	11,393	3,155	5/1/2015	1998
1300 Montreal Road	Tucker	GA	—	690	6,210	2,451	—	(537)	694	8,120	8,814	3,711	6/3/2005	1997
1100 Ward Avenue (5)	Honolulu	HI	—	11,200	55,618	10,815	—	(761)	11,247	65,625	76,872	21,232	6/18/2012	1961
2340 West Seltice Way	Coeur d'Alene	ID	—	910	7,170	3,837	—	(702)	1,052	10,163	11,215	3,383	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	—	510	6,640	3,704	—	(554)	760	9,540	10,300	3,213	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	—	3,665	32,587	19,477	—	(2,717)	3,781	49,231	53,012	29,547	11/1/2012	1986
2601 Patriot Boulevard (5)	Glenview	IL	—	2,285	9,593	—	—	—	2,285	9,593	11,878	2,379	1/29/2015	2005
1373 D'Adrian Professional Park	Godfrey	IL	—	281	15,088	2,716	—	(432)	281	17,372	17,653	4,549	5/1/2015	2010
900 43rd Avenue	Moline	IL	—	482	7,651	1,154	—	(225)	482	8,580	9,062	2,203	5/1/2015	2003 / 2012
221 11th Avenue	Moline	IL	—	161	7,244	1,852	—	(136)	161	8,960	9,121	2,582	5/1/2015	2008
2700 14th Street	Pekin	IL	—	171	11,475	1,073	—	(549)	172	11,998	12,170	3,315	5/1/2015	2009
7130 Crimson Ridge Drive	Rockford	IL	—	200	7,300	3,380	—	(466)	1,596	8,818	10,414	2,948	5/1/2011	1999
1220 Lakeview Drive (5)	Romeoville	IL	—	1,120	19,582	(61)	—	—	1,058	19,583	20,641	8,015	8/21/2008	2005
1201 Hartman Lane	Shiloh	IL	—	743	7,232	2,535	—	(717)	1,237	8,556	9,793	1,958	12/8/2016	2003
900 Southwind Road	Springfield	IL	—	300	6,744	3,436	—	(403)	300	9,777	10,077	4,426	8/31/2006	1990
2705 Avenue E	Sterling	IL	—	341	14,331	1,813	—	(144)	343	15,998	16,341	4,341	5/1/2015	2008
39 Dorothy Drive	Troy	IL	—	1,002	7,010	1,896	—	(728)	1,002	8,178	9,180	1,844	12/8/2016	2003
100 Grand Victorian Place	Washington	IL	—	241	12,046	752	—	(176)	241	12,622	12,863	3,496	5/1/2015	2009
1615 Lakeside Drive (5)	Waukegan	IL	—	2,700	9,590	5,081	—	(944)	3,515	12,912	16,427	4,162	9/30/2011	1990
1675 Lakeside Drive (5)	Waukegan	IL	—	2,420	9,382	4,582	—	(957)	2,906	12,521	15,427	3,878	9/30/2011	1998
406 Smith Drive	Auburn	IN	—	380	8,246	924	—	(253)	524	8,773	9,297	3,600	9/1/2008	1999
6990 East County Road 100 North	Avon	IN	—	850	11,888	2,141	—	(417)	850	13,612	14,462	5,490	9/1/2008	1999
2455 Tamarack Trail	Bloomington	IN	—	5,400	25,129	36,617	—	(1,336)	6,339	59,471	65,810	19,752	11/1/2008	1983
2460 Glebe Street (5)	Carmel	IN	—	2,108	57,741	1,759	—	(345)	2,133	59,130	61,263	15,811	5/1/2015	2008

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2024
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
701 East County Line Road (5)	Greenwood	IN	—	1,830	14,303	1,463	—	(443)	1,918	15,235	17,153	5,126	12/1/2011	2007
8505 Woodfield Crossing Boulevard	Indianapolis	IN	—	2,785	16,396	11,239	—	(2,886)	2,838	24,696	27,534	11,913	1/11/2002	1986
2501 Friendship Boulevard	Kokomo	IN	—	512	13,009	2,382	—	(436)	512	14,955	15,467	3,008	12/27/2017	1997
603 Saint Joseph Drive	Kokomo	IN	—	220	5,899	1,650	—	(256)	220	7,293	7,513	2,942	9/1/2008	1998
1211 Longwood Drive	La Porte	IN	—	770	5,550	1,823	—	(288)	923	6,932	7,855	2,856	9/1/2008	1998
1590 West Timberview Drive	Marion	IN	—	410	5,409	1,777	—	(267)	410	6,919	7,329	2,696	9/1/2008	2000
1473 East McKay Road	Shelbyville	IN	—	190	5,328	1,650	—	(236)	190	6,742	6,932	2,606	9/1/2008	1999
222 South 25th Street	Terra Haute	IN	—	300	13,115	1,739	—	(492)	300	14,362	14,662	5,728	9/1/2008	2005
150 Fox Ridge Drive	Vincennes	IN	—	110	3,603	2,385	—	(208)	110	5,780	5,890	2,682	9/1/2008	1985
1501 Inverness Drive	Lawrence	KS	—	1,600	18,565	5,369	—	(1,386)	1,758	22,390	24,148	8,823	10/1/2009	1988
5799 Broadmoor Street (5)	Mission	KS	—	1,522	7,246	2,903	—	—	1,530	10,141	11,671	2,744	1/17/2017	1986
3501 West 95th Street	Overland Park	KS	—	2,568	15,140	12,596	—	(2,587)	2,580	25,137	27,717	12,052	1/11/2002	1989
6555 West 75th Street	Overland Park	KS	—	1,274	1,126	17,220	—	(1,375)	1,487	16,758	18,245	8,581	10/25/2002	1985
981 Campbell Lane	Bowling Green	KY	—	365	4,345	2,050	—	(297)	365	6,098	6,463	2,803	11/19/2004	1999
102 Leonardwood Drive	Frankfort	KY	—	560	8,282	4,342	—	(605)	579	12,000	12,579	5,206	8/31/2006	1989
4190 Lafayette Road	Hopkinsville	KY	—	316	3,761	1,552	—	(246)	316	5,067	5,383	2,332	11/19/2004	1999
690 Mason Headley Road (6)	Lexington	KY	1,876	—	10,848	18,883	—	(1,688)	42	28,001	28,043	14,297	1/11/2002	1985
700 Mason Headley Road (6)	Lexington	KY	462	—	6,394	10,524	—	(1,190)	52	15,676	15,728	7,868	1/11/2002	1980
200 Brookside Drive	Louisville	KY	—	3,524	20,779	13,628	—	(3,564)	3,549	30,818	34,367	16,080	1/11/2002	1984
1517 West Broadway	Mayfield	KY	—	268	2,730	2,988	—	(305)	268	5,413	5,681	2,264	11/19/2004	1999
1700 Elmdale Road	Paducah	KY	—	450	5,358	2,713	—	(482)	451	7,588	8,039	3,398	11/19/2004	2000
100 Neighborly Way	Somerset	KY	—	200	4,919	2,324	—	(116)	200	7,127	7,327	2,747	11/6/2006	2000
1295 Boylston Street (5)	Boston	MA	—	7,600	18,140	3,150	—	(109)	7,625	21,156	28,781	8,053	1/26/2011	1930
549 Albany Street	Boston	MA	—	4,576	45,029	—	—	—	4,569	45,036	49,605	12,765	8/22/2013	1895
4 Maguire Road (7)	Lexington	MA	24,392	3,600	15,555	34,787	(7,255)	(1,003)	3,884	41,800	45,684	9,329	12/22/2008	1994
100 Hampshire Street (5)	Mansfield	MA	—	2,090	8,215	4,115	—	(2,318)	2,486	9,616	12,102	3,677	12/22/2010	1975
15 Hampshire Street (5)	Mansfield	MA	—	1,360	7,326	992	—	—	1,748	7,930	9,678	3,031	12/22/2010	1988
5 Hampshire Street (5)	Mansfield	MA	—	1,190	5,737	2,978	—	(143)	1,477	8,285	9,762	3,482	12/22/2010	1988
299 Cambridge Street	Winchester	MA	—	3,218	18,988	17,945	—	(2,562)	3,218	34,371	37,589	15,934	1/11/2002	1991
2717 Riva Road	Annapolis	MD	—	1,290	12,373	3,935	—	(150)	1,290	16,158	17,448	5,951	3/31/2008	2001
658 Boulton Street (5)	Bel Air	MD	—	4,750	16,504	2	—	—	4,750	16,506	21,256	7,063	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	—	408	3,421	2,920	—	(568)	408	5,773	6,181	2,483	10/25/2002	2000
8100 Connecticut Avenue	Chevy Chase	MD	—	15,170	92,830	19,983	—	(4,772)	15,177	108,034	123,211	35,917	12/15/2011	1990

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2024
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
8220 Snowden River Parkway	Columbia	MD	—	1,390	10,303	2,460	—	(73)	1,390	12,690	14,080	4,851	3/31/2008	2001
700 Port Street	Easton	MD	—	383	4,555	4,651	—	(692)	394	8,503	8,897	4,091	10/25/2002	2000
3004 North Ridge Road	Ellicott City	MD	—	1,409	22,691	15,502	—	(2,892)	1,613	35,097	36,710	17,136	3/1/2004	1997
1820 Latham Drive	Frederick	MD	—	385	3,444	2,117	—	(504)	385	5,057	5,442	2,468	10/25/2002	1998
2100 Whittier Drive	Frederick	MD	—	1,260	9,464	3,940	—	(109)	1,260	13,295	14,555	5,482	3/31/2008	1999
10116 Sharpsburg Pike	Hagerstown	MD	—	1,040	7,471	6,426	—	(735)	1,044	13,158	14,202	5,319	3/31/2008	1999
4000 Old Court Road	Pikesville	MD	—	2,000	4,974	1,288	—	(290)	2,125	5,847	7,972	2,411	12/22/2008	1987
715 Benfield Road	Severna Park	MD	—	229	9,798	4,353	—	(1,258)	246	12,876	13,122	6,381	10/25/2002	1998
14400 Homecrest Road	Silver Spring	MD	—	1,200	9,288	11,768	—	(1,628)	1,207	19,421	20,628	8,506	10/25/2002	1996
11855 Ulysses Street NE (5)	Blaine	MN	—	2,774	9,276	3,063	—	(243)	2,781	12,089	14,870	3,232	12/21/2012	2007
8301 Golden Valley Road (5)	Golden Valley	MN	—	1,256	4,680	2,397	—	—	1,318	7,015	8,333	1,420	2/10/2016	1998
8401 Golden Valley Road (5)	Golden Valley	MN	—	1,510	5,742	3,506	—	—	1,572	9,186	10,758	2,641	2/10/2016	1998
8501 Golden Valley Road (5)	Golden Valley	MN	—	1,263	4,288	2,385	—	—	1,324	6,612	7,936	1,750	2/10/2016	1998
1201 Northland Drive (5)	Mendota Heights	MN	—	1,220	10,208	1,294	—	(771)	1,496	10,455	11,951	3,786	1/25/2011	1989
12700 Whitewater Drive (5)	Minnetonka	MN	—	5,453	8,108	8,448	—	—	5,453	16,556	22,009	5,760	10/2/2017	1998
20600 South Diamond Lake Road	Rogers	MN	—	2,760	45,789	4,797	(20,359)	(15,773)	1,195	16,019	17,214	5,907	3/1/2008	1999
2200 County Road C West (5)	Roseville	MN	—	590	702	749	—	(82)	792	1,167	1,959	517	9/30/2011	1991
4166 Lexington Avenue N	Shoreview	MN	—	1,300	4,547	1,578	—	—	1,536	5,889	7,425	2,099	5/20/2011	1988
5351 Gretna Road	Branson	MO	—	743	10,973	1,484	—	(288)	754	12,158	12,912	3,396	5/1/2015	2002
845 N New Ballas Court	Creve Coeur	MO	—	1,582	16,328	4,407	—	—	2,377	19,940	22,317	3,801	1/22/2018	2006
3828 College View Drive	Joplin	MO	—	260	11,382	2,317	—	(784)	260	12,915	13,175	4,206	8/31/2012	2003
14100 Magellan Plaza	Maryland Heights	MO	—	3,719	37,304	5,449	—	—	3,179	43,293	46,472	13,933	1/29/2015	2003
640 E Highland Avenue	Nevada	MO	—	311	5,703	968	—	—	311	6,671	6,982	1,893	5/1/2015	1997
2410 W Chesterfield Blvd	Springfield	MO	—	924	12,772	1,157	—	—	924	13,929	14,853	3,871	5/1/2015	1999
3540 East Cherokee Street	Springfield	MO	—	1,084	11,339	1,684	—	(123)	1,129	12,855	13,984	3,737	5/1/2015	1996
118 Alamance Road	Burlington	NC	—	575	9,697	2,789	—	(644)	575	11,842	12,417	4,063	6/20/2011	1998
1050 Crescent Green Drive	Cary	NC	—	713	4,628	4,611	—	(1,251)	713	7,988	8,701	3,897	10/25/2002	1999
2101 Runnymede Lane	Charlotte	NC	—	2,475	11,451	3,431	—	(1,185)	2,458	13,714	16,172	4,688	6/20/2011	1999
5920 McChesney Drive & 6101 Clarke Creek Parkway	Charlotte	NC	—	1,320	21,750	4,972	—	(1,411)	1,320	25,311	26,631	9,291	11/17/2009	1999 / 2001
500 Penny Lane NE	Concord	NC	—	1,687	17,603	2,310	—	(1,082)	1,687	18,831	20,518	4,344	6/29/2016	1997
1002 Highway 54	Durham	NC	—	595	5,200	1,838	—	(212)	595	6,826	7,421	2,261	6/20/2011	1988
4505 Emperor Boulevard (5)	Durham	NC	—	1,285	16,932	2,402	—	—	1,474	19,145	20,619	3,866	10/11/2017	2001
5213 South Alston Avenue	Durham	NC	—	1,093	31,377	604	—	—	1,093	31,981	33,074	7,929	1/29/2015	2010

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2024
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
2755 Union Road	Gastonia	NC	—	1,104	17,834	2,574	—	(1,233)	1,104	19,175	20,279	4,409	6/29/2016	1998
1001 Phifer Road	Kings Mountain	NC	—	655	8,283	2,394	—	(574)	657	10,101	10,758	3,402	6/23/2011	1998
128 Brawley School Road	Mooresville	NC	—	595	7,305	2,394	—	(467)	613	9,214	9,827	3,071	6/23/2011	1999
1309 , 1321, & 1325 McCarthy Boulevard	New Bern	NC	—	1,245	20,898	4,511	—	(507)	1,245	24,902	26,147	8,457	6/20/2011	2001/2005/2008
13150 & 13180 Dorman Road	Pineville	NC	—	1,180	22,800	5,609	—	(1,507)	1,180	26,902	28,082	9,881	11/17/2009	1998
801 Dixie Trail	Raleigh	NC	—	3,233	17,788	2,546	—	(1,114)	3,236	19,217	22,453	4,594	6/29/2016	1992
2744 South 17th Street	Wilmington	NC	—	1,134	14,771	2,781	—	(1,411)	1,139	16,136	17,275	3,945	4/18/2016	1998
1730 Parkwood Boulevard West	Wilson	NC	—	610	14,787	3,016	—	(465)	610	17,338	17,948	5,944	6/20/2011	2004/2006
17007 Elm Plaza (5)	Omaha	NE	—	4,680	22,022	—	—	—	4,680	22,022	26,702	9,014	8/21/2008	2007
3030 South 80th Street	Omaha	NE	—	650	5,850	2,590	—	(582)	650	7,858	8,508	3,502	6/3/2005	1992
1400 Route 70	Lakewood	NJ	—	4,885	28,803	20,948	—	(3,220)	4,905	46,511	51,416	20,502	1/11/2002	1987
2 Hillside Drive	Mt. Arlington	NJ	—	1,375	11,232	2,950	—	(594)	1,393	13,570	14,963	6,762	12/29/2003	2001
655 Pomander Walk	Teaneck	NJ	—	4,950	44,550	19,213	—	(4,319)	4,984	59,410	64,394	16,292	12/15/2011	1989
10500 Academy Road NE	Albuquerque	NM	—	3,828	22,572	12,488	—	(2,865)	3,828	32,195	36,023	15,732	1/11/2002	1986
4100 Prospect Avenue NE (5)	Albuquerque	NM	—	540	10,105	8	—	—	540	10,113	10,653	4,349	10/30/2007	1977
4300 Landau Street NE (5)	Albuquerque	NM	—	1,060	9,875	8	—	—	1,060	9,883	10,943	4,250	10/30/2007	1973
4411 The 25 Way (5)	Albuquerque	NM	—	3,480	25,245	6,915	—	(2,194)	4,103	29,343	33,446	10,378	12/22/2010	1970
4420 The 25 Way (5)	Albuquerque	NM	—	1,430	2,609	1,519	—	(152)	1,711	3,695	5,406	1,356	12/22/2010	1970
9190 Coors Boulevard NW (5)	Albuquerque	NM	—	1,660	9,173	8	—	—	1,660	9,181	10,841	3,948	10/30/2007	1983
2200 East Long Street	Carson City	NV	—	622	17,900	1,832	—	(309)	622	19,423	20,045	5,332	5/1/2015	2009
3201 Plumas Street	Reno	NV	—	2,420	49,580	10,924	—	(1,714)	2,420	58,790	61,210	19,305	12/15/2011	1989
4939 Brittonfield Parkway (5)	East Syracuse	NY	—	720	17,084	2,403	(2,826)	(5,363)	1,004	11,014	12,018	2,301	9/30/2008	2001
5008 Brittonfield Parkway (5)	East Syracuse	NY	—	420	18,407	2,412	(3,144)	(5,393)	676	12,026	12,702	2,172	7/9/2008	1999
200 Old County Road (7)	Mineola	NY	21,796	4,920	24,056	17,942	—	(1,406)	4,920	40,592	45,512	14,112	9/30/2011	1971
537 Riverdale Avenue	Yonkers	NY	—	8,460	90,561	20,684	—	(6,637)	8,464	104,604	113,068	31,830	8/31/2012	2000
4590 Knightsbridge Boulevard	Columbus	OH	—	3,623	27,778	24,101	—	(4,233)	3,732	47,537	51,269	22,542	1/11/2002	1989
3929 Hoover Road (5)	Grove City	OH	—	332	3,081	1,015	—	—	332	4,096	4,428	2,898	6/4/1993	1965
7555 Innovation Way (5)	Mason	OH	—	1,025	12,883	—	—	—	1,025	12,883	13,908	2,656	10/6/2016	2015
8709 S.E. Causey Avenue	Portland	OR	—	3,303	77,428	7,289	(26,073)	(10,159)	2,201	49,587	51,788	8,409	5/1/2015	1985 / 1991
71 Darlington Road	Beaver Falls	PA	—	1,500	13,500	3,598	—	(879)	1,523	16,196	17,719	6,958	10/31/2005	1997
950 Morgan Highway	Clarks Summit	PA	—	1,001	8,233	2,963	—	(277)	1,017	10,903	11,920	4,917	12/29/2003	2001
600 N. Pottstown Pike	Exton	PA	—	1,001	8,233	3,976	—	(512)	1,001	11,697	12,698	5,323	12/29/2003	2000
242 Baltimore Pike	Glen Mills	PA	—	1,001	8,233	4,473	—	(382)	1,001	12,324	13,325	5,138	12/29/2003	2001

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2024
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
20 Capital Drive (5)	Harrisburg	PA	—	397	9,333	36	—	—	397	9,369	9,766	2,320	1/29/2015	2013
210 Mall Boulevard (7)	King of Prussia	PA	3,184	1,540	4,743	2,841	—	—	1,952	7,172	9,124	3,139	8/8/2008	1970
800 Manor Drive	New Britain (Chalfont)	PA	—	979	8,052	3,619	—	(440)	981	11,229	12,210	5,371	12/29/2003	1998
5750 Centre Avenue (7)	Pittsburgh	PA	6,514	3,000	11,828	6,048	—	(858)	3,788	16,230	20,018	6,754	6/11/2008	1991
730 Holiday Drive	Pittsburgh	PA	—	2,480	6,395	6,164	—	(1,500)	2,751	10,788	13,539	4,321	12/22/2010	1985
700 Northampton Street	Tiffany Court (Kingston)	PA	—	—	5,682	3,549	—	(499)	—	8,732	8,732	3,866	12/29/2003	1997
5250 Meadowgreen Drive	Whitehall	PA	—	1,599	14,401	5,246	—	(1,412)	1,599	18,235	19,834	8,060	10/31/2005	1987
1304 McLees Road	Anderson	SC	—	295	3,509	2,012	—	(253)	295	5,268	5,563	2,397	11/19/2004	1999
109 Old Salem Road	Beaufort	SC	—	188	2,234	1,800	(807)	(1,714)	104	1,597	1,701	404	11/19/2004	1999
1119 Pick Pocket Plantation Drive	Beaufort	SC	—	1,200	10,810	2,023	(3,927)	(3,337)	733	6,036	6,769	888	6/20/2011	2005
719 Kershaw Highway	Camden	SC	—	322	3,697	2,371	—	(536)	324	5,530	5,854	2,718	11/19/2004	1999
2333 Ashley River Road	Charleston	SC	—	848	14,000	3,867	(7,118)	(4,761)	377	6,459	6,836	2,082	6/20/2011	1999
320 Seven Farms Drive	Charleston	SC	—	1,092	6,605	1,908	—	(570)	1,092	7,943	9,035	2,689	5/29/2012	1998
355 Berkmans Lane	Greenville	SC	—	700	7,240	2,452	(2,593)	(2,456)	417	4,926	5,343	795	11/17/2009	2002
116 Enterprise Court	Greenwood	SC	—	310	2,790	1,539	—	(213)	310	4,116	4,426	1,939	6/3/2005	1999
1901 West Carolina Avenue	Hartsville	SC	—	401	4,775	2,879	—	(302)	401	7,352	7,753	3,272	11/19/2004	1999
218 Old Chapin Road	Lexington	SC	—	363	4,322	2,224	—	(528)	363	6,018	6,381	2,738	11/19/2004	1999
491 Highway 17	Little River	SC	—	750	9,018	3,158	—	(774)	750	11,402	12,152	3,905	6/23/2011	2000
1010 Anna Knapp Boulevard	Mt. Pleasant	SC	—	1,797	6,132	879	(3,618)	(1,486)	806	2,898	3,704	326	6/29/2016	1997
601 Mathis Ferry Road	Mt. Pleasant	SC	—	1,687	12,612	706	(10,794)	(2,021)	2,190	—	2,190	—	6/29/2016	1999
937 Bowman Road	Mt. Pleasant	SC	—	3,898	31,613	11,491	—	(4,222)	3,830	38,950	42,780	12,498	7/1/2012	1997 / 1983
9547 Highway 17 North	Myrtle Beach	SC	—	543	3,202	12,683	(3,192)	(4,437)	333	8,466	8,799	1,927	1/11/2002	1980
2306 Riverbank Drive	Orangeburg	SC	—	303	3,607	2,024	—	(436)	303	5,195	5,498	2,421	11/19/2004	1999
15855 Wells Highway	Seneca	SC	—	396	4,714	1,675	—	(417)	396	5,972	6,368	2,914	11/19/2004	2000
One Southern Court (5)	West Columbia	SC	—	520	3,831	765	—	(557)	557	4,002	4,559	1,389	12/22/2010	2000
6716 Nolensville Road	Brentwood	TN	—	1,528	6,037	624	—	—	1,528	6,661	8,189	2,026	11/30/2012	2010
207 Uffelman Drive	Clarksville	TN	—	320	2,994	2,798	—	(161)	320	5,631	5,951	2,086	12/31/2006	1997
51 Patel Way	Clarksville	TN	—	800	10,322	9,613	—	(1,061)	833	18,841	19,674	5,708	12/19/2012	2005
2900 Westside Drive NW	Cleveland	TN	—	305	3,627	2,847	—	(401)	305	6,073	6,378	2,484	11/19/2004	1998
1010 East Spring Street	Cookeville	TN	—	322	3,828	2,341	—	(452)	322	5,717	6,039	2,528	11/19/2004	1998
105 Sunrise Circle	Franklin	TN	—	322	3,833	1,753	—	(330)	329	5,249	5,578	2,440	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	—	280	3,327	2,449	—	(284)	282	5,490	5,772	2,385	11/19/2004	1998
1200 North Parkway	Jackson	TN	—	295	3,506	2,034	—	(300)	299	5,236	5,535	2,181	11/19/2004	1999

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2024
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
550 Deer View Way	Jefferson City	TN	—	940	8,057	2,709	—	(323)	948	10,435	11,383	3,159	10/15/2013	2001
10914 Kingston Pike	Knoxville	TN	—	613	12,410	1,615	—	—	613	14,025	14,638	3,266	6/29/2018	2008
3030 Holbrook Drive	Knoxville	TN	—	352	7,128	2,063	—	—	360	9,183	9,543	2,240	6/29/2018	1999
100 Chatuga Drive West	Loudon	TN	—	580	16,093	33,430	—	(100)	580	49,423	50,003	6,447	1/19/2018	2003
1710 Magnolia Boulevard	Nashville	TN	—	750	6,750	18,728	—	(1,545)	750	23,933	24,683	8,159	6/3/2005	1979
350 Volunteer Drive	Paris	TN	—	110	12,100	2,108	—	(905)	110	13,303	13,413	2,969	6/29/2016	1997
971 State Hwy 121 (5)	Allen	TX	—	2,590	17,912	—	—	—	2,590	17,912	20,502	7,332	8/21/2008	2006
6818 Austin Center Boulevard (5)	Austin	TX	—	1,540	27,467	4,330	—	(928)	1,636	30,773	32,409	12,209	10/31/2008	1994
7600 N Capital Texas Highway	Austin	TX	—	300	4,557	1,784	—	—	300	6,341	6,641	2,241	12/22/2010	1996
4620 Bellaire Boulevard	Bellaire	TX	—	1,238	11,010	7,087	—	(1,482)	1,325	16,528	17,853	10,617	10/1/2012	1991
120 Crosspoint Drive	Boerne	TX	—	220	4,926	2,017	—	—	227	6,936	7,163	2,818	2/7/2008	1990
4015 Interstate 45	Conroe	TX	—	620	14,074	2,290	—	(447)	620	15,917	16,537	5,697	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	—	2,300	25,200	11,908	—	(2,470)	2,324	34,614	36,938	12,023	12/15/2011	1989
7831 Park Lane	Dallas	TX	—	4,709	27,768	27,176	—	(3,442)	5,432	50,779	56,211	24,869	1/11/2002	1990
1575 Belvidere Street	El Paso	TX	—	2,301	13,567	14,591	—	(1,914)	2,316	26,229	28,545	11,399	1/11/2002	1987
96 Frederick Road	Fredericksburg	TX	—	280	4,866	7,106	—	(182)	280	11,790	12,070	4,003	2/7/2008	1999
6435 S.F.M. 549	Heath	TX	—	1,135	7,892	1,152	(288)	(1,588)	1,192	7,111	8,303	1,328	12/31/2012	2004
13215 Dotson Road (5)	Houston	TX	—	990	13,887	2,655	—	(852)	1,040	15,640	16,680	4,871	7/17/2012	2007
777 North Post Oak Road	Houston	TX	—	5,537	32,647	40,042	—	(5,535)	5,540	67,151	72,691	30,149	1/11/2002	1989
9812 Slide Road (5)	Lubbock	TX	—	1,110	9,798	680	—	—	1,110	10,478	11,588	3,771	6/4/2010	2009
605 Gateway Central	Marble Falls	TX	—	1,440	7,125	2,728	—	(789)	1,440	9,064	10,504	2,939	12/19/2012	1994 / 2002
7150 N. President George Bush Turnpike (5)	North Garland	TX	—	1,981	8,548	1,203	(346)	(1,682)	1,941	7,763	9,704	1,481	12/31/2012	2006
500 Coit Road	Plano	TX	—	3,463	44,841	750	—	—	3,468	45,586	49,054	6,088	12/20/2019	2016
2265 North Lakeshore Drive (5)	Rockwall	TX	—	497	3,582	176	—	—	497	3,758	4,255	919	1/29/2015	2013
18302 Talavera Ridge	San Antonio	TX	—	6,855	30,630	2,933	—	—	6,855	33,563	40,418	7,686	1/29/2015	2008
21 Spurs Lane (7)	San Antonio	TX	12,441	3,141	23,142	6,886	—	(263)	3,211	29,695	32,906	7,924	4/10/2014	2006
311 West Nottingham Place	San Antonio	TX	—	4,283	25,256	18,945	—	(4,345)	4,359	39,780	44,139	19,701	1/11/2002	1989
511 & 575 Knights Cross Drive	San Antonio	TX	—	2,300	20,400	4,932	—	(1,548)	2,306	23,778	26,084	8,918	11/17/2009	2003
5055 West Panther Creek Drive	Woodlands	TX	—	3,694	21,782	16,239	—	(4,319)	3,706	33,690	37,396	16,858	1/11/2002	1988
491 Crestwood Drive	Charlottesville	VA	—	641	7,633	3,907	—	(732)	646	10,803	11,449	5,185	11/19/2004	1998
1005 Elysian Place	Chesapeake	VA	—	2,370	23,705	4,165	—	(791)	2,381	27,068	29,449	9,563	6/20/2011	2006
4027 Martinsburg Pike (5)	Clear Brook	VA	—	3,775	21,768	—	—	—	3,775	21,768	25,543	5,397	1/29/2015	2013
4001 Fair Ridge Drive (5)	Fairfax	VA	—	2,500	7,147	3,932	—	(370)	2,646	10,563	13,209	4,344	12/22/2008	1990

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2024
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
20 HeartFields Lane	Fredericksburg	VA	—	287	8,480	2,888	—	(1,168)	287	10,200	10,487	5,171	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	—	1,103	13,126	5,985	—	(1,340)	1,108	17,766	18,874	8,226	11/19/2004	1996
655 Denbigh Boulevard	Newport News	VA	—	581	6,921	2,974	—	(553)	584	9,339	9,923	4,409	11/19/2004	1998
6160 Kempsville Circle (5)	Norfolk	VA	—	3,263	7,615	4,872	—	(214)	3,374	12,162	15,536	3,252	12/22/2017	1987
6161 Kempsville Road (5)	Norfolk	VA	—	1,530	9,531	4,566	—	(686)	1,530	13,411	14,941	5,301	12/22/2008	1999
6311 Granby Street	Norfolk	VA	—	1,920	16,538	5,602	—	(745)	1,932	21,383	23,315	7,854	6/20/2011	2005
885 Kempsville Road (5)	Norfolk	VA	—	1,780	8,354	4,025	—	(1,110)	2,014	11,035	13,049	4,272	5/20/2009	1981
531 Wythe Creek Road	Poquoson	VA	—	220	2,041	1,747	—	(275)	220	3,513	3,733	1,467	5/30/2003	1987
10800 Nuckols Road (7)	Glen Allen	VA	7,464	2,863	11,105	1,687	—	—	2,863	12,792	15,655	2,557	3/28/2018	2000
3000 Skipwith Road	Richmond	VA	—	732	8,717	2,402	—	(655)	732	10,464	11,196	4,949	11/19/2004	1999
9900 Independence Park Drive	Richmond	VA	—	326	3,166	643	—	(226)	326	3,583	3,909	1,142	11/22/2011	2005
9930 Independence Park Drive	Richmond	VA	—	604	4,975	1,194	—	(84)	700	5,989	6,689	2,098	11/22/2011	2005
5620 Wesleyan Drive	Virginia Beach	VA	—	893	7,926	4,738	—	(394)	893	12,270	13,163	7,992	9/1/2012	1990
4132 Longhill Road	Williamsburg	VA	—	270	2,468	2,285	(945)	(1,583)	162	2,333	2,495	539	5/30/2003	1987
440 McLaws Circle	Williamsburg	VA	—	1,466	17,340	952	—	(1,040)	1,466	17,252	18,718	3,808	6/29/2016	1998
516 Kenosia Avenue South	Kent	WA	—	1,300	8,458	3,875	—	(731)	1,368	11,534	12,902	3,955	7/31/2012	1971
555 16th Avenue (5)	Seattle	WA	—	256	4,869	68	—	(513)	256	4,424	4,680	3,444	11/1/1993	1964
3003 West Good Hope Road (5)	Glendale	WI	—	1,500	33,747	—	—	—	1,500	33,747	35,247	12,866	9/30/2009	1963
7007 North Range Line Road	Glendale	WI	—	250	3,797	—	—	—	250	3,797	4,047	1,448	9/30/2009	1964
215 Washington Street (5)	Grafton	WI	—	500	10,058	—	—	—	500	10,058	10,558	3,835	9/30/2009	2009
N168W22022 Main Street	Jackson	WI	—	188	5,962	1,501	—	(308)	192	7,151	7,343	2,016	12/1/2014	2005
8351 Sheridan Road	Kenosha	WI	—	750	7,669	1,538	—	—	758	9,199	9,957	3,621	1/1/2008	2000
5601 Burke Road	Madison	WI	—	700	7,461	2,226	—	(118)	712	9,557	10,269	3,726	1/1/2008	2000
7707 N. Brookline Drive	Madison	WI	—	2,615	35,545	4,907	—	(932)	2,631	39,504	42,135	10,909	12/1/2014	1999 / 2004
10803 North Port Washington Road	Mequon	WI	—	800	8,388	4,012	—	(221)	805	12,174	12,979	4,101	1/1/2008	1999
701 East Puetz Road	Oak Creek	WI	—	650	18,396	3,799	—	(284)	1,375	21,186	22,561	9,125	1/1/2008	2001
W231 N1440 Corporate Court (5)	Pewaukee	WI	—	3,900	41,140	—	—	—	3,900	41,140	45,040	15,685	9/30/2009	1994
8348 & 8400 Washington Avenue (5)	Racine	WI	—	1,150	22,436	—	—	—	1,150	22,436	23,586	8,554	9/30/2009	1986
1221 North 26th Street (5)	Sheboygan	WI	—	300	975	—	—	—	300	975	1,275	372	9/30/2009	1987
1222 North 23rd Street (5)	Sheboygan	WI	—	120	4,014	—	—	—	120	4,014	4,134	1,530	9/30/2009	1987
2414 Kohler Memorial Drive (5)	Sheboygan	WI	—	1,400	35,168	—	—	—	1,400	35,168	36,568	13,408	9/30/2009	1986
1125 N Edge Trail	Verona	WI	—	1,365	9,581	2,241	—	(565)	1,372	11,250	12,622	3,402	11/1/2013	2001

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2024
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
3289 North Mayfair Road (5)	Wauwatosa	WI	—	2,300	6,245	—	—	—	2,300	6,245	8,545	2,381	9/30/2009	1964
		Total	$129,802	$588,857	$4,398,946	$1,931,660	$(117,973)	$(378,238)	$605,973	$5,817,279	$6,423,252	$2,082,777
	Properties Held for Sale		—	27,336	263,994	176,590	(42,029)	(37,789)	27,261	360,841	388,102	126,719
	Grand Total		$129,802	$616,193	$4,662,940	$2,108,250	$(160,002)	$(416,027)	$633,234	$6,178,120	$6,811,354	$2,209,496
(1)    Represents mortgage debts and finance leases.
(2)    Represents reclassifications between accumulated depreciation and buildings, improvements and equipment made to record certain properties at fair value in accordance with GAAP.
(3)    Aggregate cost for federal income tax purposes is approximately $6,919,516.
(4)    We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.
(5)    These properties are collateral for our $940,534 senior secured notes due 2026.
(6)    These properties are subject to our $2,338 of finance leases.
(7)    These properties are collateral for our $127,464 of mortgage notes.

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(dollars in thousands)
Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance as of December 31, 2021	$6,813,556	$1,737,807
Additions	372,443	220,536
Disposals	(452,233)	(96,788)
Cost basis adjustment (1)	(40,838)	(33,203)
Reclassification of assets held for sale, net	(385)	—
Balance as of December 31, 2022	6,692,543	1,828,352
Additions	241,720	264,171
Disposals	(16,750)	—
Impairment	(18,380)	—
Cost basis adjustment (1)	(71,608)	(71,608)
Reclassification of assets held for sale, net	(9,058)	(72)
Balance as of December 31, 2023	6,818,467	2,020,843
Additions	186,815	270,802
Disposals	(74,605)	(24,183)
Impairment	(70,734)	—
Cost basis adjustment (1)	(57,966)	(57,966)
Reclassification of assets held for sale, net	(378,725)	(126,719)
Balance as of December 31, 2024	$6,423,252	$2,082,777
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
Dated: February 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Bilotto	Managing Trustee, President and Chief Executive Officer (principal executive officer)	February 25, 2025
Christopher J. Bilotto

/s/ Matthew C. Brown	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 25, 2025
Matthew C. Brown

/s/ John L. Harrington	Independent Trustee	February 25, 2025
John L. Harrington

/s/ Phyllis M. Hollis	Independent Trustee	February 25, 2025
Phyllis M. Hollis

/s/ Lisa Harris Jones	Independent Trustee	February 25, 2025
Lisa Harris Jones

/s/ Dawn K. Neher	Independent Trustee	February 25, 2025
Dawn K. Neher

/s/ Adam D. Portnoy	Managing Trustee	February 25, 2025
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 25, 2025
Jeffrey P. Somers