Form 10-Q
period 2025-03-31
DIVERSIFIED HEALTHCARE TRUST
filed 2025-05-05
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of April 30, 2025: 241,250,885

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

March 31, 2025

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Real estate properties:
Land	$599,262	$605,973
Buildings and improvements	5,768,101	5,817,279
Total real estate properties, gross	6,367,363	6,423,252
Accumulated depreciation	(2,112,276)	(2,082,777)
Total real estate properties, net	4,255,087	4,340,475

Investments in unconsolidated joint ventures	133,797	126,859
Assets of properties held for sale	79,737	276,270
Cash and cash equivalents	302,577	144,584
Restricted cash	4,078	5,270
Equity method investment	7,965	24,590
Acquired real estate leases and other intangible assets, net	24,307	26,300
Other assets, net	188,295	192,657
Total assets	$4,995,843	$5,137,005

Liabilities and Equity
Senior secured notes, net	$581,873	$826,974
Senior unsecured notes, net	1,958,347	1,957,319
Secured debt and finance leases, net	260,173	126,611
Liabilities of properties held for sale	5,570	6,024
Accrued interest	21,359	23,092
Other liabilities	220,470	238,142
Total liabilities	3,047,792	3,178,162

Commitments and contingencies

Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 241,267,819 and 241,271,703 shares issued and outstanding, respectively	2,413	2,413
Additional paid in capital	4,620,899	4,620,313
Cumulative net income	1,399,037	1,408,023
Cumulative other comprehensive income (loss)	4	(17)
Cumulative distributions	(4,074,302)	(4,071,889)
Total equity	1,948,051	1,958,843
Total liabilities and equity	$4,995,843	$5,137,005

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental income	$58,558	$62,650
Residents fees and services	328,306	308,126
Total revenues	386,864	370,776

Expenses:
Property operating expenses	314,326	307,604
Depreciation and amortization	68,325	70,133
General and administrative	9,000	7,568
Acquisition and certain other transaction related costs	24	86
Impairment of assets	38,472	12,142
Total expenses	430,147	397,533

Gain (loss) on sale of properties	110,140	(5,874)
Gain on insurance recoveries	7,522	—
Interest and other income	2,099	2,237
Interest expense (including net amortization of debt discounts, premiums, issuance costs and interest rate cap of $26,087 and $24,863, respectively)	(57,831)	(57,576)
Loss on modification or early extinguishment of debt	(29,071)	—
Loss before income taxes and equity in net earnings of investees	(10,424)	(87,970)
Income tax expense	(49)	(187)
Equity in net earnings of investees	1,487	1,898
Net loss	$(8,986)	$(86,259)

Other comprehensive income (loss):
Equity in unrealized gains (losses) of an investee	27	(4)
Unrealized loss on derivative	(6)	—
Other comprehensive income (loss)	21	(4)
Comprehensive loss	$(8,965)	$(86,263)

Weighted average common shares outstanding (basic and diluted)	239,957	239,193

Per common share amounts (basic and diluted):
Net loss	$(0.04)	$(0.36)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Equity
Balance at December 31, 2024:	241,271,703	$2,413	$4,620,313	$1,408,023	$(17)	$(4,071,889)	$1,958,843
Net loss	—	—	—	(8,986)	—	—	(8,986)
Other comprehensive income	—	—	—	—	21	—	21
Distributions	—	—	—	—	—	(2,413)	(2,413)
Share grants	33,582	—	605	—	—	—	605
Share repurchases	(2,035)	—	(6)	—	—	—	(6)
Share forfeitures	(35,431)	—	(13)	—	—	—	(13)
Balance at March 31, 2025:	241,267,819	$2,413	$4,620,899	$1,399,037	$4	$(4,074,302)	$1,948,051

Balance at December 31, 2023:	240,423,898	$2,405	$4,618,470	$1,778,278	$—	$(4,062,262)	$2,336,891
Net loss	—	—	—	(86,259)	—	—	(86,259)
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Distributions	—	—	—	—	—	(2,404)	(2,404)
Share grants	—	—	558	—	—	—	558
Share repurchases	(30,176)	(1)	(78)	—	—	—	(79)
Balance at March 31, 2024:	240,393,722	$2,404	$4,618,950	$1,692,019	$(4)	$(4,064,666)	$2,248,703
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,986)	$(86,259)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	68,325	70,133
Net amortization of debt discounts, premiums, issuance costs and interest rate cap	26,087	24,863
Payment of accreted interest on senior secured notes	(34,700)	—
Straight line rental income	(455)	(291)
Amortization of acquired real estate leases and other intangible assets, net	26	28
Loss on modification or early extinguishment of debt	29,071	—
Impairment of assets	38,472	12,142
(Gain) loss on sale of properties	(110,140)	5,874
Gain on insurance recoveries	(7,522)	—
Other non-cash adjustments, net	(351)	(385)
Unconsolidated joint venture distributions	—	1,231
Equity in net earnings of investees	(1,487)	(1,898)
Change in assets and liabilities:
Deferred leasing costs, net	(773)	(669)
Other assets	6,444	10,102
Accrued interest	(1,733)	904
Other liabilities	(5,521)	(7,173)
Net cash (used in) provided by operating activities	(3,243)	28,602

Cash flows from investing activities:
Real estate improvements	(39,650)	(46,723)
Proceeds from sale of properties, net	318,235	3,343
Investment in AlerisLife Inc.	—	(15,459)
Equity method investment distribution	17,000	—
Contributions to unconsolidated joint ventures	(5,800)	—
Proceeds from insurance recoveries	1,308	—
Net cash provided by (used in) investing activities	291,093	(58,839)

Cash flows from financing activities:
Proceeds from mortgage notes payable	140,000	—
Redemption of senior secured notes	(238,555)	—
Repayment of other debt	(840)	(822)
Early extinguishment of debt settled in cash	(25,903)	—
Payment of debt issuance costs	(3,332)	(5,257)
Repurchase of common shares	(6)	(78)
Distributions to shareholders	(2,413)	(2,404)
Net cash used in financing activities	(131,049)	(8,561)

Increase (decrease) in cash and cash equivalents and restricted cash	156,801	(38,798)
Cash and cash equivalents and restricted cash at beginning of period	149,854	246,961
Cash and cash equivalents and restricted cash at end of period	$306,655	$208,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Interest paid (1)	$68,177	$31,809
Income taxes paid	$—	$—

Non-cash investing activities:
Real estate improvements accrued, not paid	$14,383	$17,369
(1) Includes $34,700 of accreted interest paid during the three months ended March 31, 2025 on our senior secured notes due 2026.
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of March 31,
	2025	2024
Cash and cash equivalents	$302,577	$207,123
Restricted cash (1)	4,078	1,040
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$306,655	$208,163
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation
The accompanying condensed consolidated financial statements of Diversified Healthcare Trust and its subsidiaries, or DHC, we, us, or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024, or our Annual Report.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses, or ASU No. 2024-03, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to condensed consolidated financial statements for both interim and annual reporting periods. ASU 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that ASU 2024-03 will have on our condensed consolidated financial statements.
Note 3.  Real Estate and Other Investments
As of March 31, 2025, we owned 343 properties located in 34 states and Washington, D.C., including 11 properties classified as held for sale and two closed senior living communities, and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states.
Dispositions:
The table below represents the sale prices, excluding closing costs, of our dispositions for the three months ended March 31, 2025. We do not believe these sales represent a strategic shift in our business. As a result, the results of operations

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	State	Type of Property	Number of Properties	Sales Price	Gain on Sale
January 2025	Delaware	Senior Living (SHOP)	1	$2,900	$1,263
January 2025	California	Life Science (1)	3	159,025	9,723
February 2025	Arizona	Life Science	1	16,800	65
February 2025	Various	Senior Living (1)	18	135,000	97,560
March 2025	Connecticut	Medical Office (1)	1	7,100	1,529
			24	$320,825	$110,140
(1)We used aggregate net proceeds of $299,158 from the sales of these properties to partially redeem our outstanding senior secured notes due 2026.

As of March 31, 2025, we had 11 properties classified as held for sale in our condensed consolidated balance sheet as follows:

Segment	Number of Properties	Real Estate Properties, Net
Medical Office and Life Science (1)	5	$25,368
SHOP	5	45,813
All Other	1	2,240
	11	$73,421
(1)The net proceeds from the sale of one of these properties are required to be used to partially redeem our outstanding senior secured notes due 2026, if the sale of that property is completed. We expect to sell that property during the fourth quarter of 2025 for a sales price of $6,500, excluding closing costs.

Subsequent to March 31, 2025, we sold one property for a sales price of $11,150, excluding closing costs. As of May 2, 2025, we had 19 properties under agreements or letters of intent to sell for an aggregate sales price of $115,773, excluding closing costs. The net proceeds from the sales of two of these properties, which have an expected aggregate sales price of $13,118, excluding closing costs, are required to be used to partially redeem our outstanding senior secured notes due 2026, if the sales of such properties are completed. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties, and we may incur losses on any such sales as a result.
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
During the three months ended March 31, 2025, we recorded impairment charges of $38,472 to adjust the carrying value of four medical office properties to their estimated fair value. These properties were classified as held for sale in our condensed consolidated balance sheet as of March 31, 2025.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Investments and Capital Expenditures:
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented:

	Three Months Ended March 31,
	2025	2024
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	$3,847	$6,029
Building improvements (2)	1,524	919
Recurring capital expenditures - Medical Office and Life Science Portfolio	5,371	6,948
Wellness centers lease related costs (1)	—	6,923
SHOP fixed assets and capital improvements	21,115	10,091
Total recurring capital expenditures	$26,486	$23,962

Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	$—	$713
Development, redevelopment and other activities - SHOP (3)	5,568	1,189
Total development, redevelopment and other activities	$5,568	$1,902

Capital expenditures by segment:
Medical Office and Life Science Portfolio	$5,371	$7,661
SHOP	26,683	11,280
All Other - wellness centers	—	6,923
Total capital expenditures	$32,054	$25,864
(1)Includes capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space and other leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes capital expenditures to replace obsolete building components that extend the useful life of existing assets or other improvements to increase the marketability of the property.
(3)Includes capital expenditures that reposition a property or result in change of use or new sources of revenue.
Equity Method Investments in Unconsolidated Joint Ventures:
As of March 31, 2025, we had equity investments in unconsolidated joint ventures as follows:

Equity Method Investments in Joint Venture	DHC Ownership	DHC Carrying Value of Investment at March 31, 2025	Number of Properties	State	Square Feet
Seaport Innovation LLC	10%	$89,870	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	43,927	10	CA, MA, NY, TX, WA	1,068,763
		$133,797	11		2,203,242

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The following table provides a summary of the mortgage debts of these joint ventures as of March 31, 2025:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2) (3)	3.53%	11/6/2028	$620,000
Mortgage Notes Payable (secured by nine properties in five states) (4)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (4) (5)	7.64%	2/9/2026	266,825
	4.54%		$1,076,625
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
(5)The joint venture has one remaining one-year extension option for the maturity date of this mortgage loan, subject to satisfaction of certain conditions, and this mortgage loan requires that interest be paid at an annual rate of the one month term secured overnight financing rate, or SOFR, plus a premium of 1.90%. The joint venture has purchased an interest rate cap through February 2026 with a SOFR strike rate equal to 5.74%.

We account for the unconsolidated joint venture for 10 medical office and life science properties in which we own a 20% equity interest, or the LSMD JV, and the unconsolidated joint venture for a life science property located in Boston, Massachusetts in which we own a 10% equity interest, or the Seaport JV, using the equity method of accounting under the fair value option. We recognized changes in the fair value of our investments in our unconsolidated joint ventures of $1,138 and $1,613 during the three months ended March 31, 2025 and 2024, respectively. These amounts are included in equity in net earnings of investees in our condensed consolidated statements of comprehensive income (loss). See Note 6 for further information regarding the valuation of our investment in these joint ventures.
Equity Method Investment in AlerisLife:
As of March 31, 2025, we owned approximately 34.0% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We do not control the activities that are most significant to AlerisLife and, as a result, we account for our non-controlling interest in AlerisLife using the equity method of accounting.
As of March 31, 2025, our investment in AlerisLife had a carrying value of $7,965. The cost basis of our investment in AlerisLife exceeded our proportionate share of AlerisLife's total stockholders' equity book value on the date of acquisition of our initial interest in AlerisLife, which was February 16, 2024, by an aggregate of $29,500. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 21 years, the weighted average remaining useful life of the real estate assets owned by AlerisLife and the intangible contract asset with us as of the date of acquisition. We recorded amortization of the basis difference of $351 and $174 for the three months ended March 31, 2025 and 2024, respectively. We recognized income of $(2) and $111 related to our investment in AlerisLife for the three months ended March 31, 2025 and 2024, respectively. These amounts are included in equity in net earnings of investees in our condensed consolidated statements of comprehensive income (loss). On February 14, 2025, AlerisLife paid an aggregate cash dividend of $50,000 to its stockholders. Our pro rata share of this cash dividend was $17,000 and our basis in the equity method investment in AlerisLife was reduced by such amount. See Note 11 for further information regarding our investment in AlerisLife.
Other:
In September 2022, certain of our managed senior living communities located in Florida experienced hurricane related damage. We carry comprehensive property, casualty, flood and business interruption insurances which covered our losses at these senior living communities, subject to a deductible. During the three months ended March 31, 2025, we recognized a gain on insurance recoveries of $7,522 as a result of insurance proceeds received for these damaged senior living communities and the closing of the associated claim.

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
We increased rental income to record revenue on a straight line basis by $455 and $291 for the three months ended March 31, 2025 and 2024, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $69,948 and $69,814 of straight line rent receivables at March 31, 2025 and December 31, 2024, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $10,838 and $11,350 for the three months ended March 31, 2025 and 2024, respectively, of which tenant reimbursements totaled $10,423 and $11,284, respectively.
Right of Use Asset and Lease Liability: For leases where we are the lessee, we recognize a right of use asset and a lease liability equal to the present value of the minimum lease payments, with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $19,169 and $19,555, respectively, as of March 31, 2025, and $20,025 and $20,411, respectively, as of December 31, 2024. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.
Note 5.  Indebtedness
At March 31, 2025 and December 31, 2024, our outstanding indebtedness consisted of the following:
Senior Unsecured Notes:

			Principal Balance as of

	Coupon Rate	Maturity	March 31, 2025	December 31, 2024
Senior unsecured notes (1)(2)	9.750%	June 2025	$380,000	$380,000
Senior unsecured notes	4.750%	February 2028	500,000	500,000
Senior unsecured notes (1)	4.375%	March 2031	500,000	500,000
Senior unsecured notes	5.625%	August 2042	350,000	350,000
Senior unsecured notes	6.250%	February 2046	250,000	250,000
Total			1,980,000	1,980,000
Unamortized discount			(2,428)	(2,639)
Unamortized debt issuance costs			(19,225)	(20,042)
Senior unsecured notes, net			$1,958,347	$1,957,319
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
(2)In April 2025, we used the net proceeds from the $140,000 floating rate mortgage loan executed in March 2025 and cash on hand to partially redeem $140,000 of these senior unsecured notes.

Secured and Other Debt:

	Number of Properties Securing		Principal Balance as of (1)				Net Book Value of Collateral as of

	At March 31, 2025	At December 31, 2024	March 31, 2025	December 31, 2024	Interest Rate	Maturity	March 31, 2025	December 31, 2024
Senior secured notes (2)(3)(4)	73	95	$641,376	$940,534	0.00%	January 2026	$870,044	$1,064,171
Mortgage note	8	8	120,000	120,000	6.86%	June 2034	188,869	191,186
Mortgage note	1	1	7,044	7,464	6.44%	July 2043	12,986	13,097
Floating rate mortgage loan (5)	14	—	140,000	—	6.82%	March 2028	145,396	—
Finance Leases	2	2	1,918	2,338	7.70%	April 2026	21,244	21,606
Total	98	106	910,338	1,070,336			$1,238,539	$1,290,060
Unamortized discount (3)			(53,017)	(101,035)
Unamortized debt issuance costs			(15,275)	(15,716)
Total secured and other debt, net			$842,046	$953,585
(1)The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.
(2)These notes are fully and unconditionally guaranteed, on a joint, several and senior secured basis by certain of our subsidiaries that own 73 properties, or the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the Collateral Guarantors are secured by a first priority lien on and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. The guarantees provided by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries are effectively subordinated to all of the subsidiary guarantors' secured indebtedness to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes.
(3)These notes require no cash interest to accrue prior to maturity and will accrete at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value will equal the principal amount at maturity. The unamortized discount is related to these notes.
(4)We have a one-time option to extend the maturity date of these senior secured notes by one year, to January 15, 2027, subject to satisfaction of certain conditions and payment of an extension fee. If we exercise this option, interest payments will be due semiannually during the extension period at an initial interest rate of 11.25% with increases of 50 basis points every 90 days these senior secured notes remain outstanding.
(5)We have two one-year extension options for the maturity date of this loan, subject to satisfaction of certain conditions and payment of an extension fee. This loan requires that interest be paid at an annual rate of SOFR plus a premium of 2.50%, with interest-only payments through March 2027, and we have two six-month extension options for the interest-only period, subject to satisfaction of certain conditions. In connection with this loan, we have purchased an interest rate cap for $47 through March 2026 with a SOFR strike rate equal to 4.50%.
As of March 31, 2025, all $641,376 of our senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries, and all $380,000 of our 9.75% senior notes due 2025 and all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees (other than our senior secured notes and the guarantees provided by the Collateral Guarantors) are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees as of March 31, 2025. As of May 2, 2025, we are under agreements to sell two additional properties that secure these senior secured notes for an expected aggregate sales price of $13,118, excluding closing costs. The net proceeds from these sales are required to be used to partially redeem these senior secured notes, if these sales are completed.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Our senior secured notes due 2026 and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. No cash interest will accrue on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value will equal the principal amount at maturity. During the three months ended March 31, 2025 and 2024, we recognized discount accretion of $22,122 and $20,659, respectively, for our senior secured notes due 2026 in interest expense in our condensed consolidated statements of comprehensive income (loss).
The table below represents our indebtedness repayments, excluding scheduled payments on amortizing debt, for the three months ended March 31, 2025:

Date	Debt Instrument	Secured Property Count	Interest Rate	Original Maturity Date	Outstanding Principal Balance	Repayment Amount	Remaining Principal Balance	Loss on Modification or Early Extinguishment of Debt

Repayments during the three months ended March 31, 2025:
March 2025 (1)	Senior secured notes	73	—%	January 2026	$940,534	$299,158	$641,376	$29,071
(1)During the three months ended March 31, 2025, we sold 22 properties that secured our senior secured notes due 2026. We used aggregate net proceeds of $299,158 from the sales of these properties to partially redeem these senior secured notes.

In March 2025, we executed a $140,000 floating rate mortgage loan secured by 14 senior living communities in our senior housing operating portfolio, or SHOP, segment. This mortgage loan matures in March 2028 and requires that interest be paid at an annual rate of SOFR plus a premium of 2.50%, with interest-only payments through March 2027, and we have two six-month extension options of the interest-only period, subject to satisfaction of certain conditions. In connection with this mortgage loan, we have purchased an interest rate cap for $47 through March 2026 with a SOFR strike rate equal to 4.50%. In April 2025, we used the net proceeds from this mortgage loan and cash on hand to partially redeem $140,000 of our then outstanding 9.75% senior unsecured notes due June 2025.
In April 2025, we executed a $108,873 fixed rate mortgage loan secured by seven SHOP communities. This mortgage loan matures in May 2035 and requires that interest be paid at an annual rate of 6.22%, with interest-only payments through May 2030. Also in April 2025, we provided notice to the holders of our 9.75% senior unsecured notes due June 2025 to redeem $140,000 of these notes in May 2025 using these loan proceeds and cash on hand. Additionally, we have executed term sheets with additional lenders for expected aggregate proceeds of $94,030 for loans that will be secured by an aggregate of six SHOP communities. We intend to use these proceeds and cash on hand to fully redeem the remaining outstanding principal amount of our 9.75% senior unsecured notes due in June 2025, which is our next significant debt maturity. The closings of the additional loans are subject to conditions; accordingly, we cannot be sure if we will close such loans for the expected proceeds or at all or that these closings will not be delayed.
Interest on our senior unsecured notes is payable either semi-annually or quarterly in arrears; however, no principal repayments are due until maturity. No interest is payable on our senior secured notes, with the full principal amount due at maturity. Our mortgage note due June 2034 requires monthly interest payments and no principal payment is due until maturity, and our mortgage note due July 2043 requires monthly principal and interest payments. Payments under our finance leases are due monthly. We include amortization of finance lease assets in depreciation and amortization expense.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 6.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at March 31, 2025 and December 31, 2024, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of March 31, 2025	As of December 31, 2024
Description	Carrying Value	Carrying Value
Recurring Fair Value Measurements Assets:
Investment in unconsolidated joint venture (Level 3) (1)	$89,870	$81,949
Investment in unconsolidated joint venture (Level 3) (2)	$43,927	$44,910
Interest rate cap (Level 2) (3)	$41	$—
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (Level 2) (4)	$20,586	$24,074
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
(2)The 20% equity interest we own in the LSMD JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are discount rates of between 6.25% and 8.00%, exit capitalization rates of between 5.25% and 7.50%, holding periods of 10 years and market rents. The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions. See Note 3 for further information regarding this joint venture.
(3)The fair value of our interest rate cap derivative is based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date.
(4)We have assets in our condensed consolidated balance sheets that are measured at fair value on a non-recurring basis. During the three months ended March 31, 2025, we recorded impairment charges of $38,472 to reduce the carrying value of four medical office properties that are classified as held for sale to its estimated sales price, less estimated costs to sell, of $20,586 under agreements to sell that we have entered into with third parties. See Note 3 for further information about impairment charges and the properties we have classified as held for sale.
In addition to the assets described in the table above, our financial instruments at March 31, 2025 and December 31, 2024 included cash and cash equivalents, restricted cash, certain other assets, senior unsecured notes, senior secured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of March 31, 2025		As of December 31, 2024
Description	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes, 9.750% coupon rate, due 2025	$379,720	$379,597	$379,392	$379,970
Senior secured notes, zero coupon rate, due 2026	581,873	604,542	826,974	885,108
Senior unsecured notes, 4.750% coupon rate, due 2028	496,337	429,615	496,018	429,170
Senior unsecured notes, 4.375% coupon rate, due 2031	494,916	382,665	494,702	368,240
Senior unsecured notes, 5.625% coupon rate, due 2042	343,397	186,200	343,302	218,260
Senior unsecured notes, 6.250% coupon rate, due 2046	243,977	145,200	243,905	157,700
Secured debt and finance leases	260,173	241,918	126,611	126,001
	$2,800,393	$2,369,737	$2,910,904	$2,564,449
(1)Includes unamortized net discounts, premiums and debt issuance costs, if any.
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, as of March 31, 2025 and December 31, 2024 (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our three issuances of senior unsecured notes due 2025,

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
2028 and 2031 and our issuance of senior secured notes due 2026 using an average of the bid and ask price on Nasdaq on or about March 31, 2025 and December 31, 2024 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 7.  Shareholders' Equity
Common Share Awards:
On March 20, 2025, in accordance with our Trustee compensation arrangements, we awarded 33,582 of our common shares in connection with the election of one of our Trustees in March 2025, valued at $2.68 per share, the closing price of our common shares on Nasdaq on that day.
Common Share Purchases:
During the three months ended March 31, 2025, we purchased 2,035 of our common shares, valued at a share price of $2.68, from a former employee of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Distributions:
During the three months ended March 31, 2025, we paid a quarterly distribution to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$2,413
On April 10, 2025, we declared a quarterly distribution to common shareholders of record on April 22, 2025 of $0.01 per share, or approximately $2,413. We expect to pay this distribution on or about May 15, 2025 using cash on hand.
Note 8.  Segment Reporting
Our operating segments are based on our internal reporting structure and property type and are aligned with how our Chief Operating Decision Maker, or the CODM, reviews the operating results to allocate resources and assess segment performance. The CODM is our President and Chief Executive Officer. Our two reportable segments are Medical Office and Life Science Portfolio and SHOP. Our Medical Office and Life Science Portfolio segment primarily consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties primarily leased to biotech laboratories and other similar tenants. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities on our behalf.
The significant expense categories and amounts presented below align with the segment-level information that is regularly provided to our CODM. The CODM reviews operating and financial results, including net income (loss) and its components, to assess performance, allocate resources and guide strategic decisions. For further information regarding the accounting policies of our reportable segments, see Note 2 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report. The tables below present information about our segments.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2025
	Medical Office and Life Science Portfolio	SHOP	Total
Revenues:
Rental income	$49,763	$—	$49,763
Residents fees and services	—	328,306	328,306
Total segment revenues	49,763	328,306	378,069

Reconciliation of revenue:
Other revenue (1)			8,795
Total revenues			386,864

Less:
Senior living labor and benefits	—	162,404	162,404
Dietary	—	20,246	20,246
Utilities	3,602	19,578	23,180
Real estate taxes	5,834	12,070	17,904
Insurance	621	10,313	10,934
Other operating expenses (2)	12,850	66,867	79,717
Interest expense	2,253	66	2,319
Depreciation and amortization	17,321	48,635	65,956
Other segment items (3)	26,018	(8,786)	17,232
Segment loss	(18,736)	(3,087)	(21,823)

Reconciliation of segment loss:
Other income (1)			6,485
General and administrative			(9,000)
Acquisition and certain other transaction related costs			(24)
Gain on sale of properties			97,560
Interest and other income			2,099
Interest expense			(55,512)
Loss on modification or early extinguishment of debt			(29,071)
Income tax expense			(49)
Equity in net earnings of an investee			349
Net loss			$(8,986)
(1)Revenue and net income from our triple net leased wellness centers and senior living communities that are leased to third party operators, which we do not consider to be sufficiently material to constitute a separate reportable segment.
(2)Other operating expenses for each reportable segment include expenses such as management fees, repairs and maintenance, cleaning and other costs incurred in connection with the operation of our properties.
(3)Other segment items for each reportable segment include impairment of assets, gain (loss) on sale of properties, gain (loss) on modification or early extinguishment of debt, equity in net earnings (losses) of investees, interest and other income and gain on insurance recoveries, as applicable.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2024
	Medical Office and Life Science Portfolio	SHOP	Total
Revenues:
Rental income	$54,149	$—	$54,149
Residents fees and services	—	308,126	308,126
Total segment revenues	54,149	308,126	362,275

Reconciliation of revenue:
Other revenue (1)			8,501
Total revenues			370,776

Less:
Senior living labor and benefits	—	157,881	157,881
Dietary	—	20,519	20,519
Utilities	3,409	18,254	21,663
Real estate taxes	7,180	11,463	18,643
Insurance	734	11,207	11,941
Other operating expenses (2)	12,574	64,092	76,666
Interest expense	222	68	290
Depreciation and amortization	20,740	46,922	67,662
Other segment items (3)	16,403	—	16,403
Segment loss	(7,113)	(22,280)	(29,393)

Reconciliation of segment loss:
Other income (1)			5,739
General and administrative			(7,568)
Acquisition and certain other transaction related costs			(86)
Interest and other income			2,237
Interest expense			(57,286)
Income tax expense			(187)
Equity in net earnings of an investee			285
Net loss			$(86,259)
(1)Revenue and net income from our triple net leased wellness centers and senior living communities that are leased to third party operators, which we do not consider to be sufficiently material to constitute a separate reportable segment.
(2)Other operating expenses for each reportable segment include expenses such as management fees, repairs and maintenance, cleaning and other costs incurred in connection with the operation of our properties.
(3)Other segment items for each reportable segment include impairment of assets, gain (loss) on sale of properties, gain (loss) on modification or early extinguishment of debt, equity in net earnings (losses) of investees, interest and other income and gain on insurance recoveries, as applicable.

	As of March 31, 2025	As of December 31, 2024
Assets (1)
Medical Office and Life Science Portfolio	$1,474,576	$1,688,034
SHOP	3,046,342	3,084,101
All Other	474,925	364,870
Total assets	$4,995,843	$5,137,005
(1)See Note 3 for further information regarding additions to long-lived assets.

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
Our Senior Living Communities Managed by Five Star. Five Star managed 118 and 119 of our senior living communities as of March 31, 2025 and 2024, respectively. We lease our senior living communities that are managed by Five Star to our taxable REIT subsidiaries, or TRSs.
We incurred management fees payable to Five Star of $11,234 and $10,407 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, $10,639 and $9,998, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $595 and $409, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
Our Senior Living Communities Managed by Other Third Party Managers. Several other third party managers managed 113 and 111 of our senior living communities as of March 31, 2025 and 2024, respectively. We lease our senior living communities that are managed by these third party managers to our TRSs.
We incurred management fees payable to these third party managers of $6,334 and $5,725 for the three months ended March 31, 2025 and 2024, respectively. Additionally, we incurred incentive management fees to certain of our other third party operators of $351 and $0 during the three months ended March 31, 2025 and 2024, respectively. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended March 31,
Revenue from contracts with customers:	2025	2024
Basic housing and support services	$252,772	$243,655
Medicare and Medicaid programs	27,280	23,849
Private pay and other third party payer SNF services	48,254	40,622
Total residents fees and services	$328,306	$308,126
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
Business Management Agreements with RMR. Pursuant to our business management agreement and in accordance with GAAP, we accrued estimated incentive management fees during the three months ended March 31, 2025 and 2024. The actual amount of incentive management fees incurred for 2025, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2025, and will be payable to RMR in January 2026. We did not incur any incentive management fees for the year ended December 31, 2024.
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
For the three months ended March 31, 2025 and 2024, the business management fees, incentive management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Three Months Ended March 31,
	Financial Statement Line Item	2025	2024
Pursuant to business management agreement:
Business management fees	General and administrative expenses (1)	$3,809	$4,029
Incentive management fees	General and administrative expenses	2,407	849
Total		$6,216	$4,878

Pursuant to property management agreement (2):
Property management fees	Property operating expenses	$1,264	$1,538
Construction supervision fees	Building and improvements (3)	226	366
Total		$1,490	$1,904

Expense Reimbursement:
Property level expenses	General and administrative expenses	$50	$82
Property level expenses	Property operating expenses	3,741	3,646
Total		$3,791	$3,728
(1)The net business management fees we recognized for the three months ended March 31, 2025 and 2024 reflect a reduction of $744 for each of those periods for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)The net property management and construction supervision fees we recognized for the three months ended March 31, 2025 and 2024 reflect a reduction of $199 for each of those periods for the amortization of the liability we recorded in connection with our former investment in RMR Inc..
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
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star), and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and the sole director of AlerisLife. Christopher Bilotto, our other Managing Trustee and President and Chief Executive Officer, and Matthew Brown, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Jennifer Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR, an officer of ABP Trust and secretary of AlerisLife. Jeffrey Leer, the president and chief executive officer of AlerisLife, is an executive officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as the chair of the board and as a managing trustee of these companies. Other officers of RMR, including Ms. Clark and certain of our officers, serve as managing trustees or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. As of March 31, 2025, ABP Trust and Mr. Portnoy owned 9.8% of our outstanding common shares.
AlerisLife. On February 16, 2024, we exercised our purchase right in connection with ABP Trust's acquisition of AlerisLife in March 2023 and acquired, together with our applicable TRS, approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust, for a total purchase price of $15,459, including transaction related costs, and we, our applicable TRS, ABP Trust and AlerisLife entered into a stockholders agreement. Following this acquisition, ABP Trust owns the remaining approximate 66.0% of AlerisLife.
On February 14, 2025, AlerisLife paid an aggregate cash dividend of $50,000 to its stockholders. Our pro rata share of this cash dividend was $17,000.
See Note 9 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star).
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $4,056 as of March 31, 2025 and are included in other assets, net, in our condensed consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 10 for further information regarding those management agreements with RMR.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. We recognized rental income from RMR for this leased office space of $107 and $109 for the three months ended March 31, 2025 and 2024, respectively.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.
Note 12.  Derivatives and Hedging Activities
We are exposed to certain risks relating to our ongoing business operations, including the impact of changes in interest rates. The only risk currently managed by us using derivative instruments is our interest rate risk. As required under the applicable loan agreement, we have an interest rate cap agreement to manage our interest rate risk exposure on our $140,000 floating rate mortgage loan secured by 14 SHOP communities with interest payable at a rate equal to SOFR plus a premium of 2.50%. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we or our related parties may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Our interest rate cap agreement is designated as a cash flow hedge of interest rate risk and is measured on a recurring basis at fair value. See Notes 5 and 6 for further information regarding the debt our interest rate cap is related to and the fair value of our interest rate cap. The following table summarizes the terms of our outstanding interest rate cap agreement as of March 31, 2025:

Balance Sheet Line Item	Underlying Instrument	Maturity Date	Strike Rate	Notional Amount	Fair Value
Other assets, net	Floating rate mortgage loan	3/31/2028	4.50%	$140,000	$41
Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in cumulative other comprehensive income (loss) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in cumulative other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made, if any, on our applicable debt.
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income (loss) for the period shown:

Three Months Ended March 31, 2025
Amount of loss recognized on derivative in other comprehensive income (loss)	$(6)
Amount of gain (loss) reclassified from cumulative other comprehensive income (loss) into interest expense	$—
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income (loss)	$(57,831)
Note 13.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended March 31, 2025 and 2024, we recognized income tax expense of $49 and $187, respectively.
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
OVERVIEW
We are a REIT organized under Maryland law that primarily owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of March 31, 2025, we owned 343 properties located in 34 states and Washington, D.C., including 11 properties classified as held for sale and two closed senior living communities.
As of March 31, 2025, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 14.9 years.
We are encouraged by positive trends, including increases in rates, margins and occupancy, in our SHOP segment. Additionally, we expect that favorable supply and demand dynamics in the senior living industry will enable our managers to continue to grow occupancy and drive positive performance. While certain costs, primarily labor, insurance and food costs, have increased, we expect these cost increases to moderate, which will provide our managers the opportunity to increase rates in excess of increases in costs, resulting in improving returns to us.
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
We are closely monitoring the impacts of the current economic and market conditions on all aspects of our business, including, but not limited to, uncertainties surrounding interest rates and inflation, volatility in the public debt and equity markets, global geopolitical hostilities and tensions, economic uncertainties and tariffs, labor market conditions and changes in real estate utilization. We expect to experience continued variability in labor, insurance and food costs in our SHOP segment. Inflationary pressures in the United States, as well as global geopolitical instability and tensions, have given rise to uncertainty regarding potential disruptions in the financial markets. Continued or intensified disruptions in the financial markets could adversely affect our financial condition and that of our managers, operators and tenants, could adversely impact the ability or willingness of our managers, operators, tenants or residents to pay amounts owed to us, could impair our ability to effectively deploy our capital or realize our target returns on our investments, may restrict our access to, and would likely increase, our cost of capital, and may cause the values of our properties and of our securities to decline.
For further information and risks relating to these economic uncertainties and their impact on our business and financial condition, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors" in our Annual Report.
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio as of March 31, 2025 (dollars in thousands, except investment per square foot or unit data):

As of March 31, 2025	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets(1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit(2)	Q1 2025 Revenues	% of Q1 2025 Revenues	Q1 2025 NOI (3)	% of Q1 2025 NOI
SHOP	231	25,005	units	$4,639,619	67.8%	$185,548	$328,306	84.9%	$36,828	50.8%
Medical Office and Life Science Portfolio	93	7,619,667	sq. ft.	1,860,684	27.2%	$244	49,763	12.9%	26,856	37.0%
Triple net leased senior living communities	9	1,186	units	135,385	2.0%	$114,153	4,886	1.3%	4,886	6.7%
Wellness centers	10	812,246	sq. ft.	208,110	3.0%	$256	3,909	0.9%	3,968	5.5%
Total	343			$6,843,798	100.0%		$386,864	100.0%	$72,538	100.0%

	Occupancy
	As of and For the Three Months Ended March 31,
	2025	2024
Medical Office and Life Science Portfolio (4)	80.6%	82.9%
SHOP	80.2%	78.9%
Triple net leased senior living communities	100.0%	100.0%
Wellness centers	100.0%	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of rentable square feet or living units, as applicable.
(3)We calculate our net operating income, or NOI, on a consolidated basis and by reportable segment. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
(4)Medical office and life science property occupancy data includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
During the three months ended March 31, 2025, we entered into new and renewal leases in our Medical Office and Life Science Portfolio segment as summarized in the following table (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended March 31, 2025
	New Leases	Renewals	Total
Square feet leased during the quarter	120	25	145
Weighted average rental rate change (by rentable square feet)	22.0%	4.2%	18.4%
Weighted average lease term (years)	11.6	3.5	10.2
Total leasing costs and concession commitments (1)	$9,832	$291	$10,123
Total leasing costs and concession commitments per square foot (1)	$82.19	$11.61	$69.96
Total leasing costs and concession commitments per square foot per year (1)	$7.08	$3.31	$6.87
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
Lease Expiration Schedules
As of March 31, 2025, lease expirations in our Medical Office and Life Science Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	% of Total Leased Square Feet	Cumulative % of Total Leased Square Feet	Annualized Rental Income(1)	% of Total Annualized Rental Income	Cumulative % of Total Annualized Rental Income
2025	64	260,733	4.2%	4.2%	$9,207	4.7%	4.7%
2026	55	690,352	11.2%	15.4%	22,148	11.4%	16.1%
2027	68	763,673	12.4%	27.8%	19,741	10.1%	26.2%
2028	57	1,183,926	19.3%	47.1%	35,682	18.3%	44.5%
2029	63	604,784	9.8%	56.9%	18,820	9.7%	54.2%
2030	42	422,631	6.9%	63.8%	11,017	5.7%	59.9%
2031	20	812,092	13.2%	77.0%	23,016	11.8%	71.7%
2032	17	355,443	5.8%	82.8%	13,322	6.8%	78.5%
2033	14	361,308	5.9%	88.7%	15,173	7.8%	86.3%
2034 and thereafter	38	685,904	11.3%	100.0%	26,561	13.7%	100.0%
Total	438	6,140,846	100.0%		$194,687	100.0%

Weighted average remaining lease term (in years)		4.9			5.2
(1)Annualized rental income is based on rents pursuant to existing leases as of March 31, 2025, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.

As of March 31, 2025, lease expirations at our triple net leased wellness centers and senior living communities leased to third party operators were as follows (dollars in thousands):

Year		Number of Properties	Number of Units or Square Feet	Annualized Rental Income(1)	Percent of Total	Cumulative Percent of Total
2025		—	—	$—	—%	—%
2026		—	—	—	—%	—%
2027		4	533 units	4,659	15.8%	15.8%
2028		—	—	—	—%	15.8%
2029		1	155 units	547	1.9%	17.7%
2030		5	283 units and 129,600 sq. ft.	5,046	17.1%	34.8%
2031		—	—	—	—%	34.8%
2032		—	—	—	—%	34.8%
2033		1	215 units	5,177	17.6%	52.4%
2034 and thereafter		7	682,646 sq. ft.	14,068	47.6%	100.0%
Total	(2)	18		$29,497	100.0%

Weighted average remaining lease term (in years)			9.3	10.5
(1)Annualized rental income is based on rents pursuant to existing leases as of March 31, 2025. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.
(2)Excludes one closed senior living community classified as held for sale as of March 31, 2025.

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
We also report “All Other” operations, which consists of triple net leased wellness centers and senior living communities that are leased to third party operators from which we receive rents, which we do not consider to be sufficiently material to constitute a separate reportable segment, and any other income or expenses that are not attributable to a specific reportable segment.
The following table summarizes the results of operations of each of our segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenues:
Medical Office and Life Science Portfolio	$49,763	$54,149
SHOP	328,306	308,126
All Other	8,795	8,501
Total revenues	$386,864	$370,776

Net loss:
Medical Office and Life Science Portfolio	$(18,736)	$(7,113)
SHOP	(3,087)	(22,280)
All Other	12,837	(56,866)
Net loss	$(8,986)	$(86,259)
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended March 31, 2025 to the three months ended March 31, 2024. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
NOI by segment:
Medical Office and Life Science Portfolio	$26,856	$30,252	$(3,396)	(11.2)%
SHOP	36,828	24,710	12,118	49.0%
All Other	8,854	8,210	644	7.8%
Total NOI	72,538	63,172	9,366	14.8%

Depreciation and amortization	68,325	70,133	(1,808)	(2.6)%
General and administrative	9,000	7,568	1,432	18.9%
Acquisition and certain other transaction related costs	24	86	(62)	(72.1)%
Impairment of assets	38,472	12,142	26,330	nm
Gain (loss) on sale of properties	110,140	(5,874)	116,014	nm
Gain on insurance recoveries	7,522	—	7,522	nm
Interest and other income	2,099	2,237	(138)	(6.2)%
Interest expense	(57,831)	(57,576)	(255)	0.4%
Loss on modification or early extinguishment of debt	(29,071)	—	(29,071)	nm
Loss before income taxes and equity in net earnings of investees	(10,424)	(87,970)	77,546	(88.2)%
Income tax expense	(49)	(187)	138	(73.8)%
Equity in net earnings of investees	1,487	1,898	(411)	(21.7)%
Net loss	$(8,986)	$(86,259)	$77,273	(89.6)%
    nm - not meaningful
Medical Office and Life Science Portfolio:

	Comparable Properties (1)		All Properties
	As of March 31,		As of March 31,
	2025	2024	2025	2024
Total properties	85	85	93	102
Total square feet	6,534	6,529	7,620	8,487
Occupancy	90.1%	91.9%	80.6%	82.9%

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Rental income	$46,787	$46,094	$693	1.5%	$2,976	$8,055	$49,763	$54,149	$(4,386)	(8.1)%
Property operating expenses	(19,952)	(19,384)	568	2.9%	(2,955)	(4,513)	(22,907)	(23,897)	(990)	(4.1)%
NOI	$26,835	$26,710	$125	0.5%	$21	$3,542	$26,856	$30,252	$(3,396)	(11.2)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2024; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income increased at our comparable properties primarily due to increases in property operating expense reimbursements at certain of our properties and a termination fee totaling $600 paid during the three months ended March 31, 2025 by a former tenant at one of our properties. This space was subsequently re-leased to another tenant in April 2025. The increase in rental income at our comparable properties was partially offset by decreased transient parking at one of our properties. Rental income decreased at our non-comparable properties primarily due to dispositions since January 1, 2024 and vacancies at two of our properties classified as held for sale.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses at our comparable properties is primarily due to an increase in snow removal expenses, repairs and maintenance and utilities due to increases in usage and rates at certain of our properties. The increases in property operating expenses at our comparable properties were partially offset by a decrease in real estate taxes at certain of our properties due to refunds realized and a reduction in assessed values as a result of successful appeals during the three months ended March 31, 2025. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since January 1, 2024.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024
Total properties	207	207	231	232
Number of units	22,774	22,774	25,005	25,220
Occupancy	81.1%	80.0%	80.2%	78.9%
Average monthly rate (2)	$5,303	$5,074	$5,413	$5,165

	Three Months Ended March 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Residents fees and services	$296,652	$278,432	$18,220	6.5%	$31,654	$29,694	$328,306	$308,126	$20,180	6.5%
Property operating expenses	(258,284)	(251,434)	6,850	2.7%	(33,194)	(31,982)	(291,478)	(283,416)	8,062	2.8%
NOI	$38,368	$26,998	$11,370	42.1%	$(1,540)	$(2,288)	$36,828	$24,710	$12,118	49.0%
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since January 1, 2024; excludes communities classified as held for sale, closed or out of service, if any.
(2)Average monthly rate reflects the average monthly residents fees and services per occupied unit for the period presented. The average monthly rate is calculated based on the actual number of days during the period.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities as shown in the table above. The activity for our non-comparable properties primarily reflects the five communities classified as held for sale as of March 31, 2025 and the 13 communities transitioned to an existing third party manager during the 2024 period.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of community level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, management fees as a result of higher revenues, utilities, marketing, real estate taxes and other direct costs, partially offset by reduced insurance costs due to a reduction in premiums. The activity for our non-comparable properties primarily reflects the five communities classified as held for sale as of March 31, 2025 and the 13 communities transitioned to an existing third party manager during the 2024 period.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.

All Other(1):

	Comparable Properties (2)				All Properties
	As of and For the Three Months Ended March 31,				As of and For the Three Months Ended March 31,
	2025		2024		2025		2024
Total properties:
Triple net leased senior living communities	8		8		9		27
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.73	x	1.75	x	1.73	x	1.49 x
Wellness centers (3)	2.51	x	2.39	x	2.51	x	1.67 x

	Three Months Ended March 31,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Rental income	$7,120	$6,315	$805	12.7%	$1,675	$2,186	$8,795	$8,501	$294	3.5%
Property operating expenses	59	(250)	(309)	(123.6)%	—	(41)	59	(291)	(350)	(120.3)%
NOI	$7,179	$6,065	$1,114	18.4%	$1,675	$2,145	$8,854	$8,210	$644	7.8%
(1)All Other operations consist of all of our other operations, including certain wellness centers and senior living communities that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reportable segment, and any other income or expenses that are not attributable to a specific reportable segment.
(2)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since January 1, 2024; excludes properties classified as held for sale, if any.
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
Rental income. Rental income increased at our comparable properties primarily due to new leases for one of our wellness center tenants. The activity for our non-comparable properties primarily reflects the 18 triple net leased senior living communities that we sold in February 2025.
Property operating expenses. Property operating expenses consist of real estate taxes, insurance and other expenses that are not paid directly by our tenants. The decrease in property operating expenses for our comparable properties primarily reflects real estate taxes and other expenses paid directly by our tenants during the three months ended March 31, 2025, which were previously paid by us during prior periods.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to dispositions since January 1, 2024 and certain depreciable assets becoming fully depreciated, partially offset by the purchase of capital improvements at certain of our properties.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to $2,407 of estimated incentive management fees that we recognized for the three months ended March 31, 2025, compared to $849 for the three months ended March 31, 2024, as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period.
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
Gain (loss) on sale of properties. For information regarding gain (loss) on sale of properties, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain on insurance recoveries. During the three months ended March 31, 2025, we recognized a gain on insurance recoveries related to cash received from our insurance provider in excess of our losses for a claim that was finalized. For further information regarding this gain on insurance recoveries, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The decrease in interest and other income is primarily due to lower average invested cash balances during the three months ended March 31, 2025 compared to the 2024 period.
Interest expense. Interest expense increased primarily due to the execution of a $120,000 mortgage loan in May 2024 at a fixed interest rate of 6.864% per annum and an increase in the discount accretion for our senior secured notes due 2026. During the three months ended March 31, 2025 and 2024, we recognized discount accretion of $22,122 and $20,659, respectively, for our senior secured notes due 2026. These increases were partially offset by the redemption during 2024 of an aggregate $120,000 of our outstanding 9.75% senior unsecured notes due 2025.
Loss on modification or early extinguishment of debt. During the three months ended March 31, 2025 we recorded a loss on early extinguishment of debt in connection with the partial redemption of an aggregate $299,158 of our outstanding senior secured notes due 2026.
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

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of the applicable rules of the Securities and Exchange Commission, or the SEC, including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three months ended March 31, 2025 and 2024. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of properties, equity in net earnings or losses of investees, loss on impairment of real estate assets, gains or losses on equity securities, net, if any, and including adjustments to reflect our proportionate share of FFO of our equity method investees, plus real estate depreciation and amortization of consolidated properties, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below, including similar adjustments for our unconsolidated joint ventures, if any, and incentive management fees, if any. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
Our calculations of FFO and Normalized FFO for the three months ended March 31, 2025 and 2024 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	Three Months Ended March 31,
	2025	2024
Net loss	$(8,986)	$(86,259)
Depreciation and amortization	68,325	70,133
(Gain) loss on sale of properties	(110,140)	5,874
Impairment of assets	38,472	12,142
Equity in net earnings of investees	(1,487)	(1,898)
Share of FFO from unconsolidated joint ventures	2,737	2,014
Adjustments to reflect our share of FFO attributable to an equity method investment	1,073	582
FFO	(10,006)	2,588

Incentive management fees (1)	2,407	849
Acquisition and certain other transaction related costs	24	86
Gain on insurance recoveries	(7,522)	—
Loss on modification or early extinguishment of debt	29,071	—
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	331	—
Normalized FFO	$14,305	$3,523

Weighted average common shares outstanding (basic and diluted)	239,957	239,193

Per common share data (basic and diluted):
Net loss	$(0.04)	$(0.36)
FFO	$(0.04)	$0.01
Normalized FFO	$0.06	$0.01
Distributions declared	$0.01	$0.01
(1)Incentive management fees are estimated and accrued for during the applicable measuring period. Actual incentive management fees will be calculated based on common share total return, as defined in our business management agreement, for the three-year period ending December 31 for the applicable calendar year, are included in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss) and will be payable to RMR in January of the following calendar year. In calculating net income (loss) in accordance with GAAP, we recognize estimated incentive management fees expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income (loss), we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, when the amount of the incentive management fees expense for the calendar year, if any, is determined.
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net loss to NOI for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Reconciliation of Net Loss to NOI:
Net loss	$(8,986)	$(86,259)

Equity in net earnings of investees	(1,487)	(1,898)
Income tax expense	49	187
Loss before income taxes and equity in net earnings of investees	(10,424)	(87,970)
Loss on modification or early extinguishment of debt	29,071	—
Interest expense	57,831	57,576
Interest and other income	(2,099)	(2,237)
Gain on insurance recoveries	(7,522)	—
(Gain) loss on sale of properties	(110,140)	5,874
Impairment of assets	38,472	12,142
Acquisition and certain other transaction related costs	24	86
General and administrative	9,000	7,568
Depreciation and amortization	68,325	70,133
Total NOI	$72,538	$63,172

Medical Office and Life Science Portfolio NOI	$26,856	$30,252
SHOP NOI	36,828	24,710
All Other NOI	8,854	8,210
Total NOI	$72,538	$63,172
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)
Our principal sources of cash to meet operating and capital expenses, pay our debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our leased properties, residents fees and services revenues from our managed communities and proceeds from the disposition of certain properties. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations and make distributions to our shareholders for at least the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:
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

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents and restricted cash at beginning of period	$149,854	$246,961
Net cash provided by (used in):
Operating activities	(3,243)	28,602
Investing activities	291,093	(58,839)
Financing activities	(131,049)	(8,561)
Cash and cash equivalents and restricted cash at end of period	$306,655	$208,163
Our Operating Liquidity and Resources
We generally receive minimum rents from tenants at our medical office and life science properties, triple net leased wellness centers and senior living communities monthly, we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly and we receive percentage rents from tenants at certain of our triple net senior living communities monthly, quarterly or annually.
The change in cash (used in) provided by operating activities for the three months ended March 31, 2025 compared to the prior period was primarily due to the accreted interest of $34,700 paid during the 2025 period as a result of the partial redemption of our outstanding senior secured notes due 2026.
Our Investing Liquidity and Resources
The change in cash provided by (used in) investing activities for the three months ended March 31, 2025 compared to the prior period was primarily due to an increase in proceeds from the sale of properties, a $17,000 cash dividend paid to us by AlerisLife, our purchase on February 16, 2024 of approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the tender offer price of $1.31 per share for a total purchase price, including transaction related costs, of $15,459 and a decrease in real estate improvements. These changes were partially offset by $5,800 of contributions made to the Seaport JV.

The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented:

	Three Months Ended March 31,
	2025	2024
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	$3,847	$6,029
Building improvements (2)	1,524	919
Recurring capital expenditures - Medical Office and Life Science Portfolio	5,371	6,948
Wellness centers lease related costs (1)	—	6,923
SHOP fixed assets and capital improvements	21,115	10,091
Total recurring capital expenditures	$26,486	$23,962

Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	$—	$713
Development, redevelopment and other activities - SHOP (3)	5,568	1,189
Total development, redevelopment and other activities	$5,568	$1,902

Capital expenditures by segment:
Medical Office and Life Science Portfolio	$5,371	$7,661
SHOP	26,683	11,280
All Other - wellness centers	—	6,923
Total capital expenditures	$32,054	$25,864
(1)Includes capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space and other leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes capital expenditures to replace obsolete building components that extend the useful life of existing assets or other improvements to increase the marketability of the property.
(3)Includes capital expenditures that reposition a property or result in change of use or new sources of revenue.
We generally plan to continue investing capital in our properties, including redevelopment projects, to better position these properties in their respective markets in order to increase our returns in future years.
As of March 31, 2025, we had estimated unspent leasing related obligations at our medical office and life science properties of approximately $28,429, of which we expect to spend approximately $23,627 during the next 12 months. We expect to fund these obligations using operating cash flows, cash on hand, proceeds from the disposition of certain properties and future financing activities.
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
During the three months ended March 31, 2025, we sold 24 properties for an aggregate sales price of $320,825, excluding closing costs. Subsequent to March 31, 2025, we sold one property for a sales price of $11,150, excluding closing costs. As of May 2, 2025, we had 19 properties under agreements or letters of intent to sell for an aggregate sales price of $115,773, excluding closing costs. The net proceeds from the sales of two of these properties, which have an expected aggregate sales price, excluding closing costs, of $13,118, are required to be used to partially redeem our outstanding senior secured notes due 2026, if the sales of such properties are completed. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result. For further information regarding our dispositions, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On February 14, 2025, AlerisLife paid an aggregate cash dividend of $50,000 to its stockholders. Our pro rata share of this cash dividend was $17,000.
Our Financing Liquidity and Resources
The change in cash used in financing activities for the three months ended March 31, 2025 compared to the prior period was primarily due to the partial redemption of our outstanding senior secured notes due 2026, partially offset by our execution of a $140,000 mortgage loan in the 2025 period.
As of March 31, 2025, we had $302,577 of cash and cash equivalents. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
During the three months ended March 31, 2025, we paid a quarterly cash distribution to our shareholders totaling approximately $2,413 using existing cash balances. On April 10, 2025, we declared a quarterly distribution payable to common shareholders of record on April 22, 2025 in the amount of $0.01 per share, or approximately $2,413. We expect to pay this distribution on or about May 15, 2025 using cash on hand. For further information regarding the distribution we paid during 2025, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our $641,376 in outstanding senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. No cash interest will accrue on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year. We have a one-time option to extend the maturity date of these senior secured notes by one year, to January 15, 2027, subject to satisfaction of certain conditions and payment of an extension fee. If we exercise this option, interest payments will be due semiannually during the extension period at an initial interest rate of 11.25% with increases of 50 basis points every 90 days these senior secured notes remain outstanding. We are currently under letters of intent to sell two additional properties securing our senior secured notes due 2026 for an aggregate sales price of $13,118, excluding closing costs. The net proceeds from these sales are required to be used to partially redeem these senior secured notes, if these sales are completed.
In March 2025, we executed a $140,000 floating rate mortgage loan secured by 14 SHOP communities. This mortgage loan matures in March 2028 and requires that interest be paid at an annual rate of SOFR plus a premium of 2.50% with interest-only payments through March 2027, and we have two six-month extension options of the interest-only period, subject to satisfaction of certain conditions. In connection with this mortgage loan, we have purchased an interest rate cap with a SOFR strike rate equal to 4.50% pursuant to the terms of the applicable loan agreement. The net proceeds from this mortgage loan were approximately $136,228 after deducting estimated closing costs, and in April 2025, we used these proceeds and cash on hand to partially redeem $140,000 of our then outstanding 9.75% senior unsecured notes due 2025.
In April 2025, we executed a $108,873 fixed rate mortgage loan secured by seven SHOP communities. This mortgage loan matures in May 2035 and requires that interest be paid at an annual rate of 6.22%, with interest-only payments through May 2030. Also in April 2025, we provided notice to the holders of our 9.75% senior unsecured notes due June 2025 to redeem $140,000 of these notes in May 2025 using these loan proceeds and cash on hand. Additionally, we have executed term sheets with additional lenders for expected aggregate proceeds of $94,030 for loans that will be secured by an aggregate of six SHOP communities. We intend to use these proceeds and cash on hand to fully redeem the remaining outstanding principal amount of our 9.75% senior unsecured notes due in June 2025, which is our next significant debt maturity. The closings of the additional loans are subject to conditions; accordingly, we cannot be sure if we will close such loans for the expected proceeds or at all or that these closings will not be delayed.
For further information regarding our outstanding debt, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Debt Covenants (dollars in thousands)
Our principal debt obligations at March 31, 2025 were: (1) $1,980,000 outstanding principal amount of senior unsecured notes; (2) $641,376 outstanding principal amount of senior secured notes; and (3) $267,044 aggregate principal amount of mortgage notes (excluding discounts, premiums and net debt issuance costs) secured by 23 properties. For further information regarding our indebtedness, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior notes are governed by our senior notes indentures and their supplements. Our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. As of March 31, 2025, we believe we were in compliance with all of the covenants under our senior notes indentures and their supplements and our other debt obligations. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns or a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy our debt covenants and conditions.
Our senior notes indentures and their supplements do not contain provisions for acceleration which could be triggered by our debt ratings. See "—Our Financing Liquidity and Resources" above for information regarding recent changes to our issuer credit rating and senior debt ratings.
Our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $20,000 ($50,000 or more in the case of our senior notes indentures and supplements entered in February 2016, February 2018, June 2020, February 2021 and December 2023).
The loan agreements governing the aggregate $620,000 secured debt financing related to the Seaport JV contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. We no longer include this $620,000 of secured debt financing in our condensed consolidated balance sheet following the deconsolidation of the net assets of this joint venture; however, we continue to provide certain guaranties on this debt. The debt secured by the properties included in the LSMD JV in which we own a 20% equity interest is guaranteed by this joint venture and is non-recourse to us.
Supplemental Guarantor Information (dollars in thousands)
On May 28, 2020, we issued $1,000,000 of our 9.75% senior notes due 2025. We subsequently redeemed $500,000, $120,000 and $140,000 of this debt during 2022, 2024 and 2025 respectively, with $240,000 remaining outstanding as of May 2, 2025. On February 3, 2021, we issued $500,000 of our 4.375% senior notes due 2031. As of March 31, 2025, all $380,000 of our 9.75% senior notes due 2025 and all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor:

	March 31, 2025	December 31, 2024
Real estate properties, net	$3,089,969	$3,147,884
Other assets, net	514,901	372,868
Total assets	$3,604,870	$3,520,752

Indebtedness, net	$2,530,310	$2,783,826
Other liabilities	216,224	234,321
Total liabilities	$2,746,534	$3,018,147

Three Months Ended March 31, 2025
Revenues	$311,706
Expenses	$369,792
Loss from continuing operations	$(132,199)
Net loss	$(130,761)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them. For further information about these and other such relationships and related person transactions, see Notes 9, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.

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
A discussion of our critical accounting estimates is included in our Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2024.
Impact of Government Reimbursement
For the three months ended March 31, 2025, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives, including fixed rate debt, and employing derivative instruments, including interest rate caps, to limit our exposure to increasing interest rates. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Floating Rate Debt
As of March 31, 2025, our outstanding floating rate debt consisted of the following:

	Principal	Annual	Annual	Maturity	Interest Payments
Debt	Balance	Interest Rate (1)	Interest Expense	Date	Due
Floating rate mortgage loan	$140,000	6.82%	$9,681	3/31/2028	Monthly
(1)The annual interest rate is the rate stated in the applicable contract, as adjusted by our interest rate cap.
Our $140,000 floating rate mortgage loan is subject to two, one-year extension options and requires that interest be paid at an annual rate of SOFR plus a premium of 2.50%. We are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In connection with this mortgage loan, to hedge our exposure to risks related to changes in SOFR and pursuant to the terms of the applicable loan agreement, we have purchased an interest rate cap with a SOFR strike rate equal to 4.50%.

In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2025, including the impact of our interest rate cap:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest rate	Outstanding Debt	Expense Per Year	Per Share Impact (1)
As of March 31, 2025	6.82%	$140,000	$9,681	$(0.04)
One percentage point increase (2)	7.00%	$140,000	$9,936	$(0.04)
(1)Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2025.
(2)A one percentage point increase in interest rates would be capped at 7.00% for our floating rate debt as a result of our 4.50% interest rate cap purchased for our $140,000 floating rate mortgage loan. However, a one percentage point increase in the interest rate of our floating rate debt to 7.82% at March 31, 2025 would result in total floating rate interest expense per year of $11,107 and a decrease in annual earnings per share of $0.05.
The foregoing table shows the impact of an immediate one percentage point change in floating interest rates, including the impact of our interest rate cap. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur and the impact, if any, of interest rate caps we may purchase. Generally, if interest rates were to change gradually over time, the impact would be spread over time.
Fixed Rate Debt
There have been no material changes to market interest rate risks associated with our fixed rate debt during the three months ended March 31, 2025. For a discussion of market interest rate risks associated with our fixed rate debt, see "Quantitative and Qualitative Disclosures About Market Risk" included in Part II, Item 7A of our Annual Report.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our efforts to manage costs and increase occupancy at our SHOP communities; demand for medical office and life science leased space; our future leasing activity; market demand and supply for healthcare services for older adults and senior living communities; expected costs related to the transition of certain senior living communities; our leverage; the sufficiency of our liquidity; our liquidity needs and sources; our redemptions of notes; our ability to complete the debt financings we have executed term sheets for, and to obtain additional debt financing; our capital expenditure plans and commitments; the transition of operations at certain of our senior living communities to new managers; our acquisitions and our pending or potential property dispositions; our redevelopment, repositioning and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The impact of unfavorable market and commercial real estate industry conditions due to possible reduced demand for healthcare related space and senior living communities, uncertainties surrounding interest rates, wage and commodity price inflation, supply chain disruptions, volatility in the public debt and equity markets, effects of or changes to tariffs or trading policies, pandemics, geopolitical instability and tensions, economic uncertainties, labor market conditions or changes in real estate utilization, among other things, on us and our managers and other operators and tenants,
•Our senior living operators' abilities to successfully and profitably operate the communities they manage for us,
•The continuing impact of changing market practices on us and our managers and other operators and tenants, such as delayed recovery of the senior housing industry, reduced demand for leased medical office, life science and other space of ours and residencies at senior living communities, and increased operating costs,
•The financial strength of our managers and other operators and tenants,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our tenants and residents will pay rent or be negatively impacted by continuing unfavorable market and commercial real estate industry conditions,
•Our managers' abilities to increase or maintain rates charged to residents of our senior living communities and manage operating costs for those communities,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our ability to increase rents when our leases expire or renew,
•Costs we incur and concessions we grant to lease our properties,
•Risk and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of inflation, cost overruns, tariffs, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants and residents,

•Our ability to effectively raise and balance our use of debt and equity capital,
•Our ability to purchase cost effective interest rate caps,
•Our ability to comply with the financial covenants under our debt agreements,
•Our ability to make required payments on our debt,
•Our ability to maintain sufficient liquidity and otherwise manage leverage,
•Our credit ratings,
•Our ability to sell properties at prices or returns we target, and the timing of such sales,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, or enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Our ability to acquire, develop, redevelop or reposition properties that realize our targeted returns,
•Non-performance by the counterparties to our interest rate cap,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•The ability of RMR to successfully manage us,
•Competition in the real estate industry, particularly in those markets in which our properties are located,
•Government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Exposure to litigation and regulatory and government proceedings due to the nature of the senior living and other health and wellness related service businesses,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, ABP Trust, AlerisLife and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended March 31, 2025:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 - March 31, 2025	2,035	$2.68	—	$—
Total	2,035	$2.68	—	$—

(1) This common share withholding and purchase was made to satisfy tax withholding and payment obligations of a former employee of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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

10.1	Form of Indemnification Agreement. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-280352.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Letter Agreement, dated March 28, 2025, between the Company and AlerisLife Inc., regarding Amended and Restated Master Management Agreement. (Filed herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED HEALTHCARE TRUST

	By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Executive Officer

Dated: May 5, 2025

	By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: May 5, 2025