Form 10-Q
period 2025-06-30
DIVERSIFIED HEALTHCARE TRUST
filed 2025-08-04
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of August 1, 2025: 241,414,357

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

June 30, 2025

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Real estate properties:
Land	$592,297	$605,973
Buildings and improvements	5,691,305	5,817,279
Total real estate properties, gross	6,283,602	6,423,252
Accumulated depreciation	(2,129,963)	(2,082,777)
Total real estate properties, net	4,153,639	4,340,475

Investments in unconsolidated joint ventures	139,151	126,859
Assets of properties held for sale	96,919	276,270
Cash and cash equivalents	141,769	144,584
Restricted cash	6,812	5,270
Equity method investment	8,418	24,590
Acquired real estate leases and other intangible assets, net	23,131	26,300
Other assets, net	186,602	192,657
Total assets	$4,756,441	$5,137,005

Liabilities and Equity
Secured revolving credit facility	$—	$—
Senior secured notes, net	600,235	826,974
Senior unsecured notes, net	1,579,327	1,957,319
Secured debt and finance leases, net	456,948	126,611
Liabilities of properties held for sale	5,579	6,024
Accrued interest	23,405	23,092
Other liabilities	235,974	238,142
Total liabilities	2,901,468	3,178,162

Commitments and contingencies

Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 241,420,341 and 241,271,703 shares issued and outstanding, respectively	2,414	2,413
Additional paid in capital	4,621,858	4,620,313
Cumulative net income	1,307,398	1,408,023
Cumulative other comprehensive income (loss)	18	(17)
Cumulative distributions	(4,076,715)	(4,071,889)
Total equity	1,854,973	1,958,843
Total liabilities and equity	$4,756,441	$5,137,005

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$55,167	$62,870	$113,725	$125,520
Residents fees and services	327,545	308,522	655,851	616,648
Total revenues	382,712	371,392	769,576	742,168

Expenses:
Property operating expenses	312,580	304,065	626,906	611,669
Depreciation and amortization	66,266	68,357	134,591	138,490
General and administrative	11,177	6,262	20,177	13,830
Acquisition and certain other transaction related costs	75	1,826	99	1,912
Impairment of assets	30,993	6,545	69,465	18,687
Total expenses	421,091	387,055	851,238	784,588

(Loss) gain on sale of properties	(7,429)	(13,213)	102,711	(19,087)
Gain on insurance recoveries	—	—	7,522	—
Interest and other income	2,982	2,403	5,081	4,640
Interest expense (including net amortization of debt discounts, premiums and issuance costs of $19,886, $25,591, $45,973 and $50,454, respectively)	(50,926)	(58,702)	(108,757)	(116,278)
Loss on modification or early extinguishment of debt	(126)	(209)	(29,197)	(209)
Loss before income taxes and equity in net earnings (losses) of investees	(93,878)	(85,384)	(104,302)	(173,354)
Income tax expense	(843)	(170)	(892)	(357)
Equity in net earnings (losses) of investees	3,082	(12,307)	4,569	(10,409)
Net loss	$(91,639)	$(97,861)	$(100,625)	$(184,120)

Other comprehensive income (loss):
Equity in unrealized gains (losses) of an investee	25	(22)	52	(26)
Unrealized loss on derivative	(11)	—	(17)	—
Other comprehensive income (loss)	14	(22)	35	(26)
Comprehensive loss	$(91,625)	$(97,883)	$(100,590)	$(184,146)

Weighted average common shares outstanding (basic and diluted)	240,132	239,326	240,045	239,259

Per common share amounts (basic and diluted):
Net loss	$(0.38)	$(0.41)	$(0.42)	$(0.77)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Equity
Balance at December 31, 2024:	241,271,703	$2,413	$4,620,313	$1,408,023	$(17)	$(4,071,889)	$1,958,843
Net loss	—	—	—	(8,986)	—	—	(8,986)
Other comprehensive income	—	—	—	—	21	—	21
Distributions	—	—	—	—	—	(2,413)	(2,413)
Share grants	33,582	—	605	—	—	—	605
Share repurchases	(2,035)	—	(6)	—	—	—	(6)
Share forfeitures	(35,431)	—	(13)	—	—	—	(13)
Balance at March 31, 2025:	241,267,819	2,413	4,620,899	1,399,037	4	(4,074,302)	1,948,051
Net loss	—	—	—	(91,639)	—	—	(91,639)
Other comprehensive income	—	—	—	—	14	—	14
Distributions	—	—	—	—	—	(2,413)	(2,413)
Share grants	203,987	2	1,067	—	—	—	1,069
Share repurchases	(38,908)	(1)	(102)	—	—	—	(103)
Share forfeitures	(12,557)	—	(6)	—	—	—	(6)
Balance at June 30, 2025:	241,420,341	$2,414	$4,621,858	$1,307,398	$18	$(4,076,715)	$1,854,973

Balance at December 31, 2023:	240,423,898	$2,405	$4,618,470	$1,778,278	$—	$(4,062,262)	$2,336,891
Net loss	—	—	—	(86,259)	—	—	(86,259)
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Distributions	—	—	—	—	—	(2,404)	(2,404)
Share grants	—	—	558	—	—	—	558
Share repurchases	(30,176)	(1)	(78)	—	—	—	(79)
Balance at March 31, 2024:	240,393,722	2,404	4,618,950	1,692,019	(4)	(4,064,666)	2,248,703
Net loss	—	—	—	(97,861)	—	—	(97,861)
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Distributions	—	—	—	—	—	(2,404)	(2,404)
Share grants	259,259	3	937	—	—	—	940
Share repurchases	(17,511)	(1)	(41)	—	—	—	(42)
Share forfeitures	(16,000)	—	—	—	—	—	—
Balance at June 30, 2024:	240,619,470	$2,406	$4,619,846	$1,594,158	$(26)	$(4,067,070)	$2,149,314
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(100,625)	$(184,120)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	134,591	138,490
Net amortization of debt discounts, premiums and issuance costs	45,973	50,454
Payment of accreted interest on senior secured notes	(34,700)	—
Straight line rental income	(309)	(947)
Amortization of acquired real estate leases and other intangible assets, net	54	57
Loss on modification or early extinguishment of debt	29,197	209
Impairment of assets	69,465	18,687
(Gain) loss on sale of properties	(102,711)	19,087
Gain on insurance recoveries	(7,522)	—
Other non-cash adjustments, net	(231)	(387)
Unconsolidated joint venture distributions	—	1,231
Equity in net (earnings) losses of investees	(4,569)	10,409
Change in assets and liabilities:
Deferred leasing costs, net	(2,690)	(1,106)
Other assets	11,427	23,643
Accrued interest	313	380
Other liabilities	12,114	(3,193)
Net cash provided by operating activities	49,777	72,894

Cash flows from investing activities:
Real estate improvements	(73,831)	(87,720)
Proceeds from sale of properties, net	334,108	7,318
Investment in AlerisLife Inc.	—	(15,459)
Equity method investment distribution	17,000	—
Contributions to unconsolidated joint ventures	(8,500)	—
Proceeds from insurance recoveries	1,308	170
Purchase of interest rate cap	(47)	—
Net cash provided by (used in) investing activities	270,038	(95,691)

Cash flows from financing activities:
Proceeds from mortgage notes payable	343,157	120,000
Redemption of senior secured notes	(238,555)	—
Redemption of senior unsecured notes	(380,000)	(60,000)
Repayment of other debt	(1,659)	(1,586)
Early extinguishment of debt settled in cash	(25,903)	—
Payment of debt issuance costs	(13,193)	(7,564)
Repurchase of common shares	(109)	(121)
Distributions to shareholders	(4,826)	(4,808)
Net cash (used in) provided by financing activities	(321,088)	45,921

(Decrease) increase in cash and cash equivalents and restricted cash	(1,273)	23,124
Cash and cash equivalents and restricted cash at beginning of period	149,854	246,961
Cash and cash equivalents and restricted cash at end of period	$148,581	$270,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Interest paid (1)	$97,171	$65,444
Income taxes paid	$626	$484

Non-cash investing activities:
Real estate improvements accrued, not paid	$13,708	$16,355
(1)Includes $34,700 of accreted interest paid during the six months ended June 30, 2025 on our senior secured notes due 2026.
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of June 30,
	2025	2024
Cash and cash equivalents	$141,769	$265,563
Restricted cash (1)	6,812	4,522
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$148,581	$270,085
(1)Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties.

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
Note 3.  Real Estate and Other Investments
As of June 30, 2025, we owned 341 properties located in 34 states and Washington, D.C., including 21 properties classified as held for sale and one closed senior living community, and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states.
Dispositions:
The table below represents the sale prices, excluding closing costs, of our dispositions for the six months ended June 30, 2025. We do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	State	Type of Property	Number of Properties	Sales Price	Gain (Loss) on Sale
January 2025	Delaware	Senior Living (SHOP)	1	$2,900	$1,263
January 2025	California	Life Science (1)	3	159,025	9,723
February 2025	Arizona	Life Science	1	16,800	65
February 2025	Various	Senior Living (1)	18	135,000	97,560
March 2025	Connecticut	Medical Office (1)	1	7,100	1,529
May 2025	Tennessee	Senior Living (SHOP)	1	11,150	(5,261)
May 2025	Missouri	Medical Office	1	5,250	(2,168)
			26	$337,225	$102,711
(1)We used aggregate net proceeds of $299,158 from the sales of these properties to partially redeem our outstanding senior secured notes due 2026.

As of June 30, 2025, we had 21 properties classified as held for sale in our condensed consolidated balance sheet as follows:

Segment	Number of Properties	Real Estate Properties, Net
SHOP	15	$69,610
Medical Office and Life Science (1)	5	18,734
All Other	1	2,246
	21	$90,590
(1)The net proceeds from the sale of two of these properties are required to be used to partially redeem our outstanding senior secured notes due 2026, if the sales of those properties are completed. We expect to sell these properties during the fourth quarter of 2025 for an aggregate sales price of $13,118, excluding closing costs.

Subsequent to June 30, 2025, we sold three properties for an aggregate sales price of $8,800, excluding closing costs. As of August 1, 2025, we had 49 properties under agreements or letters of intent to sell for an aggregate sales price of $279,923, excluding closing costs. The net proceeds from the sales of 11 of these properties, which have an expected aggregate sales price of $90,588, excluding closing costs, are required to be used to partially redeem our outstanding senior secured notes due 2026, if the sales of such properties are completed. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties, and we may incur losses on any such sales as a result.
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
During the six months ended June 30, 2025, we recorded impairment charges of $52,266 to adjust the carrying value of 10 medical office properties to their estimated fair values. We sold one of these properties during the six months ended June 30, 2025. Four of these properties were classified as held for sale in our condensed consolidated balance sheet as of June 30, 2025.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Subsequent to June 30, 2025, we sold two of these 10 properties, and as of August 1, 2025, seven properties were under agreements or letters of intent to sell. During the six months ended June 30, 2025, we also recorded impairment charges of $17,199 to adjust the carrying value of 10 senior living communities in our senior housing operating portfolio, or SHOP, to their estimated fair values. These communities were classified as held for sale in our condensed consolidated balance sheet as of June 30, 2025.
Investments and Capital Expenditures:
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SHOP fixed assets and capital improvements	$24,283	$21,623	$45,398	$31,714
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	3,528	6,409	7,375	12,438
Building improvements (2)	1,518	1,852	3,042	2,771
Recurring capital expenditures - Medical Office and Life Science Portfolio	5,046	8,261	10,417	15,209
Wellness centers lease related costs (1)	—	4,591	—	11,514
Total recurring capital expenditures	$29,329	$34,475	$55,815	$58,437

Development, redevelopment and other activities - SHOP (3)	$4,660	$5,705	$10,228	$6,894
Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	—	1,112	—	1,825
Total development, redevelopment and other activities	$4,660	$6,817	$10,228	$8,719

Capital expenditures by segment:
SHOP	$28,943	$27,328	$55,626	$38,608
Medical Office and Life Science Portfolio	5,046	9,373	10,417	17,034
All Other - wellness centers	—	4,591	—	11,514
Total capital expenditures	$33,989	$41,292	$66,043	$67,156
(1)Includes capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space and other leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes capital expenditures to replace obsolete building components that extend the useful life of existing assets or other improvements to increase the marketability of the property.
(3)Includes capital expenditures that reposition a property or result in change of use or new sources of revenue.
Equity Method Investments in Unconsolidated Joint Ventures:
As of June 30, 2025, we had equity investments in unconsolidated joint ventures as follows:

Equity Method Investments in Joint Venture	DHC Ownership	DHC Carrying Value of Investment at June 30, 2025	Number of Properties	State	Square Feet
Seaport Innovation LLC	10%	$94,415	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	44,736	10	CA, MA, NY, TX, WA	1,068,763
		$139,151	11		2,203,242

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The following table provides a summary of the mortgage debts of these joint ventures as of June 30, 2025:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2) (3)	3.53%	11/6/2028	$620,000
Mortgage Notes Payable (secured by nine properties in five states) (4)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (4) (5)	6.21%	2/9/2026	266,825
	4.18%		$1,076,625
(1)Amounts are not adjusted for our minority equity interest.
(2)We provide certain guaranties on this debt.
(3)This mortgage loan requires interest-only payments until the anticipated repayment date on August 6, 2026, at which time all accrued and unpaid interest along with the principal balance of $620,000 is expected to be repaid. This mortgage loan matures on November 6, 2028 and any unpaid principal from the anticipated repayment date through the maturity date bears interest at a variable rate of the greater of 6.53% or the then effective U.S. swap rate terminating on the maturity date plus 5.00%.
(4)The debt securing these properties is non-recourse to us.
(5)The joint venture has one remaining one-year extension option for the maturity date of this mortgage loan, subject to satisfaction of certain conditions, and this mortgage loan requires that interest be paid at an annual rate of the one-month term secured overnight financing rate, or SOFR, plus a premium of 1.90%. The joint venture has purchased an interest rate cap through February 2026 with a SOFR strike rate equal to 5.74%.

We account for the unconsolidated joint venture for 10 medical office and life science properties in which we own a 20% equity interest, or the LSMD JV, and the unconsolidated joint venture for a life science property located in Boston, Massachusetts in which we own a 10% equity interest, or the Seaport JV, using the equity method of accounting under the fair value option. We recognized changes in the fair value of our investments in our unconsolidated joint ventures of $2,654 and $(21,493) during the three months ended June 30, 2025 and 2024, respectively, and $3,792 and $(19,880) during the six months ended June 30, 2025 and 2024, respectively. These amounts are included in equity in net earnings (losses) of investees in our condensed consolidated statements of comprehensive income (loss). See Note 6 for further information regarding the valuation of our investment in these joint ventures.
Equity Method Investment in AlerisLife:
As of June 30, 2025, we owned approximately 34.0% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We do not control the activities that are most significant to AlerisLife and, as a result, we account for our non-controlling interest in AlerisLife using the equity method of accounting.
As of June 30, 2025, our investment in AlerisLife had a carrying value of $8,418. The cost basis of our investment in AlerisLife exceeded our proportionate share of AlerisLife's total stockholders' equity book value on the date of acquisition of our initial interest in AlerisLife, which was February 16, 2024, by an aggregate of $29,500. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 21 years, the weighted average remaining useful life of the real estate assets owned by AlerisLife and the intangible contract asset with us as of the date of acquisition. We recorded amortization of the basis difference of $351 and $352 for the three months ended June 30, 2025 and 2024, respectively, and $702 and $526 for the six months ended June 30, 2025 and 2024, respectively. We recognized income of $77 and $8,834 related to our investment in AlerisLife for the three months ended June 30, 2025 and 2024, respectively, and $75 and $8,945 for the six months ended June 30, 2025 and 2024, respectively. These amounts are included in equity in net earnings (losses) of investees in our condensed consolidated statements of comprehensive income (loss). On February 14, 2025, AlerisLife paid an aggregate cash dividend of $50,000 to its stockholders. Our pro rata share of this cash dividend was $17,000 and our basis in the equity method investment in AlerisLife was reduced by such amount. On July 15, 2025, AlerisLife paid an aggregate cash dividend of $10,000 to its stockholders. Our pro rata share of this cash dividend was $3,400 and our basis in the equity method investment in AlerisLife will be reduced by such amount. See Note 11 for further information regarding our investment in AlerisLife.
Other:
In September 2022, certain of our managed senior living communities located in Florida experienced hurricane related damage. We carry comprehensive property, casualty, flood and business interruption insurances which covered our losses at these senior living communities, subject to a deductible. During the six months ended June 30, 2025, we recognized a gain on

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
insurance recoveries of $7,522 as a result of insurance proceeds received for these damaged senior living communities and the closing of the associated claim.
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
We decreased rental income to record revenue on a straight line basis by $146 for the three months ended June 30, 2025. We increased rental income to record revenue on a straight line basis by $309 for the six months ended June 30, 2025 and $656 and $947 for the three and six months ended June 30, 2024, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $69,749 and $69,814 of straight line rent receivables at June 30, 2025 and December 31, 2024, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $9,812 and $11,635 for the three months ended June 30, 2025 and 2024, respectively, of which tenant reimbursements totaled $9,768 and $11,586, respectively, and $20,650 and $22,985 for the six months ended June 30, 2025 and 2024, respectively, of which tenant reimbursements totaled $20,191 and $22,870, respectively.
Right of Use Asset and Lease Liability: For leases where we are the lessee, we recognize a right of use asset and a lease liability equal to the present value of the minimum lease payments, with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $18,301 and $18,689, respectively, as of June 30, 2025, and $20,025 and $20,411, respectively, as of December 31, 2024. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 5.  Indebtedness
At June 30, 2025 and December 31, 2024, our outstanding indebtedness consisted of the following:
Senior Unsecured Notes:

			Principal Balance as of

	Coupon Rate	Maturity	June 30, 2025	December 31, 2024
Senior unsecured notes	9.750%	June 2025	$—	$380,000
Senior unsecured notes	4.750%	February 2028	500,000	500,000
Senior unsecured notes (1)	4.375%	March 2031	500,000	500,000
Senior unsecured notes	5.625%	August 2042	350,000	350,000
Senior unsecured notes	6.250%	February 2046	250,000	250,000
Total			1,600,000	1,980,000
Unamortized discount			(2,217)	(2,639)
Unamortized debt issuance costs			(18,456)	(20,042)
Senior unsecured notes, net			$1,579,327	$1,957,319
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

Secured and Other Debt:

	Number of Properties Securing		Principal Balance as of (1)				Net Book Value of Collateral as of

	At June 30, 2025	At December 31, 2024	June 30, 2025	December 31, 2024	Interest Rate	Maturity	June 30, 2025	December 31, 2024
Secured revolving credit facility	14	—	$—	$—	7.05%	June 2029	$327,702	$—
Senior secured notes (2)(3)	73	95	641,376	940,534	0.00%	January 2026	863,318	1,064,171
Floating rate mortgage loan (4)	14	—	140,000	—	6.82%	March 2028	144,293	—
Mortgage note	4	—	64,000	—	6.57%	June 2030	136,775	—
Mortgage note	8	8	120,000	120,000	6.86%	June 2034	186,577	191,186
Mortgage notes (5)	7	—	108,873	—	6.22%	May 2035	150,658	—
Mortgage notes (6)	2	—	30,284	—	6.36%	June 2035	35,540	—
Mortgage note	1	1	6,652	7,464	6.44%	July 2043	12,863	13,097
Finance Leases	2	2	1,491	2,338	7.70%	April 2026	20,895	21,606
Total	125	106	1,112,676	1,070,336			$1,878,621	$1,290,060
Unamortized discount			(36,710)	(101,035)
Unamortized debt issuance costs (7)			(18,783)	(15,716)
Total secured and other debt, net			$1,057,183	$953,585
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
(3)We have a one-time option to extend the maturity date of these senior secured notes by one year, to January 15, 2027, subject to satisfaction of certain conditions and payment of an extension fee. If we exercise this option, interest payments will be due semiannually during the extension period at an initial interest rate of 11.25% with increases of 50 basis points every 90 days these senior secured notes remain outstanding.
(4)This mortgage loan requires that interest be paid at an annual rate of SOFR plus a premium of 2.50% with interest-only payments through April 2027, and we have two six-month extension options of the interest-only period, subject to satisfaction of certain conditions. In connection with this mortgage loan, we have purchased an interest rate cap with a SOFR strike rate equal to 4.50% pursuant to the terms of the applicable loan agreement.
(5)These mortgage loans require interest-only payments through May 2030.
(6)These mortgage loans require interest-only payments through June 2028.
(7)Excludes unamortized debt issuance costs for our revolving credit facility as these costs are included in other assets, net in our condensed consolidated balance sheets.

As of June 30, 2025, all $641,376 of our senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries, and all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees (other than our senior secured notes and the guarantees provided by the Collateral Guarantors) are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees as of June 30, 2025. As of August 1, 2025, we are under agreements or letters of intent to sell 11 additional properties that secure our senior secured notes due 2026 for an expected aggregate sales price of $90,588, excluding closing costs. The net proceeds from these sales are required to be used to partially redeem these senior secured notes, if these sales are completed.
Our senior secured notes due 2026 and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. No cash interest will accrue on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value will equal the principal amount at maturity. We recognized discount accretion of $16,307 and $21,440 for the three months ended June 30, 2025 and 2024, respectively, and $38,429 and $42,099 for the six months ended June 30, 2025 and 2024, respectively, for our senior secured notes due 2026 in interest expense in our condensed consolidated statements of comprehensive income (loss).

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The table below represents our indebtedness repayments, excluding scheduled payments on amortizing debt, for the six months ended June 30, 2025:

Date	Debt Instrument	Secured Property Count	Interest Rate	Original Maturity Date	Outstanding Principal Balance	Repayment Amount	Remaining Principal Balance	Loss on Modification or Early Extinguishment of Debt

Repayments during the six months ended June 30, 2025:
March 2025 (1)	Senior secured notes	73	—%	January 2026	$940,534	$299,158	$641,376	$29,071
April 2025	Senior unsecured notes	—	9.75%	June 2025	$380,000	140,000	$240,000	82
May 2025	Senior unsecured notes	—	9.75%	June 2025	$240,000	140,000	$100,000	44
June 2025	Senior unsecured notes	—	9.75%	June 2025	$100,000	100,000	$—	—
Total						$679,158		$29,197
(1)During the six months ended June 30, 2025, we sold 22 properties that secured our senior secured notes due 2026. We used aggregate net proceeds of $299,158 from the sales of these properties to partially redeem these senior secured notes.
In March 2025, we executed a $140,000 floating rate mortgage loan secured by 14 SHOP communities. This mortgage loan matures in March 2028 and requires that interest be paid at an annual rate of SOFR plus a premium of 2.50% with interest-only payments through April 2027.
In April 2025, we executed a $108,873 fixed rate mortgage financing secured by seven SHOP communities. These mortgage loans mature in May 2035 and require that interest be paid at an annual rate of 6.22% with interest-only payments through May 2030.
In May 2025, we executed a $64,000 fixed rate mortgage loan secured by four SHOP communities. This mortgage loan matures in June 2030 and requires that interest be paid at an annual rate of 6.57%.
In May 2025, we executed a $30,284 fixed rate mortgage financing secured by two SHOP communities. These mortgage loans mature in June 2035 and require that interest be paid at an annual rate of 6.36% with interest-only payments through June 2028.
From April through June 2025, we used the net proceeds from the 2025 mortgage financings, together with cash on hand, to fully redeem the remaining $380,000 principal balance of our 9.75% senior unsecured notes due June 2025.
In June 2025, we obtained a $150,000 revolving credit facility secured by 14 senior living communities in our SHOP segment. Our revolving credit facility is available for general business purposes, including acquisitions. We can borrow, repay and reborrow funds available under our revolving credit facility, and no principal repayments are due, until maturity. Availability of borrowings under the agreement governing our revolving credit facility, or our credit agreement, is subject to satisfying certain financial covenants and other credit facility conditions. Our revolving credit facility matures in June 2029 and we have two six-month extension options for the maturity date of the facility, subject to satisfaction of certain conditions and payment of an extension fee.
Interest payable on borrowings under our revolving credit facility is based on SOFR plus a premium of 2.50% to 3.00%, depending on our net leverage ratio, as defined in our credit agreement, which was 2.50% as of June 30, 2025. We also pay an unused commitment fee of 25 to 35 basis points per annum based on amounts outstanding under our revolving credit facility. As of June 30, 2025, the annual interest rate payable on borrowings under our revolving credit facility was 7.05%. As of June 30, 2025 and August 1, 2025, we had no borrowings under our revolving credit facility and $150,000 available for borrowings.
Interest on our senior unsecured notes is payable either semiannually or quarterly in arrears; however, no principal repayments are due until maturity. No interest is payable on our senior secured notes, with the full principal amount due at maturity. Our mortgage loan maturing in June 2034 requires monthly interest payments and no principal payment is due until maturity, while our mortgage loans maturing in March 2028, May 2035 and June 2035 require monthly interest payments and no principal payment is due for a specified amount of time. Our mortgage loans maturing in June 2030 and July 2043 require

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
monthly principal and interest payments. Payments under our finance leases are due monthly. We include amortization of finance lease assets in depreciation and amortization expense.
Our credit agreement, our mortgage loan agreements and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our credit agreement and our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. Borrowings under our revolving credit facility are subject to satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of June 30, 2025.
Note 6.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at June 30, 2025 and December 31, 2024, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of June 30, 2025	As of December 31, 2024
Description	Carrying Value	Carrying Value
Recurring Fair Value Measurements Assets:
Investment in unconsolidated joint venture (Level 3) (1)	$94,415	$81,949
Investment in unconsolidated joint venture (Level 3) (2)	$44,736	$44,910
Interest rate cap (Level 2) (3)	$18	$—
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (Level 2) (4)	$40,934	$—
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
(2)The 20% equity interest we own in the LSMD JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are discount rates of between 6.50% and 9.50%, exit capitalization rates of between 5.50% and 8.50%, holding periods of 10 years and market rents. The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions. See Note 3 for further information regarding this joint venture.
(3)The fair value of our interest rate cap derivative is based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date.
(4)We have assets in our condensed consolidated balance sheets that are measured at fair value on a non-recurring basis. During the three months ended June 30, 2025, we recorded impairment charges of $13,794 to reduce the carrying value of seven medical office properties, two of which are classified as held for sale, to their estimated sales price, less estimated costs to sell, of $17,892 under agreements or letters or intent to sell that we have entered into with third parties. During the three months ended June 30, 2025, we also recorded impairment charges of $17,199 to reduce the carrying value of 10 senior living communities classified as held for sale to their estimated sales price, less estimated costs to sell, of $23,042 under agreements to sell that we have entered into with third parties. See Note 3 for further information about impairment charges and the properties we have classified as held for sale.
In addition to the assets described in the table above, our financial instruments at June 30, 2025 and December 31, 2024 included cash and cash equivalents, restricted cash, certain other assets, our revolving credit facility, senior unsecured notes, senior secured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	As of June 30, 2025		As of December 31, 2024
Description	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes, 9.750% coupon rate, due 2025	$—	$—	$379,392	$379,970
Senior secured notes, zero coupon rate, due 2026	600,235	622,071	826,974	885,108
Senior unsecured notes, 4.750% coupon rate, due 2028	496,654	462,770	496,018	429,170
Senior unsecured notes, 4.375% coupon rate, due 2031	495,131	422,285	494,702	368,240
Senior unsecured notes, 5.625% coupon rate, due 2042	343,493	219,100	343,302	218,260
Senior unsecured notes, 6.250% coupon rate, due 2046	244,049	165,400	243,905	157,700
Secured debt and finance leases	456,948	350,581	126,611	126,001
	$2,636,510	$2,242,207	$2,910,904	$2,564,449
(1)Includes unamortized net discounts, premiums and debt issuance costs, if any.
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, as of June 30, 2025 and December 31, 2024 (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our three issuances of senior unsecured notes due 2025, 2028 and 2031 and our issuance of senior secured notes due 2026 using an average of the bid and ask price on Nasdaq on or about June 30, 2025 and December 31, 2024 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 7.  Shareholders' Equity
Common Share Awards:
On March 20, 2025, in accordance with our Trustee compensation arrangements, we awarded 33,582 of our common shares in connection with the election of one of our Trustees, valued at $2.68 per share, the closing price of our common shares on Nasdaq on that day.
On May 29, 2025, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 29,141 of our common shares, valued at $3.26 per share, the closing price of our common shares on Nasdaq on that day.
Common Share Purchases:
During the three and six months ended June 30, 2025, we purchased an aggregate of 38,908 and 40,943 of our common shares, respectively, valued at a weighted average share price of $2.64, from certain former officers and employees of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions:
During the six months ended June 30, 2025, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$2,413
April 10, 2025	April 22, 2025	May 15, 2025	0.01	2,413
			$0.02	$4,826
On July 10, 2025, we declared a quarterly distribution to common shareholders of record on July 21, 2025 of $0.01 per share, or approximately $2,414. We expect to pay this distribution on or about August 14, 2025 using cash on hand.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 8.  Segment Reporting
Our operating segments are based on our internal reporting structure and property type and are aligned with how our Chief Operating Decision Maker, or the CODM, reviews the operating results to allocate resources and assess segment performance. The CODM is our President and Chief Executive Officer. Our two reportable segments are SHOP and Medical Office and Life Science Portfolio. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities on our behalf. Our Medical Office and Life Science Portfolio segment primarily consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties primarily leased to biotech laboratories and other similar tenants.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2025
	SHOP	Medical Office and Life Science Portfolio	Total
Revenues:
Rental income	$—	$48,056	$48,056
Residents fees and services	327,545	—	327,545
Total segment revenues	327,545	48,056	375,601

Reconciliation of revenue:
Other revenue (1)			7,111
Total revenues			382,712

Less:
Senior living labor and benefits	165,260	—	165,260
Dietary	21,285	—	21,285
Utilities	17,360	2,788	20,148
Real estate taxes	11,974	5,972	17,946
Insurance	8,019	602	8,621
Other operating expenses (2)	67,032	12,207	79,239
Interest expense	4,861	2,271	7,132
Depreciation and amortization	47,726	16,175	63,901
Other segment items (3)	22,443	13,325	35,768
Segment loss	(38,415)	(5,284)	(43,699)

Reconciliation of segment loss:
Other income (1)			4,665
General and administrative			(11,177)
Acquisition and certain other transaction related costs			(75)
Interest and other income			2,982
Interest expense			(43,794)
Loss on modification or early extinguishment of debt			(126)
Income tax expense			(843)
Equity in net earnings of an investee			428
Net loss			$(91,639)
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2025
	SHOP	Medical Office and Life Science Portfolio	Total
Revenues:
Rental income	$—	$97,819	$97,819
Residents fees and services	655,851	—	655,851
Total segment revenues	655,851	97,819	753,670

Reconciliation of revenue:
Other revenue (1)			15,906
Total revenues			769,576

Less:
Senior living labor and benefits	327,664	—	327,664
Dietary	41,531	—	41,531
Utilities	36,938	6,390	43,328
Real estate taxes	24,044	11,806	35,850
Insurance	18,332	1,223	19,555
Other operating expenses (2)	133,899	25,057	158,956
Interest expense	4,927	4,524	9,451
Depreciation and amortization	96,361	33,496	129,857
Other segment items (3)	13,657	39,343	53,000
Segment loss	(41,502)	(24,020)	(65,522)

Reconciliation of segment loss:
Other income (1)			11,150
General and administrative			(20,177)
Acquisition and certain other transaction related costs			(99)
Gain on sale of properties			97,560
Interest and other income			5,081
Interest expense			(99,306)
Loss on modification or early extinguishment of debt			(29,197)
Income tax expense			(892)
Equity in net earnings of an investee			777
Net loss			$(100,625)
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2024
	SHOP	Medical Office and Life Science Portfolio	Total
Revenues:
Rental income	$—	$54,555	$54,555
Residents fees and services	308,522	—	308,522
Total segment revenues	308,522	54,555	363,077

Reconciliation of revenue:
Other revenue (1)			8,315
Total revenues			371,392

Less:
Senior living labor and benefits	154,726	—	154,726
Dietary	20,977	—	20,977
Utilities	16,555	2,990	19,545
Real estate taxes	11,669	7,059	18,728
Insurance	11,340	1,046	12,386
Other operating expenses (2)	64,271	13,187	77,458
Interest expense	61	894	955
Depreciation and amortization	46,911	18,975	65,886
Other segment items (3)	—	41,251	41,251
Segment loss	(17,988)	(30,847)	(48,835)

Reconciliation of segment loss:
Other income (1)			5,599
General and administrative			(6,262)
Acquisition and certain other transaction related costs			(1,826)
Interest and other income			2,403
Interest expense			(57,747)
Loss on modification or early extinguishment of debt			(209)
Income tax expense			(170)
Equity in net earnings of an investee			9,186
Net loss			$(97,861)
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2024
	SHOP	Medical Office and Life Science Portfolio	Total
Revenues:
Rental income	$—	$108,704	$108,704
Residents fees and services	616,648	—	616,648
Total segment revenues	616,648	108,704	725,352

Reconciliation of revenue:
Other revenue (1)			16,816
Total revenues			742,168

Less:
Senior living labor and benefits	312,607	—	312,607
Dietary	41,496	—	41,496
Utilities	34,809	6,399	41,208
Real estate taxes	23,132	14,239	37,371
Insurance	22,547	1,780	24,327
Other operating expenses (2)	128,363	25,761	154,124
Interest expense	129	1,116	1,245
Depreciation and amortization	93,833	39,715	133,548
Other segment items (3)	—	57,654	57,654
Segment loss	(40,268)	(37,960)	(78,228)

Reconciliation of segment loss:
Other income (1)			11,338
General and administrative			(13,830)
Acquisition and certain other transaction related costs			(1,912)
Interest and other income			4,640
Interest expense			(115,033)
Loss on modification or early extinguishment of debt			(209)
Income tax expense			(357)
Equity in net earnings of an investee			9,471
Net loss			$(184,120)
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

	As of June 30, 2025	As of December 31, 2024
Assets (1)
SHOP	$3,004,547	$3,084,101
Medical Office and Life Science Portfolio	1,441,873	1,688,034
All Other	310,021	364,870
Total assets	$4,756,441	$5,137,005
(1)See Note 3 for further information regarding additions to long-lived assets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 9. Senior Living Community Management Agreements
Our managed senior living communities are operated by third parties pursuant to management agreements. Five Star Senior Living, or Five Star, which is an operating division of AlerisLife, manages many of our SHOP communities. Five Star manages these communities for us pursuant to a master management agreement. AlerisLife guarantees the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements. We lease our managed senior living communities to our taxable REIT subsidiaries, or TRSs.
Our Senior Living Communities Managed by Five Star. Five Star managed 118 and 119 of our senior living communities as of June 30, 2025 and 2024, respectively.
We incurred management fees payable to Five Star of $11,140 and $10,444 for the three months ended June 30, 2025 and 2024, respectively, and $22,374 and $20,851 for the six months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, $10,636 and $9,995, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $504 and $449, respectively, were capitalized in our condensed consolidated balance sheets. For the six months ended June 30, 2025 and 2024, $21,275 and $19,993, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,099 and $858, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
Our Senior Living Communities Managed by Other Third Party Managers. Several other third party managers managed 112 and 111 of our senior living communities as of June 30, 2025 and 2024, respectively.
We incurred management fees payable to these third party managers of $5,970 and $5,758 for the three months ended June 30, 2025 and 2024, respectively, and $12,304 and $11,483 for the six months ended June 30, 2025 and 2024, respectively. Additionally, we incurred incentive management fees payable to certain of these third party managers of $351 for the six months ended June 30, 2025. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue from contracts with customers:	2025	2024	2025	2024
Basic housing and support services	$256,114	$241,116	$508,886	$484,771
Medicare and Medicaid programs	26,227	24,483	53,507	48,332
Private pay and other third party payer SNF services	45,204	42,923	93,458	83,545
Total residents fees and services	$327,545	$308,522	$655,851	$616,648
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
Business Management Agreements with RMR. Pursuant to our business management agreement and in accordance with GAAP, we accrued estimated incentive management fees during the three and six months ended June 30, 2025 and 2024, if any. The actual amount of incentive management fees incurred for 2025, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2025, and will be payable to RMR in January 2026. We did not incur any incentive management fees for the year ended December 31, 2024.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Expense Reimbursement. We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR's employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR's costs for providing our internal audit function or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR.
For the three and six months ended June 30, 2025 and 2024, the business management fees, incentive management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Line Item	2025	2024	2025	2024
Pursuant to business management agreement:
Business management fees	General and administrative expenses (1)	$3,741	$3,977	$7,550	$8,006
Incentive management fees	General and administrative expenses	4,148	(849)	6,555	—
Total		$7,889	$3,128	$14,105	$8,006

Pursuant to property management agreement (2):
Property management fees	Property operating expenses	$1,192	$1,446	$2,456	$2,984
Construction supervision fees	Building and improvements (3)	208	274	434	640
Total		$1,400	$1,720	$2,890	$3,624

Expense Reimbursement:
Property level expenses	Property operating expenses	$3,318	$3,631	$7,059	$7,277
Other reimbursed expenses	General and administrative expenses	50	82	100	164
Total		$3,368	$3,713	$7,159	$7,441
(1)The net business management fees we recognized reflect a reduction of $743 for each of the three months ended June 30, 2025 and 2024 and $1,487 for each of the six months ended June 30, 2025 and 2024, for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)The net property management and construction supervision fees we recognized reflect a reduction of $199 for each of the three months ended June 30, 2025 and 2024 and $398 for each of the six months ended June 30, 2025 and 2024, for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and the sole director of AlerisLife. Christopher Bilotto, our other Managing Trustee and President and Chief Executive Officer, and Matthew Brown, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Jennifer Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR, an officer of ABP Trust and secretary of AlerisLife. Jeffrey Leer, the president and chief executive officer of AlerisLife, is an executive officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as the chair of the board and as a managing trustee of these companies. Other officers of RMR, including Ms. Clark and certain of our officers, serve as managing trustees or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. As of June 30, 2025, ABP Trust and Mr. Portnoy owned 9.8% of our outstanding common shares.
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
On July 15, 2025, AlerisLife paid an aggregate cash dividend of $10,000 to its stockholders. Our pro rata share of this cash dividend was $3,400.
See Note 9 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star).
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $4,056 as of June 30, 2025 and are included in other assets, net, in our condensed consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 10 for further information regarding those management agreements with RMR.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. We recognized rental income from RMR for this leased office space of $102 and $148 for the three months ended June 30, 2025 and 2024, respectively, and $209 and $257 for the six months ended June 30, 2025 and 2024, respectively.
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
Our interest rate cap agreement is designated as a cash flow hedge of interest rate risk and is measured on a recurring basis at fair value. See Notes 5 and 6 for further information regarding the debt our interest rate cap is related to and the fair value of our interest rate cap. The following table summarizes the terms of our outstanding interest rate cap agreement as of June 30, 2025:

Balance Sheet Line Item	Underlying Instrument	Maturity Date	Strike Rate	Notional Amount	Fair Value
Other assets, net	Floating rate mortgage loan	3/31/2028	4.50%	$140,000	$18
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
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income (loss) for the periods shown:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Amount of loss recognized on derivative in other comprehensive income (loss)	$(23)	$(29)
Amount of loss reclassified from cumulative other comprehensive income (loss) into interest expense	$(12)	$(12)
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income (loss)	$(50,926)	$(108,757)
Note 13.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended June 30, 2025 and 2024, we recognized income tax expense of $843 and $170, respectively, and for the six months ended June 30, 2025 and 2024, we recognized income tax expense of $892 and $357, respectively.

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
OVERVIEW
We are a REIT organized under Maryland law that primarily owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of June 30, 2025, we owned 341 properties located in 34 states and Washington, D.C., including 21 properties classified as held for sale and one closed senior living community.
As of June 30, 2025, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 14.7 years.
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
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio as of June 30, 2025 (dollars in thousands, except investment per square foot or unit data):

As of June 30, 2025	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets (1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit (2)	Q2 2025 Revenues	% of Q2 2025 Revenues	Q2 2025 NOI (3)	% of Q2 2025 NOI
SHOP	230	24,872	units	$4,619,413	68.2%	$185,727	$327,545	85.6%	$36,615	52.2%
Medical Office and Life Science Portfolio	92	7,400,023	sq. ft.	1,811,962	26.7%	$245	48,056	12.6%	26,487	37.8%
Triple net leased senior living communities	9	1,180	units	135,640	2.0%	$114,949	3,213	0.8%	3,210	4.6%
Wellness centers	10	812,246	sq. ft.	208,110	3.1%	$256	3,898	1.0%	3,820	5.4%
Total	341			$6,775,125	100.0%		$382,712	100.0%	$70,132	100.0%

	Occupancy
	As of and For the Three Months Ended June 30,
	2025	2024
SHOP	80.6%	79.0%
Medical Office and Life Science Portfolio (4)	82.9%	81.5%
Triple net leased senior living communities	100.0%	100.0%
Wellness centers	100.0%	100.0%
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
During the three and six months ended June 30, 2025, we entered into new and renewal leases in our Medical Office and Life Science Portfolio segment as summarized in the following tables (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended June 30, 2025
	New Leases	Renewals	Total
Square feet leased during the quarter	4	102	106
Weighted average rental rate change (by rentable square feet)	(1.9)%	12.0%	11.5%
Weighted average lease term (years)	6.2	7.1	7.0
Total leasing costs and concession commitments (1)	$165	$2,214	$2,379
Total leasing costs and concession commitments per square foot (1)	$36.62	$21.75	$22.38
Total leasing costs and concession commitments per square foot per year (1)	$5.91	$3.08	$3.18

	Six Months Ended June 30, 2025
	New Leases	Renewals	Total
Square feet leased during the quarter	124	127	251
Weighted average rental rate change (by rentable square feet)	21.1%	10.3%	15.4%
Weighted average lease term (years)	11.4	6.3	8.9
Total leasing costs and concession commitments (1)	$9,997	$2,505	$12,502
Total leasing costs and concession commitments per square foot (1)	$80.55	$19.75	$49.81
Total leasing costs and concession commitments per square foot per year (1)	$7.04	$3.12	$5.61
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Lease Expiration Schedules
As of June 30, 2025, lease expirations in our Medical Office and Life Science Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	% of Total Leased Square Feet	Cumulative % of Total Leased Square Feet	Annualized Rental Income (1)	% of Total Annualized Rental Income	Cumulative % of Total Annualized Rental Income
2025	51	212,407	3.5%	3.5%	$7,729	4.0%	4.0%
2026	54	673,410	11.0%	14.5%	21,523	11.1%	15.1%
2027	67	763,673	12.5%	27.0%	19,746	10.1%	25.2%
2028	60	1,168,293	19.0%	46.0%	35,926	18.5%	43.7%
2029	63	604,784	9.9%	55.9%	18,446	9.5%	53.2%
2030	46	438,520	7.2%	63.1%	11,684	6.0%	59.2%
2031	21	832,970	13.6%	76.7%	23,471	12.1%	71.3%
2032	18	357,443	5.8%	82.5%	13,259	6.8%	78.1%
2033	13	351,879	5.7%	88.2%	14,874	7.6%	85.7%
2034 and thereafter	41	729,652	11.8%	100.0%	27,929	14.3%	100.0%
Total	434	6,133,031	100.0%		$194,587	100.0%

Weighted average remaining lease term (in years)		4.8			5.1
(1)Annualized rental income is based on rents pursuant to existing leases as of June 30, 2025, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.
As of June 30, 2025, lease expirations at our triple net leased wellness centers and senior living communities leased to third party operators were as follows (dollars in thousands):

Year	Number of Properties	Number of Units or Square Feet	Annualized Rental Income (1)	Percent of Total	Cumulative Percent of Total
2025	—	—	$—	—%	—%
2026	—	—	—	—%	—%
2027	4	533 units	4,680	15.9%	15.9%
2028	—	—	—	—%	15.9%
2029	1	155 units	547	1.9%	17.8%
2030	5	277 units and 129,600 sq. ft.	5,046	17.1%	34.9%
2031	—	—	—	—%	34.9%
2032	—	—	—	—%	34.9%
2033	1	215 units	5,177	17.5%	52.4%
2034 and thereafter	7	682,646 sq. ft.	14,068	47.6%	100.0%
Total	18		$29,518	100.0%

Weighted average remaining lease term (in years)		9.1	10.2
(1)Annualized rental income is based on rents pursuant to existing leases as of June 30, 2025. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
We operate in, and report financial information for, the following two segments: SHOP and Medical Office and Life Science Portfolio. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities on our behalf. Our Medical Office and Life Science Portfolio segment primarily consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties primarily leased to biotech laboratories and other similar tenants.
We also report “All Other” operations, which consists of triple net leased wellness centers and senior living communities that are leased to third party operators from which we receive rents, which we do not consider to be sufficiently material to constitute a separate reportable segment, and any other income or expenses that are not attributable to a specific reportable segment.
The following table summarizes the results of operations of each of our segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
SHOP	$327,545	$308,522	$655,851	$616,648
Medical Office and Life Science Portfolio	48,056	54,555	97,819	108,704
All Other	7,111	8,315	15,906	16,816
Total revenues	$382,712	$371,392	$769,576	$742,168

Net loss:
SHOP	$(38,415)	$(17,988)	$(41,502)	$(40,268)
Medical Office and Life Science Portfolio	(5,284)	(30,847)	(24,020)	(37,960)
All Other	(47,940)	(49,026)	(35,103)	(105,892)
Net loss	$(91,639)	$(97,861)	$(100,625)	$(184,120)
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended June 30, 2025 to the three months ended June 30, 2024. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
NOI by segment:
SHOP	$36,615	$28,984	$7,631	26.3%
Medical Office and Life Science Portfolio	26,487	30,273	(3,786)	(12.5)%
All Other	7,030	8,070	(1,040)	(12.9)%
Total NOI	70,132	67,327	2,805	4.2%

Depreciation and amortization	66,266	68,357	(2,091)	(3.1)%
General and administrative	11,177	6,262	4,915	78.5%
Acquisition and certain other transaction related costs	75	1,826	(1,751)	(95.9)%
Impairment of assets	30,993	6,545	24,448	nm
Loss on sale of properties	(7,429)	(13,213)	5,784	(43.8)%
Interest and other income	2,982	2,403	579	24.1%
Interest expense	(50,926)	(58,702)	7,776	(13.2)%
Loss on modification or early extinguishment of debt	(126)	(209)	83	(39.7)%
Loss before income taxes and equity in net earnings (losses) of investees	(93,878)	(85,384)	(8,494)	9.9%
Income tax expense	(843)	(170)	(673)	nm
Equity in net earnings (losses) of investees	3,082	(12,307)	15,389	(125.0)%
Net loss	$(91,639)	$(97,861)	$6,222	(6.4)%
    nm - not meaningful
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Total properties	201	201	230	232
Number of units	22,443	22,443	24,872	25,230
Occupancy	81.0%	80.0%	80.6%	79.0%
Average monthly rate (2)	$5,364	$5,099	$5,440	$5,161

	Three Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Residents fees and services	$292,724	$276,419	$16,305	5.9%	$34,821	$32,103	$327,545	$308,522	$19,023	6.2%
Property operating expenses	(255,352)	(244,879)	10,473	4.3%	(35,578)	(34,659)	(290,930)	(279,538)	11,392	4.1%
NOI	$37,372	$31,540	$5,832	18.5%	$(757)	$(2,556)	$36,615	$28,984	$7,631	26.3%
(1)Consists of senior living communities that we have owned and which have been in service, reported in the same segment and operated by the same operator continuously since April 1, 2024; excludes communities classified as held for sale, closed or out of service, if any.
(2)Average monthly rate reflects the average monthly residents fees and services per occupied unit for the period presented. The average monthly rate is calculated based on the actual number of days during the period.

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities as shown in the table above. The activity for our non-comparable properties primarily reflects the 15 communities classified as held for sale as of June 30, 2025 and nine communities transitioned to an existing third party manager during the 2024 period.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of community level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, marketing, contract labor costs and management fees as a result of higher revenues and other direct costs, partially offset by decreased insurance costs due to a reduction in premiums. The activity for our non-comparable properties primarily reflects the 15 communities classified as held for sale as of June 30, 2025 and nine communities transitioned to an existing third party manager during the 2024 period.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Medical Office and Life Science Portfolio:

	Comparable Properties (1)		All Properties
	As of June 30,		As of June 30,
	2025	2024	2025	2024
Total properties	84	84	92	101
Total square feet	6,481	6,480	7,400	8,396
Occupancy	89.9%	92.0%	82.9%	81.5%

	Three Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Rental income	$45,806	$47,020	$(1,214)	(2.6)%	$2,250	$7,535	$48,056	$54,555	$(6,499)	(11.9)%
Property operating expenses	(19,085)	(19,779)	(694)	(3.5)%	(2,484)	(4,503)	(21,569)	(24,282)	(2,713)	(11.2)%
NOI	$26,721	$27,241	$(520)	(1.9)%	$(234)	$3,032	$26,487	$30,273	$(3,786)	(12.5)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since April 1, 2024; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income decreased at our comparable properties primarily due to vacancies at certain of our properties. Rental income decreased at our non-comparable properties primarily due to dispositions since April 1, 2024.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses at our comparable properties is primarily due to a decrease in insurance costs and other direct costs. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since April 1, 2024.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.

All Other (1):

	Comparable Properties (2)				All Properties
	As of and For the Three Months Ended June 30,				As of and For the Three Months Ended June 30,
	2025		2024		2025		2024
Total properties:
Triple net leased senior living communities	8		8		9		27
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.88	x	1.89	x	1.88	x	1.89 x
Wellness centers (3)	2.93	x	1.80	x	2.93	x	1.80 x

	Three Months Ended June 30,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Rental income	$7,111	$6,290	$821	13.1%	$—	$2,025	$7,111	$8,315	$(1,204)	(14.5)%
Property operating expenses	(81)	(245)	(164)	(66.9)%	—	—	(81)	(245)	(164)	(66.9)%
NOI	$7,030	$6,045	$985	16.3%	$—	$2,025	$7,030	$8,070	$(1,040)	(12.9)%
(1)All Other operations consist of all of our other operations, including certain wellness centers and senior living communities that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reportable segment, and any other income or expenses that are not attributable to a specific reportable segment.
(2)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since April 1, 2024; excludes properties classified as held for sale, if any.
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
Property operating expenses. Property operating expenses consist of real estate taxes, insurance and other expenses that are not paid directly by our tenants. The decrease in property operating expenses for our comparable properties primarily reflects real estate taxes and other expenses paid directly by our tenants during the three months ended June 30, 2025, which were previously paid by us during prior periods.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to dispositions since April 1, 2024 and certain depreciable assets becoming fully depreciated, partially offset by the purchase of capital improvements at certain of our properties.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to $4,148 of estimated incentive management fees that we recognized for the three months ended June 30, 2025, compared to a $849 reversal as of June 30, 2024, as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period.
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
Interest and other income. The increase in interest and other income is primarily due to higher average invested cash balances during the three months ended June 30, 2025 compared to the 2024 period.
Interest expense. Interest expense decreased primarily due to the redemption during 2025 of an aggregate $380,000 of our remaining 9.75% senior unsecured notes due 2025. Additionally, there was a decrease in discount accretion for our senior secured notes due 2026 due to the partial redemption of an aggregate $299,158 of these notes during 2025. During the three months ended June 30, 2025 and 2024, we recognized discount accretion of $16,307 and $21,440, respectively, for our senior secured notes due 2026. These decreases were partially offset by the execution of a $120,000 mortgage loan in May 2024 at a fixed interest rate of 6.864% per annum and four mortgage financings totaling $343,157 during 2025.
Loss on modification or early extinguishment of debt. During the three months ended June 30, 2025, we recorded a loss on early extinguishment of debt in connection with the redemption of all $380,000 of our remaining 9.75% senior secured notes due 2025.
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

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the six months ended June 30, 2025 to the six months ended June 30, 2024. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
NOI by segment:
SHOP	$73,443	$53,694	$19,749	36.8%
Medical Office and Life Science Portfolio	53,343	60,525	(7,182)	(11.9)%
All Other	15,884	16,280	(396)	(2.4)%
Total NOI	142,670	130,499	12,171	9.3%

Depreciation and amortization	134,591	138,490	(3,899)	(2.8)%
General and administrative	20,177	13,830	6,347	45.9%
Acquisition and certain other transaction related costs	99	1,912	(1,813)	(94.8)%
Impairment of assets	69,465	18,687	50,778	nm
Gain (loss) on sale of properties	102,711	(19,087)	121,798	nm
Gain on insurance recoveries	7,522	—	7,522	100.0%
Interest and other income	5,081	4,640	441	9.5%
Interest expense	(108,757)	(116,278)	7,521	(6.5)%
Loss on modification or early extinguishment of debt	(29,197)	(209)	(28,988)	nm
Loss before income tax expense and equity in net earnings (losses) of investees	(104,302)	(173,354)	69,052	(39.8)%
Income tax expense	(892)	(357)	(535)	149.9%
Equity in net earnings (losses) of investees	4,569	(10,409)	14,978	(143.9)%
Net loss	$(100,625)	$(184,120)	$83,495	(45.3)%
    nm - not meaningful
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Six Months Ended June 30,		As of and For the Six Months Ended June 30,
	2025	2024	2025	2024
Total properties	197	197	230	232
Number of units	22,202	22,202	24,872	25,230
Occupancy	81.1%	80.1%	80.4%	78.9%
Average monthly rate (2)	$5,341	$5,095	$5,427	$5,163

	Six Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Residents fees and services	$580,416	$547,416	$33,000	6.0%	$75,435	$69,232	$655,851	$616,648	$39,203	6.4%
Property operating expenses	(505,020)	(487,774)	17,246	3.5%	(77,388)	(75,180)	(582,408)	(562,954)	19,454	3.5%
NOI	$75,396	$59,642	$15,754	26.4%	$(1,953)	$(5,948)	$73,443	$53,694	$19,749	36.8%
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

Residents fees and services. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities as shown in the table above. The activity for our non-comparable properties primarily reflects the 15 communities classified as held for sale as of June 30, 2025 and 13 communities transitioned to an existing third party manager during the 2024 period.
Property operating expenses. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, management fees as a result of higher revenues, marketing and other direct costs, partially offset by decreased insurance costs due to a reduction in premiums. The activity for our non-comparable properties primarily reflects the 15 communities classified as held for sale as of June 30, 2025 and 13 communities transitioned to an existing third party manager during the 2024 period.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Medical Office and Life Science Portfolio:

	Comparable Properties (1)		All Properties
	As of June 30,		As of June 30,
	2025	2024	2025	2024
Total properties	83	83	92	101
Total square feet	6,469	6,468	7,400	8,396
Occupancy	89.8%	92.0%	82.9%	81.5%

	Six Months Ended June 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Rental income	$91,915	$92,850	$(935)	(1.0)%	$5,904	$15,854	$97,819	$108,704	$(10,885)	(10.0)%
Property operating expenses	(38,981)	(38,988)	(7)	0.0%	(5,495)	(9,191)	(44,476)	(48,179)	(3,703)	(7.7)%
NOI	$52,934	$53,862	$(928)	(1.7)%	$409	$6,663	$53,343	$60,525	$(7,182)	(11.9)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2024; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in each of which we own an equity interest.
Rental income. Rental income decreased at our comparable properties primarily due to vacancies at certain of our properties, partially offset by a termination fee totaling $600 paid during the six months ended June 30, 2025 by a former tenant at one of our properties. This space was subsequently re-leased to another tenant in April 2025. Rental income decreased at our non-comparable properties primarily due to dispositions since January 1, 2024.
Property operating expenses. Property operating expenses decreased primarily due to dispositions since January 1, 2024.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.

All Other(1):

	Comparable Properties (2)				All Properties
	As of and For the Six Months Ended June 30,				As of and For the Six Months Ended June 30,
	2025		2024		2025		2024
Total properties:
Triple net leased senior living communities	8		8		9		27
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.88	x	1.89	x	1.88	x	1.89 x
Wellness centers (3)	2.93	x	1.80	x	2.93	x	1.80 x

	Six Months Ended June 30,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Rental income	$14,231	$12,605	$1,626	12.9%	$1,675	$4,211	$15,906	$16,816	$(910)	(5.4)%
Property operating expenses	(20)	(493)	(473)	(95.9)%	(2)	(43)	(22)	(536)	(514)	(95.9)%
NOI	$14,211	$12,112	$2,099	17.3%	$1,673	$4,168	$15,884	$16,280	$(396)	(2.4)%
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
Property operating expenses. The decrease in property operating expenses for our comparable properties primarily reflects real estate taxes and other expenses paid directly by our tenants during the six months ended June 30, 2025, which were previously paid by us during prior periods.
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
General and administrative expense. General and administrative expense increased primarily due to $6,555 of estimated incentive management fees that we recognized for the six months ended June 30, 2025 as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period.
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
Gain on insurance recoveries. During the six months ended June 30, 2025, we recognized a gain on insurance recoveries related to cash received from our insurance provider in excess of our losses for a claim that was finalized. For further information regarding this gain on insurance recoveries, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income. The increase in interest and other income is primarily due to higher average invested cash balances during the six months ended June 30, 2025 compared to the 2024 period.
Interest expense. Interest expense decreased primarily due to the redemption during 2025 of an aggregate $380,000 of our remaining 9.75% senior unsecured notes due 2025. Additionally, there was a decrease in discount accretion for our senior secured notes due 2026 due to the partial redemption of an aggregate $299,158 of these notes during 2025. During the six months ended June 30, 2025 and 2024, we recognized discount accretion of $38,429 and $42,099, respectively, for our senior secured notes due 2026. These decreases were partially offset by the execution of a $120,000 mortgage loan in May 2024 at a fixed interest rate of 6.864% per annum and four mortgage financings totaling $343,157 during 2025.
Loss on modification or early extinguishment of debt. During the six months ended June 30, 2025, we recorded a loss on early extinguishment of debt in connection with the partial redemption of an aggregate $299,158 of our outstanding senior secured notes due 2026 and with the redemption of all $380,000 of our remaining 9.75% senior secured notes due 2025.
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

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of the applicable rules of the Securities and Exchange Commission, or the SEC, including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three and six months ended June 30, 2025 and 2024. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2025 and 2024 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(91,639)	$(97,861)	$(100,625)	$(184,120)
Depreciation and amortization	66,266	68,357	134,591	138,490
Loss (gain) on sale of properties	7,429	13,213	(102,711)	19,087
Impairment of assets	30,993	6,545	69,465	18,687
Equity in net (earnings) losses of investees	(3,082)	12,307	(4,569)	10,409
Share of FFO from unconsolidated joint ventures	2,715	2,047	5,452	4,061
Adjustments to reflect our share of FFO attributable to an equity method investment	895	9,955	1,968	10,537
FFO	13,577	14,563	3,571	17,151

Incentive management fees (1)	4,148	(849)	6,555	—
Acquisition and certain other transaction related costs	75	1,826	99	1,912
Gain on insurance recoveries	—	—	(7,522)	—
Loss on modification or early extinguishment of debt	126	209	29,197	209
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	646	(8,919)	977	(8,919)
Normalized FFO	$18,572	$6,830	$32,877	$10,353

Weighted average common shares outstanding (basic and diluted)	240,132	239,326	240,045	239,259

Per common share data (basic and diluted):
Net loss	$(0.38)	$(0.41)	$(0.42)	$(0.77)
FFO	$0.06	$0.06	$0.01	$0.07
Normalized FFO	$0.08	$0.03	$0.14	$0.04
Distributions declared	$0.01	$0.01	$0.02	$0.02
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net loss to NOI for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Net Loss to NOI:
Net loss	$(91,639)	$(97,861)	$(100,625)	$(184,120)

Equity in net (earnings) losses of investees	(3,082)	12,307	(4,569)	10,409
Income tax expense	843	170	892	357
Loss before income taxes and equity in net earnings (losses) of investees	(93,878)	(85,384)	(104,302)	(173,354)
Loss on modification or early extinguishment of debt	126	209	29,197	209
Interest expense	50,926	58,702	108,757	116,278
Interest and other income	(2,982)	(2,403)	(5,081)	(4,640)
Gain on insurance recoveries	—	—	(7,522)	—
Loss (gain) on sale of properties	7,429	13,213	(102,711)	19,087
Impairment of assets	30,993	6,545	69,465	18,687
Acquisition and certain other transaction related costs	75	1,826	99	1,912
General and administrative	11,177	6,262	20,177	13,830
Depreciation and amortization	66,266	68,357	134,591	138,490
Total NOI	$70,132	$67,327	$142,670	$130,499

SHOP NOI	$36,615	$28,984	$73,443	$53,694
Medical Office and Life Science Portfolio NOI	26,487	30,273	53,343	60,525
All Other NOI	7,030	8,070	15,884	16,280
Total NOI	$70,132	$67,327	$142,670	$130,499
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

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents and restricted cash at beginning of period	$149,854	$246,961
Net cash provided by (used in):
Operating activities	49,777	72,894
Investing activities	270,038	(95,691)
Financing activities	(321,088)	45,921
Cash and cash equivalents and restricted cash at end of period	$148,581	$270,085
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
The decrease in cash provided by operating activities for the six months ended June 30, 2025 compared to the prior period was primarily due to the accreted interest of $34,700 paid during the 2025 period as a result of the partial redemption of our outstanding senior secured notes due 2026, partially offset by higher cash flows at our SHOP communities.
Our Investing Liquidity and Resources
The change in cash provided by (used in) investing activities for the six months ended June 30, 2025 compared to the prior period was primarily due to an increase in proceeds from the sale of properties, a $17,000 cash dividend paid to us by AlerisLife and our purchase on February 16, 2024 of approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the tender offer price of $1.31 per share for a total purchase price, including transaction related costs, of $15,459. These changes were partially offset by $8,500 of contributions made to the Seaport JV in the 2025 period.

The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SHOP fixed assets and capital improvements	$24,283	$21,623	$45,398	$31,714
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	3,528	6,409	7,375	12,438
Building improvements (2)	1,518	1,852	3,042	2,771
Recurring capital expenditures - Medical Office and Life Science Portfolio	5,046	8,261	10,417	15,209
Wellness centers lease related costs (1)	—	4,591	—	11,514
Total recurring capital expenditures	$29,329	$34,475	$55,815	$58,437

Development, redevelopment and other activities - SHOP (3)	$4,660	$5,705	$10,228	$6,894
Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	—	1,112	—	1,825
Total development, redevelopment and other activities	$4,660	$6,817	$10,228	$8,719

Capital expenditures by segment:
SHOP	$28,943	$27,328	$55,626	$38,608
Medical Office and Life Science Portfolio	5,046	9,373	10,417	17,034
All Other - wellness centers	—	4,591	—	11,514
Total capital expenditures	$33,989	$41,292	$66,043	$67,156
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
As of June 30, 2025, we had estimated unspent leasing related obligations at our medical office and life science properties of approximately $25,528, of which we expect to spend approximately $22,968 during the next 12 months. We expect to fund these obligations using operating cash flows, cash on hand, proceeds from the disposition of certain properties and future financing activities.
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
During the six months ended June 30, 2025, we sold 26 properties for an aggregate sales price of $337,225, excluding closing costs. Subsequent to June 30, 2025, we sold three properties for an aggregate sales price of $8,800, excluding closing costs. As of August 1, 2025, we had 49 properties under agreements or letters of intent to sell for an aggregate sales price of $279,923, excluding closing costs. The net proceeds from the sales of 11 of these properties, which have an expected aggregate sales price, excluding closing costs, of $90,588, are required to be used to partially redeem our outstanding senior secured notes due 2026, if the sales of such properties are completed. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result. For further information regarding our dispositions, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On February 14, 2025, AlerisLife paid an aggregate cash dividend of $50,000 to its stockholders. Our pro rata share of this cash dividend was $17,000.
On July 15, 2025, AlerisLife paid an aggregate cash dividend of $10,000 to its stockholders. Our pro rata share of this cash dividend was $3,400.
Our Financing Liquidity and Resources
The change in cash (used in) provided by financing activities for the six months ended June 30, 2025 compared to the prior period was primarily due to the redemption of our outstanding senior secured notes due 2025 and partial redemption of our outstanding senior secured notes due 2026, partially offset by our execution of four mortgage financings for aggregate proceeds, excluding closing costs, of $343,157 in the 2025 period.
In June 2025, we obtained a $150,000 revolving credit facility secured by 14 SHOP communities. Our revolving credit facility is available for general business purposes, including acquisitions. We can borrow, repay and reborrow funds available under our revolving credit facility, and no principal repayments are due, until maturity. Availability of borrowings under our credit agreement is subject to satisfying certain financial covenants and other credit facility conditions. Our revolving credit facility matures in June 2029 and we have two six-month extension options for the maturity date of the facility, subject to satisfaction of certain conditions and payment of an extension fee.
Interest payable on borrowings under our revolving credit facility is based on SOFR plus a premium of 2.50% to 3.00%, depending on our net leverage ratio, as defined in our credit agreement, which was 2.50% as of June 30, 2025. We also pay an unused commitment fee of 25 to 35 basis points per annum based on amounts outstanding under our revolving credit facility. As of June 30, 2025, the annual interest rate payable on borrowings under our revolving credit facility was 7.05%. As of June 30, 2025 and August 1, 2025, we had no borrowings under our revolving credit facility and $150,000 available for borrowings.
As of June 30, 2025, we had $141,769 of cash and cash equivalents. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
During the six months ended June 30, 2025, we paid quarterly cash distributions to our shareholders totaling approximately $4,826 using existing cash balances. On July 10, 2025, we declared a quarterly distribution payable to common shareholders of record on July 21, 2025 in the amount of $0.01 per share, or approximately $2,414. We expect to pay this distribution on or about August 14, 2025 using cash on hand. For further information regarding the distribution we paid during 2025, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our $641,376 in outstanding senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by the Collateral Guarantors, and on a joint, several and unsecured basis, by all our subsidiaries other than the Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the Collateral Guarantors. No cash interest will accrue on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year. We have a one-time option to extend the maturity date of these senior secured notes by one year, to January 15, 2027, subject to satisfaction of certain conditions and payment of an extension fee. If we exercise this option, interest payments will be due semiannually during the extension period at an initial interest rate of 11.25% with increases of 50 basis points every 90 days these senior secured notes remain outstanding. We are currently under agreements or letters of intent to sell 11 properties securing our senior secured notes due 2026 for an aggregate sales price of $90,588, excluding closing costs. The net proceeds from these sales are required to be used to partially redeem these senior secured notes, if these sales are completed.
In March 2025, we executed a $140,000 floating rate mortgage loan secured by 14 SHOP communities. This mortgage loan matures in March 2028 and requires that interest be paid at an annual rate of SOFR plus a premium of 2.50% with interest-only payments through April 2027, and we have two six-month extension options of the interest-only period, subject to satisfaction of certain conditions. In connection with this mortgage loan, we have purchased an interest rate cap with a SOFR strike rate equal to 4.50% pursuant to the terms of the applicable loan agreement.
In April 2025, we executed a $108,873 fixed rate mortgage financing secured by seven SHOP communities. These mortgage loans mature in May 2035 and require that interest be paid at an annual rate of 6.22% with interest-only payments through May 2030.
In May 2025, we executed a $64,000 fixed rate mortgage loan secured by four SHOP communities. This mortgage loan matures in June 2030 and requires that interest be paid at an annual rate of 6.57%.
In May 2025, we executed a $30,284 fixed rate mortgage financing secured by two SHOP communities. These mortgage loans mature in June 2035 and require that interest be paid at an annual rate of 6.36% with interest-only payments through June 2028.
From April through June 2025, we used the net proceeds from these 2025 mortgage financings, together with cash on hand, to fully redeem the remaining $380,000 principal balance of our 9.75% senior unsecured notes due June 2025. Our next significant debt maturity is $641,376 in outstanding senior secured notes with a maturity date of January 15, 2026, which is subject to a one-time option to extend the maturity date by one year, to January 15, 2027.
For further information regarding our outstanding debt, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Debt Covenants (dollars in thousands)
Our principal debt obligations at June 30, 2025 were: (1) $1,600,000 outstanding principal amount of senior unsecured notes; (2) $641,376 outstanding principal amount of senior secured notes; and (3) $329,809 aggregate principal amount of mortgage notes (excluding discounts, premiums and net debt issuance costs) secured by 36 properties. For further information regarding our indebtedness, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior notes are governed by our senior notes indentures and their supplements. Our credit agreement, our mortgage loan agreements and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our credit agreement and our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. As of June 30, 2025, we believe we were in compliance with all of the covenants under our debt agreements. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns or a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy our debt covenants and conditions.

Our senior notes indentures and their supplements do not contain provisions for acceleration which could be triggered by our debt ratings. See "—Our Financing Liquidity and Resources" above for information regarding recent changes to our issuer credit rating and senior debt ratings.
Our revolving credit facility contains cross default provisions to any other debts of more than $25,000. Our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $20,000 ($50,000 or more in the case of our senior notes indentures and supplements entered in February 2016, February 2018, June 2020, February 2021 and December 2023).
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
Supplemental Guarantor Information (dollars in thousands)
On February 3, 2021, we issued $500,000 of our 4.375% senior notes due 2031. As of June 30, 2025, all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees.
A subsidiary guarantor's guarantee of our 4.375% senior notes due 2031 and all other obligations of such subsidiary guarantor under the indenture governing the notes will automatically terminate and such subsidiary guarantor will automatically be released from all of its obligations under such subsidiary guarantee and the indenture under certain circumstances, including on or after the date (a) the notes have an investment grade rating from two rating agencies and one of such investment grade ratings is a mid-BBB investment grade rating and (b) no default or event of default has occurred and is continuing under the indenture. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on our 4.375% senior notes due 2031 or their guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of our 4.375% senior notes due 2031 to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries' creditors and any preferred equity holders. As a result, our 4.375% senior notes due 2031 and their guarantees are structurally subordinated to all indebtedness, guarantees and other liabilities of our subsidiaries that do not guarantee our 4.375% senior notes due 2031, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor:

	June 30, 2025	December 31, 2024
Real estate properties, net	$2,365,609	$2,465,179
Other assets, net	330,776	363,471
Total assets	$2,696,385	$2,828,650

Indebtedness, net	$2,153,616	$2,783,826
Other liabilities	213,291	227,424
Total liabilities	$2,366,907	$3,011,250

Six Months Ended June 30, 2025
Revenues	$478,575
Expenses	$603,206
Loss from continuing operations	$(239,670)
Net loss	$(235,993)
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
Impact of Government Reimbursement
For the six months ended June 30, 2025, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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
Floating Rate Debt
As of June 30, 2025, our outstanding floating rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate (1)	Annual Interest Expense	Maturity Date	Interest Payments Due
Floating rate mortgage loan	$140,000	6.822%	$9,681	3/31/2028	Monthly
Floating rate secured revolving credit facility	—	—	—	6/11/2029	Monthly
	$140,000		$9,681
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
At June 30, 2025, we had no amounts outstanding under our revolving credit facility. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at a rate of SOFR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically SOFR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2025, including the impact of our interest rate cap:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate (1)	Outstanding Debt	Expense Per Year	Per Share Impact (2)
As of June 30, 2025	6.82%	$140,000	$9,681	$(0.04)
One percentage point increase (3)	7.00%	$140,000	$9,936	$(0.04)
(1)Based on SOFR plus a premium, which was 250 basis points per annum for our $140,000 floating rate mortgage loan, as of June 30, 2025.
(2)Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2025.
(3)A one percentage point increase in interest rates would be capped at 7.00% for our $140,000 floating rate mortgage loan as a result of our 4.50% interest rate cap purchased for this debt. However, a one percentage point increase in the interest rate of our floating rate debt to 7.82% at June 30, 2025 would result in total floating rate interest expense per year of $11,100 and a decrease in annual earnings per share of $0.05.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2025 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate (1)	Outstanding Debt (2)	Expense Per Year	Per Share Impact (3)
As of June 30, 2025	6.94%	$290,000	$20,406	$(0.09)
One percentage point increase (4)	7.54%	$290,000	$22,170	$(0.09)
(1)Based on SOFR plus a premium, which was 250 basis points per annum for both our revolving credit facility and our $140,000 floating rate mortgage loan, as of June 30, 2025. Interest rate is weighted based on amounts outstanding.
(2)Represents the maximum amount available under our revolving credit facility and our $140,000 floating rate mortgage loan.
(3)Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2025.
(4)A one percentage point increase in interest rates would be capped at 7.00% for our $140,000 floating rate mortgage loan as a result of our 4.50% interest rate cap purchased for this debt. However, a one percentage point increase in the interest rate of our floating rate debt to 7.94% at June 30, 2025 would result in total floating rate interest expense per year of $23,346 and a decrease in annual earnings per share of $0.10.
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

Fixed Rate Debt
As of June 30, 2025, our outstanding fixed rate debt consisted of the following:

	Principal Balance	Annual Interest Rate (1)	Annual Interest Expense	Maturity Date	Interest Payments Due
Debt
Senior secured notes (2)	$641,376	0.000%	$—	1/15/2026	At Maturity
Senior unsecured notes	500,000	4.750%	23,750	2/15/2028	Semiannually
Senior unsecured notes	500,000	4.375%	21,875	3/1/2031	Semiannually
Senior unsecured notes	350,000	5.625%	19,688	8/1/2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2/1/2046	Quarterly
Mortgage note	64,000	6.572%	4,264	6/7/2030	Monthly
Mortgage note	120,000	6.864%	8,351	6/11/2034	Monthly
Mortgage note	108,873	6.220%	6,866	5/1/2035	Monthly
Mortgage note	30,284	6.360%	1,953	6/1/2035	Monthly
Mortgage note	6,652	6.444%	435	7/1/2043	Monthly
	$2,571,185		$102,807
(1)The annual interest rate is the rate stated in the applicable contract.
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
No principal repayments are due under our senior notes until maturity. Our mortgage loan maturing in June 2034 requires monthly interest payments and no principal payment is due until maturity, while our mortgage loans maturing in March 2028, May 2035 and June 2035 require monthly interest payments and no principal payment is due for a specified amount of time. Our mortgage loans maturing in June 2030 and July 2043 require monthly principal and interest payments. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $19,344, which amount excludes $641,376 of our senior secured notes due 2026 as no interest is due until maturity.
Changes in market interest rates would affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Interest rates continue to remain elevated despite recent reductions by the U.S. Federal Reserve. There are uncertainties surrounding interest rates and they may remain at current levels, decrease or increase.
Our debt agreements contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date, and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the noteholder. In the past, we have repurchased and retired some of our outstanding debt and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The impact of unfavorable market and commercial real estate industry conditions due to possible reduced demand for healthcare related space and senior living communities, uncertainties surrounding interest rates, wage and commodity price inflation, supply chain disruptions, volatility in the public debt and equity markets, effects of or changes to tariffs or trading policies, pandemics, geopolitical instability and tensions, economic uncertainties, labor market conditions or changes in real estate utilization, among other things, on us and our managers and other operators and tenants,
•Our senior living operators' abilities to successfully and profitably operate the communities they manage for us,
•The continuing impact of changing market practices on us and our managers and other operators and tenants, such as delayed recovery of the senior housing industry, reduced demand for leased medical office, life science and other space of ours and residencies at senior living communities, and increased operating costs,
•The financial strength of our managers and other operators and tenants,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our tenants and residents will pay rent or be negatively impacted by continuing unfavorable market and commercial real estate industry conditions,
•Our managers' abilities to increase or maintain rates charged to residents of our senior living communities and manage operating costs for those communities,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our ability to increase rents when our leases expire or renew,
•Costs we incur and concessions we grant to lease our properties,
•Risk and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of inflation, cost overruns, tariffs, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants and residents,

•Our ability to effectively raise and balance our use of debt and equity capital,
•Our ability to purchase cost effective interest rate caps,
•Our ability to comply with the financial covenants under our debt agreements,
•Our ability to make required payments on our debt,
•Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility, and otherwise manage leverage,
•Our credit ratings,
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended June 30, 2025:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2025	7,965	$2.47	—	$—
May 1 - May 31, 2025	30,943	2.68	—	—
Total / weighted average	38,908	$2.64	—	$—

(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of former officers and employees of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
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

4.12
Indenture, dated as of December 21, 2023, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, related to Senior Secured Notes due 2026. (Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2023.)

4.13
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 8, 2015.)

10.1	Diversified Healthcare Trust Second Amended and Restated 2012 Equity Compensation Plan. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 2, 2025.)
10.2
Release of Certain Guarantors, dated as of June 30, 2025, related to 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Filed herewith.)

10.3
Release of Certain Guarantors, dated as of June 30, 2025, related to Senior Secured Notes due 2026, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association. (Filed herewith.)

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

Dated: August 4, 2025

	By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: August 4, 2025