Form 10-Q
period 2025-09-30
DIVERSIFIED HEALTHCARE TRUST
filed 2025-11-03
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Number of registrant's common shares outstanding as of November 3, 2025: 242,146,962

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

September 30, 2025

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Real estate properties:
Land	$542,403	$605,973
Buildings and improvements	5,416,972	5,817,279
Total real estate properties, gross	5,959,375	6,423,252
Accumulated depreciation	(2,077,012)	(2,082,777)
Total real estate properties, net	3,882,363	4,340,475

Investments in unconsolidated joint ventures	112,769	126,859
Assets of properties held for sale	258,389	276,270
Cash and cash equivalents	201,371	144,584
Restricted cash	8,252	5,270
Equity method investment	8,240	24,590
Acquired real estate leases and other intangible assets, net	21,784	26,300
Other assets, net	190,806	192,657
Total assets	$4,683,974	$5,137,005

Liabilities and Equity
Secured revolving credit facility	$—	$—
Senior secured notes, net	687,487	826,974
Senior unsecured notes, net	1,580,027	1,957,319
Secured debt and finance leases, net	455,851	126,611
Liabilities of properties held for sale	17,604	6,024
Accrued interest	12,408	23,092
Other liabilities	241,867	238,142
Total liabilities	2,995,244	3,178,162

Commitments and contingencies

Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 242,146,962 and 241,271,703 shares issued and outstanding, respectively	2,421	2,413
Additional paid in capital	4,622,061	4,620,313
Cumulative net income	1,143,358	1,408,023
Cumulative other comprehensive income (loss)	19	(17)
Cumulative distributions	(4,079,129)	(4,071,889)
Total equity	1,688,730	1,958,843
Total liabilities and equity	$4,683,974	$5,137,005

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$55,316	$61,635	$169,041	$187,155
Residents fees and services	333,390	312,005	989,241	928,653
Total revenues	388,706	373,640	1,158,282	1,115,808

Expenses:
Property operating expenses	325,387	309,697	952,293	921,366
Depreciation and amortization	65,324	68,959	199,915	207,449
General and administrative	12,789	13,933	32,966	27,763
Acquisition and certain other transaction related costs	1,158	331	1,257	2,243
Impairment of assets	93,243	23,031	162,708	41,718
Total expenses	497,901	415,951	1,349,139	1,200,539

Gain (loss) on sale of properties	1,260	111	103,971	(18,976)
Gain on insurance recoveries	—	—	7,522	—
Interest income and other expenses	(774)	2,575	4,307	7,215
Interest expense (including net amortization of debt discounts, premiums and issuance costs of $20,121, $26,188, $66,094 and $76,642, respectively)	(48,886)	(59,443)	(157,643)	(175,721)
Loss on modification or early extinguishment of debt	(11,191)	—	(40,388)	(209)
Loss before income taxes and equity in net earnings (losses) of investees	(168,786)	(99,068)	(273,088)	(272,422)
Income tax expense	(337)	(148)	(1,229)	(505)
Equity in net earnings (losses) of investees	5,083	527	9,652	(9,882)
Net loss	$(164,040)	$(98,689)	$(264,665)	$(282,809)

Other comprehensive income:
Equity in unrealized gains of an investee	7	34	59	8
Unrealized loss on derivative	(6)	—	(23)	—
Other comprehensive income	1	34	36	8
Comprehensive loss	$(164,039)	$(98,655)	$(264,629)	$(282,801)

Weighted average common shares outstanding (basic and diluted)	240,385	239,667	240,160	239,396

Per common share amounts (basic and diluted):
Net loss	$(0.68)	$(0.41)	$(1.10)	$(1.18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Equity
Balance at December 31, 2024:	241,271,703	$2,413	$4,620,313	$1,408,023	$(17)	$(4,071,889)	$1,958,843
Net loss	—	—	—	(8,986)	—	—	(8,986)
Other comprehensive income	—	—	—	—	21	—	21
Distributions	—	—	—	—	—	(2,413)	(2,413)
Share grants	33,582	—	605	—	—	—	605
Share repurchases	(2,035)	—	(6)	—	—	—	(6)
Share forfeitures	(35,431)	—	(13)	—	—	—	(13)
Balance at March 31, 2025:	241,267,819	2,413	4,620,899	1,399,037	4	(4,074,302)	1,948,051
Net loss	—	—	—	(91,639)	—	—	(91,639)
Other comprehensive income	—	—	—	—	14	—	14
Distributions	—	—	—	—	—	(2,413)	(2,413)
Share grants	203,987	2	1,067	—	—	—	1,069
Share repurchases	(38,908)	(1)	(102)	—	—	—	(103)
Share forfeitures	(12,557)	—	(6)	—	—	—	(6)
Balance at June 30, 2025:	241,420,341	2,414	4,621,858	1,307,398	18	(4,076,715)	1,854,973
Net loss	—	—	—	(164,040)	—	—	(164,040)
Other comprehensive income	—	—	—	—	1	—	1
Distributions	—	—	—	—	—	(2,414)	(2,414)
Share grants	950,895	10	1,159	—	—	—	1,169
Share repurchases	(218,290)	(2)	(952)	—	—	—	(954)
Share forfeitures	(5,984)	(1)	(4)	—	—	—	(5)
Balance at September 30, 2025:	242,146,962	$2,421	$4,622,061	$1,143,358	$19	$(4,079,129)	$1,688,730
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2023:	240,423,898	$2,405	$4,618,470	$1,778,278	$—	$(4,062,262)	$2,336,891
Net loss	—	—	—	(86,259)	—	—	(86,259)
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Distributions	—	—	—	—	—	(2,404)	(2,404)
Share grants	—	—	558	—	—	—	558
Share repurchases	(30,176)	(1)	(78)	—	—	—	(79)
Balance at March 31, 2024:	240,393,722	2,404	4,618,950	1,692,019	(4)	(4,064,666)	2,248,703
Net loss	—	—	—	(97,861)	—	—	(97,861)
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Distributions	—	—	—	—	—	(2,404)	(2,404)
Share grants	259,259	3	937	—	—	—	940
Share repurchases	(17,511)	(1)	(41)	—	—	—	(42)
Share forfeitures	(16,000)	—	—	—	—	—	—
Balance at June 30, 2024:	240,619,470	2,406	4,619,846	1,594,158	(26)	(4,067,070)	2,149,314
Net loss	—	—	—	(98,689)	—	—	(98,689)
Other comprehensive income	—	—	—	—	34	—	34
Distributions	—	—	—	—	—	(2,406)	(2,406)
Share grants	881,767	9	923	—	—	—	932
Share repurchases	(219,864)	(2)	(779)	—	—	—	(781)
Balance at September 30, 2024:	241,281,373	$2,413	$4,619,990	$1,495,469	$8	$(4,069,476)	$2,048,404
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(264,665)	$(282,809)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	199,915	207,449
Net amortization of debt discounts, premiums and issuance costs	66,094	76,642
Payment of accreted interest on senior secured notes	(86,992)	—
Straight line rental income	(759)	(1,605)
Amortization of acquired real estate leases and other intangible assets, net	83	84
Loss on modification or early extinguishment of debt	40,388	209
Impairment of assets	162,708	41,718
(Gain) loss on sale of properties	(103,971)	18,976
Gain on insurance recoveries	(7,522)	—
Other non-cash adjustments, net	(10)	(405)
Unconsolidated joint venture distributions	250	1,231
Equity in net (earnings) losses of investees	(9,652)	9,882
Change in assets and liabilities:
Deferred leasing costs, net	(3,273)	(2,199)
Other assets	(11,173)	2,828
Accrued interest	(10,684)	(258)
Other liabilities	29,755	22,285
Net cash provided by operating activities	492	94,028

Cash flows from investing activities:
Real estate improvements	(114,389)	(134,966)
Proceeds from sale of properties, net	349,382	27,845
Investment in AlerisLife Inc.	—	(15,459)
Equity method investment distributions	48,400	—
Contributions to unconsolidated joint ventures	(8,500)	—
Proceeds from insurance recoveries	1,308	1,698
Purchase of interest rate cap	(47)	—
Net cash provided by (used in) investing activities	276,154	(120,882)

Cash flows from financing activities:
Proceeds from issuance of senior secured notes, net	369,375	—
Proceeds from mortgage notes payable	343,157	120,000
Redemption of senior secured notes	(483,368)	—
Redemption of senior unsecured notes	(380,000)	(60,000)
Repayment of other debt	(2,728)	(2,388)
Early extinguishment of debt settled in cash	(35,804)	—
Payment of debt issuance costs	(19,206)	(8,203)
Repurchase of common shares	(1,063)	(902)
Distributions to shareholders	(7,240)	(7,214)
Net cash (used in) provided by financing activities	(216,877)	41,293

Increase in cash and cash equivalents and restricted cash	59,769	14,439
Cash and cash equivalents and restricted cash at beginning of period	149,854	246,961
Cash and cash equivalents and restricted cash at end of period	$209,623	$261,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Interest paid (1)	$189,225	$99,337
Income taxes paid	$626	$484

Non-cash investing activities:
Real estate improvements accrued, not paid	$15,474	$18,603
(1)Includes $86,992 of accreted interest paid during the nine months ended September 30, 2025 on our senior secured notes due 2026.
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of September 30,
	2025	2024
Cash and cash equivalents	$201,371	$256,527
Restricted cash (1)	8,252	4,873
Total cash and cash equivalents and restricted cash shown in our condensed consolidated statements of cash flows	$209,623	$261,400
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
Note 3.  Real Estate and Other Investments
As of September 30, 2025, we owned 335 properties located in 34 states and Washington, D.C., including 50 properties classified as held for sale, and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states.
Dispositions:
The table below represents the sale prices, excluding closing costs, of our dispositions for the nine months ended September 30, 2025. We do not believe these sales represent a strategic shift in our business. As a result, the results of

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
operations for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	State	Type of Property	Number of Properties	Sales Price	Gain (Loss) on Sale
January 2025	Delaware	Senior Living (SHOP)	1	$2,900	$1,263
January 2025	California	Life Science (1)	3	159,025	9,723
February 2025	Arizona	Life Science	1	16,800	65
February 2025	Various	Senior Living (1)	18	135,000	97,560
March 2025	Connecticut	Medical Office (1)	1	7,100	1,529
May 2025	Tennessee	Senior Living (SHOP)	1	11,150	(5,261)
May 2025	Missouri	Medical Office	1	5,250	(2,168)
July 2025	Wisconsin	Medical Office	1	500	(34)
July 2025	Montana	Medical Office	1	4,300	31
July 2025	New Jersey	All Other	1	4,000	1,554
August 2025	Pennsylvania	Medical Office	1	1,800	(19)
September 2025	Georgia	Senior Living (SHOP)	1	1,600	(218)
September 2025	Maryland	Medical Office	1	4,250	(54)
			32	$353,675	$103,971
(1)We used aggregate net proceeds of $299,158 from the sales of these properties to partially redeem our outstanding senior secured notes due 2026.

As of September 30, 2025, we had 50 properties classified as held for sale in our condensed consolidated balance sheet as follows:

Segment	Number of Properties	Real Estate Properties, Net
SHOP	29	$94,778
Medical Office and Life Science	21	139,609
	50	$234,387
Subsequent to September 30, 2025, we sold 12 properties for an aggregate sales price of $42,130, excluding closing costs. In October 2025, we used net proceeds of $10,249 from the sale of one of these properties to partially redeem our outstanding senior secured notes due 2026. As of November 3, 2025, we had 38 properties under agreements or letters of intent to sell for an aggregate sales price of $237,219, excluding closing costs. The net proceeds from the sales of 12 of these properties, which have an expected aggregate sales price of $90,529, excluding closing costs, are required to be used to partially redeem our outstanding senior secured notes due 2026, if the sales of such properties are completed. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties, and we may incur losses on any such sales as a result.
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
During the nine months ended September 30, 2025, we recorded impairment charges of $109,597 to adjust the carrying value of 18 medical office and life science properties to their estimated fair values. We sold five of these properties during the nine months ended September 30, 2025. The remaining 13 properties were classified as held for sale in our condensed consolidated balance sheet as of September 30, 2025. During the nine months ended September 30, 2025, we also recorded impairment charges of $53,111 to adjust the carrying value of 25 senior living communities in our senior housing operating portfolio, or SHOP, to their estimated fair values. We sold one of these communities during the nine months ended September 30, 2025. The remaining 24 communities were classified as held for sale in our condensed consolidated balance sheet as of September 30, 2025.
Investments and Capital Expenditures:
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SHOP fixed assets and capital improvements	$33,306	$27,923	$78,704	$59,637
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	4,961	3,504	12,336	15,942
Building improvements (2)	2,295	1,359	5,337	4,130
Recurring capital expenditures - Medical Office and Life Science Portfolio	7,256	4,863	17,673	20,072
Wellness centers lease related costs (1)	—	5,488	—	17,002
Total recurring capital expenditures	$40,562	$38,274	$96,377	$96,711

Development, redevelopment and other activities - SHOP (3)	$1,865	$11,714	$12,093	$18,608
Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	175	537	175	2,362
Total development, redevelopment and other activities	$2,040	$12,251	$12,268	$20,970

Capital expenditures by segment:
SHOP	$35,171	$39,637	$90,797	$78,245
Medical Office and Life Science Portfolio	7,431	5,400	17,848	22,434
All Other - wellness centers	—	5,488	—	17,002
Total capital expenditures	$42,602	$50,525	$108,645	$117,681
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Equity Method Investments in Unconsolidated Joint Ventures:
As of September 30, 2025, we had equity investments in unconsolidated joint ventures as follows:

Equity Method Investments in Joint Venture	DHC Ownership	DHC Carrying Value of Investment at September 30, 2025	Number of Properties	State	Square Feet
Seaport Innovation LLC	10%	$67,060	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	45,709	10	CA, MA, NY, TX, WA	1,068,763
		$112,769	11		2,203,242
The following table provides a summary of the mortgage debts of these joint ventures as of September 30, 2025:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2) (3)	5.60%	9/1/2030	$1,000,000
Mortgage Notes Payable (secured by nine properties in five states) (4)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (4) (5)	6.14%	2/9/2026	266,825
	5.40%		$1,456,625
(1)Amounts are not adjusted for our minority equity interest.
(2)We provide certain limited recourse guaranties on this debt, with our liability limited to $100,000.
(3)Reflects August 2025 refinancing of the previous mortgage loan with an original principal balance of $620,000.
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

We account for the unconsolidated joint venture for 10 medical office and life science properties in which we own a 20% equity interest, or the LSMD JV, and the unconsolidated joint venture for a life science property located in Boston, Massachusetts in which we own a 10% equity interest, or the Seaport JV, using the equity method of accounting under the fair value option. We recognized changes in the fair value of our investments in our unconsolidated joint ventures of $1,869 and $1,707 during the three months ended September 30, 2025 and 2024, respectively, and $5,661 and $(18,173) during the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in equity in net earnings (losses) of investees in our condensed consolidated statements of comprehensive income (loss). On August 21, 2025, the Seaport JV paid an aggregate cash distribution of $280,000 to its investors in connection with the refinancing of its prior mortgage loan in August 2025. Our pro rata share of this cash distribution was $28,000 and our basis in the equity method investment in the Seaport JV was reduced by such amount. See Note 6 for further information regarding the valuation of our investment in these joint ventures.
Equity Method Investment in AlerisLife:
As of September 30, 2025, we owned approximately 34.0% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We do not control the activities that are most significant to AlerisLife and, as a result, we account for our non-controlling interest in AlerisLife using the equity method of accounting.
As of September 30, 2025, our investment in AlerisLife had a carrying value of $8,240. The cost basis of our investment in AlerisLife exceeded our proportionate share of AlerisLife's total stockholders' equity book value on the date of acquisition of our initial interest in AlerisLife, which was February 16, 2024, by an aggregate of $29,500. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 21 years, the weighted average remaining useful life of the real estate assets owned by AlerisLife and the intangible contract asset with us as of the date of acquisition. We recorded amortization of the basis difference of $351 and $351 for the three months ended September 30, 2025 and 2024, respectively, and $1,053 and $877 for the nine months ended September 30, 2025 and 2024, respectively. We recognized income of $2,863 and $(1,531) related to our investment in AlerisLife for the three months ended September 30, 2025 and 2024, respectively, and $2,938 and $7,414 for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in equity

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
in net earnings (losses) of investees in our condensed consolidated statements of comprehensive income (loss). On February 14, 2025, AlerisLife paid an aggregate cash dividend of $50,000 to its stockholders. Our pro rata share of this cash dividend was $17,000 and our basis in the equity method investment in AlerisLife was reduced by such amount. On July 15, 2025, AlerisLife paid an aggregate cash dividend of $10,000 to its stockholders. Our pro rata share of this cash dividend was $3,400 and our basis in the equity method investment in AlerisLife was reduced by such amount. See Note 11 for further information regarding our investment in AlerisLife.
Other:
In September 2022, certain of our managed senior living communities located in Florida experienced hurricane related damage. We carry comprehensive property, casualty, flood and business interruption insurances which covered our losses at these senior living communities, subject to a deductible. During the nine months ended September 30, 2025, we recognized a gain on insurance recoveries of $7,522 as a result of insurance proceeds received for these damaged senior living communities and the closing of the associated claim.
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
We increased rental income to record revenue on a straight line basis by $450 and $658 for the three months ended September 30, 2025 and 2024, respectively, and $759 and $1,605 for the nine months ended September 30, 2025 and 2024, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $62,056 and $69,814 of straight line rent receivables at September 30, 2025 and December 31, 2024, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $10,098 and $11,126 for the three months ended September 30, 2025 and 2024, respectively, of which tenant reimbursements totaled $10,064 and $11,083, respectively, and $30,748 and $34,111 for the nine months ended September 30, 2025 and 2024, respectively, of which tenant reimbursements totaled $30,255 and $33,953, respectively.
Right of Use Asset and Lease Liability: For leases where we are the lessee, we recognize a right of use asset and a lease liability equal to the present value of the minimum lease payments, with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $17,423 and $17,810, respectively, as of September 30, 2025, and $20,025 and $20,411, respectively, as of December 31, 2024. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 5.  Indebtedness
At September 30, 2025 and December 31, 2024, our outstanding indebtedness consisted of the following:
Senior Unsecured Notes:

			Principal Balance as of

	Coupon Rate	Maturity	September 30, 2025	December 31, 2024
Senior unsecured notes	9.750%	June 2025	$—	$380,000
Senior unsecured notes	4.750%	February 2028	500,000	500,000
Senior unsecured notes (1)	4.375%	March 2031	500,000	500,000
Senior unsecured notes	5.625%	August 2042	350,000	350,000
Senior unsecured notes	6.250%	February 2046	250,000	250,000
Total			1,600,000	1,980,000
Unamortized discount			(2,006)	(2,639)
Unamortized debt issuance costs			(17,967)	(20,042)
Senior unsecured notes, net			$1,580,027	$1,957,319
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

Secured and Other Debt:

	Number of Properties Securing at		Principal Balance as of (1)				Net Book Value of Collateral as of

	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	Interest Rate	Maturity	September 30, 2025	December 31, 2024
Secured revolving credit facility	14	—	$—	$—	6.84%	June 2029	$327,475	$—
Senior secured notes(2)(3)	58	95	334,370	940,534	0.00%	January 2026	617,410	1,064,171
Senior secured notes(4)	36	—	375,000	—	7.25%	October 2030	406,715	—
Floating rate mortgage loan (5)	14	—	140,000	—	6.63%	March 2028	144,694	—
Mortgage note	4	—	63,757	—	6.57%	June 2030	136,169	—
Mortgage note	8	8	120,000	120,000	6.86%	June 2034	184,383	191,186
Mortgage notes (6)	7	—	108,873	—	6.22%	May 2035	149,689	—
Mortgage notes (7)	2	—	30,284	—	6.36%	June 2035	35,192	—
Mortgage note	1	1	6,261	7,464	6.44%	July 2043	13,009	13,097
Finance Leases	2	2	1,056	2,338	7.70%	April 2026	20,546	21,606
Total	146	106	1,179,601	1,070,336			$2,035,282	$1,290,060
Unamortized discount			(10,398)	(101,035)
Unamortized debt issuance costs (8)			(25,865)	(15,716)
Total secured and other debt, net			$1,143,338	$953,585
(1)The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.
(2)These notes are fully and unconditionally guaranteed, on a joint, several and senior secured basis by certain of our subsidiaries that own 58 properties, or the 2026 Collateral Guarantors, and on a joint, several and unsecured basis, by all of our subsidiaries other

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
than the 2026 Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the 2026 Collateral Guarantors are secured by a first priority lien on and security interest in each of the collateral properties and 100% of the equity interests in each of the 2026 Collateral Guarantors. The unsecured guarantees related to these notes are effectively subordinated to all of the subsidiary guarantors' secured indebtedness to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes.
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
(4)These notes are fully and unconditionally guaranteed, on a joint, several and senior secured basis by certain of our subsidiaries that own 36 properties, or the 2030 Collateral Guarantors, and on a joint, several and unsecured basis, by all of our subsidiaries other than the 2030 Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the 2030 Collateral Guarantors are secured by a first priority lien on and security interest in 100% of the equity interests in each of the 2030 Collateral Guarantors. The unsecured guarantees related to these notes are effectively subordinated to all of the subsidiary guarantors' secured indebtedness to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes.
(5)This mortgage loan requires that interest be paid at an annual rate of SOFR plus a premium of 2.50% with interest-only payments through April 2027, and we have two six-month extension options of the interest-only period, subject to satisfaction of certain conditions. In connection with this mortgage loan, we have purchased an interest rate cap with a SOFR strike rate equal to 4.50% pursuant to the terms of the applicable loan agreement.
(6)These mortgage loans require interest-only payments through May 2030.
(7)These mortgage loans require interest-only payments through June 2028.
(8)Excludes unamortized debt issuance costs for our revolving credit facility as these costs are included in other assets, net in our condensed consolidated balance sheets.

As of September 30, 2025, all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees as of September 30, 2025.
No cash interest is due on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value will equal the principal amount at maturity. We recognized discount accretion of $16,313 and $22,034 for the three months ended September 30, 2025 and 2024, respectively, and $54,742 and $64,133 for the nine months ended September 30, 2025 and 2024, respectively, for our senior secured notes due 2026 in interest expense in our condensed consolidated statements of comprehensive income (loss). As of November 3, 2025, we are under agreements or letters of intent to sell 12 additional properties that secure our senior secured notes due 2026 for an expected aggregate sales price of $90,529, excluding closing costs. The net proceeds from these sales are required to be used to partially redeem these senior secured notes, if these sales are completed.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The table below represents our indebtedness repayments, excluding scheduled payments on amortizing debt, for the nine months ended September 30, 2025:

Date	Debt Instrument	Secured Property Count	Interest Rate	Original Maturity Date	Outstanding Principal Balance	Repayment Amount	Remaining Principal Balance	Loss on Modification or Early Extinguishment of Debt

Repayments during the nine months ended September 30, 2025:
March 2025 (1)	Senior secured notes	73	0.00%	January 2026	$940,534	$299,158	$641,376	$29,071
April 2025	Senior unsecured notes	—	9.75%	June 2025	$380,000	140,000	$240,000	82
May 2025	Senior unsecured notes	—	9.75%	June 2025	$240,000	140,000	$100,000	44
June 2025	Senior unsecured notes	—	9.75%	June 2025	$100,000	100,000	$—	—
September 2025 (2)	Senior secured notes	58	0.00%	January 2026	$641,376	307,006	$334,370	11,191
Total						$986,164		$40,388
(1)During the nine months ended September 30, 2025, we sold 22 properties that secured our senior secured notes due 2026. We used aggregate net proceeds of $299,158 from the sales of these properties to partially redeem these senior secured notes.
(2)In September 2025, we redeemed a portion of our senior secured notes due 2026 for a redemption price equal to the principal amount of $307,006. As a result of this partial redemption, 15 of the properties that secured these senior secured notes were released. There are now first priority liens on and security interests in 100% of the equity interests in the subsidiaries owning these 15 properties that secure our 7.25% senior secured notes due 2030.

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
In September 2025, we issued $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in a private offering raising net proceeds of $364,726, after deducting discounts and commissions to the initial purchasers and other estimated fees and expenses. These notes require semi-annual interest payments through maturity. We used the net proceeds from the offering to partially redeem $307,006 of our then outstanding $641,376 senior secured notes due 2026. As a result of

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
this partial redemption, we recorded a loss on modification or early extinguishment of debt of $11,191 for the three months ended September 30, 2025.
Interest payable on borrowings under our revolving credit facility is based on SOFR plus a premium of 2.50% to 3.00%, depending on our net leverage ratio, as defined in our credit agreement, which was 2.50% as of September 30, 2025. We also pay an unused commitment fee of 25 to 35 basis points per annum based on amounts outstanding under our revolving credit facility. As of September 30, 2025, the annual interest rate payable on borrowings under our revolving credit facility was 6.84%. As of September 30, 2025 and November 3, 2025, we had no borrowings under our revolving credit facility and $150,000 available for borrowings.
Interest on our senior unsecured notes and our 7.25% senior secured notes due 2030 is payable either semiannually or quarterly in arrears; however, no principal repayments are due until maturity. No interest is payable on our senior secured notes due 2026, with any principal amount outstanding due at maturity. Our mortgage loan maturing in June 2034 requires monthly interest payments and no principal payment is due until maturity, while our mortgage loans maturing in March 2028, May 2035 and June 2035 require monthly interest payments and no principal payment is due for a specified amount of time. Our mortgage loans maturing in June 2030 and July 2043 require monthly principal and interest payments. Payments under our finance leases are due monthly. We include amortization of finance lease assets in depreciation and amortization expense.
Our credit agreement, our mortgage loan agreements and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our credit agreement and our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. Borrowings under our revolving credit facility are subject to satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of September 30, 2025.
Note 6.  Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at September 30, 2025 and December 31, 2024, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of September 30, 2025	As of December 31, 2024
Description	Carrying Value	Carrying Value
Recurring Fair Value Measurements Assets:
Investment in unconsolidated joint venture (Level 3) (1)	$67,060	$81,949
Investment in unconsolidated joint venture (Level 3) (2)	$45,709	$44,910
Interest rate cap (Level 2) (3)	$1	$—
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (Level 2) (4)	$129,922	$—
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
(2)The 20% equity interest we own in the LSMD JV is included in investments in unconsolidated joint ventures in our condensed consolidated balance sheet, and is reported at fair value, which is based on significant unobservable inputs (Level 3 inputs). The significant unobservable inputs used in the fair value analysis are discount rates of between 6.25% and 8.75%, exit capitalization rates of between 5.25% and 8.00%, holding periods of 10 years and market rents. The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions. See Note 3 for further information regarding this joint venture.
(3)The fair value of our interest rate cap derivative is based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date.
(4)We have assets in our condensed consolidated balance sheets that are measured at fair value on a non-recurring basis. During the three months ended September 30, 2025, we recorded impairment charges of $57,331 to reduce the carrying value of 12 medical office properties classified as held for sale to their estimated sales price, less estimated costs to sell, of $82,288 under agreements to sell that we have entered into with third parties. During the three months ended September 30, 2025, we also recorded impairment

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
charges of $35,912 to reduce the carrying value of 24 senior living communities classified as held for sale to their estimated sales price, less estimated costs to sell, of $47,634 under agreements or letters of intent to sell that we have entered into with third parties. See Note 3 for further information about impairment charges and the properties we have classified as held for sale.
In addition to the assets described in the table above, our financial instruments at September 30, 2025 and December 31, 2024 included cash and cash equivalents, restricted cash, certain other assets, our revolving credit facility, senior unsecured notes, senior secured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of September 30, 2025		As of December 31, 2024
Description	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes, 9.750% coupon rate, due 2025	$—	$—	$379,392	$379,970
Senior secured notes, zero coupon rate, due 2026	322,734	330,692	826,974	885,108
Senior unsecured notes, 4.750% coupon rate, due 2028	496,972	476,700	496,018	429,170
Senior secured notes, 7.250% coupon rate, due 2030	364,753	381,113	—	—
Senior unsecured notes, 4.375% coupon rate, due 2031	495,346	441,700	494,702	368,240
Senior unsecured notes, 5.625% coupon rate, due 2042	343,588	233,800	343,302	218,260
Senior unsecured notes, 6.250% coupon rate, due 2046	244,121	176,200	243,905	157,700
Secured debt and finance leases	455,851	451,916	126,611	126,001
	$2,723,365	$2,492,121	$2,910,904	$2,564,449
(1)Includes unamortized net discounts, premiums and debt issuance costs, if any.
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, as of September 30, 2025 and December 31, 2024 (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our three issuances of senior unsecured notes due 2025, 2028 and 2031 and our two issuances of senior secured notes due 2026 and 2030 using an average of the bid and ask price on Nasdaq on or about September 30, 2025 and December 31, 2024 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
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
On September 9, 2025, we awarded to our officers and certain other employees of The RMR Group LLC, or RMR, under our equity compensation plan an aggregate of 950,895 of our common shares, valued at $4.28 per share, the closing price of our common shares on Nasdaq on that day.
Common Share Purchases:
During the three and nine months ended September 30, 2025, we purchased an aggregate of 218,290 and 259,233 of our common shares, respectively, valued at a weighted average share price of $4.37 and $4.10, respectively, from our officers and certain other current and former officers and employees of RMR and certain current and former employees of AlerisLife in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Distributions:
During the nine months ended September 30, 2025, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$2,413
April 10, 2025	April 22, 2025	May 15, 2025	0.01	2,413
July 10, 2025	July 21, 2025	August 14, 2025	0.01	2,414
			$0.03	$7,240
On October 9, 2025, we declared a quarterly distribution to common shareholders of record on October 27, 2025 of $0.01 per share, or approximately $2,421. We expect to pay this distribution on or about November 13, 2025 using cash on hand.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2025
	SHOP	Medical Office and Life Science Portfolio	Total
Revenues:
Rental income	$—	$48,201	$48,201
Residents fees and services	333,390	—	333,390
Total segment revenues	333,390	48,201	381,591

Reconciliation of revenue:
Other revenue (1)			7,115
Total revenues			388,706

Less:
Senior living labor and benefits	172,422	—	172,422
Dietary	21,362	—	21,362
Utilities	19,839	3,990	23,829
Real estate taxes	10,944	5,723	16,667
Insurance	9,385	739	10,124
Other operating expenses (2)	69,818	11,074	80,892
Interest expense	6,943	2,290	9,233
Depreciation and amortization	47,113	15,840	62,953
Other segment items (3)	36,130	55,538	91,668
Segment loss	(60,566)	(46,993)	(107,559)

Reconciliation of segment loss:
Other income (1)			4,653
General and administrative			(12,789)
Acquisition and certain other transaction related costs			(1,158)
Gain on sale of properties			1,554
Interest income and other expenses			(774)
Interest expense			(39,653)
Loss on modification or early extinguishment of debt			(11,191)
Income tax expense			(337)
Equity in net earnings of an investee			3,214
Net loss			$(164,040)
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
(3)Other segment items for each reportable segment include impairment of assets, gain (loss) on sale of properties, gain (loss) on modification or early extinguishment of debt, equity in net earnings (losses) of investees, interest income and other expenses and gain on insurance recoveries, as applicable.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2025
	SHOP	Medical Office and Life Science Portfolio	Total
Revenues:
Rental income	$—	$146,020	$146,020
Residents fees and services	989,241	—	989,241
Total segment revenues	989,241	146,020	1,135,261

Reconciliation of revenue:
Other revenue (1)			23,021
Total revenues			1,158,282

Less:
Senior living labor and benefits	500,086	—	500,086
Dietary	62,893	—	62,893
Utilities	56,777	10,380	67,157
Real estate taxes	34,988	17,529	52,517
Insurance	27,717	1,962	29,679
Other operating expenses (2)	203,717	36,131	239,848
Interest expense	11,870	6,814	18,684
Depreciation and amortization	143,474	49,336	192,810
Other segment items (3)	49,787	94,881	144,668
Segment loss	(102,068)	(71,013)	(173,081)

Reconciliation of segment loss:
Other income (1)			15,803
General and administrative			(32,966)
Acquisition and certain other transaction related costs			(1,257)
Gain on sale of properties			99,114
Interest income and other expenses			4,307
Interest expense			(138,959)
Loss on modification or early extinguishment of debt			(40,388)
Income tax expense			(1,229)
Equity in net earnings of an investee			3,991
Net loss			$(264,665)
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
(3)Other segment items for each reportable segment include impairment of assets, gain (loss) on sale of properties, gain (loss) on modification or early extinguishment of debt, equity in net earnings (losses) of investees, interest income and other expenses and gain on insurance recoveries, as applicable.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2024
	SHOP	Medical Office and Life Science Portfolio	Total
Revenues:
Rental income	$—	$52,901	$52,901
Residents fees and services	312,005	—	312,005
Total segment revenues	312,005	52,901	364,906

Reconciliation of revenue:
Other revenue (1)			8,734
Total revenues			373,640

Less:
Senior living labor and benefits	157,756	—	157,756
Dietary	21,786	—	21,786
Utilities	18,917	4,240	23,157
Real estate taxes	8,851	6,767	15,618
Insurance	10,899	1,040	11,939
Other operating expenses (2)	66,363	13,027	79,390
Interest expense	54	2,319	2,373
Depreciation and amortization	47,343	18,773	66,116
Other segment items (3)	—	21,213	21,213
Segment loss	(19,964)	(14,478)	(34,442)

Reconciliation of segment loss:
Other income (1)			5,840
General and administrative			(13,933)
Acquisition and certain other transaction related costs			(331)
Interest income and other expenses			2,575
Interest expense			(57,070)
Income tax expense			(148)
Equity in net earnings (losses) of an investee			(1,180)
Net loss			$(98,689)
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
(3)Other segment items for each reportable segment include impairment of assets, gain (loss) on sale of properties, gain (loss) on modification or early extinguishment of debt, equity in net earnings (losses) of investees, interest income and other expenses and gain on insurance recoveries, as applicable.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2024
	SHOP	Medical Office and Life Science Portfolio	Total
Revenues:
Rental income	$—	$161,605	$161,605
Residents fees and services	928,653	—	928,653
Total segment revenues	928,653	161,605	1,090,258

Reconciliation of revenue:
Other revenue (1)			25,550
Total revenues			1,115,808

Less:
Senior living labor and benefits	470,363	—	470,363
Dietary	63,282	—	63,282
Utilities	53,726	10,639	64,365
Real estate taxes	31,983	21,006	52,989
Insurance	33,446	2,820	36,266
Other operating expenses (2)	194,726	38,788	233,514
Interest expense	183	3,435	3,618
Depreciation and amortization	141,176	58,488	199,664
Other segment items (3)	—	78,867	78,867
Segment loss	(60,232)	(52,438)	(112,670)

Reconciliation of segment loss:
Other income (1)			17,178
General and administrative			(27,763)
Acquisition and certain other transaction related costs			(2,243)
Interest income and other expenses			7,215
Interest expense			(172,103)
Loss on modification or early extinguishment of debt			(209)
Income tax expense			(505)
Equity in net earnings of an investee			8,291
Net loss			$(282,809)
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
(3)Other segment items for each reportable segment include impairment of assets, gain (loss) on sale of properties, gain (loss) on modification or early extinguishment of debt, equity in net earnings (losses) of investees, interest income and other expenses and gain on insurance recoveries, as applicable.

	As of September 30, 2025	As of December 31, 2024
Assets (1)
SHOP	$2,954,224	$3,084,101
Medical Office and Life Science Portfolio	1,340,558	1,688,034
All Other	389,192	364,870
Total assets	$4,683,974	$5,137,005
(1)See Note 3 for further information regarding additions to long-lived assets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 9. Senior Living Community Management Agreements
Our managed senior living communities are operated by third parties pursuant to management agreements. Five Star Senior Living, or Five Star, which is an operating division of AlerisLife, manages many of our SHOP communities. Five Star manages these communities for us pursuant to a master management agreement. AlerisLife guarantees the payment and performance of each of its applicable subsidiary's obligations under the applicable management agreements. We lease our managed senior living communities to our taxable REIT subsidiaries, or TRSs. On September 3, 2025, we announced that we entered into agreements with AlerisLife and seven different third party managers to transition the management of 116 of our senior living communities managed by Five Star to these managers in connection with the sale by AlerisLife of all of its assets and the wind-down of its business. As of September 30, 2025, management agreements for 21 of our senior living communities had been transitioned from Five Star to new and existing managers. As of November 3, 2025, management agreements for 85 communities had been transitioned to new managers and we expect to complete the management transitions for the remaining senior living communities by December 31, 2025. We may experience temporary disruption, including reductions in our cash flows, as we transition these communities from Five Star.
Our Senior Living Communities Managed by Five Star. Five Star managed 97 and 119 of our senior living communities as of September 30, 2025 and 2024, respectively.
We incurred management fees payable to Five Star of $10,877 and $10,611 for the three months ended September 30, 2025 and 2024, respectively, and $33,251 and $31,462 for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, $10,446 and $10,060, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $431 and $551, respectively, were capitalized in our condensed consolidated balance sheets. For the nine months ended September 30, 2025 and 2024, $31,721 and $30,053, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,530 and $1,409, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
Our Senior Living Communities Managed by Other Third Party Managers. Several other third party managers managed 132 and 111 of our senior living communities as of September 30, 2025 and 2024, respectively.
We incurred management fees payable to these third party managers of $6,812 and $5,858 for the three months ended September 30, 2025 and 2024, respectively, and $19,116 and $17,341 for the nine months ended September 30, 2025 and 2024, respectively. Additionally, we incurred incentive management fees payable to certain of these third party managers of $351 for the nine months ended September 30, 2025. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue from contracts with customers:	2025	2024	2025	2024
Basic housing and support services	$259,126	$242,787	$768,012	$727,558
Medicare and Medicaid programs	26,726	25,619	80,233	73,951
Private pay and other third party payer SNF services	47,538	43,599	140,996	127,144
Total residents fees and services	$333,390	$312,005	$989,241	$928,653
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Business Management Agreements with RMR. Pursuant to our business management agreement and in accordance with GAAP, we accrued estimated incentive management fees during the three and nine months ended September 30, 2025 and 2024. The actual amount of incentive management fees incurred for 2025, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2025, and will be payable to RMR in January 2026. We did not incur any incentive management fees for the year ended December 31, 2024.
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
For the three and nine months ended September 30, 2025 and 2024, the business management fees, incentive management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Line Item	2025	2024	2025	2024
Pursuant to business management agreement:
Business management fees	General and administrative expenses (1)	$3,967	$3,977	$11,517	$12,321
Incentive management fees	General and administrative expenses	5,676	6,934	12,231	6,934
Total		$9,643	$10,911	$23,748	$19,255

Pursuant to property management agreement (2):
Property management fees	Property operating expenses	$1,199	$1,358	$3,643	$4,342
Construction supervision fees	Building and improvements (3)	341	429	775	1,069
Total		$1,540	$1,787	$4,418	$5,411

Expense Reimbursement:
Property level expenses	Property operating expenses	$3,085	$3,925	$10,144	$11,202
Other reimbursed expenses	General and administrative expenses	50	82	150	246
Total		$3,135	$4,007	$10,294	$11,448
(1)The net business management fees we recognized reflect a reduction of $743 for each of the three months ended September 30, 2025 and 2024 and $2,229 for each of the nine months ended September 30, 2025 and 2024, for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)The net property management and construction supervision fees we recognized reflect a reduction of $199 for each of the three months ended September 30, 2025 and 2024 and $597 for each of the nine months ended September 30, 2025 and 2024, for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
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
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and the sole director of AlerisLife. Christopher Bilotto, our other Managing Trustee and President and Chief Executive Officer, and Matthew Brown, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Jennifer Clark, our Secretary and former Managing Trustee, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR, an officer of ABP Trust and secretary of AlerisLife. Jeffrey Leer, the president and chief executive officer of AlerisLife, is an executive officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as the chair of the board and as a managing trustee of these companies. Other officers of RMR, including Ms. Clark and certain of our officers, serve as managing trustees or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. As of September 30, 2025, ABP Trust and Mr. Portnoy owned 9.8% of our outstanding common shares.
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
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $4,050 as of September 30, 2025 and are included in other assets, net, in our condensed consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 10 for further information regarding those management agreements with RMR.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. We recognized rental income from RMR for this leased office space of $102 and $97 for the three months ended September 30, 2025 and 2024, respectively, and $311 and $354 for the nine months ended September 30, 2025 and 2024, respectively.
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
Our interest rate cap agreement is designated as a cash flow hedge of interest rate risk and is measured on a recurring basis at fair value. See Notes 5 and 6 for further information regarding the debt our interest rate cap is related to and the fair value of our interest rate cap. The following table summarizes the terms of our outstanding interest rate cap agreement as of September 30, 2025:

Balance Sheet Line Item	Underlying Instrument	Maturity Date	Strike Rate	Notional Amount	Fair Value
Other assets, net	Floating rate mortgage loan	3/31/2028	4.50%	$140,000	$1
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
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income (loss) for the periods shown:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Amount of loss recognized on derivative in other comprehensive income (loss)	$(17)	$(46)
Amount of loss reclassified from cumulative other comprehensive income (loss) into interest expense	$(11)	$(23)
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income (loss)	$(48,886)	$(157,643)
Note 13.  Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended September 30, 2025 and 2024, we recognized income tax expense of $337 and $148, respectively, and for the nine months ended September 30, 2025 and 2024, we recognized income tax expense of $1,229 and $505, respectively.

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
OVERVIEW
We are a REIT organized under Maryland law that primarily owns medical office and life science properties, senior living communities and other healthcare related properties throughout the United States. As of September 30, 2025, we owned 335 properties located in 34 states and Washington, D.C., including 50 properties classified as held for sale.
As of September 30, 2025, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 14.4 years.
On September 3, 2025, we announced that we entered into agreements with AlerisLife and seven different third party managers to transition the management of 116 of our senior living communities managed by Five Star to these managers. As of September 30, 2025, management agreements for 21 of our senior living communities had been transitioned from Five Star to new and existing managers. As of November 3, 2025, management agreements for 85 communities had been transitioned to new managers and we expect to complete the management transitions for the remaining senior living communities by December 31, 2025. We may experience temporary disruption, including reductions in our cash flows, as we transition these communities from Five Star.
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
We are closely monitoring the impacts of the current economic and market conditions on all aspects of our business, including, but not limited to, uncertainties surrounding interest rates and inflation, volatility in the public debt and equity markets, global geopolitical hostilities and tensions, any U.S. government shutdown, economic uncertainties and tariffs, labor market conditions and changes in real estate utilization. We expect to experience continued variability in labor, insurance and food costs in our SHOP segment. Inflationary pressures in the United States, as well as global geopolitical instability and tensions, have given rise to uncertainty regarding potential disruptions in the financial markets. Continued or intensified disruptions in the financial markets could adversely affect our financial condition and that of our managers, operators and tenants, could adversely impact the ability or willingness of our managers, operators, tenants or residents to pay amounts owed to us, could impair our ability to effectively deploy our capital or realize our target returns on our investments, may restrict our access to, and would likely increase, our cost of capital, and may cause the values of our properties and of our securities to decline.
For further information and risks relating to these economic uncertainties and their impact on our business and financial condition, see Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors" in our Annual Report.

PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio as of September 30, 2025 (dollars in thousands, except investment per square foot or unit data):

As of September 30, 2025	Number of Properties	Square Feet or Number of Units		Gross Book Value of Real Estate Assets (1)	% of Total Gross Book Value of Real Estate Assets	Investment per Square Foot or Unit (2)	Q3 2025 Revenues	% of Q3 2025 Revenues	Q3 2025 NOI (3)	% of Q3 2025 NOI
SHOP	229	24,906	units	$4,600,223	69.1%	$184,703	$333,390	85.8%	$29,620	46.8%
Medical Office and Life Science Portfolio	88	6,931,407	sq. ft.	1,718,154	25.8%	$248	48,201	12.4%	26,675	42.1%
Triple net leased senior living communities	8	1,180	units	133,324	2.0%	$112,986	3,217	0.8%	3,216	5.1%
Wellness centers	10	812,246	sq. ft.	208,110	3.1%	$256	3,898	1.0%	3,808	6.0%
Total	335			$6,659,811	100.0%		$388,706	100.0%	$63,319	100.0%

	Occupancy
	As of and For the Three Months Ended September 30,
	2025	2024
SHOP	81.5%	79.4%
Medical Office and Life Science Portfolio (4)	86.6%	80.8%
Triple net leased senior living communities	100.0%	100.0%
Wellness centers	100.0%	100.0%
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
During the three and nine months ended September 30, 2025, we entered into new and renewal leases in our Medical Office and Life Science Portfolio segment as summarized in the following tables (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended September 30, 2025
	New Leases	Renewals	Total
Square feet leased during the quarter	10	76	86
Weighted average rental rate change (by rentable square feet)	29.8%	6.9%	9.1%
Weighted average lease term (years)	7.5	6.6	6.7
Total leasing costs and concession commitments (1)	$601	$1,793	$2,394
Total leasing costs and concession commitments per square foot (1)	$62.74	$23.46	$27.84
Total leasing costs and concession commitments per square foot per year (1)	$8.42	$3.54	$4.14

	Nine Months Ended September 30, 2025
	New Leases	Renewals	Total
Square feet leased during the quarter	134	203	337
Weighted average rental rate change (by rentable square feet)	21.8%	8.9%	13.6%
Weighted average lease term (years)	11.1	6.5	8.3
Total leasing costs and concession commitments (1)	$10,598	$4,298	$14,896
Total leasing costs and concession commitments per square foot (1)	$79.27	$21.14	$44.20
Total leasing costs and concession commitments per square foot per year (1)	$7.13	$3.28	$5.35
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Lease Expiration Schedules
As of September 30, 2025, lease expirations in our Medical Office and Life Science Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	% of Total Leased Square Feet	Cumulative % of Total Leased Square Feet	Annualized Rental Income (1)	% of Total Annualized Rental Income	Cumulative % of Total Annualized Rental Income
2025	27	71,907	1.2%	1.2%	$2,936	1.5%	1.5%
2026	50	645,464	10.7%	11.9%	20,763	10.9%	12.4%
2027	66	749,776	12.5%	24.4%	19,183	10.0%	22.4%
2028	61	1,148,176	19.1%	43.5%	35,318	18.5%	40.9%
2029	64	607,939	10.1%	53.6%	18,604	9.7%	50.6%
2030	52	451,387	7.5%	61.1%	12,282	6.4%	57.0%
2031	23	838,149	14.0%	75.1%	23,709	12.4%	69.4%
2032	20	379,834	6.3%	81.4%	14,246	7.5%	76.9%
2033	15	360,350	6.0%	87.4%	15,209	8.0%	84.9%
2034 and thereafter	43	752,349	12.6%	100.0%	28,889	15.1%	100.0%
Total	421	6,005,331	100.0%		$191,139	100.0%

Weighted average remaining lease term (in years)		4.7			5.0
(1)Annualized rental income is based on rents pursuant to existing leases as of September 30, 2025, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.
As of September 30, 2025, lease expirations at our triple net leased wellness centers and senior living communities leased to third party operators were as follows (dollars in thousands):

Year	Number of Properties	Number of Units or Square Feet	Annualized Rental Income (1)	Percent of Total	Cumulative Percent of Total
2025	—	—	$—	—%	—%
2026	—	—	—	—%	—%
2027	4	533 units	4,229	15.1%	15.1%
2028	—	—	—	—%	15.1%
2029	1	155 units	547	1.9%	17.0%
2030	5	277 units and 129,600 sq. ft.	5,046	18.0%	35.0%
2031	—	—	—	—%	35.0%
2032	—	—	—	—%	35.0%
2033	1	215 units	4,341	15.5%	50.5%
2034 and thereafter	7	682,646 sq. ft.	13,917	49.5%	100.0%
Total	18		$28,080	100.0%

Weighted average remaining lease term (in years)			10.1
(1)Annualized rental income is based on rents pursuant to existing leases as of September 30, 2025. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.

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
The following table summarizes the results of operations of each of our segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
SHOP	$333,390	$312,005	$989,241	$928,653
Medical Office and Life Science Portfolio	48,201	52,901	146,020	161,605
All Other	7,115	8,734	23,021	25,550
Total revenues	$388,706	$373,640	$1,158,282	$1,115,808

Net loss:
SHOP	$(60,566)	$(19,964)	$(102,068)	$(60,232)
Medical Office and Life Science Portfolio	(46,993)	(14,478)	(71,013)	(52,438)
All Other	(56,481)	(64,247)	(91,584)	(170,139)
Net loss	$(164,040)	$(98,689)	$(264,665)	$(282,809)
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended September 30, 2025 to the three months ended September 30, 2024. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
NOI by segment:
SHOP	$29,620	$27,433	$2,187	8.0%
Medical Office and Life Science Portfolio	26,675	27,827	(1,152)	(4.1)%
All Other	7,024	8,683	(1,659)	(19.1)%
Total NOI	63,319	63,943	(624)	(1.0)%

Depreciation and amortization	65,324	68,959	(3,635)	(5.3)%
General and administrative	12,789	13,933	(1,144)	(8.2)%
Acquisition and certain other transaction related costs	1,158	331	827	nm
Impairment of assets	93,243	23,031	70,212	nm
Gain on sale of properties	1,260	111	1,149	nm
Interest income and other expenses	(774)	2,575	(3,349)	(130.1)%
Interest expense	(48,886)	(59,443)	10,557	(17.8)%
Loss on modification or early extinguishment of debt	(11,191)	—	(11,191)	100.0%
Loss before income taxes and equity in net earnings of investees	(168,786)	(99,068)	(69,718)	70.4%
Income tax expense	(337)	(148)	(189)	127.7%
Equity in net earnings of investees	5,083	527	4,556	nm
Net loss	$(164,040)	$(98,689)	$(65,351)	66.2%
    nm - not meaningful
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Three Months		As of and For the Three Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Total properties	185	185	229	232
Number of units	21,638	21,638	24,906	25,152
Occupancy	82.4%	81.0%	81.5%	79.4%
Average monthly rate (2)	$5,413	$5,142	$5,472	$5,199

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Residents fees and services	$289,378	$271,453	$17,925	6.6%	$44,012	$40,552	$333,390	$312,005	$21,385	6.9%
Property operating expenses	(257,344)	(239,028)	18,316	7.7%	(46,426)	(45,544)	(303,770)	(284,572)	19,198	6.7%
NOI	$32,034	$32,425	$(391)	(1.2)%	$(2,414)	$(4,992)	$29,620	$27,433	$2,187	8.0%
(1)Consists of senior living communities that we have owned, are in service and reported in the same segment since July 1, 2024; excludes communities classified as held for sale, closed or out of service, if any, and planned dispositions. Properties are included in same property once stabilized for the full period in both comparison periods presented.
(2)Average monthly rate reflects the average monthly residents fees and services per occupied unit for the period presented. The average monthly rate is calculated based on the actual number of days during the period.

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities as shown in the table above. The activity for our non-comparable properties primarily reflects the 15 communities classified as held for sale as of September 30, 2025 and nine communities transitioned to an existing third party manager during the 2024 period.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of community level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, marketing, contract labor costs and management fees as a result of higher revenues and other direct costs, partially offset by decreased insurance costs due to a reduction in premiums. The activity for our non-comparable properties primarily reflects the 15 communities classified as held for sale as of September 30, 2025 and nine communities transitioned to an existing third party manager during the 2024 period.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Medical Office and Life Science Portfolio:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2025	2024	2025	2024
Total properties	65	65	88	99
Total square feet	5,362	5,362	6,931	8,192
Occupancy	93.3%	93.3%	86.6%	80.8%

	Three Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Rental income	$40,266	$40,432	$(166)	(0.4)%	$7,935	$12,469	$48,201	$52,901	$(4,700)	(8.9)%
Property operating expenses	(16,417)	(16,882)	(465)	(2.8)%	(5,109)	(8,192)	(21,526)	(25,074)	(3,548)	(14.2)%
NOI	$23,849	$23,550	$299	1.3%	$2,826	$4,277	$26,675	$27,827	$(1,152)	(4.1)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since July 1, 2024; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, planned dispositions and properties owned by unconsolidated joint ventures in each of which we own an equity interest. Properties are included in same property once stabilized for the full period in both comparison periods presented.
Rental income. Rental income decreased at our comparable properties primarily due to vacancies at certain of our properties, partially offset by an increase in real estate tax reimbursements at certain of our properties. Rental income decreased at our non-comparable properties primarily due to dispositions since July 1, 2024.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses at our comparable properties is primarily due to a decrease in insurance costs, salaries and other direct costs. These decreases were partially offset by an increase in real estate taxes as a result of successful appeals at certain of our properties during the three months ended September 30, 2024. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since July 1, 2024.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.

All Other (1):

	Comparable Properties (2)				All Properties
	As of and For the Three Months Ended September 30,				As of and For the Three Months Ended September 30,
	2025		2024		2025		2024
Total properties:
Triple net leased senior living communities	8		8		8		27
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.85	x	1.82	x	1.85	x	1.79	x
Wellness centers (3)	3.23	x	1.99	x	3.23	x	1.99	x

	Three Months Ended September 30,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Rental income	$7,115	$6,708	$407	6.1%	$—	$2,026	$7,115	$8,734	$(1,619)	(18.5)%
Property operating expenses	(91)	(51)	40	78.4%	—	—	(91)	(51)	40	78.4%
NOI	$7,024	$6,657	$367	5.5%	$—	$2,026	$7,024	$8,683	$(1,659)	(19.1)%
(1)All Other operations consist of all of our other operations, including certain wellness centers and senior living communities that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reportable segment, and any other income or expenses that are not attributable to a specific reportable segment.
(2)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since July 1, 2024; excludes properties classified as held for sale and planned dispositions, if any. Properties are included in same property once stabilized for the full period in both comparison periods presented.
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
Net operating income. The change in NOI primarily reflects the change in rental income described above.
Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to dispositions since July 1, 2024 and certain depreciable assets becoming fully depreciated, partially offset by the purchase of capital improvements at certain of our properties.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense decreased primarily due to $5,676 of estimated incentive management fees that we recognized for the three months ended September 30, 2025, compared to $6,934 for the three months ended September 30, 2024. These incentive management fees were recorded as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period.
Acquisition and certain other transaction related costs. Acquisition and certain other transaction related costs primarily represent costs incurred with acquisitions and non-recurring transactions that we expensed under GAAP. We incurred transition costs during the three months ended September 30, 2025 as a result of the management transitions of 21 communities to both new and existing third party managers. For more information about such management transitions of communities, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Interest income and other expenses. The decrease in interest income and other expenses is primarily due to lower average invested cash balances and interest rates during the three months ended September 30, 2025 and other expenses.
Interest expense. Interest expense decreased primarily due to the redemption during 2025 of an aggregate $380,000 of our remaining 9.75% senior unsecured notes due 2025 and a decrease in discount accretion for our senior secured notes due 2026 due to the partial redemption of an aggregate $606,164 of these notes during 2025. During the three months ended September 30, 2025 and 2024, we recognized discount accretion of $16,313 and $22,034, respectively, for our senior secured notes due 2026. These decreases were partially offset by four mortgage financings totaling $343,157 during 2025 and the issuance of $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in September 2025.
Loss on modification or early extinguishment of debt. During the three months ended September 30, 2025, we recorded a loss on early extinguishment of debt in connection with our partial redemption of our senior secured notes due 2026. For more information regarding our loss on modification or early extinguishment of debt, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the nine months ended September 30, 2025 to the nine months ended September 30, 2024. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
NOI by segment:
SHOP	$103,063	$81,127	$21,936	27.0%
Medical Office and Life Science Portfolio	80,018	88,352	(8,334)	(9.4)%
All Other	22,908	24,963	(2,055)	(8.2)%
Total NOI	205,989	194,442	11,547	5.9%

Depreciation and amortization	199,915	207,449	(7,534)	(3.6)%
General and administrative	32,966	27,763	5,203	18.7%
Acquisition and certain other transaction related costs	1,257	2,243	(986)	(44.0)%
Impairment of assets	162,708	41,718	120,990	nm
Gain (loss) on sale of properties	103,971	(18,976)	122,947	(647.9)%
Gain on insurance recoveries	7,522	—	7,522	100.0%
Interest income and other expenses	4,307	7,215	(2,908)	(40.3)%
Interest expense	(157,643)	(175,721)	18,078	(10.3)%
Loss on modification or early extinguishment of debt	(40,388)	(209)	(40,179)	nm
Loss before income tax expense and equity in net earnings (losses) of investees	(273,088)	(272,422)	(666)	0.2%
Income tax expense	(1,229)	(505)	(724)	143.4%
Equity in net earnings (losses) of investees	9,652	(9,882)	19,534	(197.7)%
Net loss	$(264,665)	$(282,809)	$18,144	(6.4)%
    nm - not meaningful
SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Nine Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total properties	182	182	229	232
Number of units	21,453	21,453	24,906	25,152
Occupancy	81.6%	80.6%	80.8%	79.1%
Average monthly rate (2)	$5,385	$5,127	$5,442	$5,175

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Residents fees and services	$851,688	$802,365	$49,323	6.1%	$137,553	$126,288	$989,241	$928,653	$60,588	6.5%
Property operating expenses	(743,297)	(708,069)	35,228	5.0%	(142,881)	(139,457)	(886,178)	(847,526)	38,652	4.6%
NOI	$108,391	$94,296	$14,095	14.9%	$(5,328)	$(13,169)	$103,063	$81,127	$21,936	27.0%
(1)Consists of senior living communities that we have owned, are in service and reported in the same segment since January 1, 2024; excludes communities classified as held for sale, closed or out of service, if any, and planned dispositions. Properties are included in same property once stabilized for the full period in both comparison periods presented.
(2)Average monthly rate reflects the average monthly residents fees and services per occupied unit for the period presented. The average monthly rate is calculated based on the actual number of days during the period.

Residents fees and services. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities as shown in the table above. The activity for our non-comparable properties primarily reflects the 15 communities classified as held for sale as of September 30, 2025 and 13 communities transitioned to an existing third party manager during the 2024 period.
Property operating expenses. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, management fees as a result of higher revenues, marketing and other direct costs, partially offset by decreased insurance costs due to a reduction in premiums. The activity for our non-comparable properties primarily reflects the 15 communities classified as held for sale as of September 30, 2025 and 13 communities transitioned to an existing third party manager during the 2024 period.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Medical Office and Life Science Portfolio:

	Comparable Properties (1)		All Properties
	As of September 30,		As of September 30,
	2025	2024	2025	2024
Total properties	64	64	88	99
Total square feet	5,350	5,350	6,931	8,192
Occupancy	93.3%	93.3%	86.6%	80.8%

	Nine Months Ended September 30,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Rental income	$119,518	$121,021	$(1,503)	(1.2)%	$26,502	$40,584	$146,020	$161,605	$(15,585)	(9.6)%
Property operating expenses	(47,834)	(47,506)	328	0.7%	(18,168)	(25,747)	(66,002)	(73,253)	(7,251)	(9.9)%
NOI	$71,684	$73,515	$(1,831)	(2.5)%	$8,334	$14,837	$80,018	$88,352	$(8,334)	(9.4)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2024; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, planned dispositions and properties owned by unconsolidated joint ventures in each of which we own an equity interest. Properties are included in same property once stabilized for the full period in both comparison periods presented.
Rental income. Rental income decreased at our comparable properties primarily due to vacancies at certain of our properties and the write off of straight line rent for a former tenant at one of our properties, partially offset by a termination fee from this former tenant totaling $600 paid during the nine months ended September 30, 2025. This space was subsequently re-leased to another tenant in April 2025. Rental income decreased at our non-comparable properties primarily due to dispositions since January 1, 2024.
Property operating expenses. Property operating expenses increased at our comparable properties primarily due to an increase in HVAC expenses and snow removal costs, partially offset by a decrease in insurance and other direct costs. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since January 1, 2024.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.

All Other(1):

	Comparable Properties (2)				All Properties
	As of and For the Nine Months Ended September 30,				As of and For the Nine Months Ended September 30,
	2025		2024		2025		2024
Total properties:
Triple net leased senior living communities	8		8		8		27
Wellness centers	10		10		10		10
Rent coverage:
Triple net leased senior living communities (3)	1.85	x	1.82	x	1.85	x	1.79	x
Wellness centers (3)	3.23	x	1.99	x	3.23	x	1.99	x

	Nine Months Ended September 30,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
			$	%					$	%
	2025	2024	Change	Change	2025	2024	2025	2024	Change	Change
Rental income	$21,346	$19,313	$2,033	10.5%	$1,675	$6,237	$23,021	$25,550	$(2,529)	(9.9)%
Property operating expenses	(110)	(543)	(433)	(79.7)%	(3)	(44)	(113)	(587)	(474)	(80.7)%
NOI	$21,236	$18,770	$2,466	13.1%	$1,672	$6,193	$22,908	$24,963	$(2,055)	(8.2)%
(1)All Other operations consist of all of our other operations, including certain wellness centers and senior living communities that are leased to third party operators, which segment we do not consider to be sufficiently material to constitute a separate reportable segment, and any other income or expenses that are not attributable to a specific reportable segment.
(2)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since January 1, 2024; excludes properties classified as held for sale and planned dispositions, if any. Properties are included in same property once stabilized for the full period in both comparison periods presented.
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
Property operating expenses. The decrease in property operating expenses for our comparable properties primarily reflects real estate taxes and other expenses paid directly by our tenants during the nine months ended September 30, 2025, which were previously paid by us during prior periods.
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
General and administrative expense. General and administrative expense increased primarily due to $12,231 of estimated incentive management fees that we recognized for the nine months ended September 30, 2025 compared to $6,934 for the nine months ended September 30, 2024. These incentive management fees were recorded as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period.
Acquisition and certain other transaction related costs. We incurred transition costs during the nine months ended September 30, 2025 as a result of our transition of 21 communities to both new and existing third party managers. We incurred transition costs, including termination and other fees, during the 2024 period as a result of the management transitions of 13 communities to an existing third party manager. For more information about such management transitions of communities, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Gain on insurance recoveries. During the nine months ended September 30, 2025, we recognized a gain on insurance recoveries related to cash received from our insurance provider in excess of our losses for a claim that was finalized. For further information regarding this gain on insurance recoveries, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest income and other expenses. The decrease in interest income and other expenses is primarily due to lower average invested cash balances and interest rates during the nine months ended September 30, 2025 compared to the 2024 period.
Interest expense. Interest expense decreased primarily due to the redemption during 2025 of an aggregate $380,000 of our remaining 9.75% senior unsecured notes due 2025. Additionally, there was a decrease in discount accretion for our senior secured notes due 2026 due to the partial redemption of an aggregate $606,164 of these notes during 2025. During the nine months ended September 30, 2025 and 2024, we recognized discount accretion of $54,742 and $64,133, respectively, for our senior secured notes due 2026. These decreases were partially offset by four mortgage financings totaling $343,157 during 2025, the execution of a $120,000 mortgage loan in May 2024 at a fixed interest rate of 6.864% per annum and the issuance of $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in September 2025.
Loss on modification or early extinguishment of debt. During the nine months ended September 30, 2025, we recorded a loss on early extinguishment of debt in connection with the partial redemption of an aggregate $606,164 of our outstanding senior secured notes due 2026 and with the redemption of all $380,000 of our remaining 9.75% senior secured notes due 2025. For more information regarding our loss on modification or early extinguishment of debt, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of the applicable rules of the Securities and Exchange Commission, or the SEC, including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three and nine months ended September 30, 2025 and 2024. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2025 and 2024 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(164,040)	$(98,689)	$(264,665)	$(282,809)
Depreciation and amortization	65,324	68,959	199,915	207,449
(Gain) loss on sale of properties	(1,260)	(111)	(103,971)	18,976
Impairment of assets	93,243	23,031	162,708	41,718
Equity in net (earnings) losses of investees	(5,083)	(527)	(9,652)	9,882
Share of FFO from unconsolidated joint ventures	2,199	2,273	7,651	6,334
Adjustments to reflect our share of FFO attributable to an equity method investment	3,731	1,698	5,699	12,235
FFO	(5,886)	(3,366)	(2,315)	13,785

Incentive management fees (1)	5,676	6,934	12,231	6,934
Acquisition and certain other transaction related costs	1,158	331	1,257	2,243
Gain on insurance recoveries	—	—	(7,522)	—
Loss on modification or early extinguishment of debt	11,191	—	40,388	209
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	(2,418)	127	(1,441)	(8,792)
Normalized FFO	$9,721	$4,026	$42,598	$14,379

Weighted average common shares outstanding (basic and diluted)	240,385	239,667	240,160	239,396

Per common share data (basic and diluted):
Net loss	$(0.68)	$(0.41)	$(1.10)	$(1.18)
FFO	$(0.02)	$(0.01)	$(0.01)	$0.06
Normalized FFO	$0.04	$0.02	$0.18	$0.06
Distributions declared	$0.01	$0.01	$0.03	$0.03
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net loss to NOI for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Net Loss to NOI:
Net loss	$(164,040)	$(98,689)	$(264,665)	$(282,809)

Equity in net (earnings) losses of investees	(5,083)	(527)	(9,652)	9,882
Income tax expense	337	148	1,229	505
Loss before income taxes and equity in net earnings (losses) of investees	(168,786)	(99,068)	(273,088)	(272,422)
Loss on modification or early extinguishment of debt	11,191	—	40,388	209
Interest expense	48,886	59,443	157,643	175,721
Interest income and other expenses	774	(2,575)	(4,307)	(7,215)
Gain on insurance recoveries	—	—	(7,522)	—
(Gain) loss on sale of properties	(1,260)	(111)	(103,971)	18,976
Impairment of assets	93,243	23,031	162,708	41,718
Acquisition and certain other transaction related costs	1,158	331	1,257	2,243
General and administrative	12,789	13,933	32,966	27,763
Depreciation and amortization	65,324	68,959	199,915	207,449
Total NOI	$63,319	$63,943	$205,989	$194,442

SHOP NOI	$29,620	$27,433	$103,063	$81,127
Medical Office and Life Science Portfolio NOI	26,675	27,827	80,018	88,352
All Other NOI	7,024	8,683	22,908	24,963
Total NOI	$63,319	$63,943	$205,989	$194,442
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

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents and restricted cash at beginning of period	$149,854	$246,961
Net cash provided by (used in):
Operating activities	492	94,028
Investing activities	276,154	(120,882)
Financing activities	(216,877)	41,293
Cash and cash equivalents and restricted cash at end of period	$209,623	$261,400
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
The decrease in cash provided by operating activities for the nine months ended September 30, 2025 compared to the prior period was primarily due to the accreted interest of $86,992 paid during the 2025 period as a result of the partial redemption of our outstanding senior secured notes due 2026.
Our Investing Liquidity and Resources
The change in cash provided by (used in) investing activities for the nine months ended September 30, 2025 compared to the prior period was primarily due to an increase in proceeds from the sale of properties, a $28,000 cash distribution paid to us by the Seaport JV, aggregate cash dividends of $20,400 paid to us by AlerisLife, a reduction in real estate improvements and our purchase on February 16, 2024 of approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the tender offer price of $1.31 per share for a total purchase price, including transaction related costs, of $15,459. These changes were partially offset by $8,500 of contributions made to the Seaport JV in the 2025 period.

The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SHOP fixed assets and capital improvements	$33,306	$27,923	$78,704	$59,637
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	4,961	3,504	12,336	15,942
Building improvements (2)	2,295	1,359	5,337	4,130
Recurring capital expenditures - Medical Office and Life Science Portfolio	7,256	4,863	17,673	20,072
Wellness centers lease related costs (1)	—	5,488	—	17,002
Total recurring capital expenditures	$40,562	$38,274	$96,377	$96,711

Development, redevelopment and other activities - SHOP (3)	$1,865	$11,714	$12,093	$18,608
Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	175	537	175	2,362
Total development, redevelopment and other activities	$2,040	$12,251	$12,268	$20,970

Capital expenditures by segment:
SHOP	$35,171	$39,637	$90,797	$78,245
Medical Office and Life Science Portfolio	7,431	5,400	17,848	22,434
All Other - wellness centers	—	5,488	—	17,002
Total capital expenditures	$42,602	$50,525	$108,645	$117,681
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
As of September 30, 2025, we had estimated unspent leasing related obligations at our medical office and life science properties of approximately $22,615, of which we expect to spend approximately $20,405 during the next 12 months. We expect to fund these obligations using operating cash flows, cash on hand, proceeds from the disposition of certain properties and future financing activities.
We are currently in the process of redeveloping certain properties, primarily our managed senior living communities. We continue to assess opportunities to redevelop other properties in our SHOP segment and Medical Office and Life Science Portfolio segment. These redevelopment projects may require significant capital expenditures and time to complete and we may defer certain redevelopment projects to preserve liquidity. Additionally, due to labor availability constraints and wage and commodity price inflation, the capital investments we plan to make may be delayed or cost more than we expect.
During the nine months ended September 30, 2025, we sold 32 properties for an aggregate sales price of $353,675, excluding closing costs. Subsequent to September 30, 2025, we sold 12 properties for an aggregate sales price of $42,130, excluding closing costs. As of November 3, 2025, we had 38 properties under agreements or letters of intent to sell for an aggregate sales price of $237,219, excluding closing costs. The net proceeds from the sales of 12 of these properties, which have an expected aggregate sales price, excluding closing costs, of $90,529, are required to be used to partially redeem our outstanding senior secured notes due 2026, if the sales of such properties are completed. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result.

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
On August 21, 2025, the Seaport JV paid an aggregate cash distribution of $280,000 to its investors in connection with the $1,000,000 refinancing of its prior mortgage loan in August 2025. Our pro rata share of this cash distribution was $28,000.
Our Financing Liquidity and Resources
The change in cash (used in) provided by financing activities for the nine months ended September 30, 2025 compared to the prior period was primarily due to the redemption of our outstanding senior secured notes due 2025 and partial redemption of our outstanding senior secured notes due 2026, partially offset by our issuance of $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in a private offering raising net proceeds of $364,726, after deducting discounts and commissions to the initial purchasers and other estimated fees and expenses. Additionally, we executed four mortgage financings for aggregate proceeds, excluding closing costs, of $343,157 in the 2025 period.
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
Interest payable on borrowings under our revolving credit facility is based on SOFR plus a premium of 2.50% to 3.00%, depending on our net leverage ratio, as defined in our credit agreement, which was 2.50% as of September 30, 2025. We also pay an unused commitment fee of 25 to 35 basis points per annum based on amounts outstanding under our revolving credit facility. As of September 30, 2025, the annual interest rate payable on borrowings under our revolving credit facility was 6.84%. As of September 30, 2025 and November 3, 2025, we had no borrowings under our revolving credit facility and $150,000 available for borrowings.
As of September 30, 2025, we had $201,371 of cash and cash equivalents. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
During the nine months ended September 30, 2025, we paid quarterly cash distributions to our shareholders totaling approximately $7,240 using existing cash balances. On October 9, 2025, we declared a quarterly distribution payable to common shareholders of record on October 27, 2025 in the amount of $0.01 per share, or approximately $2,421. We expect to pay this distribution on or about November 13, 2025 using cash on hand. For further information regarding the distribution we paid during 2025, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our $334,370 in outstanding senior secured notes due 2026 are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by the 2026 Collateral Guarantors, and on a joint, several and unsecured basis, by all of our subsidiaries other than the 2026 Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the 2026 Collateral Guarantors are secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the 2026 Collateral Guarantors. No cash interest will accrue on these notes prior to maturity. The accreted value of these notes will increase at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year. We have a one-time option to extend the maturity date of these senior secured notes by one year, to January 15, 2027, subject to satisfaction of certain conditions and payment of an extension fee. If we exercise this option, interest payments will be due semiannually during the extension period at an initial interest rate of 11.25% with increases of 50 basis points every 90 days these senior secured notes remain outstanding. During the nine months ended September 30, 2025, we sold 22 properties that secured our senior secured notes due 2026 and used aggregate net proceeds of $299,158 from the sales of these properties to partially redeem these senior secured notes. In October 2025, we used net proceeds of $10,249 from the sale of one property to partially redeem our outstanding senior secured notes due 2026. We are currently under agreements or letters of intent to sell 12 properties securing our senior secured notes due 2026 for an aggregate sales price of $90,529, excluding closing costs. The net proceeds from these sales are required to be used to partially redeem these senior secured notes, if these sales are completed.
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
From April through June 2025, we used the net proceeds from these 2025 mortgage financings, together with cash on hand, to fully redeem the remaining $380,000 principal balance of our 9.75% senior unsecured notes due June 2025. Our next significant debt maturity is $334,370 in outstanding senior secured notes with a maturity date of January 15, 2026, which is subject to a one-time option to extend the maturity date by one year, to January 15, 2027.
In September 2025, we issued $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in a private offering raising net proceeds of $364,726, after deducting discounts and commissions to the initial purchasers and other estimated fees and expenses. These notes are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by the 2030 Collateral Guarantors, and on a joint, several and unsecured basis, by all of our subsidiaries other than the 2030 Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the 2030 Collateral Guarantors are secured by a first priority lien and security interest on 100% of the equity interests in each of the 2030 Collateral Guarantors. These notes require semi-annual interest payments through maturity. We used the net proceeds from this offering to partially redeem $307,006 of our then outstanding $641,376 senior secured notes due 2026.
For further information regarding our outstanding debt, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In August 2025, Moody's Investors Service, or Moody's, upgraded our issuer credit rating from Caa3 to Caa1, senior secured notes due 2026 rating from Caa2 to B3, our 4.375% senior notes due 2031 rating from Caa3 to Caa1, and our senior unsecured notes from Ca to Caa2.

In September 2025, S&P Global, or S&P, upgraded our issuer credit rating from CCC+ to B-, our senior secured notes due 2026 and our 4.375% senior notes due 2031 ratings from B to B+ and our senior unsecured notes note rating from CCC+ to B-. Additionally, S&P rated our 7.25% senior secured notes due 2030 as B+.
Debt Covenants (dollars in thousands)
Our principal debt obligations at September 30, 2025 were: (1) $1,600,000 outstanding principal amount of senior unsecured notes; (2) $709,370 outstanding principal amount of senior secured notes; (3) $329,175 aggregate principal amount of mortgage notes (excluding discounts, premiums and net debt issuance costs) secured by 36 properties; and (4) $140,000 principal amount floating rate mortgage loan (excluding discounts, premiums and net debt issuance costs) secured by 14 properties. For further information regarding our indebtedness, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior notes are governed by our senior notes indentures and their supplements. Our credit agreement, our mortgage loan agreements and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our credit agreement and our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. As of September 30, 2025, we believe we were in compliance with all of the covenants under our debt agreements. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns or a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy our debt covenants and conditions.
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
The loan agreements governing the aggregate $1,000,000 secured debt financing related to the Seaport JV contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default. We provide certain limited recourse guaranties on this debt, with our liability limited to $100,000. The debt secured by the properties included in the LSMD JV in which we own a 20% equity interest is guaranteed by this joint venture and is non-recourse to us.
Supplemental Guarantor Information (dollars in thousands)
On February 3, 2021, we issued $500,000 of our 4.375% senior notes due 2031. As of September 30, 2025, all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor:

	September 30, 2025	December 31, 2024
Real estate properties, net	$2,081,469	$2,216,534
Other assets, net	321,765	349,634
Total assets	$2,403,234	$2,566,168

Indebtedness, net	$2,221,568	$2,783,826
Other liabilities	199,017	219,602
Total liabilities	$2,420,585	$3,003,428

Nine Months Ended September 30, 2025
Revenues	$656,309
Expenses	$853,646
Loss from continuing operations	$(363,993)
Net loss	$(355,570)
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
Impact of Government Reimbursement
For the nine months ended September 30, 2025, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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
Floating Rate Debt
As of September 30, 2025, our outstanding floating rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate (1)	Annual Interest Expense	Maturity Date	Interest Payments Due
Floating rate mortgage loan	$140,000	6.63%	$9,411	3/31/2028	Monthly
Floating rate secured revolving credit facility	—	—	—	6/11/2029	Monthly
	$140,000		$9,411
(1)The annual interest rate is the rate stated in the applicable contract, as adjusted by our interest rate cap, if applicable.
Our $140,000 floating rate mortgage loan is subject to two one-year extension options and requires that interest be paid at an annual rate of SOFR plus a premium of 2.50%. We are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In connection with this mortgage loan, to hedge our exposure to risks related to changes in SOFR and pursuant to the terms of the applicable loan agreement, we have purchased an interest rate cap with a SOFR strike rate equal to 4.50%.
At September 30, 2025, we had no amounts outstanding under our revolving credit facility. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at a rate of SOFR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically SOFR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2025, including the impact of our interest rate cap:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate (1)	Outstanding Debt	Expense Per Year	Per Share Impact (2)
As of September 30, 2025	6.63%	$140,000	$9,411	$(0.04)
One percentage point increase (3)	7.00%	$140,000	$9,936	$(0.04)
(1)Based on SOFR plus a premium, which was 250 basis points per annum for our $140,000 floating rate mortgage loan, as of September 30, 2025.
(2)Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2025.
(3)A one percentage point increase in interest rates would be capped at 7.00% for our $140,000 floating rate mortgage loan as a result of our 4.50% interest rate cap purchased for this debt. However, a one percentage point increase in the interest rate of our floating rate debt to 7.63% at September 30, 2025 would result in total floating rate interest expense per year of $10,829 and a decrease in annual earnings per share of $0.05.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2025 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate (1)	Outstanding Debt (2)	Expense Per Year	Per Share Impact (3)
As of September 30, 2025	6.74%	$290,000	$19,817	$(0.08)
One percentage point increase (4)	7.46%	$290,000	$21,934	$(0.09)
(1)Based on SOFR plus a premium, which was 250 basis points per annum for both our revolving credit facility and our $140,000 floating rate mortgage loan, as of September 30, 2025. Interest rate is weighted based on amounts outstanding.
(2)Represents the maximum amount available under our revolving credit facility and our $140,000 floating rate mortgage loan.
(3)Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2025.
(4)A one percentage point increase in interest rates would be capped at 7.00% for our $140,000 floating rate mortgage loan as a result of our 4.50% interest rate cap purchased for this debt. However, a one percentage point increase in the interest rate of our floating rate debt to 7.74% at September 30, 2025 would result in total floating rate interest expense per year of $22,757 and a decrease in annual earnings per share of $0.09.
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
Fixed Rate Debt
As of September 30, 2025, our outstanding fixed rate debt consisted of the following:

	Principal Balance	Annual Interest Rate (1)	Annual Interest Expense	Maturity Date	Interest Payments Due
Debt
Senior secured notes	$375,000	7.250%	$27,188	10/15/2030	Semiannually
Senior unsecured notes	500,000	4.750%	23,750	2/15/2028	Semiannually
Senior unsecured notes	500,000	4.375%	21,875	3/1/2031	Semiannually
Senior unsecured notes	350,000	5.625%	19,688	8/1/2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	2/1/2046	Quarterly
Mortgage note	63,757	6.572%	4,248	6/7/2030	Monthly
Mortgage note	120,000	6.864%	8,351	6/11/2034	Monthly
Mortgage note	108,873	6.220%	6,866	5/1/2035	Monthly
Mortgage note	30,284	6.360%	1,953	6/1/2035	Monthly
Mortgage note	6,261	6.444%	409	7/1/2043	Monthly
	$2,304,175		$129,953
(1)The annual interest rate is the rate stated in the applicable contract.

No principal repayments are due under our senior notes until maturity. Our mortgage loan maturing in June 2034 requires monthly interest payments and no principal payment is due until maturity, while our mortgage loans maturing in March 2028, May 2035 and June 2035 require monthly interest payments and no principal payment is due for a specified amount of time.

Our mortgage loans maturing in June 2030 and July 2043 require monthly principal and interest payments. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $23,042, which amount excludes $334,370 of our senior secured notes due 2026. Our $334,370 senior secured notes due 2026 require no cash interest to accrue prior to maturity and will accrete at a rate of 11.25% per annum compounded semi-annually on January 15 and July 15 of each year, such that the accreted value will equal the principal amount at maturity.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our efforts to manage costs and increase occupancy at our SHOP communities; market demand and supply for healthcare services for older adults and senior living communities; the transitions of management of certain of our senior living communities to third party managers and the expected timing and costs related to such transitions; demand for medical office and life science leased space; our future leasing activity; our leverage; the sufficiency of our liquidity; our liquidity needs and sources; our redemptions of notes; our capital expenditure plans and commitments; our acquisitions and our pending or potential property dispositions; our redevelopment, repositioning and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The impact of unfavorable market and commercial real estate industry conditions due to possible reduced demand for healthcare related space and senior living communities, uncertainties surrounding interest rates, wage and commodity price inflation, supply chain disruptions, volatility in the public debt and equity markets, effects of or changes to tariffs or trading policies, pandemics, geopolitical instability and tensions, any U.S. government shutdown, economic uncertainties, labor market conditions or changes in real estate utilization, among other things, on us and our managers and other operators and tenants,
•Our senior living operators' abilities to successfully and profitably operate the communities they manage for us,
•The continuing impact of changing market practices on us and our managers and other operators and tenants, such as delayed recovery of the senior housing industry, reduced demand for leased medical office, life science and other space of ours and residencies at senior living communities and increased operating costs,
•The financial strength of our managers and other operators and tenants,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•The likelihood that we may experience temporary disruption, including reductions in our cash flows, as we transition the management of 116 of our senior living communities managed by Five Star to seven different third party managers,
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our tenants and residents will pay rent or be negatively impacted by continuing unfavorable market and commercial real estate industry conditions,
•Our managers' abilities to increase or maintain rates charged to residents of our senior living communities and manage operating costs for those communities,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our ability to increase rents when our leases expire or renew,
•Costs we incur and concessions we grant to lease our properties,

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended September 30, 2025:

Calendar Month	Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 - September 30, 2025	218,290	$4.37	—	$—
Total	218,290	$4.37	—	$—

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

4.13
Indenture, dated as of September 26, 2025, between the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, related to the Company’s 7.250% Senior Secured Notes due 2030. (Incorporated by reference to the Company’s Form 8-K filed on September 29, 2025.)

4.14
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 8, 2015.)

10.1
Release of Certain Guarantors, dated as of September 26, 2025, related to Senior Secured Notes due 2026, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association. (Filed herewith.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED HEALTHCARE TRUST

	By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Executive Officer

Dated: November 3, 2025

	By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: November 3, 2025