Form 10-K
period 2025-12-31
DIVERSIFIED HEALTHCARE TRUST
filed 2026-02-24
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $776.9 million based on the $3.58 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2025. For purposes of this calculation, an aggregate of 24,403,883 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
    Number of the registrant's common shares outstanding as of February 20, 2026: 242,121,025
    References in this Annual Report on Form 10-K to the Company, DHC, we, us or our mean Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
    Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2025.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our efforts to manage costs and our expectations regarding occupancy and average monthly rates at our Senior Housing Operating Portfolio, or SHOP, communities; market demand and supply for healthcare services for older adults and senior living communities; demand for medical office and life science leased space; our future leasing activity; our leverage; the sufficiency of our liquidity; our liquidity needs and sources; our capital expenditure plans and commitments; our property acquisitions and dispositions; our redevelopment, repositioning and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The impact of unfavorable market and commercial real estate industry conditions due to possible reduced demand for healthcare related space and senior living communities, uncertainties surrounding interest rates, wage and commodity price inflation, supply chain disruptions, volatility in the public debt and equity markets, changing tariffs and trade policies and related uncertainty, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization, among other things, on us and our managers and other operators and tenants,
•Our senior living operators’ abilities to successfully and profitably operate the communities they manage for us,
•The continuing impact of changing market practices on us and our managers and other operators and tenants, such as delayed recovery of the senior housing industry, reduced demand for leased medical office, life science and other space of ours and residencies at senior living communities and increased operating costs,
•The financial strength of our managers and other operators and tenants,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our tenants and residents will pay rent or be negatively impacted by continuing unfavorable market and commercial real estate industry conditions,
•Our managers’ abilities to increase or maintain rates charged to residents of our senior living communities and manage operating costs for those communities,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our ability to increase rents when our leases expire or renew,
•Costs we incur and concessions we grant to lease our properties,
•Risk and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of inflation, cost overruns, tariffs, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants and residents,
i

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
•Our ability to sell properties at prices or returns we target, and the timing of such sales,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, or enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Our ability to acquire, develop, redevelop or reposition properties that realize our targeted returns,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•The ability of The RMR Group LLC, or RMR, to successfully manage us,
•Competition in the real estate industry, particularly in those markets in which our properties are located,
•Government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Exposure to litigation and regulatory and government proceedings due to the nature of the senior living and other health and wellness related service businesses,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, ABP Trust and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes,
•Acts of terrorism, war or other hostilities, outbreaks of pandemics or other public health safety events or conditions, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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

DIVERSIFIED HEALTHCARE TRUST
2025 FORM 10-K ANNUAL REPORT

PART I
Item 1.  Business.
Our Company
We are a real estate investment trust, or REIT, that was organized under Maryland law in 1998. We primarily own senior living communities, medical office and life science properties and other healthcare related properties throughout the United States. As of December 31, 2025, we owned 298 properties, including 13 properties classified as held for sale, located in 33 states and Washington, D.C.
As of December 31, 2025, we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 14.2 years.
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
We believe that the aging of the U.S. population benefits our portfolio of healthcare real estate. According to U.S. Census data, by 2030, more than 20% of the total U.S. population will be age 65 or older, with that demographic projected to grow thereafter by the equivalent of 10,000 people per day. According to the U.S. Census Bureau, the age 75+ demographic is projected to be among the fastest growing age cohorts in the United States with an average annual growth of 4% between 2025 and 2035. The U.S. Census Bureau projects that the age 75+ demographic as a percentage of the total U.S. population will increase from an estimated 8.1% in 2025 to 11.1% in 2035. Also, as a result of medical advances, seniors are living longer, and CMS reports that healthcare spending is projected to grow at an average rate of 5.8% per year, and as a result, health spending as a percentage of GDP is projected to exceed 20% by 2033. We believe that this will increase demand for our senior living communities (including active adult communities) and for healthcare services and products supplied by the tenants in our medical office and life science properties.
We believe there is a favorable mix of increased demand and limited supply for senior living communities, which we expect will benefit us and our existing portfolio of senior living communities in the future. As a result of elevated financing and construction costs over recent years, inventory growth for senior living communities has been historically low. According to The National Investment Center for Seniors Housing and Care, or NIC, annual inventory growth was 0.5% across primary and secondary markets during the fourth quarter of 2025. Additionally, annual absorption was 2.8% for the fourth quarter of 2025, according to NIC. We expect improving market fundamentals and constrained supply to continue to result in increased occupancy at our senior living communities.
We plan to seek to profit from this demand in the future by, over time, investing in our properties, acquiring additional properties and entering into management and lease arrangements with qualified managers, operators and tenants which enhance our cash flow and generate returns that exceed our operating and capital costs to us, including structuring leases that provide for or permit periodic rent increases.
We also seek to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns, when we believe there is an opportunity to reduce leverage, when we believe we have maximized returns or when we believe we can successfully pursue more desirable opportunities than retaining these properties. We also may use future sales proceeds to invest in our properties and to acquire new properties that we believe will help us reduce the overall average age of our properties, increase our weighted average lease term, if applicable, reduce our ongoing capital requirements and/or increase our distributions to shareholders. Additionally, we seek to selectively develop, redevelop or reposition our properties when we believe the returns will be satisfactory.

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
Lease Terms
Our medical office and life science property leases primarily include both “triple net” leases, where the tenant is generally responsible for the payment of property operating expenses and capital expenditures during the lease term, and “net” and “modified gross” leases, where we are responsible for operating and maintaining the properties and we charge the tenants for some or all of the property operating expenses. A portion of our medical office and life science property leases are “full service” leases where we receive fixed rent from the tenants and do not charge the tenants for any property operating expenses. Our leases for wellness centers and senior living communities are “triple net” leases.
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
Our managed senior living communities are operated by third parties pursuant to management agreements. Beginning in September 2025, we transitioned the management of 116 of our senior living communities previously managed by Five Star Senior Living, or Five Star, which was an operating division of AlerisLife Inc., or AlerisLife, to seven different third party managers in connection with AlerisLife's sale of all of its assets and the wind-down of its business. As of December 31, 2025, we completed the transition of all of the Five Star managed senior living communities to these managers. As of December 31, 2025, our 212 senior living communities were managed by 14 new and existing third party managers. We lease nearly all of our senior living communities to our TRSs. The senior living communities in our SHOP segment managed by Sinceri Senior Living, Discovery Senior Living, Tutera Senior Living, Charter Senior Living and Phoenix Senior Living represented 30.8%, 23.7%, 8.9%, 7.0% and 5.7%, respectively, of our gross real estate value as of December 31, 2025.
We rely on our third party managers to perform substantially all operational functions at our senior living communities. Under the terms of our management agreements, these managers are responsible for hiring, training and supervising personnel; implementing and maintaining technology platforms and systems for managing financial performance, sales and resident retention; and setting rents and related resident fees in accordance with market conditions and our strategic objectives. As a result, our ability to achieve desired operational and financial outcomes is dependent on the expertise, performance and integrity of these third party managers. We monitor their activities through regular reporting and oversight, but we do not directly control day-to-day operations at our communities.
Our management agreements with third party managers generally include provisions that allow us to terminate the agreements under certain circumstances, including if a community does not meet specified financial performance thresholds after a stabilization period. These rights provide us with flexibility to address underperforming communities and to ensure alignment with our operational and financial objectives.
Terminating our management agreements and transitioning to new managers would result in additional costs, including potential termination fees and expenses associated with the transition process.
For more information about the terms of the management agreements with our managers, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to make distributions to our shareholders. To achieve these objectives, we seek to: maintain a strong capital base of shareholders' equity; invest in properties with strong market fundamentals and high credit quality managers and tenants; use leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of capital and investment yields; make structured investments, including joint venture arrangements, which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance maturing debt with new debt or equity; and pursue diversification so that our cash flow from operations comes from diverse properties and tenants.
Our Board of Trustees may change our investment and operating policies at any time without a vote of, or notice to, our shareholders.

Our Acquisition Policies
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
•the existing or proposed management or lease terms;
•the existence of alternative sources, uses or needs for our capital and our leverage;
•the availability and reputation of experienced and financially qualified managers, tenants or guarantors;
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
•the strategic fit of the property with the rest of our portfolio; and
•the level of permitted services and regulatory history of the property and its historical managers and tenants.
An important part of our acquisition strategy is to identify and select qualified, experienced and financially stable managers and tenants.
Our Disposition Policies
We plan to selectively sell certain properties from time to time to manage our leverage and improve our liquidity, to strategically update, rebalance and reposition our investment portfolio and to fund future acquisitions with a goal of (1) reducing our leverage, (2) improving the asset quality of our portfolio by reducing the overall average age of our properties and increasing the weighted average term of our leases and the likelihood of retaining both our residents and tenants and (3) increasing our distributions to shareholders.
Other than as described, we generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties and stability of our portfolio than selling properties for short term gains. However, from time to time, we may consider the sale of all or a stake in one or more of our properties or other investments. We make disposition decisions based on a number of factors, including, but not limited to, the following:
•our ability to operate or lease the affected property on terms acceptable to us or have the affected property managed with our realizing acceptable returns;
•the existence of alternative sources, uses or needs for our capital and our leverage;
•the manager's or tenant's desire to dispose of or cease operating the affected property;

•the estimated value and returns we may receive by selling the property;
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
Our Investment Policies
We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties leased to any one tenant or to an affiliated group of tenants or in properties operated by any one manager or tenant or by an affiliated group of managers or tenants or in securities of one or more persons.
Since February 2024, we, together with our applicable TRS, have owned approximately 34.0% of the outstanding AlerisLife common shares and ABP Trust owns the remaining approximate 66.0% of AlerisLife.
On February 14, 2025, AlerisLife paid an aggregate cash dividend of $50.0 million to its stockholders. Our pro rata share of this cash dividend was $17.0 million.
On July 15, 2025, AlerisLife paid an aggregate cash dividend of $10.0 million to its stockholders. Our pro rata share of this cash dividend was $3.4 million. In connection with AlerisLife's sale of all of its assets and the wind-down of its business, on January 9, 2026, AlerisLife paid an aggregate cash dividend of $80.0 million to its stockholders. Our pro rata share of this cash dividend was $27.2 million.
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
Historically, we have primarily owned wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into additional real estate joint ventures if we conclude that by doing so we may benefit from the participation of joint venture partners or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. As of December 31, 2025, we owned a 10% equity interest in an unconsolidated joint venture that owns a life science property located in Boston, Massachusetts, or the Seaport JV, and a 20% equity interest in an unconsolidated joint venture for 10 medical office and life science properties, or the LSMD JV. Further, we may acquire interests in joint ventures as part of an acquisition of properties or entities or we may contribute properties into our existing or new joint ventures. We also may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.
Subject to the discussions below under the heading "Material United States Federal Income Tax Considerations—REIT Qualification Requirements" included in Part I, Item 1 of this Annual Report on Form 10-K, we have no limitations on the amount or percentage of our total assets that may be invested in any one property, in any one type of property, or in properties managed by or leased by any one entity, and no limits on the concentration of investments in any one location. However, we believe it is prudent to seek portfolio diversification, not concentration.
Our Board of Trustees may change our investment policies at any time without a vote of, or notice to, our shareholders.

Our Financing Policies
Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our credit agreement and senior notes indentures and their supplements contain covenants which, among other things, restrict our ability to incur debts and generally require us to maintain certain financial ratios.
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
Our Manager
The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR and the sole director of AlerisLife. Christopher J. Bilotto, our other Managing Trustee and President and Chief Executive Officer is also an executive of RMR Inc., Matthew C. Brown, our Chief Financial Officer and Treasurer, is also an executive vice president and the chief financial officer and treasurer of RMR Inc. and an officer of ABP Trust, and each of our officers is also an officer and employee of RMR. Jennifer B. Clark, our former Managing Trustee and former Secretary, also served as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR and an officer of ABP Trust until her retirement on December 31, 2025. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634, and its telephone number is (617) 796-8390.
RMR is an alternative asset management company that is focused on both residential and commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. In addition, RMR provides management services to joint ventures, including our existing joint ventures. As of February 23, 2026, the executive officers of RMR are: Adam D. Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Matthew C. Brown, executive vice president, chief financial officer and treasurer; Yael Duffy, executive vice president; Lindsey A. Getz, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president and chief operating officer; Jeffrey C. Leer, executive vice president; and John G. Murray, executive vice president. Mr. Bilotto also serves as our President and Chief Executive Officer and a managing trustee and officer of another company managed by RMR. Mr. Brown also serves as our Chief Financial Officer and Treasurer and an officer of another company managed by a subsidiary of RMR. Additionally, our Vice President, Anthony Paula, serves as a vice president of RMR. Other officers of RMR also serve as officers of other companies to which RMR or its subsidiaries provide management services.

Government Regulation and Reimbursement
The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. Although most of these laws and regulations affect the manner in which our managers and tenants operate our properties, some of them also impact us and the values of our properties. Some of the laws that impact or may impact us or our managers or tenants include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our managers and tenants conduct their operations, such as health, safety and fire laws and standards; federal and state laws relating to the privacy and security of personal information and health information; federal and state laws affecting assisted living communities that participate in Medicaid and federal and state laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicaid and Medicare that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act, or ADA, and similar state and local laws; and safety and health standards set by the federal Occupational Safety and Health Administration, or OSHA. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, SNFs, clinics and other healthcare facilities typically address facility policies, staffing, quality of services and care, resident rights, infection control, emergency preparedness, fire safety and physical plant matters, and related matters; there have also been recent, ongoing legislative and regulatory efforts to increase federal oversight of assisted living and SNF operations, including a federal minimum staffing rule for SNFs published on May 10, 2024. Changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
State and local health and social service agencies and other regulatory authorities regulate and license many senior living communities. State health authorities regulate and license clinics and other healthcare facilities. In most states in which we own properties, we and our managers and tenants are prohibited from providing certain services without first obtaining appropriate licenses. In addition, some states require a certificate of need, or CON, before an entity may open an assisted living community or SNF or expand services at an existing facility. In addition, some states that have eliminated CON laws have retained other means of limiting development of facilities, including moratoria, licensing laws and limitations upon participation in the state Medicaid program. Senior living communities and certain other healthcare facilities must also comply with applicable state and local building, zoning, fire and food service codes before licensing or Medicare and Medicaid certification are granted. These laws and regulatory requirements could affect our ability and that of our managers and tenants to expand into new markets or to expand communities in existing markets.
In addition, government authorities have been subjecting healthcare facilities such as those that we own to increasing numbers of inspections, surveys, investigations, audits and other potential enforcement actions. We and our managers and tenants expend considerable resources to respond to such actions. Unannounced inspections or surveys may occur annually or biannually, or even more regularly, such as following a regulatory body's receipt of a complaint about a facility. From time to time in the ordinary course of business, we and our managers and tenants receive deficiency reports from state regulatory bodies resulting from those inspections and surveys. We and our managers and tenants seek to resolve most inspection deficiencies through a plan of corrective action relating to the affected facility's operations. If we or our managers or tenants fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect the ability of our tenants to pay their rent to us, the profitability of our managed senior living communities and the values of our properties. In addition, government agencies typically have the authority to take or seek further action against a licensed or certified facility, including the ability to impose civil money penalties or fines; suspend, modify, or revoke a license or Medicare or Medicaid participation; suspend or deny admissions of residents; deny payments in full or in part; institute state oversight, temporary management or receivership; and impose criminal penalties. Loss, suspension or modification of a license or certification or the imposition of other sanctions or penalties could adversely affect the values of our properties, the ability of our tenants to pay their rents and the profitability of our managed senior living communities.
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
Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided by our managers or by or on behalf of our tenants at our facilities exceeds the level of care for which a particular facility is licensed, which could result in closure of the community and the immediate discharge and transfer of residents, which could adversely affect the ability of that tenant to pay rent to us, the profitability of our managed senior living communities and the values of our properties. Citations or revocation of a license could impact the ability for us or our managers to obtain new licenses or certifications or maintain or renew existing licenses and certifications which would trigger defaults under management agreements and leases with us and adversely affect our ability to operate. Furthermore, some states and the federal government allow certain citations of one facility to impact other facilities owned or operated by the same entity or a related entity, including facilities in other states. Revocation of a license or certification at one facility could therefore impact our or a tenant's or manager's ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us, the profitability of that manager, the profitability and values of our properties and trigger defaults under our managers' management agreements and tenants' leases and our or our managers' or tenants' credit arrangements, or adversely affect our or our managers' or tenants' ability to obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility as well as a related entity.
For the year ended December 31, 2025, substantially all of our net operating income, or NOI, from our senior living communities was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from our senior living communities where a majority of the revenue is dependent upon Medicare and Medicaid programs. Our managers and tenants operate facilities in many states and they and we participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs and other similar facilities and state Medicaid programs for services in assisted living communities.
Government Payers. Reimbursement levels under the Medicare and Medicaid programs may not remain at levels comparable to present levels or may not be sufficient to cover the costs allocable to residents eligible for reimbursement. Medicare reimbursement for skilled nursing services is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates.
Medicaid reimbursement rates for many of our assisted living and memory care communities also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, those adjustments may not reflect actual increases of the cost of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. On July 4, 2025, the U.S. government enacted Public Law No. 119-21, commonly known as the One Big Beautiful Bill Act, which, among other things, included significant funding cuts and policy changes to Medicaid, which could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.
It is unclear whether any adjustments in Medicare and Medicaid rates will compensate for the increased costs our managers and tenants may incur for services to residents whose services are paid for by Medicare and Medicaid. Current and future programmatic changes to Medicaid eligibility and rates may also impact us.
Enforcement. Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback, and physician referral laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance, loss of licensure, termination of government payments, exclusion from any government health care program and damage assessments. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009 and the Patient Protection and Affordable Care Act of 2010, or the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims and earn a percentage of the government's recovery should the government intervene. These incentives have led to a steady increase in whistleblower actions. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal anti-kickback statute. In addition, the ACA increased penalties under federal sentencing guidelines between 20% and 50% for healthcare fraud offenses involving more than $1.0 million.
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

In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. We and our managers and tenants expend significant resources to comply with these laws and regulations.
Data Privacy and Security. Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our managers and our tenants. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, we, our managers and our tenants that are covered entities or business associates within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, or OCR, entering into several multi-million dollar HIPAA settlements in prior years. OCR has also demonstrated a continuing commitment to enforce the obligation to provide individuals with timely access to their health information upon request. Finally, OCR and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyberattacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.
In addition, many states have enacted their own security and privacy laws relating to individually identifiable information and consumer health information, including the California Consumer Privacy Act, the Maryland Online Data Privacy Act and the New York SHIELD Act. Failure to comply with these laws could result in the imposition of fines and penalties. A number of other states have enacted similar laws related to the protection and security of individually identifiable information and consumer health information, and we expect additional federal and state legislative and regulatory efforts to regulate consumer privacy in the future. These laws generally create consumer rights protections and impose obligations on businesses to which they apply, including requirements to conduct data processing risk assessments, to enter into data processing agreements with vendors and other third-parties with whom a business shares personal information, and to make detailed disclosures to residents of those states about the business’ data collection, use and sharing practices. Some states have also enacted laws that are specific to the protection of “consumer health data”: Washington state enacted the My Health, My Data Act, a health-focused consumer privacy law, which took effect in March 2024; Connecticut and Nevada have also enacted similar consumer health data privacy laws. These laws impose obligations related to the collection and sharing of certain health-related information that is not subject to HIPAA and that does not fall within certain other exceptions in the law. To the extent these state laws are applicable to our business and operations, they may increase compliance costs and potential liability with respect to other personal information we maintain about residents of these states. These legislative and regulatory developments will continue to influence the design and operation of our business and our privacy and security efforts.
Other Matters. We require our managers and tenants to comply with all laws that regulate the operation of our senior living communities. The costs to comply with these laws may adversely affect the profitability of our managed senior living communities and the ability of our tenants to pay their rent to us. If we, our managers or any of our tenants were subject to an action alleging violations of such laws or to any adverse determination concerning any of our or our managers' or tenants' licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments or sanctions, these actions could materially and adversely affect the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties. If our managers or any of our tenants becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or manager or selling the affected property at a price that provides us with a desirable return, and the value of the affected property may decline materially.
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
Healthcare providers and suppliers, including physicians and other licensed medical practitioners, that receive federal or state reimbursement under Medicare, Medicaid or other federal or state programs must comply with the requirements for their participation in those programs. Our tenants that are healthcare providers or suppliers are subject to reimbursement rates that are increasingly subject to cost control pressures and may be reduced or may not be increased sufficiently to cover their increasing costs, including our rents. Further, healthcare providers are experiencing heightened scrutiny under antitrust laws in the United States as integration and consolidation of health care delivery increase and affect competition. In addition, there has been a movement toward increased scrutiny of private equity and REIT interest in the healthcare industry, including the long-term care sector. For example, CMS issued a final rule, effective January 16, 2024, that requires SNFs and Medicaid-participating nursing facilities to disclose certain additional data on their owners, operators and management in an effort to increase transparency of nursing facility ownership and to promote competition among nursing facilities by allowing patients to choose facilities based on publicly available data of their owners and operators. Further, federal legislation has been introduced that, if enacted, would impose significant transparency requirements, federal oversight, and restrictions on private equity and REIT investment in the health care space, including the ability of federal regulators to review and block certain transactions. Similar laws in some states have also recently been enacted. To the extent these laws apply to our business, they may impact our ability to enter into transactions involving the sale or acquisition of our properties.
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
Competition
Owning and operating senior living communities, medical office and life science properties and other healthcare related properties is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and other public and private companies that are actively engaged in this business. Also, we compete for tenants and residents and for investments based on a number of factors including location, rents, rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by current economic and industry conditions, demographic trends, availability of attractive investment opportunities, our ability to negotiate beneficial investment terms, the availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic or property markets, including in markets we operate. Some of our competitors may have greater financial and other resources than we have. We believe the quality and diversity of our investments, the financial strength of many of our tenants and the experience and capabilities of our managers may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.
Our managers and tenants compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and patients based on quality of care, reputation, physical appearance of properties, services offered, family preferences, physicians, staff, price and location. We and our managers and tenants also face competition from other healthcare facilities for qualified personnel, such as physicians and other healthcare providers that provide comparable facilities and services.
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

We and our manager, RMR, drive value, manage risk and benchmark the performance of our properties by effectively capturing and managing data through real-time energy monitoring, or RTM. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster while enhancing building system control in a cost-effective and scalable way. RMR's RTM program captures 14 of our properties and generated $4.5 million in cumulative savings to date, of which $0.9 million was generated in 2025.
Furthermore, properties that reach specified levels of sustainability and energy efficiency may receive potential environmental designations and certifications, such as Leadership in Energy and Environmental Design, or LEED®, designations and/or “ENERGY STAR” certifications. LEED® designations are administered by the U.S. Green Building Council. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. The U.S. Government’s “green lease” policies permit government tenants to require LEED® designation in selecting new premises or renewing leases at existing premises and the General Services Administration gives preference to properties for lease that have received an ENERGY STAR certification. Our property manager, RMR, is a member of the ENERGY STAR program. Certain properties are not eligible for ENERGY STAR certification. For example, lab uses, medical office properties and properties less than 50% occupied cannot be ENERGY STAR certified. As of December 31, 2025, our LEED® designations and ENERGY STAR certifications were as follows:
•LEED®: 18 of our Medical Office and Life Science Portfolio properties containing 1.8 million rentable square feet (10.5% and 16.2% of our Medical Office and Life Science Portfolio properties and rentable square feet, respectively).
•Building Owners and Managers Association (BOMA) 360: 9 of our properties containing approximately 0.8 million rentable square feet (9.9% and 13.5% of our eligible properties and eligible rentable square feet, respectively).
•ENERGY STAR: 24 of our properties containing 3.6 million square feet (12.5% and 18.2% of our eligible properties and rentable square feet, respectively).
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
We reviewed environmental surveys of the properties we own prior to their purchase. Based upon those surveys, other studies we may have since reviewed and our understanding of the operations of these properties by our managers and tenants, we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, we cannot be sure that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition or results of operations.
When adverse weather, natural disasters and adverse impacts from global climate change, such as hurricanes, floods or wildfires, occur near our properties, we, our managers or our tenants may relocate the residents at our senior living properties to alternative locations for their safety and we, our managers or our tenants may close or limit the operations of the impacted senior living community or office property until the event has ended and the property is then ready for operation. We or the managers or tenants of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after adverse weather, natural disasters and adverse impacts from global climate change and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our managers' and tenants' insurance may not adequately compensate us or them for these costs and losses.
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our leased properties and residents at our managed senior living communities. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our managers or tenants and their ability to pay rent or returns to us. For more information regarding climate change and other environmental matters and their possible adverse impacts on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities” and “Risk Factors—Risks Related to Our Business—We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters” in Part I, Item 1A of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” in Part II, Item 7 of this Annual Report on Form 10-K.
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

Diversity and Inclusion
As of December 31, 2025, our Board of Trustees was comprised of seven Trustees, of which five were independent trustees. Our Board of Trustees is comprised of 43% women and approximately 29% members of marginalized minorities.
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
Segment Information
As of December 31, 2025, we had two reportable segments: SHOP and Medical Office and Life Science Portfolio. For further information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
•a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or
•except as specifically described in the following summary, a trust, estate, tax-exempt entity, governmental organization or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of February 23, 2026. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders that meet specified holding period requirements are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. To the extent that such distributions exceed the basis of a U.S. shareholder’s shares, the U.S. shareholder generally must include such distributions in income as long-term capital gain, or short-term capital gain if the shares have been held for one year or less. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.

Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1999 through 2025 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
•If we have net income from “prohibited transactions,” that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors, we will be subject to tax on this income at a 100% rate.
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
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% (25% with respect to taxable years beginning after December 31, 2025) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from any affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:
(1)not directly or indirectly operate or manage a health care facility or lodging facility; and
(2)not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any health care facility or lodging facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a health care facility or lodging facility.
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
As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. Additionally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified health care property to a TRS if an eligible independent contractor operates the property, as discussed more fully below.
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
•There is an additional exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant. For this additional exception to apply, a real property interest in a “qualified health care property” must be leased by the REIT to its TRS, and the property must be operated on behalf of the TRS by a person who is an “eligible independent contractor,” all as described in Sections 856(d)(8)-(9) and 856(e)(6)(D) of the IRC. As described below, we believe our leases with our TRSs have satisfied and will continue to satisfy these requirements.
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
•Not more than 20% (25% with respect to taxable years beginning after December 31, 2025) of the value of our total assets may be represented by stock or other securities of our TRSs.
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
Our Relationship with AlerisLife. We currently own (directly and indirectly through one of our TRSs) less than 35% of the outstanding common shares of AlerisLife. We have not elected to treat AlerisLife as a TRS, and it is not otherwise an automatic TRS because no TRS of ours owns more than 35% of AlerisLife. This structure for our AlerisLife ownership permitted our prior engagement of a corporate subsidiary of AlerisLife to manage health care properties leased to our TRSs, as described below in greater detail.
Upon concluding its business dispositions, AlerisLife adopted a plan of complete liquidation under Sections 331 and 336 of the IRC. Accordingly, we (and also our TRS that owns common stock of AlerisLife) began to receive liquidating distributions of cash from AlerisLife in 2026. As a result of the foregoing, we may in 2026 or future taxable years receive capital gain income or (via cash distributions from our TRS that owns common stock of AlerisLife) dividend income, both of which are expected to qualify for the 95% gross income test but neither of which will qualify for the 75% gross income test. The amounts involved are not material to our 75% gross income test compliance. As of February 23, 2026, we have received $27.2 million of our pro rata share of cash dividends paid to AlerisLife's stockholders in connection with the wind-down of AlerisLife's business.
For further information regarding our relationship with AlerisLife, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our Relationship with Our Taxable REIT Subsidiaries. We currently own properties that we purchased to be leased to our TRSs or which are being leased to our TRSs as a result of modifications to, or expirations of, a prior lease, all as agreed to by applicable parties. For example, in connection with past lease defaults and expirations, we have terminated occupancy of some of our health care properties by the defaulting or expiring tenants and immediately leased these properties to our TRSs and entered into third-party management agreements for these properties. We may from time to time lease additional health care properties to our TRSs.
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
For 2025 and prior taxable years, we engaged as an intended eligible independent contractor a particular corporate subsidiary of AlerisLife. This contractor and its affiliates were actively engaged in the trade or business of operating qualified health care properties for their own accounts, including pursuant to management contracts among themselves; however, this contractor and its affiliates had few if any management contracts for qualified health care properties with third parties other than us and our TRSs. Based on a plain reading of the statute as well as applicable legislative history, our counsel, Sullivan & Worcester LLP, opined that this intended eligible independent contractor should in fact have so qualified. If the IRS or a court determines that this opinion was incorrect, then the rental income we received from our TRSs in respect of properties managed by this particular contractor would have been nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our past compliance with one or both of these gross income tests. Under those circumstances, however, we expect we would qualify for the gross income tests’ relief provision described above, and thereby would preserve our qualification for taxation as a REIT. If the relief provision were to apply to us, we would be subject to tax at a 100% rate upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we had little nonqualifying income from other sources in past taxable years, imposition of this 100% tax in this circumstance would be material because a significant number of the properties leased to our TRSs were managed for the TRSs by this contractor.
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
Beginning with the calendar taxable year 2018, the IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. For calendar taxable years 2018 through 2021 and beginning with the calendar taxable year 2025, adjusted taxable income was (and is) an amount roughly equivalent to earnings before interest, taxes, depreciation and amortization; provided, however, adjusted taxable income for calendar taxable years 2022 through 2024 was an amount roughly equivalent to earnings before interest and taxes (i.e., an amount after depreciation and amortization). For taxable years beginning after December 31, 2025, the interest deduction limitation generally is calculated prior to the application of any interest capitalization provisions under the IRC. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income,” but the interest deduction limitations could apply to our subsidiary partnerships or REITs that are not eligible for or otherwise do not make the election for electing real property trades or businesses.
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
We may elect to retain, rather than distribute, some or all of our net capital gain and certain of our cancellation of indebtedness income, if any, and pay income tax on such retained amounts. In addition, if we so elect by making a timely designation to our shareholders, our shareholders would include their proportionate share of such undistributed capital gain in their taxable income, and they would receive a corresponding credit for their share of the federal corporate income tax that we pay thereon. Our shareholders would then increase the adjusted tax basis of their shares by the difference between (a) the amount of capital gain dividends that we designated and that they included in their taxable income, and (b) the tax that we paid on their behalf with respect to that capital gain.

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
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:
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
As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
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

The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that the securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order. Additionally, limitations or restrictions on the transfer or assignment of a security that are created or imposed by persons other than the issuer of a security or persons acting for or on behalf of the issuer will ordinarily not prevent the security from being considered freely transferable.
We believe that the restrictions imposed under our declaration of trust and bylaws on the transfer of shares do not result in the failure of our shares to be “freely transferable.” In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, on shares owned by an ERISA Plan or Non-ERISA Plan, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions in the regulation and that would otherwise result in the failure of our shares to be “freely transferable”. Assuming that each class of our shares will be “widely held” and that no facts and circumstances exist that prevent shares owned by an ERISA Plan or Non-ERISA Plan from being “freely transferable” for purposes of the regulation, our counsel, Sullivan & Worcester LLP, is of the opinion that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.” Also, the opinion of our counsel is not binding on either the Department of Labor or a court, and either could take a position different from that expressed by our counsel.
Item 1A.  Risk Factors.
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, volatility in the public debt and equity markets, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions, changes in real estate utilization and other conditions beyond our control, have had and may continue to have a material adverse effect on our and our managers’, other operators’ and tenants’ results of operations and financial conditions, and they may be unable to satisfy their obligations to us;
•we are exposed to risks related to our dependence on our managers or other operators for the operation of our senior living communities, and changes and trends in the healthcare industry could negatively impact our managers and other operators and our SHOP segment operating results;

•we and our managers and other operators and tenants face significant competition;
•we are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt and our ability to reduce our debt leverage, which may remain at or above current levels. Covenants and conditions contained in our debt agreements may restrict our operations by increasing our interest expense and limiting our ability to make investments in our properties, sell properties securing our debt and pay distributions to our shareholders, which may result in potential downgrades to our credit ratings and other limitations on our ability to access capital at reasonable costs or at all, including the limited availability of debt capital to healthcare REITs generally;
•we may be unable to renew our leases when they expire or lease our properties to new tenants without decreasing rents or incurring significant costs or at all;
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
•we are subject to risks related to the security of RMR’s or our senior living community managers’ or other operators’ information technology and RMR’s use of artificial intelligence;
•our management structure and agreements with RMR and our relationships with our related parties, including our Managing Trustees, RMR and others affiliated with them, may create conflicts of interest;
•sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks;
•we may change our operational, financing and investment policies without shareholder approval;
•our distributions to shareholders may remain at $0.01 per common share per quarter for an indefinite period or be eliminated and the form of payment could change; and
•provisions in our declaration of trust, bylaws and other agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals, limit our rights and the rights of our shareholders to take action against our Trustees and officers or limit our shareholders’ ability to obtain a favorable judicial forum for certain disputes.
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

Risks Related to Our Business
Unfavorable market and industry conditions have had and may continue to have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business and operations have been and may continue to be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our properties are located. Unfavorable economic and industry conditions may be due to, among other things, uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, volatility in the public debt and equity markets, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions, catastrophic events such as natural disasters, adverse weather and climate conditions, changes in real estate utilization and other conditions beyond our control. As economic conditions in the United States may affect the demand for healthcare related space and senior living communities, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a possible recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Additionally, although there have been positive trends in the senior living industry, including increases in rates, margins and occupancy in our SHOP segment and favorable supply and demand dynamics in the senior living industry, generally, we cannot be sure that these trends will continue to benefit us and any benefits we do realize may be uneven due to changing market practices, current market and economic conditions. For example, although occupancy in our SHOP segment has increased, the rate of occupancy growth has been slower than previously anticipated and uneven and we continue to experience variability in our operating costs. Additionally, while our senior living operators have increased rates, those rate increases have been impacted by increases in operating costs, putting further pressure on our margins.
Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal, tax and trade policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Unfavorable market conditions have negatively impacted our ability to pay distributions to our shareholders and these or other conditions may continue to have similar impacts in the future and on our results of operations and financial condition. It is uncertain what the impact of changing market and economic conditions would be on our and our managers’ and other operators’ and tenants’ businesses. As a result of these uncertainties, our and our managers’ and other operators’ and tenants’ businesses may not successfully operate their businesses, and they may fail to pay amounts owed to us.
We are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt.
As of December 31, 2025, our consolidated principal amount of debt was $2.4 billion, and we had $150.0 million available for borrowing under our revolving credit facility.
We are subject to numerous risks associated with our debt, including our ability to refinance maturing debt and the cost of any refinancing, the risk that our liquidity could be insufficient for us to make required payments and risks associated with changing interest rates. There are no limits in our organizational documents on the amount of debt we may incur, and, subject to any limitations in our debt agreements, we may incur additional debt; however, our credit agreement and our senior notes indentures and their supplements contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our cost of capital, limit our ability to incur additional debt in the future, and increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. High interest rates have significantly increased our borrowing costs. Although we have an option to extend the maturity date of certain of our debt upon payment of a fee and meeting other conditions, the applicable conditions may not be met, and we may be required to repay or refinance our existing debt with new debt on less favorable terms. Further, market and economic conditions may impact the cost of government-sponsored enterprise and agency financing that we have access to. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, refinancing, lease obligations, acquisitions, development or redevelopment projects or other purposes and hinder our ability to pay distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under other debt agreements of ours that have cross default provisions, including our credit agreement and our senior notes indentures and their supplements. In such case, our lenders or noteholders may demand immediate payment of any outstanding debt and could seek payment from the subsidiary guarantors under our credit agreement and our senior notes indentures, seek to sell any pledged equity interests of certain subsidiaries or mortgaged properties, or we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
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
A significant portion of our debt is secured by properties that we or our joint ventures own or by a pledge of the equity interests of certain of our subsidiaries. Secured debt, including mortgage debt, increases our risk of asset and property losses because defaults on debt secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any debts for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
We are limited in our ability to operate our senior living communities and are thus dependent on our managers or other operators.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing healthcare facilities, we do not operate or manage our senior living communities. Instead, we lease substantially all of our senior living communities to our subsidiaries that qualify as TRSs under the IRC and retain third parties to manage those senior living communities. Our income from our properties may be adversely affected if our managers or other operators fail to provide quality services and amenities to residents. While we monitor the performance of our managers and other operators and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that our managers or other operators are not performing adequately. Any failure by our managers or other operators to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. Further, as of December 31, 2025, we completed the transition of 116 of our SHOP communities to different managers, and we may experience temporary disruption, including reductions in our cash flows, as a result of the transition of these communities. In addition, our managers and other operators operate, and, in some cases, own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our managers and other operators have made, and may in the future make, decisions regarding competing properties or our properties’ operations that may not be in our best interests and which may result in a reduction of our returns.
We are exposed to operational risks, liabilities and claims with respect to our SHOP segment that could adversely affect our revenues and operations.
We are exposed to various operational risks with respect to our SHOP segment that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in occupancy experienced during the normal course of business, private pay rates and Medicare and Medicaid reimbursement, if applicable; economic conditions, such as uncertainties surrounding interest rates and inflation, economic downturns or a possible recession and labor market conditions; competition; litigation and regulatory and government proceedings; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; increases in property taxes; state regulation and rights of residents related to entrance fees; federal and state housing laws and regulations; the availability and increases in the cost of labor (as a result of unionization or otherwise); and increases in commodity prices, such as the prices of food and construction materials, as a result of, among other things, changing tariffs and trade policies and related uncertainty, supply chain challenges or other market conditions.
Further, we and our managers and other operators have been, are currently and expect in the future to be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of senior living operations. The defense and resolution of such claims, lawsuits and other proceedings may require our managers or other operators or us to incur significant expenses. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against senior living companies. As a result of these conditions, the cost of liability insurance continues to increase.
In addition, we generally hold the applicable healthcare license and enroll in applicable government healthcare programs on behalf of the properties in our SHOP segment. This subjects us to potential liability under various healthcare laws and regulations. Healthcare laws and regulations are wide-ranging, and noncompliance may result in the imposition of civil, criminal, and administrative penalties, including: the loss or suspension of accreditation, licenses or CONs; suspension of or non-payment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. We may incur, or be obligated to reimburse our senior living managers or other operators for, compliance related fines, assessments, penalties and returns of government payments (such as Medicare or Medicaid payments) and could have limitations imposed on our healthcare licenses.
Any one or a combination of these operational risks and other factors may adversely affect our revenue and operations.
The trend for seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether could have a material adverse effect on our business, financial condition and results of operations.
Seniors have been increasingly delaying their moves to senior living communities until they require greater care or forgoing moving to senior living communities altogether, and approximately 21% of the senior living communities we own are independent living communities which require residents to be capable of relatively high degrees of independence. These trends may continue and other factors, such as seniors’ and their families’ concerns regarding the impact on seniors of infectious diseases, virus transmissions or other public health safety conditions, may intensify those trends in the future, as may current economic conditions, such as economic downturns or a possible recession, weak housing market conditions, uncertainties surrounding interest rates and inflation and stock market volatility. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior living communities. Moreover, seniors may have greater care needs and require higher acuity services, which may increase costs at our senior living communities, expose our managers or other operators to additional liability or result in lost business and shorter stays at our senior living communities if our managers or other operators are not able to provide the requisite care services or fail to adequately provide those services. Further, if we or our managers or other operators fail to successfully act upon and address these and other trends and changes in seniors’ needs and preferences or in the healthcare industry generally, we or they may be unable to offset associated lost revenues by growing other revenue sources, such as by offering new or increased service offerings to seniors, and our senior living communities may become unprofitable and the value of our senior living communities may decline.
Increased labor costs, decreased labor availability and staffing turnover have negatively impacted our managers and our SHOP segment operating results, and these conditions may continue for an extended period.
Wages and employee benefits associated with the operations of our managed senior living communities represent the largest part of our managed senior living communities’ operating expenses. Historical periods of low unemployment resulted in increased labor costs, including higher health benefits costs, in the senior living industry. Further, legislation has been enacted and proposed to increase the minimum wage in various jurisdictions in recent years, which has put upward pressure on wages. Moreover, our managers and other operators face a competitive labor market. A periodic or geographic shortage of qualified nurses and other healthcare professionals or care givers or other trained personnel, union activities, wage laws, or general inflationary pressures on wages may require our managers or other operators to enhance pay and benefits packages or to use more expensive contract personnel, and our managers or other operators may be unable to offset these added costs by increasing the rates charged to residents. Staffing turnover at our senior living communities is common, and it increases in a competitive labor market. Heightened levels of staffing turnover at our senior living communities, particularly with respect to key and skilled positions, such as management, regional and executive directors and other skilled and qualified personnel, may disrupt operations, limit or slow the execution of business strategies, and decrease revenues and increase costs at our managed senior living communities. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and continue to increase. If these conditions continue, our managers and other operators may increasingly be challenged in fully operating our senior living communities, which may require us to reduce our operations; as a result of these conditions, our revenues and growth may decline and our costs may continue to increase.
Termination of resident agreements within our SHOP segment and resident attrition could adversely affect revenues and earnings at our senior living communities.
Unlike apartment leases that typically have a one-year term, state regulations governing SHOP communities typically require that senior living community residents have the right to terminate their assisted living resident agreements for any reason on reasonable (for example, 30 days’) notice. Should a large number of our residents elect to terminate their resident agreements at or around the same time, revenues and earnings at our senior living communities could be materially and adversely affected. In addition, the advanced ages of our senior living residents may result in high resident turnover rates.
Our investments in our properties may not yield the returns we expect and may cost more than expected and take longer to complete.
We invest significant amounts in our properties. However, we may not realize the returns we expect from these investments, and these investments may cost more than we expect. For example, in recent years, the global economy, including the U.S. economy, experienced supply chain disruptions which reduced the availability of goods and materials, which caused price inflation and increased the time from order to receipt of goods and materials. We cannot assure that there will not be future, similar supply chain disruptions, including as a result of changing tariffs and trade policies and related uncertainty. Such conditions could result in our planned capital expenditures costing more than expected and taking longer to complete.
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
Increases in interest rates and sustained high interest rates may materially and negatively affect us in several ways, including:
•one of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate on our common shares relative to prevailing interest rates. Our quarterly cash distribution rate on our common shares is currently $0.01 per common share in order to enhance our liquidity until our leverage profile otherwise improves. If market interest rate levels increase, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments with higher distribution rates. Sales of our common shares may cause a decline in the market price of our common shares;
•amounts outstanding under certain of our debt require interest to be paid at floating interest rates. When interest rates increase, our borrowing costs with respect to any such debt will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to pay distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us;
•we have a significant amount of fixed rate debt. Our ability to refinance this debt and the cost of any such refinancing will be subject to market conditions, our financial condition and operating performance and our credit ratings; and
•property values are often determined, in part, based upon a capitalization of NOI formula. When interest rates are high, real estate transaction volumes slow due to increased borrowing costs and property investors often demand higher capitalization rates, which causes property values to decline. High interest rates could therefore lower the value of our properties and cause the value of our securities to decline.
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
We face significant competition for tenants at our properties, particularly at our medical office and life science properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents or with greater concessions than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties and increase the competition we face. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge and the values of our properties.

Development of new senior living communities in the past decade has resulted in increased competitive pressures on our managers and other operators, particularly in certain geographic markets where we own senior living communities, and, although the rate of new development has slowed significantly in recent years with fewer developments having come into the market, we expect these competitive challenges to continue for at least the next few years. Further, our senior living communities compete with numerous other senior living service providers, such as home healthcare companies and other real estate based service providers. Some of these senior living competitors are larger and have greater financial resources than our managers or other operators do, and some of these competitors are not for-profit entities which have endowment income and may not face the same financial pressures that they do. We cannot be sure that our managers or other operators will be able to attract a sufficient number of residents to our senior living communities at rates that will generate acceptable returns or that our managers or other operators will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow them to compete successfully and operate our senior living communities profitably.
These competitive challenges may prevent our managers and other operators from maintaining or improving occupancy and rates at our senior living communities, which may reduce our returns from our senior living communities and adversely affect the profitability of our senior living communities, and may cause the values of our properties to decline.
We also face significant competition for acquisition opportunities from other investors. Some of our competitors may have greater financial resources than us and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of property operators and the extent of leverage used in their capital structure. Due to competition for acquisitions, as well as limitations on acquisitions included in our debt agreements, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
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
We intend to continue to engage in development, redevelopment and repositioning activities with respect to our properties, and, as a result, we are subject to certain associated risks. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals, inability to achieve desired returns, as well as the availability and pricing of financing on favorable terms or at all. Although inflation has eased since its peak in 2021 and 2022, inflationary pressures continue, due in part to changing tariffs and trade policies and related uncertainty. The potential for increased tariffs and trade barriers, as well as geopolitical risks, adds uncertainty to the long term outlook for inflation and interest rates and a reacceleration of inflation could trigger a reversal in recent interest rate decreases. It is uncertain whether inflation will decline, remain relatively steady or increase. Commodity pricing and other inflation, including inflation impacting wages and employee benefits, have increased in the past several years and may further increase. These conditions have increased the costs for materials, other goods and labor, including construction materials, and caused some delays in construction activities, and these conditions may continue and worsen. These pricing increases, as well as increases in labor costs, could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities. In addition, current economic conditions and volatility in the commercial real estate markets, generally, may cause delays in leasing these properties or possible loss of tenancies and may negatively impact our ability to generate cash flows from these properties that meet or exceed our cost of investment. Any of these risks associated with our current or future development, redevelopment and repositioning activities could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impacts from global climate change. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long term impacts of climatic conditions (such as precipitation frequency, weather instability and rising sea levels). We own a significant number of properties in the Southeastern United States which has been increasingly impacted by severe weather and rising sea levels in recent years. Severe weather events and climatic conditions could also adversely impact us and the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change and we may not realize desirable returns on those investments.
Vacancies in a property could result in significant capital expenditures and negative property level cash flow and reduce the value of the property.
The loss or downsizing of a tenant may reduce the value of a property and require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. Many of the leases we enter into or acquire are for properties that are especially suited to the particular business of our tenants, such as our medical office and life science properties. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated, downsized or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. We may also have difficulty selling the property due to the special purpose for which the property may have been designed or modified. As a result, our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand, may be limited, and we may experience negative property level cash flow and reduced property values.
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
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s, our senior living community managers’ or other third parties’ information technology networks and systems or operations. Although most of RMR’s and our senior living community managers’ staff work from their respective offices for a majority of the work week, flexible working arrangements have resulted in increased remote working. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s, our senior living community managers’ or other third parties’ abilities to maintain the security, proper function and availability of their respective information technology and systems since remote working by their employees could strain their respective technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s, our senior living community managers’ or other third parties’ data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology.
Public companies are required to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. With the SEC’s continued focus on cybersecurity, we expect increased scrutiny of RMR’s policies and systems designed to manage our cybersecurity risks and our related disclosures.
Any failure by RMR, our senior living community managers or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems or to adequately protect personal data, or any failure by RMR, our senior living community managers or other third party vendors to provide the appropriate regulatory and other notifications in a timely manner could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
RMR incorporates artificial intelligence into some of its business workflows and processes, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability, and increased regulatory costs and could adversely affect our results of operations.
RMR uses generative artificial intelligence and/or machine learning technologies, or collectively, AI Technologies, to enhance certain workflows and processes used in its business, and its research into and continued deployment of such capabilities remain ongoing. AI Technologies are evolving, and the introduction and incorporation of AI Technologies may result in unintended consequences or other new or expanded risks and liabilities and RMR may not be able to anticipate, prevent, mitigate or remediate all potential risks and liabilities. If the content, analyses or recommendations that AI Technologies applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI Technologies algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI Technologies are continuously evolving, and RMR may adopt and deploy AI Technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI Technologies. Also, our competitors or other third parties may incorporate AI Technologies into their products and services more quickly or more successfully than RMR, which could impair our ability to compete effectively and adversely affect our results of operations.
The use of AI Technologies applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI Technologies present emerging ethical issues, and RMR may be unsuccessful in identifying and resolving these issues before they arise. If RMR’s use of AI Technologies becomes controversial, it may experience brand or reputational harm, competitive harm or legal liability. There is uncertainty in the legal and regulatory landscape for AI Technologies, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI Technologies may be burdensome, could entail significant costs and may restrict or impede RMR’s ability to successfully develop, adopt and deploy AI Technologies efficiently and effectively.
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There remains a continued focus from regulators, investors, tenants and other stakeholders concerning corporate sustainability. We are, and expect to continue to be, subject to various proposed, new and evolving sustainability laws and requirements adopted by certain states and regulators, including both voluntary and mandatory disclosure requirements that may impact how we conduct business, and we may incur significant costs in compliance with such rules if and when such regulations become effective. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are not aligned with their own policies. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. If we or RMR elect not to or are unable to satisfy the criteria by which companies’ corporate responsibility practices are assessed or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2029 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. In addition, there are efforts by some stakeholders and governmental authorities to reduce companies’ efforts regarding ESG, including human capital management-related matters, and anti-ESG or anti-diversity, equity and inclusion, or DEI, sentiment has gained momentum across the United States, with several states and governmental authorities enacting or proposing anti-ESG or anti-DEI policies or legislation and filing suits alleging that ESG or DEI measures or initiatives violate law. Additionally, in January 2025, President Trump signed a number of executive orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If our and RMR’s practices and programs are deemed to be in contradiction of such initiatives, we and RMR could be subject to government investigations or lawsuits that could negatively impact us and RMR and affect our business, financial condition or reputation. Increasingly, different stakeholder groups and government authorities have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders or governmental authorities and adversely impact our reputation and business. If we and RMR fail to comply with ESG and anti-ESG related regulations and to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG and anti-ESG policies or third party expectations or demands.
Insurance may not adequately cover our losses, and insurance costs may increase.
We or our managers or other operators or tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. The costs of insurance may increase, which may have an adverse effect on us and our managers or other operators and tenants. Increased insurance costs may adversely affect our managers’ abilities to operate our properties profitably and provide us with desirable returns and our tenants’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes or losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible manager or other operator or tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us or our managers or other operators or tenants on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our managers or other operators or tenants for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
We may not succeed in selling properties we may identify for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
We plan to selectively sell properties from time to time to reduce our leverage, fund capital expenditures and future acquisitions and strategically update, rebalance and reposition our investment portfolio. Our ability to sell properties or other assets and the prices we may receive in any such sales, may be affected by various factors. In particular, these factors could arise from weaknesses in or a lack of established markets for the properties we may identify for sale, the availability of financing to potential purchasers on reasonable terms, changes in the financial condition of prospective purchasers for and the tenants of the properties, the terms of leases with tenants at certain of the properties, the characteristics, quality and prospects of the properties, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, such as uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain challenges, economic downturns or a possible recession and labor market conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with increased interest rates, have resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may not succeed in selling properties or other assets and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations, and we may incur losses in connection with any sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we, or ratings agencies or possible financing sources, believe appropriate, our credit ratings may be lowered and we may be unable to fund capital expenditures or future acquisitions to grow our business. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales.
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
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant, and economic conditions, such as uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain challenges, economic downturns or a possible recession and labor market conditions, may increase the risk of the managers and other operators of our senior living communities and our tenants filing for bankruptcy. If a tenant files for bankruptcy, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy, and a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full. If any of our managers, other operators or tenants files for bankruptcy, we may experience delays in enforcing our rights, and may be limited in our ability to replace the manager, other operator or tenant. In the case of any manager, other operator or tenant bankruptcy, we may incur substantial costs in protecting our investment and re-leasing or finding a replacement manager, other operator or tenant.
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
Christopher J. Bilotto, our other Managing Trustee and our President and Chief Executive Officer, Matthew C. Brown, our Chief Financial Officer and Treasurer, and Anthony Paula, our Vice President, are also officers and employees of RMR. Mr. Bilotto is also a managing trustee and the president and chief executive officer of Service Properties Trust, or SVC, a REIT managed by RMR. Mr. Brown is also an executive vice president and the chief financial officer and treasurer of RMR and the chief financial officer and treasurer of Seven Hills Realty Trust, or SEVN, another REIT managed by a subsidiary of RMR. Messrs. Portnoy, Bilotto, Brown and Paula have duties to RMR, Mr. Bilotto has duties to SVC and Mr. Brown has duties to SEVN, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests. As of December 31, 2025, ABP Trust and Mr. Portnoy beneficially owned 9.8% of our outstanding common shares. Our executive officers also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
Our declaration of trust prohibits any shareholder, other than RMR and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This restriction is intended to, among other purposes, assist with our REIT compliance under the IRC. Further, our bylaws contain provisions that generally prohibit shareholders from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares, including our common shares. This ownership limitation in our bylaws is intended to help us preserve our ability to use our net operating losses and other tax benefits to reduce our future taxable income. We also believe these restrictions in our declaration of trust and bylaws promote orderly governance. However, these restrictions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager or other agents.
Our bylaws currently provide that other than any action arising under the Securities Act, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined under the Maryland General Corporation Law; (2) any derivative action or proceeding brought on our behalf; (3) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, manager or other agents to us or our shareholders; (4) any action asserting a claim against us or any of our Trustees, officers, manager or other agents arising pursuant to Maryland law, our declaration of trust or bylaws, including any disputes, claims or controversies brought by or on behalf of a shareholder, either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any of our Trustees, officers, manager or other agents, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; and (5) any action asserting a claim against us or any of our Trustees, officers, manager or other agents that is governed by the internal affairs doctrine of the State of Maryland. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. Unless we otherwise consent in writing, the sole and exclusive forum for claims that arise under the Securities Act is the federal district courts of the United States, to the fullest extent permitted by law. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or other agents, which may discourage lawsuits against us and our Trustees, officers, manager or other agents.
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
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
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
•our leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are (or, in limited cases, have been) actively engaged (or have affiliates that are or have been so engaged) in the trade or business of managing and operating qualified healthcare properties for any person unrelated to us; and
•the rental and other terms of the leases must be arm’s length.
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
During 2020, we reduced our quarterly cash distribution rate on our common shares to $0.01 per common share to improve our liquidity, subject to applicable REIT tax requirements; however:
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
The Notes and the Guarantees are structurally subordinated to the payment of all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2030 Notes and the 2031 Notes.
We are the sole obligor on our 7.250% senior secured notes due 2030, or the 2030 Notes, and our 4.375% senior notes due 2031, or the 2031 Notes, and any notes or other debt securities we may issue in the future, or, together with the 2030 Notes and the 2031 Notes and our outstanding senior unsecured notes, the Notes. Our subsidiaries that guarantee the Notes are the sole obligor on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the 2030 Notes and/or the 2031 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of our non-guarantor subsidiaries’ creditors. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our non-guarantor subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2030 Notes and the 2031 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2025, our non-guarantor subsidiaries had total indebtedness and other liabilities of approximately $554.5 million (including guarantees of other indebtedness and trade payables but excluding liabilities to us or a subsidiary guarantor), which are structurally senior to the 2030 Notes and the 2031 Notes.
The Notes and the Guarantees, other than the 2030 Notes and related Guarantees on a senior secured basis, are unsecured and effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt.
The outstanding Notes and Guarantees, other than the 2030 Notes and related Guarantees on a senior secured basis, or the Unsecured Notes and Guarantees, are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under the 2030 Notes and our $468.5 million in aggregate principal amount of mortgage notes (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Notes that are not secured by those assets. In that event, because the Unsecured Notes and Guarantees will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such unsecured Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such unsecured Notes and accrued interest and all future debt ranking equally with such Unsecured Notes and Guarantees, we will be unable to fully satisfy our obligations under such unsecured Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such unsecured Notes. As a result, noteholders may lose a portion or the entire value of their investment in such unsecured Notes. Further, the terms of the outstanding Unsecured Notes and Guarantees permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured debt subject to compliance with certain debt ratios. The Unsecured Notes and Guarantees will be effectively subordinated to any such additional secured debt. As of February 23, 2026, our secured debt included our $468.5 million in aggregate principal amount of mortgage notes and $375.0 million in principal amount of senior secured notes.
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
We may not have the ability to raise the funds necessary to finance the repurchase of the 2030 Notes and the 2031 Notes upon a change of control event as will be required.
Upon the occurrence of a change of control, we will be required to offer to repurchase the outstanding 2030 Notes and 2031 Notes at 101% of the principal amount thereof, in each case plus accrued and unpaid interest on such Notes, if any, to, but not including, the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time of the change of control to make the required repurchase of such Notes. In addition, restrictions under future debt we may incur may not allow us to repurchase such Notes upon a change of control, which could result in such debt becoming immediately due and payable and the commitments thereunder terminated. If we could not refinance such debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the 2030 Notes and the 2031 Notes, which would constitute an event of default under the indentures and related supplements governing such Notes, which in turn would constitute a default under such debt arrangements. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indentures and related supplements governing the 2030 Notes and the 2031 Notes although these types of transactions could affect our capital structure or credit ratings and the holders of such Notes. Further, courts interpreting change of control provisions under New York law (which is the governing law of the indentures governing the 2030 Notes and the 2031 Notes) have not provided clear and consistent meanings of such change of control provisions which leads to subjective judicial interpretation of what may constitute a “Change of Control.”
Some or all of the Guarantees may be released automatically.
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon a sale, disposition or transfer, in compliance with the provisions of the indentures and related supplements governing the 2030 Notes and the 2031 Notes, of the capital stock of such subsidiary guarantor or of substantially all of the assets of such subsidiary guarantor, or if such subsidiary guarantor becomes an Excluded Subsidiary or a Foreign Subsidiary, as such terms are defined in the applicable indenture or supplemental indenture. In addition, if the 2030 Notes and the 2031 Notes have a rating equal to or higher than Baa2 and Baa3 (or the equivalent), respectively, by Moody’s Investors Service, or Moody's, or BBB and BBB- (or the equivalent), respectively, by Standard & Poor’s Rating Services, or Standard & Poor's, and at such time no default or event of default under the indenture and related supplements governing the 2030 Notes and the 2031 Notes has occurred and is continuing, the Guarantees and all other obligations of the subsidiary guarantors under the indenture will automatically terminate and be released. Accordingly, the 2030 Notes and the 2031 Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed the 2030 Notes and the 2031 Notes on the date they were initially issued.
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
Item 2.  Properties.
At December 31, 2025, our portfolio was comprised of 298 owned properties. The gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, or gross book value of real estate assets, of these properties totaled $6.3 billion at December 31, 2025. As of December 31, 2025, 14 properties with a gross book value of real estate assets of $326.6 million were encumbered by our undrawn secured revolving credit facility. As of December 31, 2025, 36 properties with a gross book value of real estate assets of $402.8 million were encumbered by our senior secured notes due 2030 with a principal balance of $375.0 million. As of December 31, 2025, 36 properties with a gross book value of real estate assets of $657.3 million were encumbered by six mortgages with an aggregate principal balance of $468.5 million. As of December 31, 2025, two properties with a gross book value of real estate assets of $20.1 million were subject to finance lease obligations with an aggregate principal balance of $0.6 million. The 11 properties owned by our unconsolidated joint ventures in which we own 10% and 20% interests were encumbered by three mortgages totaling $1.5 billion as of December 31, 2025. For more information regarding our finance leases, mortgages, senior secured notes and two unconsolidated joint ventures, see Notes 3 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The following table summarizes certain information about our owned properties as of December 31, 2025. All dollar amounts are in thousands:

	SHOP			Medical Office and Life Science Portfolio			All Other			Consolidated
State	Number of Properties	Gross Book Value of Real Estate Assets (1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets(1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets (1)	Net Book Value	Number of Properties	Gross Book Value of Real Estate Assets (1)	Net Book Value
AL	8	$106,603	$68,303	—	$—	$—	—	$—	$—	8	$106,603	$68,303
AR	3	47,812	26,034	—	—	—	—	—	—	3	47,812	26,034
AZ	6	182,607	108,651	—	—	—	—	—	—	6	182,607	108,651
CA	9	216,708	125,116	6	233,938	161,676	1	7,279	3,467	16	457,925	290,259
CO	8	118,663	67,122	2	20,780	11,417	1	14,385	9,106	11	153,828	87,645
DC	—	—	—	1	30,287	22,605	—	—	—	1	30,287	22,605
DE	2	61,663	33,963	—	—	—	—	—	—	2	61,663	33,963
FL	19	690,475	413,840	7	48,082	32,129	1	20,691	18,986	27	759,248	464,955
GA	10	230,016	147,197	6	96,476	62,353	2	65,306	48,961	18	391,798	258,511
HI	—	—	—	1	80,845	53,641	—	—	—	1	80,845	53,641
ID	—	—	—	—	—	—	2	23,721	15,188	2	23,721	15,188
IL	11	191,932	104,877	2	38,341	21,654	1	20,641	12,136	14	250,914	138,667
IN	9	171,630	107,404	1	22,584	12,066	1	66,443	44,030	11	260,657	163,500
KS	2	41,592	28,177	1	18,609	8,935	1	27,204	9,952	4	87,405	47,064
KY	9	123,592	63,576	—	—	—	—	—	—	9	123,592	63,576
MA	1	38,191	21,178	3	127,233	89,669	—	—	—	4	165,424	110,847
MD	11	275,771	171,593	—	—	—	1	20,964	13,780	12	296,735	185,373
MN	1	17,149	10,127	5	72,900	44,870	—	—	—	6	90,049	54,997
MO	5	74,512	43,759	1	26,533	17,791	—	—	—	6	101,045	61,550
NC	16	248,974	169,685	1	38,228	24,315	—	—	—	17	287,202	194,000
NE	1	8,624	4,848	—	—	—	1	26,702	17,138	2	35,326	21,986
NJ	3	130,217	82,481	—	—	—	—	—	—	3	130,217	82,481
NM	1	36,913	20,335	2	39,988	25,999	3	33,303	19,163	6	110,204	65,497
NV	2	87,266	54,697	—	—	—	—	—	—	2	87,266	54,697
NY	1	116,603	78,891	1	54,127	30,609	—	—	—	2	170,730	109,500
OH	1	51,435	27,755	1	18,601	10,929	1	4,428	1,419	3	74,464	40,103
OR	1	53,482	42,973	—	—	—	—	—	—	1	53,482	42,973
PA	7	96,883	54,262	3	42,112	25,388	—	—	—	10	138,995	79,650
SC	9	104,202	66,913	—	—	—	—	—	—	9	104,202	66,913
TN	12	160,156	113,278	1	9,806	5,951	—	—	—	13	169,962	119,229
TX	13	404,818	242,484	8	189,647	117,928	1	20,502	12,723	22	614,967	373,135
VA	11	152,878	89,735	5	105,254	62,706	—	—	—	16	258,132	152,441
WA	—	—	—	—	—	—	2	18,275	9,641	2	18,275	9,641
WI	7	122,864	79,018	9	175,020	112,307	—	—	—	16	297,884	191,325
Total	199	4,364,231	2,668,272	67	1,489,391	954,938	19	369,844	235,690	285	6,223,466	3,858,900
Held for Sale	13	52,496	22,048	—	—	—	—	—	—	13	52,496	22,048
Grand Total	212	$4,416,727	$2,690,320	67	$1,489,391	$954,938	19	$369,844	$235,690	298	$6,275,962	$3,880,948
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
As of February 20, 2026, there were 1,174 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2025:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2025	693	$4.42	—	$—
December 1 - December 31, 2025	16,152	$4.90	—	—
Total / Weighted Average	16,845	$4.88	—	$—
(1) These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former employees of RMR and AlerisLife in connection with the vesting of prior awards of our common shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
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
OVERVIEW
We are a REIT organized under Maryland law that primarily owns senior living communities, medical office and life science properties and other healthcare related properties throughout the United States. As of December 31, 2025, we owned 298 properties located in 33 states and Washington, D.C., including 13 properties classified as held for sale.
As of December 31, 2025, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 14.2 years.

Beginning in September 2025, we transitioned the management of 116 of our senior living communities previously managed by Five Star to seven different third party managers in connection with AlerisLife's sale of all of its assets and the wind-down of its business. As of December 31, 2025, we completed the transition of all of the Five Star managed senior living communities to these managers. As of December 31, 2025, our 212 senior living communities were managed by 14 new and existing third party managers. As we transitioned these communities from Five Star, we experienced temporary disruption, including reduction in our cash flows.
We are encouraged by positive trends, including increases in rates, margins and occupancy in our SHOP segment. Additionally, we expect that favorable supply and demand dynamics in the senior living industry will enable our managers to continue to grow occupancy and drive positive performance. While certain costs, primarily labor, insurance and food costs, have increased, we expect these cost increases to moderate, which will provide our managers the opportunity to increase rates in excess of increases in costs, resulting in improving returns to us.
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
PORTFOLIO OVERVIEW
The following tables present an overview of our portfolio (dollars in thousands, except investment per unit or square foot data):

As of December 31, 2025	Number of Properties	Number of Units or Square Feet		Gross Book Value of Real Estate Assets (1)	% of Total Gross Book Value of Real Estate Assets	Investment per Unit or Square Foot (2)	2025 Revenues	% of 2025 Revenues	2025 NOI (3)	% of 2025 NOI
SHOP	212	23,217	units	$4,416,727	70.4%	$190,237	$1,312,655	85.4%	$139,256	50.0%
Medical Office and Life Science Portfolio	67	5,558,089	sq. ft.	1,489,391	23.7%	$268	193,809	12.6%	108,130	38.8%
Triple net leased senior living communities	9	1,328	units	161,734	2.6%	$121,788	15,773	1.0%	15,769	5.7%
Wellness centers	10	812,246	sq. ft.	208,110	3.3%	$256	15,616	1.0%	15,358	5.5%
Total	298			$6,275,962	100.0%		$1,537,853	100.0%	$278,513	100.0%

	Occupancy
	As of and for the Year Ended December 31,
	2025	2024
SHOP	81.0%	79.3%
Medical Office and Life Science Portfolio (4)	91.2%	82.2%
Triple net leased senior living communities	100.0%	100.0%
Wellness centers	100.0%	100.0%

(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)Represents gross book value of real estate assets divided by number of living units or rentable square feet, as applicable, at December 31, 2025.
(3)We calculate our NOI on a consolidated basis and by reportable segment. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures”.
(4)Medical office and life science property occupancy data is as of December 31, 2025 and 2024 and includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
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
Senior Housing Operating Portfolio
Our managed senior living communities are operated by third parties pursuant to management agreements and we lease nearly all of our senior living communities, including those managed by third party managers, to our TRSs.
Beginning in September 2025, we transitioned the management of 116 of our senior living communities previously managed by Five Star to seven different third party managers in connection with AlerisLife's sale of all of its assets and the wind-down of its business. As of December 31, 2025, we completed the transition of all of the Five Star managed senior living communities to these managers.
Five Star previously managed a large portion of our senior living communities for our account pursuant to an amended and restated master management agreement, or the Master Management Agreement, which was scheduled to expire in 2036 and terminated in December 2025 in connection with AlerisLife's sale of all of its assets and the wind-down of its business. Pursuant to the Master Management Agreement, Five Star received a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities.
Our third party managers manage all 212 of our senior living communities as of December 31, 2025. In March 2024, we terminated our management agreement with one of our third party managers, Cedarhurst Senior Living, which manages certain of our communities located in Wisconsin and Illinois and transitioned these communities to another third party manager, Charter Senior Living, with which we have an existing relationship.
As a result of the transition of 116 of our senior living communities managed by Five Star to different third party managers, we incurred transition costs, including certain termination fees and other costs associated with the re-branding and marketing of these communities. For the year ended December 31, 2025, we recorded $10.4 million of these costs to acquisition and certain other transaction related costs in our consolidated statements of comprehensive income (loss).
The terms of the management agreements with our third party managers are generally as follows: the managers will receive a management fee equal to 5% to 6% of the gross revenues realized at the applicable senior living communities. Certain of our management agreements also provide that the manager will receive a reimbursement for direct costs and expenses related to such communities. Additionally, the managers have the ability to earn incentive fees equal to 15% to 30% of the amount by which EBITDA of the applicable communities exceeds the target EBITDA for the applicable communities. The managers can also earn a construction supervision fee ranging between 3% and 5% of construction costs.
The initial terms of the management agreements are generally five to ten years, subject to automatic extensions of successive terms of two years each unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements also generally provide us with the right to terminate the management agreements for communities that do not earn 70% to 85% of the target EBITDA for such communities, after an agreed upon stabilized period.

The following table presents a summary of our managers as of December 31, 2025:

Manager	Location	Number of Communities	Number of Units
Discovery Senior Living	Various (7 States)	44	5,095
Sinceri Senior Living	Various (11 States)	38	7,261
Charter Senior Living	FL/IL/MD/TN/VA/WI	30	1,759
Phoenix Senior Living	AL/AR/KY/MO/NC/SC	26	1,822
Tutera Senior Living	IL/IN/KS/TN	18	1,967
Oaks-Caravita Senior Care (1)	GA/SC	16	890
Stellar Senior Living	AZ/CO/NM/TX	14	2,015
Northstar Senior Living	AZ/CA	7	418
Navion Senior Solutions	SC	5	238
WellQuest Living	CA/NV	5	798
Oaks Senior Living	GA	3	264
IntegraCare Senior Living	PA	2	146
Ciel Senior Living	NY	1	306
Omega Senior Living	NE	1	69
RMR	TX	1	169
Total (2)		211	23,217
(1)Includes 13 communities with 669 units classified as held for sale as of December 31, 2025.
(2)Excludes one closed senior living community.
For further information regarding the terms of the management agreements with our managers and of the terminated Master Management Agreement and our other prior business arrangements with Five Star, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and for more information about our dealings and relationships with Five Star generally, see “Related Person Transactions” below and Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Medical Office and Life Science Portfolio
As of December 31, 2025, we owned 67 medical office and life science properties located in 20 states and Washington, D.C. These properties have a total of 5.6 million square feet.
During the year ended December 31, 2025, we entered into new and renewal leases in our Medical Office and Life Science Portfolio segment as summarized in the following table (dollars and square feet in thousands, except per square foot amounts):

	Year Ended December 31, 2025
	New Leases	Renewals	Total
Square feet leased during the period	158	260	418
Weighted average rental rate change (by rentable square feet)	20.0%	8.5%	12.4%
Weighted average lease term (years)	10.6	6.9	8.2
Total leasing costs and concession commitments (1)	$12,201	$6,176	$18,377
Total leasing costs and concession commitments per square foot (1)	$76.99	$23.79	$43.96
Total leasing costs and concession commitments per square foot per year (1)	$7.27	$3.45	$5.33
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

As of December 31, 2025, lease expirations in our Medical Office and Life Science Portfolio segment were as follows (dollars in thousands):

Year	Number of Tenants	Square Feet Leased	Percent of Total	Cumulative Percent of Total	Annualized Rental Income (1)	Percent of Total	Cumulative Percent of Total
2026	41	506,485	10.0%	10.0%	$16,336	10.1%	10.1%
2027	45	565,428	11.2%	21.2%	14,616	9.0%	19.1%
2028	43	1,057,034	20.9%	42.1%	31,973	19.7%	38.8%
2029	42	464,028	9.2%	51.3%	14,919	9.2%	48.0%
2030	32	338,925	6.7%	58.0%	8,357	5.1%	53.1%
2031	21	821,580	16.2%	74.2%	22,896	14.1%	67.2%
2032	16	271,967	5.4%	79.6%	11,637	7.2%	74.4%
2033	15	299,163	5.9%	85.5%	13,380	8.2%	82.6%
2034	12	212,364	4.2%	89.7%	11,195	6.9%	89.5%
2035 and thereafter	23	530,573	10.3%	100.0%	17,007	10.5%	100.0%
Total	290	5,067,547	100.0%		$162,316	100.0%

Weighted average remaining lease term (in years)		4.7			5.0

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2025, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.

The following table presents information concerning our Medical Office and Life Science Portfolio tenants that represent 1% or more of total Medical Office and Life Science Portfolio annualized rental income as of December 31, 2025 (dollars in thousands):

Tenant	Square Feet Leased	Percent of Total Square Feet Leased	Annualized Rental Income (1)	Percent of Total Annualized Rental Income (1)	Lease Expiration
Advocate Aurora Health	631,529	12.5%	$16,939	10.4%	2031
Alamar Biosciences, Inc.	88,508	1.7%	6,827	4.2%	2034
KSQ Therapeutics, Inc.	54,633	1.1%	5,559	3.4%	2032
Sonova Holding AG	116,444	2.3%	5,405	3.3%	2033
Boston Children's Hospital	99,063	2.0%	4,377	2.7%	2028
Abbvie Inc.	197,976	3.9%	3,916	2.4%	2027
Tokio Marine Holdings Inc.	79,968	1.6%	3,908	2.4%	2026 - 2033
McKesson Corporation	477,772	9.4%	3,823	2.4%	2028 - 2030
United Healthcare Services, Inc.	149,719	3.0%	3,741	2.3%	2026
Revvity, Inc.	105,462	2.1%	3,681	2.3%	2028
Hawaii Pacific Health	85,956	1.7%	3,592	2.2%	2029 - 2036
Medtronic, Inc.	94,522	1.9%	3,387	2.1%	2028
New York University	109,983	2.2%	3,335	2.1%	2026 - 2031
HCA Holdings Inc.	66,296	1.3%	3,319	2.0%	2026 - 2031
Ultragenyx Pharmaceutical Inc.	63,048	1.2%	3,139	1.9%	2026
Sentara Health	139,212	2.7%	3,008	1.9%	2027 - 2032
Orthofix Medical Inc.	81,712	1.6%	2,814	1.7%	2037
The University of Kansas Health System	104,815	2.1%	2,447	1.5%	2027 - 2028
Cytek BioSciences, Inc.	99,378	2.0%	2,290	1.4%	2029
Think Surgical, Inc.	75,920	1.5%	2,161	1.3%	2026
Covenant Health System	55,807	1.1%	2,022	1.2%	2034
North American Science Associates, LLC	82,854	1.6%	1,846	1.2%	2029
Surgical Care Affiliates, LLC	38,208	0.8%	1,835	1.2%	2033
The Boeing Company	90,349	1.6%	1,818	1.1%	2028
All Other Tenants	1,878,413	37.1%	67,127	41.4%	2026 - 2045
Totals	5,067,547	100.0%	$162,316	100.0%

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2025, including straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our medical office and life science properties.

All Other
As of December 31, 2025, lease expirations at our triple net leased wellness centers and senior living communities leased to third party operators were as follows (dollars in thousands):

Year	Number of Properties	Number of Units or Square Feet	Annualized Rental Income (1)	Percent of Total	Cumulative Percent of Total
2026	—	—	$—	—%	—%
2027	4	533 units	4,799	15.8%	15.8%
2028	—	—	—	—%	15.8%
2029	1	155 units	547	1.8%	17.6%
2030	5	277 units and 129,600 sq. ft.	5,046	16.7%	34.3%
2031	—	—	—	—%	34.3%
2032	—	—	—	—%	34.3%
2033	1	215 units	5,234	17.3%	51.6%
2034	—	—	—	—%	51.6%
2035 and thereafter	8	148 units and 682,646 sq. ft.	14,658	48.4%	100.0%
Total	19		$30,284	100.0%

Weighted average remaining lease term (in years)		8.6	9.7

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2025. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.
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
In the medical office sector, the industry has been trending toward a greater proportion of outpatient care resulting in an increasing number of multi-practice medical office buildings, anchor leased by hospital systems, and a decline in free-standing medical practices, a potential benefit to our Medical Office and Life Science Portfolio. The pandemic further accelerated this trend because of stronger consumer preference for off-campus care in more convenient locations. Costs within the industry continue to be in focus with health system operating margins being under pressure in recent years, which is, while moderating, a theme that may continue in 2026.
In the life science sector, particularly with properties that provide laboratory or medical manufacturing space, over the years there has been significant capital invested across the bio-medical research space, driving a large increase in demand for laboratory and research space. Venture capital funding significantly declined in 2023, 2024 and 2025. Funding in the past three years has been increasingly concentrated on companies located in the top three markets of Boston, San Francisco and San Diego with more stringent requirements.
New construction of life science properties hit record levels in 2024 across major markets, and the construction pipeline, while decreasing, remains elevated into 2025. This has been met by softening demand from tenants and resulted in rising vacancy rates across the major life science markets.

We believe that the primary market for senior living services is individuals age 80 and older. According to U.S. Census data, the age 75+ demographic is projected to be among the fastest growing age cohorts in the United States with an average annual growth of 4% between 2025 and 2035. The U.S. Census Bureau projects that the age 75+ demographic as a percentage of the total U.S. population will increase from an estimated 8.1% in 2025 to 11.1% in 2035. Also, as a result of medical advances, seniors are living longer, and CMS reports that healthcare spending is projected to grow at an average rate of 5.8% per year, and as a result, in health spending as a percentage of GDP is projected to exceed 20% by 2033. Due to these demographic trends, we expect the demand for senior living services and housing to increase for the foreseeable future. Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our potential residents' family members, changes in demand and market practices, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford the resident fees at our senior living communities.
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
We believe there is a favorable mix of increased demand and limited supply for senior living communities which we expect will benefit us and our existing portfolio of senior living communities in the future. As a result of elevated financing and construction costs over recent years, inventory growth for senior living communities has been historically low. According to NIC, annual inventory growth was 0.5% across primary and secondary markets during the fourth quarter of 2025. Additionally, annual absorption was 2.8% for the fourth quarter of 2025, according to NIC. We expect improving market fundamentals and constrained supply to continue to result in increased occupancy at our senior living communities over the next 12 to 24 months.
The senior living industry is subject to extensive and frequently changing federal, state and local laws and regulations. For further information regarding these laws and regulations, and possible legislative and regulatory changes, see "Business—Government Regulation and Reimbursement" in Part I, Item 1 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)
The following table summarizes the results of operations of each of our segments for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Revenues:
SHOP	$1,312,655	$1,244,389
Medical Office and Life Science Portfolio	193,809	213,320
All Other	31,389	37,718
Total revenues	$1,537,853	$1,495,427
Net loss:
SHOP	$(110,000)	$(89,807)
Medical Office and Life Science Portfolio	(48,633)	(66,668)
All Other	(127,253)	(213,780)
Net loss	$(285,886)	$(370,255)
The following sections analyze and discuss the results of operations of each of our segments for the periods presented.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 (dollars and square feet in thousands, except average monthly rate):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the year ended December 31, 2025 to the year ended December 31, 2024. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.” For a comparison of consolidated results for the year ended December 31, 2024 compared to the year ended December 31, 2023, see Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
NOI by segment:
SHOP	$139,256	$106,060	$33,196	31.3%
Medical Office and Life Science Portfolio	108,130	115,683	(7,553)	(6.5)%
All Other	31,127	37,142	(6,015)	(16.2)%
Total NOI	278,513	258,885	19,628	7.6%

Depreciation and amortization	261,923	284,957	(23,034)	(8.1)%
General and administrative	45,502	26,518	18,984	71.6%
Acquisition and certain other transaction related costs	10,356	2,510	7,846	nm
Impairment of assets	165,702	70,734	94,968	134.3%
Gain (loss) on sale of properties	117,730	(18,938)	136,668	nm
Gain on insurance recoveries	7,522	—	7,522	100.0%
Interest and other income	5,839	8,950	(3,111)	(34.8)%
Interest expense	(204,498)	(235,239)	30,741	(13.1)%
Loss on modification or early extinguishment of debt	(42,526)	(324)	(42,202)	nm
Loss before income taxes and equity in net earnings of investees	(320,903)	(371,385)	50,482	(13.6)%
Income tax expense	(1,743)	(467)	(1,276)	nm
Equity in net earnings of investees	36,760	1,597	35,163	nm
Net loss	$(285,886)	$(370,255)	$84,369	(22.8)%
nm – not meaningful

SHOP:

	Comparable Properties (1)		All Properties
	As of and For the Year Ended December 31,		As of and For the Year Ended December 31,
	2025	2024	2025	2024
Total properties	184	184	212	232
Number of units	21,201	21,201	23,217	24,978
Occupancy	81.9%	80.9%	81.0%	79.3%
Average monthly rate (2)	$5,404	$5,137	$5,455	$5,193

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2025	2024	$ Change	% Change	2025	2024	2025	2024	$ Change	% Change
Residents fees and services	$1,141,276	$1,073,753	$67,523	6.3%	$171,379	$170,636	$1,312,655	$1,244,389	$68,266	5.5%
Property operating expenses	(994,135)	(949,223)	$44,912	4.7%	(179,264)	(189,106)	(1,173,399)	(1,138,329)	$35,070	3.1%
NOI	$147,141	$124,530	$22,611	18.2%	$(7,885)	$(18,470)	$139,256	$106,060	$33,196	31.3%
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
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities as shown in the table above. The increase at our comparable properties was driven by ongoing pricing strategies and sustained demand in the markets of our communities. Based on these observed trends, we expect both occupancy and average monthly rates to remain favorable during 2026, although such expectations are subject to market and operating conditions. The activity for our non-comparable properties reflects the 13 communities classified as held for sale as of December 31, 2025, 10 communities transitioned to an existing third party manager during 2024, four communities that are not stabilized for both periods presented and one closed community.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of community level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, management fees as a result of higher revenues, utilities, real estate taxes, marketing and other direct costs. These increases were partially offset by decreased insurance costs due to a reduction in premiums. The activity for our non-comparable properties reflects the 13 communities classified as held for sale as of December 31, 2025, 10 communities transitioned to an existing third party manager during 2024, four communities that are not stabilized for both periods presented and one closed community.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Medical Office and Life Science Portfolio:

	Comparable Properties (1)		All Properties
	As of December 31,		As of December 31,
	2025	2024	2025	2024
Total properties	63	63	67	98
Total square feet	5,224	5,224	5,558	7,953
Occupancy	95.7%	95.6%	91.2%	82.2%

	Year Ended December 31,
	Comparable (1)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2025	2024	$ Change	% Change	2025	2024	2025	2024	$ Change	% Change
Rental income	$159,257	$157,598	$1,659	1.1%	$34,552	$55,722	$193,809	$213,320	$(19,511)	(9.1)%
Property operating expenses	(63,095)	(62,792)	303	0.5%	(22,584)	(34,845)	(85,679)	(97,637)	(11,958)	(12.2)%
NOI	$96,162	$94,806	$1,356	1.4%	$11,968	$20,877	$108,130	$115,683	$(7,553)	(6.5)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2024; excludes properties classified as held for sale or out of service undergoing redevelopment, if any, planned dispositions and properties owned by unconsolidated joint ventures of which we own an equity interest. Properties are included in same property once stabilized for the full period in both comparison periods presented.
Rental income. Rental income increased at our comparable properties primarily due to increases from our net leasing activity and a $600 termination fee paid by a former tenant at one of our properties during the year ended December 31, 2025. This space was subsequently re-leased to another tenant in April 2025. These increases were partially offset by a $1,380 reserve of rental income for a tenant that is in default and no longer paying rent. We have re-leased a portion of this space to another tenant with a 2026 lease commencement date. Rental income decreased at our non-comparable properties primarily due to dispositions since January 1, 2024 and a vacancy at one of our properties undergoing redevelopment.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses at our comparable properties was primarily due to increases in utility expenses, HVAC expenses and snow removal costs, partially offset by a decrease in insurance costs, real estate taxes due to lower assessed values as a result of successful tax appeals at certain of our properties, as well as other direct costs. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since January 1, 2024.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
All Other (1):

	Comparable Properties (2)				All Properties
	As of and For the Year Ended December 31,				As of and For the Year Ended December 31,
	2025		2024		2025		2024
Total properties:
Triple net leased senior living communities	8		8		9		27
Wellness centers	10		10		10		10
Rent coverage:
Other triple net leased senior living communities (3)	1.73	x	1.95	x	1.73	x	1.85	x
Wellness centers (3)	2.96	x	2.11	x	2.96	x	2.56	x

	Year Ended December 31,
	Comparable (2)				Non-Comparable
	Properties Results				Properties Results		Consolidated Properties Results
	2025	2024	$ Change	% Change	2025	2024	2025	2024	$ Change	% Change
Rental income	$29,652	$27,304	$2,348	8.6%	$1,737	$10,414	$31,389	$37,718	$(6,329)	(16.8)%
Property operating expenses	(259)	(529)	(270)	(51.0)%	(3)	(47)	(262)	(576)	(314)	(54.5)%
NOI	$29,393	$26,775	$2,618	9.8%	$1,734	$10,367	$31,127	$37,142	$(6,015)	(16.2)%
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

Rental income. Rental income increased at our comparable properties primarily due to new leases for one of our wellness center tenants. The activity for our non-comparable properties primarily reflects the 18 triple net leased senior living communities that we sold in February 2025 as well as one senior living community that transitioned to a triple net lease in December 2025.
Property operating expenses. Property operating expenses consist of real estate taxes, insurance and other expenses that are not paid directly by our tenants. The decrease in property operating expenses for our comparable properties primarily reflects real estate taxes and other expenses paid directly by our tenants during the year ended December 31, 2025, which were previously paid by us during prior periods.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
Consolidated:
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2025, compared to the year ended December 31, 2024.
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to dispositions since January 1, 2024 and certain depreciable assets becoming fully depreciated, partially offset by the purchase of capital improvements at certain of our properties.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to an incentive management fee of $17,905 payable to RMR under our business management agreement.
Acquisition and certain other transaction related costs. For the year ended December 31, 2025, we incurred transition costs as a result of our transition of 116 communities to both new and existing third party managers. For the year ended December 31, 2024, acquisition and certain other transaction related costs primarily represent termination and other fees as a result of our transition of 13 communities to an existing third party manager.
Impairment of assets. For information about our asset impairment charges, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gain (loss) on sale of properties. For information regarding (loss) gain on sale of properties, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gain on insurance recoveries. During the year ended December 31, 2025, we recognized a gain on insurance recoveries related to cash received from our insurance provider in excess of our losses for a claim that was finalized. For further information regarding this gain on insurance recoveries, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Interest and other income. The decrease in interest and other income is primarily due to lower average invested cash balances and interest rates during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Interest expense. Interest expense decreased primarily due to the redemption during 2025 of an aggregate $380,000 of our remaining 9.75% senior unsecured notes due 2025. Additionally, there was a decrease in discount accretion for our senior secured notes due 2026 due to the full redemption of the remaining balance of these notes during 2025. During the years ended December 31, 2025 and 2024, we recognized discount accretion of $63,241 and $86,778, respectively, for our senior secured notes due 2026. These decreases were partially offset by four mortgage financings totaling $343,157 during 2025, the execution of a $120,000 mortgage loan in May 2024 at a fixed interest rate of 6.864% per annum and the issuance of $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in September 2025.

Loss on modification or early extinguishment of debt. During the year ended December 31, 2025, we recorded a loss on early extinguishment of debt in connection with the redemption of all $940,534 of our senior secured notes due 2026 and $380,000 of our remaining 9.75% senior unsecured notes due 2025. During the year ended December 31, 2024, we recorded a loss on early extinguishment of debt in connection with the partial redemption of an aggregate $120,000 of our outstanding 9.75% senior unsecured notes due 2025. For further information regarding our loss on modification or early extinguishment of debt, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net earnings of investees. Equity in net earnings of investees is the change in the fair value of our investments in our joint ventures and also represents our proportionate share of the earnings of our equity method investment in AlerisLife. As a result of the wind-down of AlerisLife's business, during the year ended December 31, 2025, we recognized additional earnings from our investment based on disposition activities by AlerisLife resulting in a cash dividend of $27,200 received in January 2026. For further information regarding our investments in our joint ventures and AlerisLife, see Notes 2, 3 and 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of applicable SEC rules, including FFO, Normalized FFO and NOI for the years ended December 31, 2025 and 2024. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of properties, equity in net earnings or losses of investees, loss on impairment of real estate assets, gains or losses on equity securities, net, if any, and including adjustments to reflect our proportionate share of FFO of our equity method investees, plus real estate depreciation and amortization of consolidated properties, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below including similar adjustments for our unconsolidated joint ventures and incentive management fees, if any. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
Our calculations of FFO and Normalized FFO for the years ended December 31, 2025 and 2024 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	For the Year Ended December 31,
	2025	2024
Net loss	$(285,886)	$(370,255)
Depreciation and amortization	261,923	284,957
(Gain) loss on sale of properties	(117,730)	18,938
Impairment of assets	165,702	70,734
Equity in net earnings of investees	(36,760)	(1,597)
Share of FFO from unconsolidated joint ventures	9,649	9,006
Adjustments to reflect our share of FFO attributable to an equity method investment	5,699	13,807
FFO	2,597	25,590

Incentive management fees (1)	17,905	—
Acquisition and certain other transaction related costs	10,356	2,510
Gain on insurance recoveries	(7,522)	—
Loss on modification or early extinguishment of debt	42,526	324
Adjustments to reflect our share of Normalized FFO attributable to an equity method investment	(1,441)	(8,755)
Normalized FFO	$64,421	$19,669

Weighted average common shares outstanding (basic and diluted)	240,286	239,535

Per common share data (basic and diluted):
Net loss	$(1.19)	$(1.55)
FFO	$0.01	$0.11
Normalized FFO	$0.27	$0.08
Distributions declared	$0.04	$0.04
(1)Incentive management fees are estimated and accrued during the applicable measurement period. Actual incentive management fees are calculated based on common share total return, as defined in our business management agreement, for the three year period ending December 31 of the applicable calendar year, and are included in general and administrative expenses in our consolidated statements of comprehensive income (loss). In January 2026, we paid an incentive management fee of $17,905 to RMR for the year ended December 31, 2025.
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

The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of net loss to NOI for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
	2025	2024
Reconciliation of Net Loss to NOI:
Net loss	$(285,886)	$(370,255)

Equity in net earnings of investees	(36,760)	(1,597)
Income tax expense	1,743	467
Loss before income taxes and equity in net earnings of investees	(320,903)	(371,385)
Loss on modification or early extinguishment of debt	42,526	324
Interest expense	204,498	235,239
Interest and other income	(5,839)	(8,950)
(Gain) loss on sale of properties	(117,730)	18,938
Impairment of assets	165,702	70,734
Acquisition and certain other transaction related costs	10,356	2,510
General and administrative	45,502	26,518
Depreciation and amortization	261,923	284,957
Total NOI	$278,513	$258,885

SHOP NOI	$139,256	$106,060
Medical Office and Life Science Portfolio NOI	108,130	115,683
All Other NOI	31,127	37,142
Total NOI	$278,513	$258,885
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)
Our principal sources of cash to meet operating and capital expenses, pay our debt service obligations and make distributions to our shareholders are the operating cash flows we generate as residents fees and services revenues from our managed communities, rental income from our leased properties and proceeds from the disposition of certain properties. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations and make distributions to our shareholders for at least the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:
•our ability to maintain or increase the occupancy of, and the rates at, our properties;
•our ability to receive rents from our tenants;
•our and our managers' abilities to control operating expenses and capital expenses at our properties, including increased operating expenses that we may incur in response to wage and commodity price inflation, limited labor availability and increased insurance costs; and
•our managers' abilities to maintain or increase our returns from our managed senior living communities.

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our Consolidated Statements of Cash Flows included in Part IV, Item 15 of this Annual Report on Form 10-K:

	Year Ended December 31,
	2025	2024
Cash and cash equivalents and restricted cash at beginning of period	$149,854	$246,961
Net cash provided by (used in):
Operating activities	(19,618)	112,223
Investing activities	483,572	(187,019)
Financing activities	(492,009)	(22,311)
Cash and cash equivalents and restricted cash at end of period	$121,799	$149,854
Our Operating Liquidity and Resources
We receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly, we generally receive minimum rents from tenants at our senior living communities, medical office and life science properties and triple net leased wellness centers monthly and we receive percentage rents from tenants at certain of our triple net senior living communities monthly, quarterly or annually.
The change in cash (used in) provided by operating activities for the year ended December 31, 2025 compared to 2024 was primarily due to the accreted interest of $152,869 paid during 2025 as a result of the redemption in full of our outstanding senior secured notes due 2026.
We incurred a $17,905 incentive management fee pursuant to our business management agreement for the year ended December 31, 2025. We paid this incentive management fee to RMR in January 2026.
Our Investing Liquidity and Resources
The change in cash provided by (used in) investing activities for the year ended December 31, 2025 compared to 2024 was primarily due to an increase in proceeds from the sale of properties, a $28,000 cash distribution paid to us by the Seaport JV, aggregate cash dividends of $20,400 paid to us by AlerisLife, a reduction in real estate improvements and our purchase on February 16, 2024 of approximately 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the tender offer price of $1.31 per share for a total purchase price, including transaction related costs, of $15,459. These changes were partially offset by $8,500 of contributions made to the Seaport JV in 2025.

The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented:

	Year Ended December 31,
	2025	2024
SHOP fixed assets and capital improvements	$96,940	$93,043
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	26,706	21,289
Building improvements (2)	7,802	6,002
Recurring capital expenditures - Medical Office and Life Science Portfolio	34,508	27,291
Wellness centers lease related costs (1)	—	20,618
Total recurring capital expenditures	$131,448	$140,952

Development, redevelopment and other activities - SHOP (3)	$14,194	$46,558
Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	308	3,012
Total development, redevelopment and other activities	$14,502	$49,570

Capital expenditures by segment:
SHOP	$111,134	$139,601
Medical Office and Life Science Portfolio	34,816	30,303
All Other - wellness centers	—	20,618
Total capital expenditures	$145,950	$190,522
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
As of December 31, 2025, we had estimated unspent leasing related obligations at our medical office and life science properties of approximately $10,241, of which we expect to spend approximately $8,734 during the next 12 months. We expect to fund these obligations using operating cash flows and cash on hand.
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
During the year ended December 31, 2025, we sold 69 properties for an aggregate sales price of $604,874, excluding closing costs. The net proceeds from 35 of these properties sold, which had a sales price of $402,234, excluding closing costs, were used to partially redeem our then outstanding senior secured notes due 2026. As of February 20, 2026, we had 13 properties under agreement to sell for an aggregate sales price of $23,000, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties and we may incur losses on any such sales as a result. For further information regarding our dispositions, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On February 14, 2025, AlerisLife paid an aggregate cash dividend of $50,000 to its stockholders. Our pro rata share of this cash dividend was $17,000.
On July 15, 2025, AlerisLife paid an aggregate cash dividend of $10,000 to its stockholders. Our pro rata share of this cash dividend was $3,400.
On January 9, 2026, in connection with the wind-down of its business, AlerisLife paid an aggregate cash dividend of $80,000 to its stockholders. Our pro rata share of this cash dividend was $27,200.
On August 21, 2025, the Seaport JV paid an aggregate cash distribution of $280,000 to its investors in connection with the $1,000,000 refinancing of its prior mortgage loan in August 2025. Our pro rata share of this cash distribution was $28,000.
In January 2026, we provided notice to exercise our purchase option for the two properties securing our finance leases for $14,500, with closing expected in April 2026.
Our Financing Liquidity and Resources
The increase in cash used in financing activities for the year ended December 31, 2025 compared to 2024 was primarily due to the redemption of our outstanding senior secured notes due 2026 and redemption of our outstanding senior secured notes due 2025, partially offset by our issuance of $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in a private placement, raising net proceeds of $364,726, after deducting discounts and commissions to the initial purchasers and other fees and expenses. Additionally, we executed four mortgage financings for aggregate proceeds, excluding closing costs, of $343,157 in 2025.
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
Interest payable on borrowings under our revolving credit facility is based on an annual rate of secured overnight financing rate, or SOFR, plus a premium of 2.50% to 3.00%, depending on our net leverage ratio, as defined in our credit agreement, which was 2.50% as of December 31, 2025. We also pay an unused commitment fee of 25 to 35 basis points per annum based on amounts outstanding under our revolving credit facility. As of December 31, 2025, the annual interest rate payable on borrowings under our revolving credit facility was 6.47%. As of December 31, 2025 and February 23, 2026, we had no borrowings under our revolving credit facility and $150,000 available for borrowings.
As of December 31, 2025, we had $105,407 of cash and cash equivalents. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
During the year ended December 31, 2025, we paid quarterly cash distributions to our shareholders totaling approximately $9,661 using cash on hand. For further information regarding the distributions we paid during 2025, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On January 15, 2026, we declared a quarterly distribution to common shareholders of record on January 26, 2026 of $0.01 per share, or approximately $2,421 in aggregate. We paid this distribution on February 19, 2026, using cash on hand.
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
In May 2024, we executed a $120,000 fixed rate, interest only mortgage loan secured by eight medical office and life science properties. This mortgage loan matures in June 2034 and requires that interest be paid at an annual rate of 6.864%. The net proceeds from this mortgage loan were approximately $117,100 after deducting estimated closing costs, and in June 2024 we used $60,000 of the net proceeds to partially redeem our then outstanding $500,000 9.75% senior notes due 2025.
In November 2024, we redeemed $60,000 of our outstanding 9.75% senior unsecured notes due 2025 using cash on hand.
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
In September 2025, we issued $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in a private placement, raising net proceeds of $364,726, after deducting discounts and commissions to the initial purchasers and other estimated fees and expenses. These notes are fully and unconditionally guaranteed, on a joint, several and senior secured basis, by certain of our subsidiaries that own 36 properties, or the 2030 Collateral Guarantors, and on a joint, several and unsecured basis, by all of our subsidiaries other than the 2030 Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the 2030 Collateral Guarantors are secured by a first priority lien and security interest on 100% of the equity interests in each of the 2030 Collateral Guarantors. These notes require semi-annual interest payments through maturity. We used $307,006 of the net proceeds from this offering to partially redeem our then outstanding $641,376 senior secured notes due 2026.
In October 2025, we partially redeemed $10,249 of our then outstanding $334,370 senior secured notes due 2026.
In December 2025, we redeemed the remaining $324,121 of our outstanding senior secured notes due 2026 using net proceeds from the sales of both encumbered properties and unencumbered properties, as well as cash on hand.
In August 2025, Moody's upgraded our issuer credit rating from Caa3 to Caa1, senior secured notes due 2026 rating from Caa2 to B3, our 4.375% senior notes due 2031 rating from Caa3 to Caa1, and our senior unsecured notes from Ca to Caa2.
In September 2025, Standard & Poor's upgraded our issuer credit rating from CCC+ to B-, our senior secured notes due 2026 and our 4.375% senior notes due 2031 ratings from B to B+ and our senior unsecured notes note rating from CCC+ to B-. Additionally, Standard & Poor's rated our 7.25% senior secured notes due 2030 as B+.

For further information regarding our outstanding debt, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Debt Covenants
Our principal debt obligations at December 31, 2025 were: (1) $1,600,000 outstanding principal amount of senior unsecured notes; (2) $375,000 outstanding principal amount of senior secured notes; (3) $328,500 aggregate principal amount of fixed rate mortgage notes (excluding discounts, premiums and net debt issuance costs) secured by 22 properties; and (4) $140,000 principal amount of a floating rate mortgage loan (excluding discounts, premiums and net debt issuance costs) secured by 14 properties. For further information regarding our indebtedness, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our senior notes are governed by our senior notes indentures and their supplements. Our credit agreement, our mortgage loan agreements and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our credit agreement and our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. As of December 31, 2025, we believe we were in compliance with all of the covenants under our debt agreements. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Annual Report on Form 10-K, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns or a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy our debt covenants and conditions.
Our senior notes indentures and their supplements do not contain provisions for acceleration which could be triggered by our debt ratings. See "—Our Financing Liquidity and Resources" above for information regarding recent changes to our issuer credit rating and senior debt ratings.
Our revolving credit facility contains cross default provisions to any other debts of more than $25,000. Our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $20,000 ($50,000 or more in the case of our senior notes indentures and supplements entered in February 2016, February 2018 and February 2021).
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
Supplemental Guarantor Information
On February 3, 2021, we issued $500,000 of our 4.375% senior notes due 2031. As of December 31, 2025, all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor:

December 31, 2025
Real estate properties, net	$2,474,149
Other assets, net	332,754
Total assets	$2,806,903

Indebtedness, net	$1,945,731
Other liabilities	195,493
Total liabilities	$2,141,224

Year Ended December 31, 2025
Revenues	$875,517
Expenses	$1,010,831
Loss from continuing operations	$(340,267)
Net loss	$(305,360)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them. For further information about these and other such relationships and related person transactions, see Notes 3, 6, 7 and 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2025. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
Impact of Government Reimbursement
For the year ended December 31, 2025, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our managers, operators and tenants operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs. Because of shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs, as well as existing regulations that impact these matters. Further, there are other existing and recently enacted legislation, and related litigation, related to government payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business—Government Regulation and Reimbursement” above in Part I, Item 1 of this Annual Report on Form 10-K. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our and our tenants' increasing expenses and that such changes may be material and adverse to our future financial results.
During the years ended December 31, 2025, 2024 and 2023, we recognized $0, $0 and $1,581, respectively, in interest and other income in our consolidated statements of comprehensive income (loss) related to funds received under the Coronavirus Aid, Relief, and Economic Security Act and the American Rescue Plan Act.
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
Impact of Climate Change
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our managers or tenants and their ability to pay rent or returns to us.
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

Floating Rate Debt (dollars in thousands)
As of December 31, 2025, our outstanding floating rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate (1)	Annual Interest Expense	Maturity Date	Interest Payments Due
Floating rate mortgage loan	$140,000	6.19%	$8,786	March 2028	Monthly
Floating rate secured revolving credit facility	—	—	—	June 2029	Monthly
	$140,000		$8,786
(1)The annual interest rate is the rate stated in the applicable contract, as adjusted by our interest rate cap, if applicable.
Our $140,000 floating rate mortgage loan is subject to two one-year extension options and requires that interest be paid at SOFR plus a premium of 2.50%. We are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In connection with this mortgage loan, to hedge our exposure to risks related to changes in SOFR and pursuant to the terms of the applicable loan agreement, we have purchased an interest rate cap with a SOFR strike rate equal to 4.50%.
At December 31, 2025, we had no amounts outstanding under our revolving credit facility. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at a rate of SOFR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically SOFR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2025, including the impact of our interest rate cap:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate (1)	Outstanding Debt	Expense Per Year	Per Share Impact (2)
As of December 31, 2025	6.19%	$140,000	$8,786	$(0.04)
One percentage point increase (3)	7.00%	$140,000	$9,936	$(0.04)

(1)Based on SOFR plus a premium, which was 250 basis points per annum for our $140,000 floating rate mortgage loan, as of December 31, 2025.
(2)Based on the diluted weighted average common shares outstanding for the year ended December 31, 2025.
(3)A one percentage point increase in interest rates would be capped at 7.00% for our $140,000 floating rate mortgage loan as a result of our 4.50% interest rate cap purchased for this debt. However, a one percentage point increase in the interest rate of our floating rate debt to 7.19% at December 31, 2025 would result in total floating rate interest expense per year of $10,203 and a decrease in annual earnings per share of $0.04.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2025 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate (1)	Outstanding Debt (2)	Expense Per Year	Per Share Impact (3)
As of December 31, 2025	6.42%	$290,000	$18,623	$(0.08)
One percentage point increase (4)	6.82%	$290,000	$19,776	$(0.08)
(1)Based on SOFR plus a premium, which was 250 basis points per annum for both our revolving credit facility and our $140,000 floating rate mortgage loan, as of December 31, 2025. Interest rate is weighted based on amounts outstanding.
(2)Represents the maximum amount available under our revolving credit facility and our $140,000 floating rate mortgage loan.
(3)Based on the diluted weighted average common shares outstanding for the year ended December 31, 2025.
(4)A one percentage point increase in interest rates would be capped at 7.00% for our $140,000 floating rate mortgage loan as a result of our 4.50% interest rate cap purchased for this debt. However, a one percentage point increase in the interest rate of our floating rate debt to 7.44% at December 31, 2025 would result in total floating rate interest expense per year of $21,563 and a decrease in annual earnings per share of $0.09.
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
Fixed Rate Debt (dollars in thousands)
At December 31, 2025, our outstanding fixed rate debt consisted of the following:

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance (1)	Rate (1)	Expense	Maturity	Payments Due
Senior secured notes	$375,000	7.250%	$27,188	October 2030	Semi-Annually
Senior unsecured notes	500,000	4.750%	23,750	February 2028	Semi-Annually
Senior unsecured notes	500,000	4.375%	21,875	March 2031	Semi-Annually
Senior unsecured notes	350,000	5.625%	19,688	August 2042	Quarterly
Senior unsecured notes	250,000	6.250%	15,625	February 2046	Quarterly
Mortgage note	63,499	6.572%	4,231	June 2030	Monthly
Mortgage note	120,000	6.864%	8,351	June 2034	Monthly
Mortgage note	108,873	6.220%	6,866	May 2035	Monthly
Mortgage note	30,284	6.360%	1,953	June 2035	Monthly
Mortgage note	5,847	6.444%	382	July 2043	Monthly
	$2,303,503		$129,909
(1)The principal balances and annual interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts. This table does not include obligations under finance leases.

No principal repayments are due under our senior notes until maturity. Our mortgage loan maturing in June 2034 requires monthly interest payments and no principal payment is due until maturity, while our mortgage loans maturing in March 2028, May 2035 and June 2035 require monthly interest payments and no principal payment is due for a specified amount of time. Our mortgage loans maturing in June 2030 and July 2043 require monthly principal and interest payments. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $19,285.
Changes in market interest rates would also affect the fair value of our fixed rate debt obligations. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Interest rates continue to remain elevated despite reductions in 2025 by the U.S. Federal Reserve. There are uncertainties surrounding interest rates and they may remain at current levels, decrease or increase.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2025, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2025 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.  Other Information.
During the three months ended December 31, 2025, none of our Trustees and officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.
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
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information. We may award common shares to our officers and other employees of RMR under our Amended and Restated 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The following table is as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under our equity compensation plan excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	3,493,033	(1)
Equity compensation plan not approved by securityholders	None.	None.	None.
Total	None.	None.	3,493,033	(1)
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

4.3
Supplemental Indenture No. 7, dated as of July 20, 2012, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to the Company's 5.625% Senior Notes due 2042, including form thereof. (Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on July 20, 2012.)

4.4
Indenture, dated as of February 18, 2016, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2016.)

4.5
First Supplemental Indenture, dated as of February 18, 2016, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to the Company's 6.25% Senior Notes due 2046, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2016.)

4.6
Second Supplemental Indenture, dated as of February 12, 2018, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to the Company's 4.75% Senior Notes due 2028, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

4.7
Fourth Supplemental Indenture, dated as of February 8, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to the Company's 4.375% Senior Notes due 2031, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

4.8
Supplemental Indenture, dated as of March 5, 2021, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to the Company's 4.375% Senior Notes due 2031. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.9
Supplemental Indenture, dated as of September 9, 2022, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to the Company's 4.375% Senior Notes due 2031. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)

4.10
Supplemental Indenture, dated as of November 22, 2022, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to the Company's 4.375% Senior Notes due 2031. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.)

4.11
Supplemental Indenture, dated as of March 1, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to the Company's 4.375% Senior Notes due 2031. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

4.12
Supplemental Indenture, dated as of January 16, 2026, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to the Company's 4.375% Senior Notes due 2031. (Filed herewith.)

4.13
Indenture, dated as of September 26, 2025, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, related to the Company’s 7.250% Senior Secured Notes due 2030. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2025.)

4.14
Supplemental Indenture, dated as of January 16, 2026, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to the Company’s 7.250% Senior Secured Notes due 2030. (Filed herewith.)

4.15
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

4.16	Description of Securities. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
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

10.4	Diversified Healthcare Trust Second Amended and Restated 2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 2, 2025.)
10.5	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.6	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)
10.7	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)
10.8	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.)
10.9
Release of Certain Guarantors, dated as of January 28, 2022, related to the Company's 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.10
Release of Certain Guarantors, dated as of October 12, 2023, related to the Company's 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)

10.11
Release of Certain Guarantors, dated as of December 21, 2023, related to the Company's 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

10.12
Release of Certain Guarantors, dated as of March 1, 2024, related to the Company's 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

10.13
Release of Certain Guarantors, dated as of June 5, 2024, related to the Company's 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.)

10.14
Release of Certain Guarantors, dated as of June 30, 2025, related to the Company's 4.375% Senior Notes due 2031, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

10.15
Stockholders Agreement, dated as of February 16, 2024, by and among AlerisLife Inc., the Company, DHC Holdings LLC and ABP Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

19.1	Insider Trading Policies and Procedures. † (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
97.1	Clawback Policy. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)
99.1
Letter Agreement, dated as of May 30, 2024, between the Company and The RMR Group LLC, regarding Third Amended and Restated Property Management Agreement.(+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.)

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
† This document was previously filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025, and is being refiled to correct a scrivener’s error.

Item 16.  Form 10-K Summary.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Diversified Healthcare Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Diversified Healthcare Trust and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted cash flows analysis for each real estate property or group of properties with impairment indicators included the following among others:
•We tested the effectiveness of controls over management's evaluation of the recoverability of real estate properties, including the key assumptions utilized in estimating the undiscounted future cash flows.
•We evaluated the undiscounted cash flow analysis including estimates of expected remaining hold period, market rents, and terminal capitalization rates for each real estate property or group of properties with impairment indicators by (1) evaluating the source information and assumptions used by management and (2) comparing management's projections to external market sources and evidence obtained in other areas of our audit.
•We evaluated the reasonableness of management's undiscounted future cash flows analysis by developing an independent expectation of future undiscounted cash flows based on third party market data and compared that independent estimate to the carrying amount of the real estate property or group of properties with indicators of impairment. We compared our analysis of the recoverability of the real estate property or group of properties to the Company's analysis.
•We made inquiries of management about the current status of potential transactions and about management's judgments to understand the probability of future events that could affect the expected remaining hold period and other cash flow assumptions for the properties.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2026
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of Diversified Healthcare Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Diversified Healthcare Trust and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2026

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Real estate properties:
Land	$542,403	$605,973
Buildings and improvements	5,406,403	5,817,279
Total real estate properties, gross	5,948,806	6,423,252
Accumulated depreciation	(2,089,906)	(2,082,777)
Total real estate properties, net	3,858,900	4,340,475

Investments in unconsolidated joint ventures	120,126	126,859
Assets of properties held for sale	23,085	276,270
Cash and cash equivalents	105,407	144,584
Restricted cash	16,392	5,270
Equity method investment	27,200	24,590
Due from affiliates	3,973	4,057
Acquired real estate leases and other intangible assets, net	20,663	26,300
Other assets, net	185,504	188,600
Total assets	$4,361,250	$5,137,005

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured revolving credit facility	$—	$—
Senior secured notes, net	365,005	826,974
Senior unsecured notes, net	1,580,726	1,957,319
Secured debt and finance leases, net	455,093	126,611
Liabilities of properties held for sale	3,426	6,024
Accrued interest	30,683	23,092
Due to affiliates	22,699	8,989
Other liabilities	238,050	229,153
Total liabilities	2,695,682	3,178,162

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 242,121,025 and 241,271,703 shares issued and outstanding, respectively	2,421	2,413
Additional paid in capital	4,622,572	4,620,313
Cumulative net income	1,122,137	1,408,023
Cumulative other comprehensive loss	(12)	(17)
Cumulative distributions	(4,081,550)	(4,071,889)
Total shareholders' equity	1,665,568	1,958,843
Total liabilities and shareholders' equity	$4,361,250	$5,137,005
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental income	$225,198	$251,038	$258,400
Residents fees and services	1,312,655	1,244,389	1,151,908
Total revenues	1,537,853	1,495,427	1,410,308

Expenses:
Property operating expenses	1,259,340	1,236,542	1,174,151
Depreciation and amortization	261,923	284,957	284,083
General and administrative	45,502	26,518	26,131
Acquisition and certain other transaction related costs	10,356	2,510	10,853
Impairment of assets	165,702	70,734	18,380
Total expenses	1,742,823	1,621,261	1,513,598

Gain (loss) on sale of properties	117,730	(18,938)	1,205
Gains and losses on equity securities, net	—	—	8,126
Gain on insurance recoveries	7,522	—	—
Interest and other income	5,839	8,950	15,536
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $77,942, $103,437 and $11,811, respectively)	(204,498)	(235,239)	(191,775)
Loss on modification or early extinguishment of debt	(42,526)	(324)	(2,468)
Loss before income taxes and equity in net earnings (losses) of investees	(320,903)	(371,385)	(272,666)
Income tax expense	(1,743)	(467)	(445)
Equity in net earnings (losses) of investees	36,760	1,597	(20,461)
Net loss	$(285,886)	$(370,255)	$(293,572)

Other comprehensive loss:
Equity in unrealized gains (losses) of an investee	17	(17)	—
Unrealized loss on derivative	(12)	—	—
Other comprehensive loss	5	(17)	—
Comprehensive loss	$(285,881)	$(370,272)	$(293,572)

Weighted average common shares outstanding (basic and diluted)	240,286	239,535	238,836

Per common share amounts (basic and diluted):
Net loss	$(1.19)	$(1.55)	$(1.23)
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss (Income)	Cumulative Distributions	Total Shareholders' Equity
Balance at December 31, 2022:	239,694,842	$2,397	$4,617,031	$2,071,850	$—	$(4,052,667)	$2,638,611
Net loss	—	—	—	(293,572)	—	—	(293,572)
Distributions	—	—	—	—	—	(9,595)	(9,595)
Share grants	960,000	9	1,841	—	—	—	1,850
Share repurchases	(184,344)	(1)	(392)	—	—	—	(393)
Share forfeitures	(46,600)	—	(10)	—	—	—	(10)
Balance at December 31, 2023:	240,423,898	2,405	4,618,470	1,778,278	—	(4,062,262)	2,336,891
Net loss	—	—	—	(370,255)	—	—	(370,255)
Other comprehensive loss	—	—	—	—	(17)	—	(17)
Distributions	—	—	—	—	—	(9,627)	(9,627)
Share grants	1,141,026	12	2,743	—	—	—	2,755
Share repurchases	(268,221)	(4)	(900)	—	—	—	(904)
Share forfeitures	(25,000)	—	—	—	—	—	—
Balance at December 31, 2024:	241,271,703	2,413	4,620,313	1,408,023	(17)	(4,071,889)	1,958,843
Net loss	—	—	—	(285,886)	—	—	(285,886)
Other comprehensive income	—	—	—	—	5	—	5
Distributions	—	—	—	—	—	(9,661)	(9,661)
Share grants	1,188,464	12	3,426	—	—	—	3,438
Share repurchases	(276,078)	(3)	(1,142)	—	—	—	(1,145)
Share forfeitures	(63,064)	(1)	(25)	—	—	—	(26)
Balance at December 31, 2025:	242,121,025	$2,421	$4,622,572	$1,122,137	$(12)	$(4,081,550)	$1,665,568
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(285,886)	$(370,255)	$(293,572)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	261,923	284,957	284,083
Net amortization of debt premiums, discounts and issuance costs	77,942	103,437	11,811
Payment of accreted interest on senior secured notes	(152,869)	—	—
Straight line rental income	(962)	(1,445)	1,095
Amortization of acquired real estate leases and other intangible assets, net	113	106	(242)
Loss on modification or early extinguishment of debt	42,526	324	2,468
Impairment of assets	165,702	70,734	18,380
(Gain) loss on sale of properties	(117,730)	18,938	(1,205)
Gains on equity securities, net	—	—	(8,126)
Gain on insurance recoveries	(7,522)	—	—
Other non-cash adjustments, net	(359)	(1,025)	(1,932)
Unconsolidated joint venture distributions	1,000	1,231	5,100
Equity in net (earnings) losses of investees	(36,760)	(1,597)	20,461
Change in assets and liabilities:
Deferred leasing costs, net	(4,313)	(3,578)	(9,834)
Other assets	(2,653)	16,672	10,672
Accrued interest	7,591	245	(6,570)
Other liabilities	32,639	(6,521)	(22,106)
Net cash (used in) provided by operating activities	(19,618)	112,223	10,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(146,823)	(201,702)	(235,007)
Proceeds from sale of properties, net	589,234	34,167	18,356
Proceeds from insurance recoveries	1,308	1,698	534
Investment in AlerisLife Inc.	—	(15,459)	—
Proceeds from AlerisLife Inc. tender offer	—	—	14,006
Equity method investment distributions	48,400	—	—
Contributions to unconsolidated joint ventures	(8,500)	(5,723)	—
Purchase of interest rate cap	(47)	—	—
Net cash provided by (used in) investing activities	483,572	(187,019)	(202,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes, net	369,375	—	750,001
Proceeds from mortgage notes payable	343,157	120,000	—
Repayments of borrowings on credit facility	—	—	(700,000)
Redemption of senior secured notes	(750,001)	—	—
Redemption of senior unsecured notes	(380,000)	(120,000)	(250,000)
Repayment of other debt	(3,843)	(3,218)	(17,049)
Early extinguishment of debt settled in cash	(37,664)	—	(978)
Payment of debt issuance costs	(22,227)	(8,562)	(21,699)
Repurchase of common shares	(1,145)	(904)	(393)
Distributions to shareholders	(9,661)	(9,627)	(9,595)
Net cash used in financing activities	(492,009)	(22,311)	(249,713)

Decrease in cash and cash equivalents and restricted cash	(28,055)	(97,107)	(441,341)
Cash and cash equivalents and restricted cash at beginning of period	149,854	246,961	688,302
Cash and cash equivalents and restricted cash at end of period	$121,799	$149,854	$246,961
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (1)	$271,834	$131,557	$186,534
Income taxes paid	$1,776	$484	$677

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$20,426	$23,890	$38,777
(1) Includes $152,869 of accreted interest paid during the year ended December 31, 2025 on our senior secured notes due 2026.
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our consolidated balance sheets to the amount shown in our consolidated statements of cash flows:

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$105,407	$144,584	$245,939
Restricted cash (1)	16,392	5,270	1,022
Total cash and cash equivalents and restricted cash shown in our consolidated statements of cash flows	$121,799	$149,854	$246,961
(1) Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties.
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 1. Business
Diversified Healthcare Trust is a real estate investment trust, or REIT, organized under Maryland law, which owns senior living communities, medical office and life science properties and other healthcare related properties throughout the United States. As of December 31, 2025, we owned 298 properties located in 33 states and Washington, D.C.
As of December 31, 2025, our owned properties include: 221 senior living communities, including independent living (including active adult), assisted living, memory care and skilled nursing facilities, or SNFs, with approximately 24,500 living units; 67 medical office and life science properties with approximately 5.6 million rentable square feet; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities.
As of December 31, 2025, we also owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet.
Note 2. Summary of Significant Accounting Policies
BASIS OF PRESENTATION.  Our consolidated financial statements include the accounts of Diversified Healthcare Trust, we, us or our, and our subsidiaries, all of which are 100% owned directly or indirectly by us as of December 31, 2025. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
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
We amortize capitalized above market lease values (included in acquired real estate leases and other intangible assets, net in our consolidated balance sheets) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (included in other liabilities in our consolidated balance sheets) as an increase to rental income over the non-cancelable periods of the respective leases. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to depreciation and amortization expense over the remaining non-cancelable periods of the respective leases and during the years ended December 31, 2025, 2024 and 2023, such amortization totaled $5,249, $7,367 and $10,996, respectively. If a lease is terminated prior to its stated expiration, we fully amortize the unamortized amount relating to that lease at that time.

As of December 31, 2025 and 2024, our acquired real estate leases and assumed real estate lease obligations, excluding properties held for sale, if any, were as follows:

	December 31,
	2025	2024
Acquired real estate leases:
Capitalized above market lease values	$2,728	$2,846
Less: accumulated amortization	(2,408)	(2,324)
Capitalized above market lease values, net	320	522

Lease origination value	48,862	66,731
Less: accumulated amortization	(28,519)	(40,953)
Lease origination value, net	20,343	25,778
Acquired real estate leases and other intangible assets, net	$20,663	$26,300

Assumed real estate lease obligations:
Capitalized below market lease values	$1,204	$1,600
Less: accumulated amortization	(1,011)	(1,305)
Assumed real estate lease obligations, net	$193	$295

As of December 31, 2025, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 2.4 years, 5.2 years and 6.7 years, respectively. Future amortization of net acquired real estate lease assets and obligations to be recognized over the current terms of the associated leases as of December 31, 2025 is estimated to be $3,925 in 2026, $3,436 in 2027, $2,585 in 2028, $2,428 in 2029, $2,377 in 2030 and $5,719 thereafter.
CASH AND CASH EQUIVALENTS.  We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
RESTRICTED CASH.  Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.  We account for our derivative instrument at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is not designated as a hedge or that does not meet the hedge accounting criteria is recorded as a gain or loss to operations.
EQUITY METHOD INVESTMENTS. As of December 31, 2025, we owned a 10% equity interest in an unconsolidated joint venture that owns a life science property located in Boston, Massachusetts, or the Seaport JV, and a 20% equity interest in an unconsolidated joint venture for 10 medical office and life science properties, or the LSMD JV. The properties owned by the Seaport JV and LSMD JV are encumbered by an aggregate $1,000,000 and $456,625 of mortgage debts, respectively. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting under the fair value option. See Notes 3 and 10 for more information regarding these joint ventures.
As of December 31, 2025, we owned approximately 34.0% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We do not control the activities that are most significant to AlerisLife and, as a result, we account for our non-controlling interest in AlerisLife using the equity method of accounting. See Notes 3 and 8 for more information regarding our investment in AlerisLife.
DEBT ISSUANCE COSTS.  Debt issuance costs include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. Debt issuance costs for our senior secured and unsecured notes and other secured debt totaled $66,323 and $68,067 at December 31, 2025 and 2024, respectively, and accumulated amortization of debt issuance costs totaled $24,827 and $32,307, respectively, and are presented in our consolidated balance sheet as a direct deduction from the associated debt liability. Future amortization of debt issuance costs to be recognized with respect to our loans as of December 31, 2025 is estimated to be $7,258 in 2026, $7,258 in 2027, $5,445 in 2028, $4,914 in 2029, $4,230 in 2030 and $12,391 thereafter.
DEFERRED LEASING COSTS.  Deferred leasing costs include capitalized brokerage costs and inducements associated with the successful negotiation of leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction in rental income, on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets, net in our consolidated balance sheets. Deferred leasing costs totaled $49,748 and $59,286 at December 31, 2025 and 2024, respectively, and accumulated amortization of deferred leasing costs totaled $21,453 and $22,377 at December 31, 2025 and 2024, respectively. At December 31, 2025, the remaining weighted average amortization period is approximately 7.8 years. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2025 are estimated to be $5,429 in 2026, $4,571 in 2027, $4,026 in 2028, $3,101 in 2029, $2,746 in 2030 and $8,422 thereafter.
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
REVENUE RECOGNITION.  We are a lessor of senior living communities, medical office and life science properties and other healthcare related properties. Our leases provide our tenants with the contractual right to use and economically benefit from all of the premises demised under the leases; therefore, we have determined to evaluate our leases as lease arrangements.
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
For the years ended December 31, 2025, 2024 and 2023, we recognized the rental income from our operating leases on a straight line basis over the term of each lease agreement. We recognized percentage rents when realizable and earned, which was generally during the fourth quarter of the year. For the years ended December 31, 2025, 2024 and 2023, percentage rents earned aggregated $1,657, $3,435 and $2,949, respectively.

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
As of December 31, 2025, we owned 212 senior living communities that are managed by third party managers for our account. We derive our revenues at these managed senior living communities primarily from services our managers provide to residents on our behalf and we record revenues when the services are provided. We use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act for our managed senior living communities.
Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the U.S. Department of Health and Human Services established a Provider Relief Fund. Subsequently, the American Rescue Plan Act, or ARPA, was enacted. Retention and use of the funds received under the CARES Act and ARPA are subject to certain terms and conditions. The terms and conditions require that the funds be utilized to compensate for lost revenues that are attributable to the COVID-19 pandemic and for eligible costs to prevent, prepare for and respond to the COVID-19 pandemic that are not covered by other sources. Further, fund recipients are required to be participating in Medicare at the time of distribution and are subject to certain other terms and conditions, including quarterly reporting requirements. In addition, fund recipients are required to have billed Medicare during 2019 and to continue to provide care after January 31, 2020 for diagnosis, testing or care for individuals with possible or actual COVID-19 cases. Any funds not used in accordance with the terms and conditions must be returned. We recognize income from government grants on a systematic and rational basis over the period in which we recognize the related expenses or loss of revenues for which the grants are intended to compensate when there is reasonable assurance that we will comply with the applicable terms and conditions of the grant and there is reasonable assurance that the grant will be received. During the years ended December 31, 2025, 2024 and 2023, we received $0, $0 and $1,581, respectively, in funds to be used to support the operations of our managed senior living communities. We have recognized $0, $0 and $1,581 as interest and other income in our consolidated statements of comprehensive income (loss) with respect to our senior housing operating portfolio, or SHOP, segment for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we have recognized all funds and no amount remained in other liabilities in our consolidated balance sheets.
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

SEGMENT REPORTING. As of December 31, 2025, we operate in, and report financial information for, the following two segments: SHOP and our portfolio of medical office and life science properties, or our Medical Office and Life Science Portfolio. See Note 12 for further information regarding our reportable operating segments.
RECENT ACCOUNTING PRONOUNCEMENTS.
On December 14, 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance their annual income tax disclosures by requiring: (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 should be applied prospectively but entities have the option to apply it retrospectively to all prior periods presented in the consolidated financial statements. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We included additional disclosures in the notes to our consolidated financial statements as a result of the implementation of ASU No. 2023-09; however, these changes did not have a material effect on our consolidated financial statements.
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
Note 3. Real Estate and Other Investments
Acquisitions:
We did not acquire any real estate properties during the years ended December 31, 2025, 2024 and 2023.
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
During 2025, we recorded impairment charges of $109,597 to adjust the carrying value of 18 medical office and life science properties to their estimated fair values. We sold all of these properties in 2025. During 2025, we also recorded impairment charges of $56,105 to adjust the carrying value of 25 senior living communities to their estimated fair values. We sold 12 of these communities in 2025. The remaining 13 communities were classified as held for sale in our consolidated balance sheet as of December 31, 2025. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of comprehensive income (loss).
During 2024, we recorded impairment charges of $70,734 to adjust the carrying value of six medical office and life science properties to their estimated fair value. We sold three of these medical office and life science properties in 2024. Three of these medical office and life science properties were classified as held for sale in our consolidated balance sheet as of December 31, 2024 and were sold in 2025. These impairment charges, in aggregate, are included in impairment of assets in our consolidated statements of comprehensive income (loss).
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
Dispositions:
The table below represents the sale prices (excluding closing costs) of our dispositions for the years ended December 31, 2025, 2024 and 2023. We do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our consolidated statements of comprehensive income (loss).

Date of Sale	State	Type of Property	Number of Properties	Number of Units or Square Feet		Sales Price	Gain (Loss) on Sale
Dispositions during the year ended December 31, 2025:
January 2025	Delaware	Senior Living	1	102	units (1)	$2,900	$1,263
January 2025	California	Life Science	3	185,978	sq. ft. (2)	159,025	9,723
February 2025	Arizona	Life Science	1	82,266	sq. ft.	16,800	65
February 2025	Various	Senior Living	18	876	units (2)	135,000	97,560
March 2025	Connecticut	Medical Office	1	64,800	sq. ft. (2)	7,100	1,529
May 2025	Tennessee	Senior Living	1	120	units (1)	11,150	(5,261)
May 2025	Missouri	Medical Office	1	219,644	sq. ft.	5,250	(2,168)
July 2025	Missouri and Wisconsin	Medical Office	2	244,491	sq. ft.	4,800	(3)
July 2025	New Jersey	Senior Living	1	97	units (1)	4,000	1,554
August 2025	Pennsylvania	Medical Office	1	131,945	sq. ft.	1,800	(19)
September 2025	Georgia	Senior Living	1	40	units (1)	1,600	(218)
September 2025	Maryland	Medical Office	1	92,180	sq. ft.	4,250	(54)
October 2025	Georgia, South Carolina and Wyoming	Senior Living	7	428	units (1)	21,430	4,122
October 2025	Massachusetts	Medical Office	1	124,803	sq. ft. (2)	10,700	2,051
November 2025	Georgia and South Carolina	Senior Living	4	193	units (1)	10,000	(571)
November 2025	Illinois and North Carolina	Medical Office	2	154,041	sq. ft. (2)	11,766	(63)
December 2025	Delaware, Georgia and Indiana	Senior Living	5	662	units (1)	56,510	8,687
December 2025	Various	Medical Office	18	1,094,474	sq. ft. (2)	140,793	(467)
			69			$604,874	$117,730

Dispositions during the year ended December 31, 2024:
March 2024	Arizona	Medical Office	1	126,084	sq. ft.	$3,600	$(5,874)
June 2024	Texas	Medical Office	1	94,137	sq. ft.	4,200	(13,213)
July 2024	Illinois and Minnesota	Medical Office	2	205,673	sq. ft.	21,275	111
November 2024	Kansas	Life Science	1	239,366	sq. ft.	6,600	38
			5			$35,675	$(18,938)

Dispositions during the year ended December 31, 2023:
February 2023	Pennsylvania and South Carolina	Senior Living	3	—	units (1)	$2,800	$293
October 2023	Pennsylvania	Medical Office	1	30,866	sq. ft.	1,800	15
October 2023	Tennessee	Senior Living	1	—	units (1)	2,830	627
October 2023	Maryland	Life Science	1	58,880	sq. ft.	6,200	(360)
November 2023	Virginia	Senior Living	1	—	units (1)	1,800	945
December 2023	South Carolina	Medical Office	1	115,108	sq. ft.	3,450	(1,255)
			8			$18,880	$265

(1)These communities were closed prior to their respective dispositions.
(2)We used aggregate net proceeds of $402,234 from the sales of these properties to partially redeem our then outstanding senior secured notes due 2026.

During the year ended December 31, 2023, we recognized a gain of $940 related to the sales of skilled nursing bed licenses at certain of our senior living communities.
As of December 31, 2025, we had 13 properties classified as held for sale as follows:

Segment	Number of Properties	Real Estate Properties, Net
SHOP	13	$22,048
As of February 20, 2026, these 13 properties were under agreement to sell for an aggregate sales price of $23,000, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties, and we may incur losses on any such sales as a result.
Investments and Capital Expenditures:
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented:

	For the Year Ended December 31,
	2025	2024	2023
SHOP fixed assets and capital improvements	$96,940	$93,043	$100,981
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	26,706	21,289	38,070
Building improvements (2)	7,802	6,002	12,984
Recurring capital expenditures - Medical Office and Life Science Portfolio	34,508	27,291	51,054
Wellness centers lease related costs (1)	—	20,618	9,721
Total recurring capital expenditures	$131,448	$140,952	$161,756

Development, redevelopment and other activities - SHOP (3)	$14,194	$46,558	$82,207
Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	308	3,012	9,244
Total development, redevelopment and other activities	$14,502	$49,570	$91,451

Capital expenditures by segment:
SHOP	$111,134	$139,601	$183,188
Medical Office and Life Science Portfolio	34,816	30,303	60,298
All Other - wellness centers	—	20,618	9,721
Total capital expenditures	$145,950	$190,522	$253,207
(1)Includes capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space and other leasing related costs, such as brokerage commissions and tenant inducements.
(2)Includes capital expenditures to replace obsolete building components that extend the useful life of existing assets or other improvements to increase the marketability of the property.
(3)Includes capital expenditures that reposition a property or result in change of use or new sources of revenue.

Equity Method Investments in Unconsolidated Joint Ventures:
As of December 31, 2025, we had equity investments in unconsolidated joint ventures as follows:

Equity Method Investments in Joint Ventures	DHC Ownership	DHC Carrying Value of Investment at December 31, 2025	Number of Properties	State	Square Feet
Seaport Innovation LLC	10%	$73,471	1	MA	1,134,479
The LSMD Fund REIT LLC	20%	46,655	10	CA, MA, NY, TX, WA	1,068,763
		$120,126	11		2,203,242
The following table provides a summary of the mortgage debts of these joint ventures as of December 31, 2025:

Joint Venture	Coupon Rate	Maturity Date	Principal Balance (1)
Mortgage Notes Payable (secured by one property in Massachusetts) (2)(3)	5.60%	9/1/2030	$1,000,000
Mortgage Notes Payable (secured by nine properties in five states) (4)	3.46%	2/11/2032	189,800
Mortgage Notes Payable (secured by one property in California) (4)(5)	5.65%	2/9/2027	266,825
Weighted Average / Total	5.33%		$1,456,625
(1)Amounts are not adjusted for our minority equity interest.
(2)We provide certain limited recourse guaranties on this debt, with our liability limited to $100,000.
(3)Reflects August 2025 refinancing of the previous mortgage loan with an original principal balance of $620,000.
(4)The debt securing these properties is non-recourse to us.
(5)The joint venture exercised its final one-year extension option for the maturity date of this mortgage loan and purchased an interest rate cap effective through February 2027 with an annual rate of secured overnight financing rate, or SOFR, strike rate of approximately 5.94%. This mortgage loan requires that interest be paid at an annual rate of SOFR plus a premium of 1.90%.

We account for the Seaport JV and LSMD JV using the equity method of accounting under the fair value option. We recognized changes in the fair value of our investments in our unconsolidated joint ventures of $13,767, $(7,550) and $(20,461) during the years ended December 31, 2025, 2024 and 2023, respectively.
On August 21, 2025, the Seaport JV paid an aggregate cash distribution of $280,000 to its investors in connection with the refinancing of its prior mortgage loan in August 2025. Our pro rata share of this cash distribution was $28,000 and our basis in the equity method investment in the Seaport JV was reduced by such amount. For the year ended December 31, 2025, we also received $1,000 of operating distributions from the Seaport JV and made $8,500 of contributions to the Seaport JV.
Equity Method Investment in AlerisLife:
As of December 31, 2025, we owned approximately 34.0% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We do not control the activities that are most significant to AlerisLife and, as a result, we account for our non-controlling interest in AlerisLife using the equity method of accounting.
As of December 31, 2025, AlerisLife had ceased operations and was in the process of winding-down its operations. We have recorded the book value of our remaining investment and fully amortized the remaining basis difference between our initial investment and the equity value of AlerisLife. As of December 31, 2025, our investment in AlerisLife had a carrying value of $27,200. We recognized income of $22,993 for the year ended December 31, 2025. This amount is included in equity in net earnings (losses) of investees in our consolidated statements of comprehensive income (loss).
On February 14, 2025, AlerisLife paid an aggregate cash dividend of $50,000 to its stockholders. Our pro rata share of this cash dividend was $17,000 and our basis in the equity method investment in AlerisLife was reduced by such amount. On July 15, 2025, AlerisLife paid an aggregate cash dividend of $10,000 to its stockholders. Our pro rata share of this cash dividend was $3,400 and our basis in the equity method investment in AlerisLife was reduced by such amount. On January 9, 2026, AlerisLife paid an aggregate cash dividend of $80,000 to its stockholders. Our pro rata share of this cash dividend was $27,200. See Notes 2 and 8 for more information regarding our investment in AlerisLife.
Other:
In September 2022, certain of our managed senior living communities located in Florida experienced hurricane related damage. We carry comprehensive property, casualty, flood and business interruption insurances which covered our losses at these senior living communities, subject to a deductible. During the year ended December 31, 2025, we recognized a gain on insurance recoveries of $7,522 as a result of insurance proceeds received for these damaged senior living communities and the closing of the associated claim.
In January 2026, we provided notice to exercise our purchase option for the two properties securing our finance leases for $14,500, with closing expected in April 2026.
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
We increased rental income to record revenue on a straight line basis by $962 and $1,445 for the years ended December 31, 2025 and 2024, respectively. We decreased rental income to record revenue on a straight line basis by $1,095 for the year ended December 31, 2023. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $62,163 and $69,814 of straight line rent receivables at December 31, 2025 and 2024, respectively, and are included in other assets, net in our consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $41,610, $48,873 and $51,367 for the years ended December 31, 2025, 2024 and 2023, respectively, of which tenant reimbursements totaled $39,923, $45,255 and $48,215, respectively.
The following table presents our operating lease maturity analysis, excluding lease payments from properties classified as held for sale, if any, as of December 31, 2025:

Year	Amount
2026	$145,437
2027	132,996
2028	118,638
2029	103,714
2030	95,568
Thereafter	384,181
Total	$980,534
Right of Use Asset and Lease Liability. For leases where we are the lessee, we recognize a right of use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $16,537 and $16,921, respectively, as of December 31, 2025, and $20,025 and $20,411, respectively, as of December 31, 2024. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our consolidated balance sheets.
Note 5. Shareholders' Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2012, as amended, or the 2012 Plan. During the years ended December 31, 2025, 2024 and 2023, we awarded to our officers and certain other employees of The RMR Group LLC, or RMR, and certain current and former employees of AlerisLife annual share awards of 950,895, 881,767 and 800,000 of our common shares, respectively, valued at $4,070, $2,954 and $1,864, in aggregate, respectively. In accordance with our Trustee compensation arrangements, we also awarded each of our then Trustees 29,141 common shares with an aggregate value of $665 ($95 per Trustee), 37,037 common shares with an aggregate value of $630 ($90 per Trustee) and 20,000 common shares with an aggregate value of $244 ($35 per Trustee) in 2025, 2024 and 2023, respectively. In March 2025, in connection with the election of one of our Trustees, we awarded 33,582 of our common shares to this Trustee with a value of $90. In September 2023, in connection with the election of another one of our Trustees, we awarded 20,000 of our common shares to this Trustee with a value of $45. The values or numbers, as applicable, of the share awards were based upon the closing price of our common shares trading on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR and certain employees of AlerisLife vest in five equal annual installments beginning on the date of award. We recognize share forfeitures as they occur and include the value of awarded shares in general and administrative expenses in our consolidated statements of comprehensive income (loss) ratably over the vesting period. At December 31, 2025, 3,493,033 of our common shares remain available for issuance under the 2012 Plan.
A summary of shares awarded, forfeited, vested and unvested under the terms of the 2012 Plan from January 1, 2023 to December 31, 2025 is as follows:

	Number of Shares	Weighted Average Award Date Fair Value
Unvested shares at December 31, 2022	1,116,000	$2.50
Shares awarded in 2023	960,000	$2.24
Shares vested / forfeited in 2023	(847,800)	$2.53
Unvested shares at December 31, 2023	1,228,200	$2.28
Shares awarded in 2024	1,141,026	$3.14
Shares vested / forfeited in 2024	(1,049,225)	$2.54
Unvested shares at December 31, 2024	1,320,001	$2.80
Shares awarded in 2025	1,188,464	$4.06
Shares vested / forfeited in 2025	(1,077,788)	$3.12
Unvested shares at December 31, 2025	1,430,677	$3.60
The 1,430,677 unvested shares as of December 31, 2025 are scheduled to vest as follows:

Unvested Shares
2026	492,755
2027	420,972
2028	330,548
2029	186,402
Total	1,430,677
As of December 31, 2025, the estimated future compensation for the unvested shares was $4,670 based on the adjusted award date fair value of these shares. At December 31, 2025, the weighted average period over which the compensation expense will be recorded is approximately 1.9 years.
During the years ended December 31, 2025, 2024 and 2023, we recorded share based compensation expense of $3,411, $2,747 and $1,840, respectively.
During the years ended December 31, 2025, 2024 and 2023, we purchased an aggregate of 276,078, 268,221 and 184,344 of our common shares, respectively, from certain of our Trustees and officers and certain other current and former officers and employees of RMR and certain current and former employees of AlerisLife, in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares.
A summary of cash distributions paid to common shareholders, for federal income tax purposes, are as follows for the periods presented:

	Annual Per		Characterization of Distribution
	Share	Total	Ordinary	Capital	Return of
Year	Distribution	Distribution	Income	Gain	Capital
2025	$0.04	$9,661	—%	—%	100.0%
2024	$0.04	$9,627	—%	—%	100.0%
2023	$0.04	$9,595	—%	—%	100.0%
On January 15, 2026, we declared a quarterly distribution to common shareholders of record on January 26, 2026 of $0.01 per share, or approximately $2,421. We paid this distribution on February 19, 2026 using cash on hand.
Note 6. Senior Living Community Management Agreements
Our managed senior living communities are operated by third parties pursuant to management agreements. Beginning in September 2025, we transitioned the management of 116 of our senior living communities previously managed by Five Star Senior Living, or Five Star, which was an operating division of AlerisLife, to seven different third party managers in connection with AlerisLife's sale of all of its assets and the wind-down of its business. As of December 31, 2025, we completed the transition of the management agreements for all of the Five Star managed senior living communities to these managers. We lease nearly all of our senior living communities managed by third party managers, to our TRSs.
Management Arrangements with Five Star. Prior to the transition of the Five Star management agreements described above, we and Five Star were parties to an amended and restated master management agreement, or the Master Management Agreement, for the senior living communities that Five Star managed for us. Pursuant to an amended and restated guaranty agreement, AlerisLife guaranteed the payment and performance of each of its applicable subsidiary’s obligations under the applicable management agreements.
Pursuant to the Master Management Agreement, Five Star received a management fee equal to 5% of the gross revenues realized at the applicable senior living communities plus reimbursement for its direct costs and expenses related to such communities. The Master Management Agreement was scheduled to expire in 2036. In December 2025, we and Five Star terminated the Master Management Agreement as part of the wind-down of AlerisLife's operations.
In connection with ABP Trust’s acquisition of AlerisLife on March 20, 2023, we amended the Master Management Agreement to eliminate any change of control default or event of default provisions effective upon the consummation of the AlerisLife acquisition by ABP Trust. See Note 8 for further information regarding ABP Trust’s acquisition of AlerisLife.
In January 2025, we sold a closed senior living community that had previously been managed by Five Star. Additionally, in October 2025, we sold two senior living communities that had previously been managed by Five Star. We and Five Star terminated our management agreements for these senior living communities in connection with these sales. See Note 3 for further information regarding these sales.
Our Senior Living Communities Managed by Five Star. Five Star managed 0, 118 and 119 of our senior living communities as of December 31, 2025, 2024 and 2023, respectively.
We incurred management fees payable to Five Star of $36,226, $42,474 and $40,119 for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, $34,617, $40,212 and $37,436, respectively, of the total management fees were expensed to property operating expenses in our consolidated statements of comprehensive income (loss) and $1,609, $2,262 and $2,683, respectively, were capitalized in our consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
Prior to the sale of their Ageility business to Fox Rehabilitation on June 17, 2024, Five Star also provided certain other services to residents at some of the senior living communities it managed for us, such as rehabilitation services. At senior living communities Five Star managed for us where Five Star provided rehabilitation services on an outpatient basis, the residents, third party payers or government programs paid Five Star for those rehabilitation services. At senior living communities Five Star managed for us where Five Star provided both inpatient and outpatient rehabilitation services, we generally paid Five Star for those rehabilitation services and charges for these services were included in amounts charged to residents, third party payers or government programs. During 2023, Five Star closed all inpatient clinics and as such we do not expect to incur these fees to Five Star in the future. We incurred fees $1,213 for the year ended December 31, 2023, with respect to rehabilitation services Five Star provided at our senior living communities that are payable by us. These amounts are included in property operating expenses in our consolidated statements of comprehensive income (loss).

Until December 31, 2025, we leased space to Five Star at certain of our senior living communities, which, prior to June 17, 2024, Five Star used to provide certain outpatient rehabilitation and wellness services through the Ageility branded business. Beginning on June 17, 2024, Five Star subleased this space to a subsidiary of Fox Rehabilitation, which acquired the Ageility branded business from AlerisLife on that date.
Our Senior Living Communities Managers. As of December 31, 2025, 2024 and 2023, respectively, our managers managed 212, 114 and 113 of our senior living communities, including closed communities. The terms of the management agreements with our third party managers are generally as follows: the managers will receive a management fee equal to 5% to 6% of the gross revenues realized at the applicable senior living communities. Certain of our management agreements also provide that the manager will receive a reimbursement for direct costs and expenses related to such communities. Additionally, the managers have the ability to earn incentive fees equal to 15% to 30% of the amount by which EBITDA of the applicable communities exceeds the target EBITDA for the applicable communities. The managers can also earn a construction supervision fee ranging between 3% and 5% of construction costs.
The initial terms of the management agreements are generally five to ten years, subject to automatic extensions of successive terms of two years each unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements also generally provide us with the right to terminate the management agreements for communities that do not earn 70% to 85% of the target EBITDA for such communities, after an agreed upon stabilized period.
As a result of the transition of 116 of our senior living communities managed by Five Star to different third party managers, we incurred transition costs, including certain termination fees and other costs associated with the re-branding and marketing of these communities. For the year ended December 31, 2025, we recorded $10,356 of these costs to acquisition and certain other transaction related costs in our consolidated statements of comprehensive income (loss).
In March 2024, we terminated our management agreement with one of our managers which managed 13 of our communities located in Wisconsin and Illinois and transitioned these communities to another manager with which we have an existing relationship. The terms of the management agreement for these communities are generally consistent with the terms of the existing management agreements with our managers. We paid transition costs, including termination and other fees, of $2,228 related to the transition of these communities for the year ended December 31, 2024.
We incurred management fees payable to our managers, other than Five Star, of $32,861, $23,283 and $21,863 for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, we incurred incentive fees to certain of our operators of $637 and $241 during the years ended December 31, 2025 and 2024, respectively. These amounts are included in property operating expenses in our consolidated statements of comprehensive income (loss).
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Year Ended December 31,
Revenue from contracts with customers:	2025	2024	2023
Basic housing and support services	$1,040,322	$972,307	$915,528
Private pay and other third party payer SNF services	167,709	171,741	146,767
Medicare and Medicaid programs	104,624	100,341	89,613
Total residents fees and services	$1,312,655	$1,244,389	$1,151,908

The following table provides a summary of our managers that manage a large concentration of our senior living communities as of December 31, 2025:

Manager	Number of Communities	% of Gross Real Estate Properties
Sinceri Senior Living	38	30.8%
Discovery Senior Living	44	23.7%
Tutera Senior Living	18	8.9%
Charter Senior Living	30	7.0%
Phoenix Senior Living	26	5.7%
All other managers	55	23.9%
Total (1)	211	100.0%
(1)Excludes one closed senior living community.
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
We incurred a $17,905 incentive management fee pursuant to our business management agreement for the year ended December 31, 2025. We paid this incentive management fee to RMR in January 2026. We did not incur any incentive management fee pursuant to our business management agreement for the years ended December 31, 2024 or 2023.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR by us for each applicable period are equal to 5.0% of construction costs. Pursuant to our property management agreement with RMR, RMR provides oversight of agreed upon major capital projects and repositionings at our senior living communities and RMR receives 3.0% of the cost of any such major capital project or repositioning.
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
•Term. Our management agreements with RMR have terms that end on December 31, 2045, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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

For the years ended December 31, 2025, 2024 and 2023, the business management fees, incentive management fees, property management fees and construction supervision fees and expense reimbursements recognized in our consolidated financial statements were as follows:

	Financial Statement Line Item	Year Ended December 31,
		2025	2024	2023
Pursuant to business management agreement:
Business management fees	General and administrative expenses (1)	$15,761	$16,468	$13,965
Incentive management fees	General and administrative expenses	17,905	—	—
		$33,666	$16,468	$13,965

Pursuant to property management agreement (2):
Property management fees	Property operating expenses	$4,816	$5,683	$5,686
Construction supervision fees	Building and improvements (3)	1,063	2,005	3,200
		$5,879	$7,688	$8,886

Expense Reimbursement:
Other expenses	General and administrative expenses	$200	$304	$288
Property level expenses	Property operating expenses	12,993	14,719	14,299
		$13,193	$15,023	$14,587
(1)The net business management fees we recognized for the years ended December 31, 2025, 2024 and 2023 reflect a reduction of $2,974 for each of those years for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)The net property management and construction supervision fees we recognized for the years ended December 31, 2025, 2024 and 2023 reflect a reduction of $797 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 8.
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
Note 8. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and, until the acquisition of AlerisLife by ABP Trust on March 20, 2023, the chair of the board of directors and a managing director of AlerisLife, and currently the sole director of AlerisLife. Christopher J. Bilotto, our other Managing Trustee and President and Chief Executive Officer is also an executive of RMR Inc., Matthew C. Brown, our Chief Financial Officer and Treasurer, is also an executive vice president and the chief financial officer and treasurer of RMR Inc. and an officer of ABP Trust, and each of our officers is also an officer and employee of RMR. Jeffrey C. Leer, the president and chief executive officer of AlerisLife, is an executive officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as the chair of the board and as a managing trustee of these companies. Other officers of RMR, including Mr. Bilotto, Mr. Brown and certain of our officers, serve as managing trustees, or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. As of December 31, 2025, ABP Trust and Adam D. Portnoy owned 9.8% of our outstanding common shares.
AlerisLife. Until March 20, 2023, we were AlerisLife’s largest stockholder, owning approximately 31.9% of AlerisLife’s outstanding common shares, and ABP Acquisition LLC, or ABP Acquisition, a subsidiary of ABP Trust, together with ABP Trust, owned approximately 6.1% of AlerisLife’s outstanding common shares. Five Star is an operating division of AlerisLife. Prior to December 31, 2025, Five Star managed certain of the senior living communities we own pursuant to the Master Management Agreement. RMR provides management services to both us and AlerisLife. AlerisLife participated in our property insurance program for the senior living communities AlerisLife owned. The premiums AlerisLife paid for this coverage were allocated pursuant to a formula based on the profiles of the properties included in the program. See Note 6 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star) and Note 2 for further information regarding our investment in AlerisLife.
In connection with ABP Trust's acquisition of AlerisLife in 2023 pursuant to a tender offer, we tendered all of the AlerisLife common shares that we or our subsidiaries then owned at a price of $1.31 per share, or the Tender Offer Price, subject to the right to purchase AlerisLife common shares at the Tender Offer Price prior to December 31, 2023. Pursuant to an extension of this right, on February 16, 2024, we, together with our applicable TRS, exercised our right to purchase and acquired 34.0% of the then outstanding AlerisLife common shares from ABP Trust at the Tender Offer Price for a total purchase price of $15,459, including transaction related costs, and we, our applicable TRS, ABP Trust and AlerisLife entered into a stockholders agreement.
In connection with AlerisLife's sale of its Ageility branded business to a subsidiary of Fox Rehabilitation on June 17, 2024, we approved Five Star's sublease to a subsidiary of Fox Rehabilitation of space at certain of our senior living communities, which is used to provide certain outpatient rehabilitation and wellness services.
On February 14, 2025 and July 15, 2025, AlerisLife paid aggregate cash dividends of $50,000 and $10,000, respectively, to its stockholders and our pro rata share of these cash dividends was $17,000 and $3,400, respectively.
In connection with the wind-down of its business, on January 9, 2026 AlerisLife paid an aggregate cash dividend of $80,000 to its stockholders. Our pro rata share of this cash dividend was $27,200. See Note 6 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star) and Note 2 for further information regarding our investment in AlerisLife.
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
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $3,965 as of December 31, 2025 and are included in other assets, net, in our consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 7 for further information regarding those management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR's property management offices. We recognized rental income from RMR for leased office space of $423, $460 and $196 for the years ended December 31, 2025, 2024 and 2023, respectively. Our office space leases with RMR are terminable by RMR if our management agreements with RMR are terminated.
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
Note 9. Indebtedness
At December 31, 2025 and 2024, our outstanding indebtedness consisted of the following:
Senior Unsecured Notes:

			Principal Balance as of December 31,

	Coupon Rate	Maturity	2025	2024
Senior unsecured notes (1)	9.750%	June 2025	$—	$380,000
Senior unsecured notes	4.750%	February 2028	500,000	500,000
Senior unsecured notes (1)	4.375%	March 2031	500,000	500,000
Senior unsecured notes	5.625%	August 2042	350,000	350,000
Senior unsecured notes	6.250%	February 2046	250,000	250,000
Total			1,600,000	1,980,000
Unamortized discount			(1,796)	(2,639)
Unamortized debt issuance costs			(17,478)	(20,042)
Senior unsecured notes, net			$1,580,726	$1,957,319
(1)These notes are or were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes.

Secured and Other Debt:

	Number of Properties Securing		Principal Balance as of December 31, (1)				Net Book Value of Collateral as of December 31,

	At December 31, 2025	At December 31, 2024	2025	2024	Interest Rate	Maturity	2025	2024
Secured revolving credit facility	14	—	$—	$—	6.47%	June 2029	$326,565	$—
Senior secured notes (2)	—	95	—	940,534	0.00%	January 2026	—	1,064,171
Senior secured notes (3)	36	—	375,000	—	7.25%	October 2030	402,797	—
Floating rate mortgage loan (4)	14	—	140,000	—	6.19%	March 2028	142,947	—
Mortgage note	4	—	63,499	—	6.57%	June 2030	135,772	—
Mortgage note	8	8	120,000	120,000	6.86%	June 2034	182,848	191,186
Mortgage notes (5)	7	—	108,873	—	6.22%	May 2035	148,477	—
Mortgage notes (6)	2	—	30,284	—	6.36%	June 2035	34,328	—
Mortgage note	1	1	5,847	7,464	6.44%	July 2043	12,893	13,097
Finance Leases (7)	2	2	613	2,338	7.70%	April 2026	20,128	21,606
Total	88	106	844,116	1,070,336			$1,406,755	$1,290,060
Unamortized discount (2)			—	(101,035)
Unamortized debt issuance costs (8)			(24,018)	(15,716)
Total secured and other debt, net			$820,098	$953,585
(1)The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.
(2)These notes required no cash interest to accrue prior to maturity and accreted at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value equaled the principal amount at maturity. The unamortized discount is related to these notes. These notes were redeemed in full in December 2025.

(3)These notes are fully and unconditionally guaranteed, on a joint, several and senior secured basis by certain of our subsidiaries that own 36 properties, or the 2030 Collateral Guarantors, and on a joint, several and unsecured basis, by all of our subsidiaries other than the 2030 Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the 2030 Collateral Guarantors are secured by a first priority lien on and security interest in 100% of the equity interests in each of the 2030 Collateral Guarantors. The unsecured guarantees related to these notes are effectively subordinated to all of the subsidiary guarantors' secured indebtedness to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes.
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
(7)In January 2026, we provided notice to exercise our purchase option for these two properties for $14,500, with closing expected in April 2026.
(8)Excludes unamortized debt issuance costs for our revolving credit facility as these costs are included in other assets, net in our consolidated balance sheets.

As of December 31, 2025, all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees as of December 31, 2025.
Until the redemption in full thereof on December 29, 2025, our senior secured notes due 2026 were fully and unconditionally guaranteed, on a joint, several and senior secured basis by certain of our subsidiaries, or the 2026 Collateral Guarantors, and on a joint, several and unsecured basis, by all of our subsidiaries other than the 2026 Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the 2026 Collateral Guarantors were secured by a first priority lien and security interest in each of the collateral properties and 100% of the equity interests in each of the 2026 Collateral Guarantors. No cash interest accrued on these notes prior to maturity. The accreted value of these notes increased at a rate of 11.25% per annum compounded semiannually on January 15 and July 15 of each year, such that the accreted value equaled the principal amount at maturity. During the years ended December 31, 2025 and 2024, we recognized discount accretion of $63,241 and $86,778, respectively, for our senior secured notes due 2026 in interest expense in our consolidated statements of comprehensive income (loss).

The table below represents our indebtedness repayments, excluding scheduled payments on amortizing debt, for the years ended December 31, 2025, 2024 and 2023:

	Debt Instrument	Secured Property Count	Interest Rate	Original Maturity Date	Outstanding Principal Balance	Repayment Amount	Remaining Principal Balance	Loss on Modification or Early Extinguishment of Debt
Date
Repayments during the year ended December 31, 2025:
March 2025	Senior secured notes	73	0.00%	January 2026	$940,534	$299,158	$641,376	$29,071
April 2025	Senior unsecured notes	—	9.75%	June 2025	$380,000	140,000	$240,000	82
May 2025	Senior unsecured notes	—	9.75%	June 2025	$240,000	140,000	$100,000	44
June 2025	Senior unsecured notes	—	9.75%	June 2025	$100,000	100,000	$—	—
September 2025 (1)	Senior secured notes	58	0.00%	January 2026	$641,376	307,006	$334,370	11,191
October 2025	Senior secured notes	57	0.00%	January 2026	$334,370	10,249	$324,121	257
December 2025	Senior secured notes	—	0.00%	January 2026	$324,121	324,121	$—	1,881
Total						$1,320,534		$42,526

Repayments during the year ended December 31, 2024:
June 2024	Senior unsecured notes	—	9.75%	June 2025	$500,000	$60,000	$440,000	$209
November 2024	Senior unsecured notes	—	9.75%	June 2025	$440,000	60,000	$380,000	115
Total						$120,000		$324

Repayments during the year ended December 31, 2023:
January 2023	Secured credit facility (2)	61	6.88%	January 2024	$700,000	$113,627	$586,373	$—
February 2023	Secured credit facility (2)	61	7.05%	January 2024	$586,373	136,373	$450,000	1,075
April 2023	Mortgage note	1	6.64%	June 2023	$14,565	14,565	$—	—
December 2023	Secured credit facility (2)	62	8.36%	January 2024	$450,000	450,000	$—	314
December 2023	Senior unsecured notes	—	4.75%	May 2024	$250,000	250,000	$—	1,079
Total						$964,565		$2,468
(1)In September 2025, we redeemed a portion of our senior secured notes due 2026 for a redemption price equal to the principal amount of $307,006. As a result of this partial redemption, 15 of the properties that secured these senior secured notes were released. There are now first priority liens on and security interests in 100% of the equity interests in the subsidiaries owning these 15 properties that secure our 7.25% senior secured notes due 2030.
(2)The interest rate presented for the secured credit facility reflects the interest rate at the time repayment was made.

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
Interest payable on borrowings under our revolving credit facility is based on SOFR plus a premium of 2.50% to 3.00%, depending on our net leverage ratio, as defined in our credit agreement, which was 2.50% as of December 31, 2025. We also pay an unused commitment fee of 25 to 35 basis points per annum based on amounts outstanding under our revolving credit facility. As of December 31, 2025 the annual interest rate payable on borrowings under our revolving credit facility was 6.47%. As of December 31, 2025 and February 23, 2026, we had no borrowings under our revolving credit facility and $150,000 available for borrowings.
In September 2025, we issued $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in a private placement, raising net proceeds of $364,726, after deducting discounts and commissions to the initial purchasers and other estimated fees and expenses. These notes require semi-annual interest payments through maturity. We used $307,006 of the net proceeds from the offering to partially redeem our then outstanding $641,376 senior secured notes due 2026. As a result of this partial redemption, we recorded a loss on modification or early extinguishment of debt of $11,191 for the year ended December 31, 2025.
In addition to the September 2025 senior secured notes issuance, during the year ended December 31, 2025, we used net proceeds from the disposition of 35 encumbered properties, together with cash on hand, to redeem all amounts outstanding under our then senior secured notes due 2026. As a result of this redemption in full, 45 properties securing our then senior secured notes due 2026 were released.
Interest on our senior unsecured notes and our 7.25% senior secured notes due 2030 is payable either semi-annually or quarterly in arrears; however, no principal repayments are due until maturity. Our mortgage loan maturing in June 2034 requires monthly interest payments and no principal payment is due until maturity, while our mortgage loans maturing in March 2028, May 2035 and June 2035 require monthly interest payments and no principal payment is due for a specified amount of time. Our mortgage loans maturing in June 2030 and July 2043 require monthly principal and interest payments. Payments under our finance leases are due monthly. We include amortization of finance lease assets in depreciation and amortization expense.
Our credit agreement, our mortgage loan agreements and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our credit agreement and our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. Borrowings under our revolving credit facility are subject to satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of December 31, 2025.
Required principal payments on our outstanding debt as of December 31, 2025, were as follows:

Year	Principal Payment
2026	$1,866
2027	2,273
2028	640,650
2029	1,883
2030	435,151
Thereafter	1,362,293
Total	$2,444,116

Note 10. Fair Value of Assets and Liabilities
The following table presents certain of our assets that are measured at fair value at December 31, 2025 and 2024, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of December 31, 2025		As of December 31, 2024
Description	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Recurring Fair Value Measurements Assets:
Investment in unconsolidated joint venture (Level 3) (1)	$73,471	$73,471	$81,949	$81,949
Investment in unconsolidated joint venture (Level 3) (2)	$46,655	$46,655	$44,910	$44,910
Interest rate cap (Level 2) (3)	$—	$—	$—	$—
Non-Recurring Fair Value Measurements Assets:
Real estate properties held for sale (Level 2) (4)	$22,048	$22,048	$—	$—
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
(4)We have assets in our consolidated balance sheets that are measured at fair value on a non-recurring basis. During the year ended December 31, 2025, we recorded impairment charges of $30,999 to reduce the carrying value of 13 SHOP communities that were classified as held for sale to their estimated aggregate sales price, less estimated costs to sell, of $22,048 under an agreement we have entered into with a third party. See Note 3 for further information about impairment charges and the properties we have classified as held for sale.
The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investment in the unconsolidated joint venture are Level 3 significant unobservable inputs and are shown in the table below:

	Valuation Technique	Discount Rates	Exit Capitalization Rates	Holding Periods
As of December 31, 2025
Investment in unconsolidated joint venture (Level 3) (1)	Discounted cash flow	7.00%	6.00%	10 years
Investment in unconsolidated joint venture (Level 3) (2)	Discounted cash flow	6.25% - 8.75%	5.25% - 8.00%	10 - 12 years

As of December 31, 2024
Investment in unconsolidated joint venture (Level 3) (1)	Discounted cash flow	7.00%	6.00%	10 years
Investment in unconsolidated joint venture (Level 3) (2)	Discounted cash flow	6.25% - 7.75%	5.00% - 7.00%	10 years

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
In addition to the assets described in the tables above, our financial instruments at December 31, 2025 and December 31, 2024 included cash and cash equivalents, restricted cash, certain other assets, our revolving credit facility, senior unsecured notes, senior secured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our consolidated financial statements as of such dates, except as follows:

	As of December 31, 2025		As of December 31, 2024
Description	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes, 9.750% coupon rate, due 2025	$—	$—	$379,392	$379,970
Senior secured notes, zero coupon rate, due 2026	—	—	826,974	885,108
Senior unsecured notes, 4.750% coupon rate, due 2028	497,290	482,635	496,018	429,170
Senior secured notes, 7.250% coupon rate, due 2030	365,005	383,434	—	—
Senior unsecured notes, 4.375% coupon rate, due 2031	495,561	440,000	494,702	368,240
Senior unsecured notes, 5.625% coupon rate, due 2042	343,683	224,140	343,302	218,260
Senior unsecured notes, 6.250% coupon rate, due 2046	244,192	175,000	243,905	157,700
Secured debt and finance leases	455,093	484,932	126,611	126,001
	$2,400,824	$2,190,141	$2,910,904	$2,564,449
(1)Includes unamortized net discounts, premiums and debt issuance costs, if any.
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on Nasdaq (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of December 31, 2025 and 2024. We estimated the fair values of our three issuances of senior unsecured notes due 2025, 2028 and 2031 and our two issuances of senior secured notes due 2026 and 2030 using an average of the bid and ask price on Nasdaq on or about December 31, 2025 and 2024 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

Note 11. Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
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
Cash Flow Hedges of Interest Rate Risk
Our interest rate cap agreement is designated as a cash flow hedge of interest rate risk and is measured on a recurring basis at fair value. The following table summarizes the terms of our outstanding interest rate cap agreements designated as cash flow hedges of interest rate risk at December 31, 2025 and 2024:

					Fair Value at December 31,
Balance Sheet Line Item	Underlying Instrument	Maturity Date	Strike Rate	Notional Amount	2025	2024
Other assets, net	Floating rate mortgage loan	3/31/2028	4.50%	$140,000	$—	$—
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
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income (loss) for the periods shown:

	Year Ended December 31,
	2025	2024	2023
Amount of loss recognized on derivative in other comprehensive income (loss)	$(47)	$—	$—
Amount of loss reclassified from cumulative other comprehensive income (loss) into interest expense	$(35)	$—	$—
Total amount of interest expense presented in the consolidated statements of comprehensive income (loss)	$(204,498)	$(235,239)	$(191,775)
Note 12. Segment Reporting
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

	For the Year Ended December 31, 2025
	SHOP	Medical Office and Life Science Portfolio	Total
Revenues:
Rental income	$—	$193,809	$193,809
Residents fees and services	1,312,655	—	1,312,655
Total segment revenues	1,312,655	193,809	1,506,464

Reconciliation of revenue:
Other revenue (1)			31,389
Total revenues			1,537,853

Less:
Senior living labor and benefits	663,431	—	663,431
Dietary	83,773	—	83,773
Utilities	74,742	13,127	87,869
Real estate taxes	45,877	22,811	68,688
Insurance	35,071	2,185	37,256
Other operating expenses (2)	270,505	47,556	318,061
Interest expense	18,728	9,096	27,824
Depreciation and amortization	189,985	62,413	252,398
Other segment items (3)	40,543	85,254	125,797
Segment loss	(110,000)	(48,633)	(158,633)

Reconciliation of segment loss:
Other income (1)			21,602
General and administrative			(45,502)
Acquisition and certain other transaction related costs			(10,356)
Gain on sale of properties			99,114
Interest and other income			5,839
Interest expense			(176,674)
Loss on modification or early extinguishment of debt			(42,526)
Income tax expense			(1,743)
Equity in net earnings of an investee			22,993
Net loss			$(285,886)
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

	For the Year Ended December 31, 2024
	SHOP	Medical Office and Life Science Portfolio	Total
Revenues:
Rental income	$—	$213,320	$213,320
Residents fees and services	1,244,389	—	1,244,389
Total segment revenues	1,244,389	213,320	1,457,709

Reconciliation of revenue:
Other revenue (1)			37,718
Total revenues			1,495,427

Less:
Senior living labor and benefits	630,998	—	630,998
Dietary	85,620	—	85,620
Utilities	70,616	13,687	84,303
Real estate taxes	43,624	28,483	72,107
Insurance	41,066	3,000	44,066
Other operating expenses (2)	266,405	52,467	318,872
Interest expense	229	5,743	5,972
Depreciation and amortization	195,638	79,386	275,024
Other segment items (3)	—	97,222	97,222
Segment loss	(89,807)	(66,668)	(156,475)

Reconciliation of segment loss:
Other income (1)			27,209
General and administrative			(26,518)
Acquisition and certain other transaction related costs			(2,510)
Interest and other income			8,950
Interest expense			(229,267)
Loss on modification or early extinguishment of debt			(324)
Income tax expense			(467)
Equity in net earnings of an investee			9,147
Net loss			$(370,255)
(1)Revenue and net income from our triple net leased wellness center and senior living communities that are leased to third party operators, which we do not consider to be sufficiently material to constitute a separate reportable segment.
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

	For the Year Ended December 31, 2023
	SHOP	Medical Office and Life Science Portfolio	Total
Revenues:
Rental income	$—	$220,530	$220,530
Residents fees and services	1,151,908	—	1,151,908
Total segment revenues	1,151,908	220,530	1,372,438

Reconciliation of revenue:
Other revenue (1)			37,870
Total revenues			1,410,308

Less:
Senior living labor and benefits	603,711	—	603,711
Dietary	78,508	—	78,508
Utilities	69,280	13,918	83,198
Real estate taxes	44,476	29,445	73,921
Insurance	39,572	2,854	42,426
Other operating expenses (2)	239,544	51,747	291,291
Interest expense	551	449	1,000
Depreciation and amortization	175,926	98,205	274,131
Other segment items (3)	(40)	36,095	36,055
Segment loss	(99,620)	(12,183)	(111,803)

Reconciliation of segment loss:
Other income (1)			26,822
General and administrative			(26,131)
Acquisition and certain other transaction related costs			(10,853)
Gains on equity securities, net			8,126
Interest and other income			13,955
Interest expense			(190,775)
Loss on modification or early extinguishment of debt			(2,468)
Income tax expense			(445)
Net loss			$(293,572)
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

	As of December 31,
	2025	2024	2023
Assets (1)
SHOP	$2,867,025	$3,084,101	$3,134,978
Medical Office and Life Science Portfolio	1,192,731	1,688,034	1,866,422
All Other	301,494	364,870	444,736
Total assets	$4,361,250	$5,137,005	$5,446,136
(1)See Note 3 for further information regarding additions to long-lived assets.

Note 13. Income Taxes
Our provision for income taxes consists of the following:

	For the Year Ended December 31,
	2025	2024	2023
Current:
Federal	$1,147	$—	$(168)
State	596	467	613
	1,743	467	445
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax provision	$1,743	$467	$445
The table below is a reconciliation of the statutory income tax rate to the effective tax rate for 2025, in accordance with the updated requirements of ASU 2023-09. See Note 2 for further information on the adoption of ASU 2023-09:

	For the Year Ended December 31, 2025
	Amount	Percent
Taxes at statutory U.S. federal income tax rate	$(59,407)	21%
Nontaxable income	60,554	(21.4)%
State and local income taxes, net of federal tax benefit (1)	596	(0.2)%
Effective tax rate	$1,743	(0.6)%
(1)States taxes in Texas make up a majority (greater than 50%) of the tax effect in this category.
Income taxes paid (net of refunds) for the year ended December 31, 2025 were $1,776, with the majority of payments attributable to Texas state and federal taxes, in the amount of $626 and $1,150, respectively.
As previously disclosed, for the years ended December 31, 2024 and 2023, the following table reconciles the statutory income tax rate to the effective tax rate prior to the adoption of ASU 2023-09:

	For the Year Ended December 31,
	2024	2023
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%
Nontaxable income	(21.0)%	(21.0)%
Federal excise tax	—%	0.1%
State and local income taxes, net of federal tax benefit	(0.1)%	(0.2)%
Effective tax rate	(0.1)%	(0.1)%
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

	For the Year Ended December 31,
	2025	2024
Deferred tax assets:
Deferred income	$3,458	$2,388

Fair market value adjustment	(2,053)	(1,862)
Other	1,983	1,225
Tax loss carryforwards	110,013	102,940
	113,401	104,691
Valuation allowance	(113,401)	(104,691)
	—	—
Net deferred income taxes	$—	$—
Because of our TRSs' history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2025 and 2024. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive income (loss). As of December 31, 2025, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $424,755, which do not expire. As of December 31, 2025, we, excluding our subsidiaries, had net operating loss carry forwards for federal income tax purposes of approximately $933,931, which do not expire. In the normal course of business, income tax authorities in various income tax jurisdictions conduct routine audits of our income tax returns filed in prior years. Income tax years subsequent to 2021 may be open to examination in some of the income tax jurisdictions in which we operate.
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

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2025
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
2184 Parkway Lake Drive	Birmingham	AL	$—	$580	$5,980	$3,027	$—	$—	$580	$9,007	$9,587	$3,884	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	—	600	7,574	3,657	—	(206)	1,559	10,066	11,625	4,173	8/1/2008	2000
2021 Dahlke Drive NE (6)	Cullman	AL	—	287	3,415	1,243	—	(301)	287	4,357	4,644	2,213	11/19/2004	1998
101 Tulip Lane	Dothan	AL	—	3,543	14,619	3,467	—	(1,178)	3,543	16,908	20,451	3,803	12/27/2017	2000
49 Hughes Road	Madison	AL	—	334	3,981	1,613	—	(304)	334	5,290	5,624	2,678	11/19/2004	1998
200 Terrace Lane	Priceville	AL	—	1,300	9,447	2,994	—	(748)	1,365	11,628	12,993	4,082	2/1/2012	2006
413 Cox Boulevard (6)	Sheffield	AL	—	394	4,684	2,353	—	3	394	7,040	7,434	3,428	11/19/2004	1998
2435 Columbiana Road	Vestavia Hills	AL	—	843	23,472	5,725	—	(823)	902	28,315	29,217	9,011	7/12/2016	1991
4461 N Crossover Road (6)	Fayetteville	AR	—	733	10,432	2,215	—	12	733	12,659	13,392	3,984	5/1/2015	2011
4210 S Caraway Road	Jonesboro	AR	—	653	9,515	1,373	—	—	653	10,888	11,541	3,460	5/1/2015	2008
672 Jones Road	Springdale	AR	—	572	9,364	2,634	—	(63)	572	11,935	12,507	3,961	5/1/2015	2007
13840 North Desert Harbor Drive	Peoria	AZ	—	2,687	15,843	14,329	—	(6,213)	2,693	23,953	26,646	11,784	1/11/2002	1990
3850 North US Hwy 89	Prescott	AZ	—	2,017	17,513	10,029	—	(1,461)	2,017	26,081	28,098	6,787	2/1/2018	1986
6001 East Thomas Road	Scottsdale	AZ	—	941	8,807	7,200	—	(1,664)	946	14,338	15,284	9,095	9/1/2012	1990
7090 East Mescal Street (5)	Scottsdale	AZ	—	2,315	13,650	40,658	—	(5,144)	2,349	49,130	51,479	13,922	1/11/2002	1984
17225 North Boswell Boulevard	Sun City	AZ	—	1,189	10,569	6,501	—	(979)	1,189	16,091	17,280	9,842	9/1/2012	1990
2500 North Rosemont Boulevard (5)	Tucson	AZ	—	4,429	26,119	14,577	—	(4,398)	4,576	36,151	40,727	19,433	1/11/2002	1989
5000 Marina Boulevard	Brisbane	CA	—	7,957	13,430	771	—	—	7,976	14,182	22,158	3,196	11/14/2017	2000
5770 Armada Drive	Carlsbad	CA	—	3,875	18,543	1,055	—	—	3,875	19,598	23,473	5,087	1/29/2015	1997
1350 South El Camino Real	Encinitas	CA	—	1,510	18,042	4,710	—	(218)	1,517	22,527	24,044	9,748	3/31/2008	1999
47071 Bayside Parkway (8)	Fremont	CA	40,653	15,774	45,249	9,729	—	—	15,848	54,904	70,752	7,013	7/27/2022	1991
47201 Lakeview Boulevard	Fremont	CA	—	3,200	10,177	914	—	—	3,331	10,960	14,291	3,765	9/30/2011	1990
47211/47215 Lakeview Boulevard	Fremont	CA	—	3,750	12,656	3,949	—	—	3,800	16,555	20,355	6,558	9/30/2011	1985
577 South Peach Street (6)	Fresno	CA	—	738	2,577	4,175	—	(211)	738	6,541	7,279	3,811	12/28/1990	1963
6075 North Marks Avenue	Fresno	CA	—	880	12,751	2,230	—	—	889	14,972	15,861	6,833	3/31/2008	1996
1319 Brookside Avenue (6)	Redlands	CA	—	1,770	9,982	2,832	—	(190)	1,770	12,624	14,394	5,504	3/31/2008	1999
110 Sterling Court	Roseville	CA	—	1,620	10,262	3,500	—	(50)	1,620	13,712	15,332	6,033	3/31/2008	1998
16925 & 16916 Hierba Drive (5)	San Diego	CA	—	9,142	53,904	39,397	—	(10,350)	9,180	82,913	92,093	41,159	1/11/2002	1987
3530 Deer Park Drive (6)	Stockton	CA	—	670	14,419	3,404	—	—	682	17,811	18,493	7,877	3/31/2008	1999
877 East March Lane (8)	Stockton	CA	7,943	1,176	11,171	9,645	—	(2,707)	1,411	17,874	19,285	8,815	9/30/2003	1988
28515 Westinghouse Place	Valencia	CA	—	4,669	41,440	1,833	—	—	4,700	43,242	47,942	11,676	1/29/2015	2008
1866 San Miguel Drive (6)	Walnut Creek	CA	—	2,010	9,290	7,398	—	(1,492)	3,417	13,789	17,206	5,621	12/1/2011	1996
1950 South Dayton Street	Aurora	CO	—	3,062	46,195	12,585	—	(2,497)	3,120	56,225	59,345	16,697	5/1/2015	1987

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2025
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
515 Fairview Avenue	Canon City	CO	—	292	6,228	4,643	(3,512)	(769)	299	6,583	6,882	3,705	9/26/1997	1970
110 West Van Buren Street	Colorado Springs	CO	—	245	5,236	5,737	(3,031)	(957)	245	6,985	7,230	3,865	9/26/1997	1972
3920 East San Miguel Street	Colorado Springs	CO	—	1,380	8,894	4,559	—	(1,119)	1,612	12,102	13,714	4,608	7/31/2012	1977
2050 South Main Street	Delta	CO	—	167	3,570	3,698	—	(415)	167	6,853	7,020	4,069	9/26/1997	1963
2501 Little Bookcliff Drive	Grand Junction	CO	—	204	3,875	4,374	—	(1,064)	207	7,182	7,389	4,587	12/30/1993	1968
2825 Patterson Road	Grand Junction	CO	—	173	2,583	5,156	—	(842)	173	6,897	7,070	4,536	12/30/1993	1978
1599 Ingalls Street	Lakewood	CO	—	232	3,766	9,434	—	(1,442)	232	11,758	11,990	6,687	12/28/1990	1972
5555 South Elati Street	Littleton	CO	—	185	5,043	7,833	—	(1,621)	191	11,249	11,440	7,098	12/28/1990	1965
9005 Grant Street	Thornton	CO	—	961	10,867	1,203	—	—	1,269	11,762	13,031	4,178	12/28/2012	2001
7809 W. 38th Avenue	Wheat Ridge	CO	—	470	3,373	86	—	—	475	3,454	3,929	1,364	4/1/2010	2004
2141 K Street, NW	Washington	DC	—	13,700	8,400	7,503	—	(1,513)	13,700	14,390	28,090	5,484	12/22/2008	1966
4175 Ogletown Stanton Rd	Newark	DE	—	1,500	19,447	3,742	—	(324)	1,563	22,802	24,365	9,846	3/31/2008	1998
1912 Marsh Road	Wilmington	DE	—	4,365	25,739	11,374	—	(4,180)	4,431	32,867	37,298	17,854	1/11/2002	1988
22601 Camino Del Mar	Boca Raton	FL	—	3,200	46,800	17,004	—	(4,758)	3,204	59,042	62,246	19,710	12/15/2011	1990
1325 S Congress Avenue (8)	Boynton Beach	FL	6,122	1,620	5,341	2,844	—	(476)	1,628	7,701	9,329	2,880	7/27/2012	1985
1425 Congress Avenue	Boynton Beach	FL	—	2,390	14,768	6,543	—	(1,649)	2,390	19,662	22,052	7,190	8/9/2011	1994
8500 Royal Palm Boulevard	Coral Springs	FL	—	3,410	20,104	39,887	—	(7,546)	3,421	52,434	55,855	24,414	1/11/2002	1984
1208 South Military Trail	Deerfield Beach	FL	—	1,690	14,972	38,783	—	(7,318)	1,777	46,350	48,127	22,013	10/1/2012	1986
3001 DC Country Club Boulevard	Deerfield Beach	FL	—	3,196	18,848	29,648	—	(5,089)	3,222	43,381	46,603	20,315	1/11/2002	1990
12780 Kenwood Lane	Fort Myers	FL	—	369	2,174	5,672	—	(1,333)	859	6,023	6,882	2,852	1/11/2002	1990
2525 First Street	Fort Myers	FL	—	2,385	21,137	49,807	—	(16,213)	2,577	54,539	57,116	21,974	10/1/2012	1984
1825 Ridgewood Avenue	Holly Hill	FL	—	700	16,700	7,401	(2,636)	(9,232)	684	12,249	12,933	2,913	7/22/2011	1926/2006
2480 North Park Road (8)	Hollywood	FL	13,305	4,500	40,500	32,186	—	(7,048)	4,556	65,582	70,138	22,313	12/15/2011	1986
8901 Tamiami Trail East	Naples	FL	—	3,200	2,898	16,707	—	(1,421)	3,200	18,184	21,384	8,142	8/31/2006	1984
12780 Waterford Lakes Parkway	Orlando	FL	—	977	3,946	1,057	—	(96)	1,052	4,832	5,884	1,559	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	—	488	2,621	606	—	(81)	591	3,043	3,634	1,016	12/18/2013	2003
1825 N. Mills Avenue	Orlando	FL	—	519	1,799	1,057	—	(117)	580	2,678	3,258	918	12/22/2008	1997
1911 N. Mills Avenue	Orlando	FL	—	1,946	7,197	6,369	—	(538)	2,042	12,932	14,974	3,583	12/22/2008	1997
1925 N. Mills Avenue	Orlando	FL	—	135	532	568	—	(107)	199	929	1,128	294	12/22/2008	1997
250 N. Alafaya Trail	Orlando	FL	—	967	4,362	490	—	—	967	4,852	5,819	1,647	12/18/2013	1999
45 Katherine Boulevard (5)	Palm Harbor	FL	—	3,379	29,945	14,214	—	(4,246)	3,392	39,900	43,292	28,435	10/1/2012	1992
900 West Lake Road (8)	Palm Harbor	FL	31,013	3,449	20,336	17,042	—	(5,513)	3,540	31,774	35,314	17,312	1/11/2002	1989
8500 West Sunrise Boulevard (8)	Plantation	FL	8,457	4,700	24,300	17,427	—	(6,860)	4,717	34,850	39,567	11,432	12/15/2011	1989

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2025
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1371 South Ocean Boulevard (8)	Pompano Beach	FL	13,073	2,500	15,500	21,539	—	(5,027)	2,560	31,952	34,512	11,543	12/15/2011	1991
2701 North Course Drive	Pompano Beach	FL	—	7,700	2,127	48,029	—	(4,875)	7,700	45,281	52,981	20,113	8/31/2006	1985
20480 Veterans Boulevard (8)	Port Charlotte	FL	4,292	400	11,934	5,261	—	(3,397)	440	13,758	14,198	4,639	7/22/2011	1996
1699 S.E. Lyngate Drive	Port St. Lucie	FL	—	1,242	11,009	6,559	—	(1,433)	1,249	16,128	17,377	10,988	10/1/2012	1993
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	—	890	9,345	4,129	—	(938)	1,673	11,753	13,426	4,264	7/22/2011	2007
900 South Harbour Island Blvd. (6)	Tampa	FL	—	4,850	6,349	11,507	—	—	4,850	17,856	22,706	3,720	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	—	2,061	12,153	27,606	—	(5,506)	2,075	34,239	36,314	15,917	1/11/2002	1988
2347 Cedarcrest Road	Acworth	GA	—	1,674	—	93	—	—	1,674	93	1,767	13	5/1/2016	2008
1200 Bluegrass Lakes Parkway	Alpharetta	GA	—	1,689	15,936	1,451	—	—	1,761	17,315	19,076	4,431	1/29/2015	2001
855 North Point Pkwy (6)	Alpharetta	GA	—	5,390	26,712	—	—	—	5,390	26,712	32,102	11,601	8/21/2008	2006
253 N. Main Street	Alpharetta	GA	—	1,325	12,377	2,841	—	(209)	1,221	15,113	16,334	4,513	5/1/2015	1997
1515 Sheridan Road (6)	Atlanta	GA	—	5,800	9,305	18,503	—	—	5,800	27,808	33,608	5,149	11/30/2007	1978
240 Marietta Highway	Canton	GA	—	806	8,555	4,567	—	(1,157)	806	11,965	12,771	3,606	10/1/2013	1997
1501 Milstead Road (8)	Conyers	GA	4,898	750	7,796	1,191	—	(116)	777	8,844	9,621	3,601	9/30/2010	2008
3875 Post Road (6)	Cumming	GA	—	954	12,796	2,098	—	(56)	960	14,832	15,792	4,456	5/1/2015	2007
4960 Jot Em Down Road	Cumming	GA	—	1,548	18,666	14,609	—	(2,094)	3,416	29,313	32,729	8,929	8/1/2013	2011
5610 Hampton Park Drive (6)	Cumming	GA	—	3,479	14,771	1,575	—	(938)	3,498	15,389	18,887	3,816	9/3/2015	2014
101 West Ponce De Leon Avenue	Decatur	GA	—	3,500	13,179	17,185	—	—	3,500	30,364	33,864	6,824	5/30/2012	1992
2801 North Decatur Road	Decatur	GA	—	3,100	4,436	3,715	—	(702)	3,260	7,289	10,549	3,075	7/9/2008	1986
3315 Thompson Bridge Road	Gainesville	GA	—	934	30,962	4,533	—	(743)	956	34,730	35,686	10,398	5/1/2015	1999
5373 Thompson Mill Road (6)	Hoschton	GA	—	944	12,171	2,003	—	—	959	14,159	15,118	4,177	5/1/2015	2011
8080 Summit Business Parkway (5)	Jonesboro	GA	—	1,800	20,664	9,238	—	(2,473)	1,800	27,429	29,229	10,159	6/20/2011	2007
1360 Upper Hembree Road	Roswell	GA	—	1,080	6,138	844	—	—	1,095	6,967	8,062	2,641	5/7/2012	2007
1 Savannah Square Drive (5)	Savannah	GA	—	1,200	19,090	12,201	(6,993)	(9,468)	835	15,195	16,030	3,664	10/1/2006	1987
475 Country Club Drive (6)	Stockbridge	GA	—	512	9,560	2,117	—	(374)	551	11,264	11,815	3,479	5/1/2015	1998
1100 Ward Avenue	Honolulu	HI	—	11,200	55,618	11,126	—	(1,417)	11,247	65,280	76,527	22,887	6/18/2012	1961
2340 West Seltice Way	Coeur d'Alene	ID	—	910	7,170	4,793	—	(702)	1,052	11,119	12,171	3,766	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	—	510	6,640	3,811	—	(554)	760	9,647	10,407	3,624	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	—	3,665	32,587	20,365	—	(3,834)	3,781	49,002	52,783	30,815	11/1/2012	1986
1373 D'Adrian Professional Park	Godfrey	IL	—	281	15,088	3,093	—	(432)	281	17,749	18,030	5,304	5/1/2015	2010
900 43rd Avenue	Moline	IL	—	482	7,651	1,231	—	(225)	482	8,657	9,139	2,518	5/1/2015	2003 / 2012
221 11th Avenue	Moline	IL	—	161	7,244	1,979	—	(136)	161	9,087	9,248	2,931	5/1/2015	2008
2700 14th Street	Pekin	IL	—	171	11,475	1,287	—	(549)	172	12,212	12,384	3,725	5/1/2015	2009

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2025
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
7130 Crimson Ridge Drive	Rockford	IL	—	200	7,300	3,469	—	(466)	1,596	8,907	10,503	3,295	5/1/2011	1999
1220 Lakeview Drive (6)	Romeoville	IL	—	1,120	19,582	(61)	—	—	1,058	19,583	20,641	8,504	8/21/2008	2005
1201 Hartman Lane	Shiloh	IL	—	743	7,232	2,871	—	(797)	1,237	8,812	10,049	2,286	12/8/2016	2003
900 Southwind Road	Springfield	IL	—	300	6,744	3,677	—	(756)	300	9,665	9,965	4,558	8/31/2006	1990
2705 Avenue E (8)	Sterling	IL	8,005	341	14,331	2,321	—	(296)	343	16,354	16,697	4,798	5/1/2015	2008
39 Dorothy Drive	Troy	IL	—	1,002	7,010	2,104	—	(799)	1,002	8,315	9,317	2,134	12/8/2016	2003
100 Grand Victorian Place	Washington	IL	—	241	12,046	971	—	(176)	241	12,841	13,082	3,956	5/1/2015	2009
1615 Lakeside Drive	Waukegan	IL	—	2,700	9,590	5,288	—	(944)	3,515	13,119	16,634	5,448	9/30/2011	1990
1675 Lakeside Drive	Waukegan	IL	—	2,420	9,382	4,785	—	(957)	2,906	12,724	15,630	5,162	9/30/2011	1998
6990 East County Road 100 North	Avon	IN	—	850	11,888	2,378	—	(580)	850	13,686	14,536	5,892	9/1/2008	1999
2455 Tamarack Trail (5)	Bloomington	IN	—	5,400	25,129	37,877	—	(2,591)	6,339	59,476	65,815	21,044	11/1/2008	1983
2460 Glebe Street (6)	Carmel	IN	—	2,108	57,741	2,101	—	(432)	2,133	59,385	61,518	17,489	5/1/2015	2008
701 East County Line Road	Greenwood	IN	—	1,830	14,303	1,966	—	(573)	1,918	15,608	17,526	5,460	12/1/2011	2007
8505 Woodfield Crossing Boulevard	Indianapolis	IN	—	2,785	16,396	12,045	—	(3,560)	2,838	24,828	27,666	12,303	1/11/2002	1986
2501 Friendship Boulevard	Kokomo	IN	—	512	13,009	2,580	—	(613)	512	14,976	15,488	3,459	12/27/2017	1997
603 Saint Joseph Drive	Kokomo	IN	—	220	5,899	1,858	—	(372)	220	7,385	7,605	3,138	9/1/2008	1998
1211 Longwood Drive	La Porte	IN	—	770	5,550	1,976	—	(401)	923	6,972	7,895	3,054	9/1/2008	1998
1590 West Timberview Drive	Marion	IN	—	410	5,409	1,969	—	(379)	410	6,999	7,409	2,888	9/1/2008	2000
1473 East McKay Road	Shelbyville	IN	—	190	5,328	1,739	—	(363)	190	6,704	6,894	2,788	9/1/2008	1999
222 South 25th Street	Terra Haute	IN	—	300	13,115	1,932	—	(550)	300	14,497	14,797	6,135	9/1/2008	2005
1501 Inverness Drive	Lawrence	KS	—	1,600	18,565	5,492	—	(2,136)	1,758	21,763	23,521	9,092	10/1/2009	1988
5799 Broadmoor Street	Mission	KS	—	1,522	7,246	3,412	—	—	1,584	10,596	12,180	3,244	1/17/2017	1986
3501 West 95th Street	Overland Park	KS	—	2,568	15,140	13,018	—	(3,523)	2,580	24,623	27,203	12,532	1/11/2002	1989
6555 West 75th Street	Overland Park	KS	—	1,274	1,126	17,347	—	(1,853)	1,487	16,407	17,894	8,906	10/25/2002	1985
981 Campbell Lane	Bowling Green	KY	—	365	4,345	2,659	—	(297)	365	6,707	7,072	3,094	11/19/2004	1999
102 Leonardwood Drive	Frankfort	KY	—	560	8,282	4,787	—	(1,052)	579	11,998	12,577	5,361	8/31/2006	1989
4190 Lafayette Road	Hopkinsville	KY	—	316	3,761	1,828	—	(300)	316	5,289	5,605	2,566	11/19/2004	1999
690 Mason Headley Road (7)	Lexington	KY	491	—	10,848	19,216	—	(1,859)	42	28,163	28,205	15,439	1/11/2002	1985
700 Mason Headley Road (7)	Lexington	KY	122	—	6,394	10,668	—	(2,081)	52	14,929	14,981	7,618	1/11/2002	1980
200 Brookside Drive (5)	Louisville	KY	—	3,524	20,779	13,980	—	(4,600)	3,549	30,134	33,683	16,459	1/11/2002	1984
1517 West Broadway (6)	Mayfield	KY	—	268	2,730	3,070	—	(305)	268	5,495	5,763	2,625	11/19/2004	1999
1700 Elmdale Road	Paducah	KY	—	450	5,358	2,763	—	(550)	451	7,570	8,021	3,689	11/19/2004	2000
100 Neighborly Way	Somerset	KY	—	200	4,919	2,682	—	(116)	200	7,485	7,685	3,165	11/6/2006	2000

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2025
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1295 Boylston Street	Boston	MA	—	7,600	18,140	3,263	—	(109)	7,625	21,269	28,894	8,755	1/26/2011	1930
549 Albany Street	Boston	MA	—	4,576	45,029	29	—	—	4,569	45,065	49,634	13,892	8/22/2013	1895
4 Maguire Road (8)	Lexington	MA	24,392	3,600	15,555	34,959	(7,255)	(1,003)	3,884	41,972	45,856	12,068	12/22/2008	1994
299 Cambridge Street (8)	Winchester	MA	20,795	3,218	18,988	19,072	—	(3,087)	3,290	34,901	38,191	17,013	1/11/2002	1991
2717 Riva Road	Annapolis	MD	—	1,290	12,373	4,175	—	(203)	1,290	16,345	17,635	6,498	3/31/2008	2001
658 Boulton Street (6)	Bel Air	MD	—	4,750	16,504	2	—	—	4,750	16,506	21,256	7,475	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	—	408	3,421	2,982	—	(568)	408	5,835	6,243	2,795	10/25/2002	2000
8100 Connecticut Avenue	Chevy Chase	MD	—	15,170	92,830	22,995	—	(6,799)	15,177	109,019	124,196	38,506	12/15/2011	1990
8220 Snowden River Parkway (6)	Columbia	MD	—	1,390	10,303	2,576	—	(73)	1,390	12,806	14,196	5,291	3/31/2008	2001
700 Port Street	Easton	MD	—	383	4,555	4,838	—	(912)	394	8,470	8,864	4,263	10/25/2002	2000
3004 North Ridge Road (8)	Ellicott City	MD	15,368	1,409	22,691	17,071	—	(4,529)	1,613	35,029	36,642	17,156	3/1/2004	1997
1820 Latham Drive	Frederick	MD	—	385	3,444	2,344	—	(620)	385	5,168	5,553	2,638	10/25/2002	1998
2100 Whittier Drive (8)	Frederick	MD	17,364	1,260	9,464	4,238	—	(555)	1,260	13,147	14,407	5,664	3/31/2008	1999
10116 Sharpsburg Pike (8)	Hagerstown	MD	14,224	1,040	7,471	6,628	—	(830)	1,044	13,265	14,309	5,862	3/31/2008	1999
715 Benfield Road	Severna Park	MD	—	229	9,798	4,483	—	(1,578)	246	12,686	12,932	6,553	10/25/2002	1998
14400 Homecrest Road	Silver Spring	MD	—	1,200	9,288	12,384	—	(2,079)	1,207	19,586	20,793	8,951	10/25/2002	1996
8301 Golden Valley Road	Golden Valley	MN	—	1,256	4,680	3,969	—	—	1,318	8,587	9,905	1,806	2/10/2016	1998
8401 Golden Valley Road	Golden Valley	MN	—	1,510	5,742	3,577	—	(52)	1,572	9,205	10,777	3,093	2/10/2016	1998
8501 Golden Valley Road	Golden Valley	MN	—	1,263	4,288	2,392	—	—	1,324	6,619	7,943	2,108	2/10/2016	1998
1201 Northland Drive	Mendota Heights	MN	—	1,220	10,208	1,294	—	(771)	1,496	10,455	11,951	4,088	1/25/2011	1989
12700 Whitewater Drive	Minnetonka	MN	—	5,453	8,108	8,578	—	—	5,453	16,686	22,139	6,749	10/2/2017	1998
20600 South Diamond Lake Road	Rogers	MN	—	2,760	45,789	5,193	(20,359)	(16,234)	1,195	15,954	17,149	7,022	3/1/2008	1999
5351 Gretna Road (6)	Branson	MO	—	743	10,973	2,004	—	(288)	754	12,678	13,432	3,898	5/1/2015	2002
845 N New Ballas Court	Creve Coeur	MO	—	1,582	16,328	4,575	—	(91)	2,466	19,928	22,394	4,603	1/22/2018	2006
3828 College View Drive	Joplin	MO	—	260	11,382	2,601	—	(1,219)	260	12,764	13,024	4,379	8/31/2012	2003
640 E Highland Avenue (6)	Nevada	MO	—	311	5,703	1,018	—	—	311	6,721	7,032	2,184	5/1/2015	1997
2410 W Chesterfield Blvd	Springfield	MO	—	924	12,772	1,663	—	—	924	14,435	15,359	4,448	5/1/2015	1999
3540 East Cherokee Street	Springfield	MO	—	1,084	11,339	1,776	—	(232)	1,129	12,838	13,967	4,147	5/1/2015	1996
118 Alamance Road (8)	Burlington	NC	13,792	575	9,697	3,625	—	(863)	575	12,459	13,034	4,392	6/20/2011	1998
1050 Crescent Green Drive	Cary	NC	—	713	4,628	5,706	—	(1,586)	713	8,748	9,461	4,068	10/25/2002	1999
2101 Runnymede Lane	Charlotte	NC	—	2,475	11,451	3,747	—	(1,615)	2,458	13,600	16,058	4,867	6/20/2011	1999
5920 McChesney Drive & 6101 Clarke Creek Parkway	Charlotte	NC	—	1,320	21,750	5,940	—	(1,677)	1,320	26,013	27,333	10,165	11/17/2009	1999 / 2001
500 Penny Lane NE (8)	Concord	NC	12,807	1,687	17,603	2,580	—	(1,268)	1,687	18,915	20,602	4,870	6/29/2016	1997

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2025
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
1002 Highway 54	Durham	NC	—	595	5,200	1,892	—	(212)	595	6,880	7,475	2,642	6/20/2011	1988
5213 South Alston Avenue	Durham	NC	—	1,093	31,377	560	—	—	1,093	31,937	33,030	8,715	1/29/2015	2010
2755 Union Road (8)	Gastonia	NC	9,389	1,104	17,834	3,097	—	(1,591)	1,104	19,340	20,444	4,707	6/29/2016	1998
1001 Phifer Road	Kings Mountain	NC	—	655	8,283	2,456	—	(574)	657	10,163	10,820	3,906	6/23/2011	1998
128 Brawley School Road	Mooresville	NC	—	595	7,305	2,441	—	(467)	613	9,261	9,874	3,474	6/23/2011	1999
1309, 1321, & 1325 McCarthy Boulevard (5)	New Bern	NC	—	1,245	20,898	5,383	—	(788)	1,245	25,493	26,738	9,183	6/20/2011	2001/2005/2008
13150 & 13180 Dorman Road	Pineville	NC	—	1,180	22,800	6,312	—	(1,758)	1,180	27,354	28,534	10,725	11/17/2009	1998
801 Dixie Trail (5)	Raleigh	NC	—	3,233	17,788	2,752	—	(1,307)	3,236	19,230	22,466	5,175	6/29/2016	1992
2744 South 17th Street	Wilmington	NC	—	1,134	14,771	3,551	—	(1,621)	1,139	16,696	17,835	4,371	4/18/2016	1998
1730 Parkwood Boulevard West (8)	Wilson	NC	8,744	610	14,787	3,322	—	(734)	610	17,375	17,985	6,428	6/20/2011	2004/2006
17007 Elm Plaza (6)	Omaha	NE	—	4,680	22,022	—	—	—	4,680	22,022	26,702	9,564	8/21/2008	2007
3030 South 80th Street	Omaha	NE	—	650	5,850	2,706	—	(582)	650	7,974	8,624	3,776	6/3/2005	1992
1400 Route 70	Lakewood	NJ	—	4,885	28,803	21,796	—	(4,486)	4,905	46,093	50,998	22,261	1/11/2002	1987
2 Hillside Drive	Mt. Arlington	NJ	—	1,375	11,232	3,054	—	(773)	1,393	13,495	14,888	7,152	12/29/2003	2001
655 Pomander Walk	Teaneck	NJ	—	4,950	44,550	20,114	—	(5,283)	4,984	59,347	64,331	18,322	12/15/2011	1989
10500 Academy Road NE (5)	Albuquerque	NM	—	3,828	22,572	13,799	—	(3,286)	3,828	33,085	36,913	16,577	1/11/2002	1986
4100 Prospect Avenue NE (6)	Albuquerque	NM	—	540	10,105	8	—	—	540	10,113	10,653	4,601	10/30/2007	1977
4300 Landau Street NE (6)	Albuquerque	NM	—	1,060	9,875	8	—	—	1,060	9,883	10,943	4,497	10/30/2007	1973
4411 The 25 Way	Albuquerque	NM	—	3,480	25,245	7,146	—	(2,194)	4,270	29,407	33,677	11,576	12/22/2010	1970
4420 The 25 Way	Albuquerque	NM	—	1,430	2,609	1,559	—	(152)	1,751	3,695	5,446	1,548	12/22/2010	1970
9190 Coors Boulevard NW (6)	Albuquerque	NM	—	1,660	9,173	8	—	—	1,660	9,181	10,841	4,177	10/30/2007	1983
2200 East Long Street (8)	Carson City	NV	12,130	622	17,900	2,214	—	(477)	622	19,637	20,259	5,888	5/1/2015	2009
3201 Plumas Street (8)	Reno	NV	26,369	2,420	49,580	11,630	—	(2,193)	2,420	59,017	61,437	21,110	12/15/2011	1989
200 Old County Road (8)	Mineola	NY	21,796	4,920	24,056	18,939	—	(2,353)	4,920	40,642	45,562	14,953	9/30/2011	1971
537 Riverdale Avenue	Yonkers	NY	—	8,460	90,561	22,288	—	(7,479)	8,465	105,365	113,830	34,912	8/31/2012	2000
4590 Knightsbridge Boulevard	Columbus	OH	—	3,623	27,778	25,274	—	(5,240)	3,732	47,703	51,435	23,680	1/11/2002	1989
3929 Hoover Road (6)	Grove City	OH	—	332	3,081	1,015	—	—	332	4,096	4,428	3,010	6/4/1993	1965
7555 Innovation Way	Mason	OH	—	1,025	12,883	—	—	—	1,025	12,883	13,908	2,978	10/6/2016	2015
8709 S.E. Causey Avenue	Portland	OR	—	3,303	77,428	8,905	(26,073)	(10,649)	2,201	50,713	52,914	9,941	5/1/2015	1985 / 1991
71 Darlington Road (8)	Beaver Falls	PA	9,544	1,500	13,500	3,888	—	(1,042)	1,523	16,323	17,846	7,473	10/31/2005	1997
950 Morgan Highway	Clarks Summit	PA	—	1,001	8,233	3,235	—	(352)	1,017	11,100	12,117	5,337	12/29/2003	2001
600 N. Pottstown Pike	Exton	PA	—	1,001	8,233	4,184	—	(569)	1,001	11,848	12,849	5,790	12/29/2003	2000
242 Baltimore Pike	Glen Mills	PA	—	1,001	8,233	4,605	—	(382)	1,001	12,456	13,457	5,719	12/29/2003	2001

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2025
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
20 Capital Drive	Harrisburg	PA	—	397	9,333	36	—	—	397	9,369	9,766	2,559	1/29/2015	2013
210 Mall Boulevard (8)	King of Prussia	PA	3,184	1,540	4,743	2,841	—	—	1,952	7,172	9,124	3,444	8/8/2008	1970
800 Manor Drive	New Britain (Chalfont)	PA	—	979	8,052	3,727	—	(695)	981	11,082	12,063	5,699	12/29/2003	1998
5750 Centre Avenue (8)	Pittsburgh	PA	6,514	3,000	11,828	6,056	—	(1,093)	3,788	16,003	19,791	7,289	6/11/2008	1991
700 Northampton Street (8)	Tiffany Court (Kingston)	PA	8,097	—	5,682	3,821	—	(687)	—	8,816	8,816	4,041	12/29/2003	1997
5250 Meadowgreen Drive	Whitehall	PA	—	1,599	14,401	5,348	—	(1,613)	1,599	18,136	19,735	8,562	10/31/2005	1987
1304 McLees Road	Anderson	SC	—	295	3,509	2,256	—	(394)	295	5,371	5,666	2,564	11/19/2004	1999
719 Kershaw Highway (6)	Camden	SC	—	322	3,697	2,519	—	(746)	324	5,468	5,792	2,790	11/19/2004	1999
1901 West Carolina Avenue (6)	Hartsville	SC	—	401	4,775	3,243	—	(515)	401	7,503	7,904	3,314	11/19/2004	1999
218 Old Chapin Road	Lexington	SC	—	363	4,322	2,233	—	(528)	363	6,027	6,390	3,027	11/19/2004	1999
491 Highway 17	Little River	SC	—	750	9,018	3,455	—	(774)	750	11,699	12,449	4,552	6/23/2011	2000
601 Mathis Ferry Road	Mt. Pleasant	SC	—	1,687	12,612	706	(10,794)	(2,021)	2,190	—	2,190	—	6/29/2016	1999
937 Bowman Road	Mt. Pleasant	SC	—	3,898	31,613	16,234	—	(4,842)	3,830	43,073	46,903	13,398	7/1/2012	1997 / 1983
9547 Highway 17 North	Myrtle Beach	SC	—	543	3,202	13,085	(3,192)	(4,490)	333	8,815	9,148	2,735	1/11/2002	1980
2306 Riverbank Drive	Orangeburg	SC	—	303	3,607	2,089	—	(436)	303	5,260	5,563	2,699	11/19/2004	1999
6716 Nolensville Road	Brentwood	TN	—	1,528	6,037	624	—	(165)	1,528	6,496	8,024	2,074	11/30/2012	2010
207 Uffelman Drive	Clarksville	TN	—	320	2,994	2,982	—	(222)	320	5,754	6,074	2,370	12/31/2006	1997
51 Patel Way	Clarksville	TN	—	800	10,322	9,977	—	(1,409)	833	18,857	19,690	6,322	12/19/2012	2005
2900 Westside Drive NW	Cleveland	TN	—	305	3,627	3,025	—	(496)	305	6,156	6,461	2,760	11/19/2004	1998
1010 East Spring Street (6)	Cookeville	TN	—	322	3,828	2,484	—	(540)	322	5,772	6,094	2,724	11/19/2004	1998
105 Sunrise Circle (6)	Franklin	TN	—	322	3,833	1,905	—	(402)	329	5,329	5,658	2,636	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	—	280	3,327	2,561	—	(284)	282	5,602	5,884	2,623	11/19/2004	1998
1200 North Parkway	Jackson	TN	—	295	3,506	2,122	—	(300)	299	5,324	5,623	2,452	11/19/2004	1999
550 Deer View Way	Jefferson City	TN	—	940	8,057	2,799	—	(626)	948	10,222	11,170	3,292	10/15/2013	2001
10914 Kingston Pike (8)	Knoxville	TN	4,043	613	12,410	1,876	—	(1,116)	617	13,166	13,783	2,733	6/29/2018	2008
3030 Holbrook Drive	Knoxville	TN	—	352	7,128	2,660	—	(815)	360	8,965	9,325	1,844	6/29/2018	1999
100 Chatuga Drive West (8)	Loudon	TN	13,434	580	16,093	34,049	—	(1,714)	1,094	47,914	49,008	5,937	1/19/2018	2003
350 Volunteer Drive (6)	Paris	TN	—	110	12,100	2,444	—	(905)	110	13,639	13,749	3,547	6/29/2016	1997
971 State Hwy 121 (6)	Allen	TX	—	2,590	17,912	—	—	—	2,590	17,912	20,502	7,779	8/21/2008	2006
6818 Austin Center Boulevard	Austin	TX	—	1,540	27,467	4,419	—	(1,017)	1,709	30,700	32,409	13,142	10/31/2008	1994
7600 N Capital Texas Highway	Austin	TX	—	300	4,557	1,784	—	—	300	6,341	6,641	2,510	12/22/2010	1996
4620 Bellaire Boulevard	Bellaire	TX	—	1,238	11,010	7,519	—	(1,860)	1,325	16,582	17,907	11,047	10/1/2012	1991
120 Crosspoint Drive	Boerne	TX	—	220	4,926	2,087	—	(188)	227	6,818	7,045	2,966	2/7/2008	1990

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2025
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
4015 Interstate 45	Conroe	TX	—	620	14,074	2,524	—	(447)	620	16,151	16,771	6,298	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	—	2,300	25,200	12,701	—	(3,714)	2,324	34,163	36,487	12,680	12/15/2011	1989
7831 Park Lane (5)	Dallas	TX	—	4,709	27,768	28,064	—	(4,876)	5,432	50,233	55,665	25,772	1/11/2002	1990
1575 Belvidere Street	El Paso	TX	—	2,301	13,567	16,798	—	(2,201)	2,316	28,149	30,465	12,937	1/11/2002	1987
96 Frederick Road (8)	Fredericksburg	TX	6,527	280	4,866	7,165	—	(303)	280	11,728	12,008	4,333	2/7/2008	1999
13215 Dotson Road	Houston	TX	—	990	13,887	3,128	—	(852)	1,234	15,919	17,153	5,483	7/17/2012	2007
777 North Post Oak Road	Houston	TX	—	5,537	32,647	45,313	—	(7,879)	5,540	70,078	75,618	31,329	1/11/2002	1989
9812 Slide Road	Lubbock	TX	—	1,110	9,798	1,201	—	—	1,110	10,999	12,109	4,093	6/4/2010	2009
605 Gateway Central	Marble Falls	TX	—	1,440	7,125	3,010	—	(941)	1,440	9,194	10,634	3,333	12/19/2012	1994 / 2002
7150 N. President George Bush Turnpike	North Garland	TX	—	1,981	8,548	2,144	(346)	(1,785)	1,947	8,595	10,542	1,746	12/31/2012	2006
500 Coit Road (6)	Plano	TX	—	3,463	44,841	838	—	—	3,468	45,674	49,142	7,356	12/20/2019	2016
18302 Talavera Ridge	San Antonio	TX	—	6,855	30,630	2,880	—	—	6,855	33,510	40,365	8,854	1/29/2015	2008
21 Spurs Lane (8)	San Antonio	TX	12,441	3,141	23,142	7,375	—	(317)	3,211	30,130	33,341	9,279	4/10/2014	2006
311 West Nottingham Place (5)	San Antonio	TX	—	4,283	25,256	19,829	—	(5,565)	4,359	39,444	43,803	20,385	1/11/2002	1989
511 & 575 Knights Cross Drive	San Antonio	TX	—	2,300	20,400	5,123	—	(1,988)	2,306	23,529	25,835	9,498	11/17/2009	2003
5055 West Panther Creek Drive (8)	Woodlands	TX	22,542	3,694	21,782	17,930	—	(6,114)	4,353	32,939	37,292	17,781	1/11/2002	1988
491 Crestwood Drive	Charlottesville	VA	—	641	7,633	3,982	—	(1,066)	646	10,544	11,190	5,332	11/19/2004	1998
1005 Elysian Place (8)	Chesapeake	VA	9,882	2,370	23,705	4,523	—	(1,678)	2,589	26,331	28,920	9,709	6/20/2011	2006
4027 Martinsburg Pike (6)	Clear Brook	VA	—	3,775	21,768	71	—	—	3,847	21,767	25,614	5,943	1/29/2015	2013
20 HeartFields Lane (6)	Fredericksburg	VA	—	287	8,480	3,173	—	(1,168)	287	10,485	10,772	5,591	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	—	1,103	13,126	6,301	—	(1,584)	1,108	17,838	18,946	8,777	11/19/2004	1996
655 Denbigh Boulevard	Newport News	VA	—	581	6,921	3,200	—	(686)	584	9,432	10,016	4,742	11/19/2004	1998
6160 Kempsville Circle	Norfolk	VA	—	3,263	7,615	5,585	—	(285)	3,374	12,804	16,178	3,888	12/22/2017	1987
6161 Kempsville Road	Norfolk	VA	—	1,530	9,531	4,841	—	(686)	1,530	13,686	15,216	5,902	12/22/2008	1999
6311 Granby Street (8)	Norfolk	VA	7,742	1,920	16,538	6,046	—	(1,650)	2,014	20,840	22,854	8,037	6/20/2011	2005
885 Kempsville Road	Norfolk	VA	—	1,780	8,354	4,318	—	(1,169)	2,014	11,269	13,283	4,746	5/20/2009	1981
531 Wythe Creek Road	Poquoson	VA	—	220	2,041	1,751	—	(275)	220	3,517	3,737	1,615	5/30/2003	1987
10800 Nuckols Road (8)	Glen Allen	VA	5,846	2,863	11,105	1,975	—	—	2,863	13,080	15,943	3,050	3/28/2018	2000
3000 Skipwith Road	Richmond	VA	—	732	8,717	2,501	—	(798)	732	10,420	11,152	5,232	11/19/2004	1999
5620 Wesleyan Drive (8)	Virginia Beach	VA	7,143	893	7,926	5,332	—	(783)	893	12,475	13,368	8,401	9/1/2012	1990
4132 Longhill Road	Williamsburg	VA	—	270	2,468	2,398	(945)	(1,583)	162	2,446	2,608	1,038	5/30/2003	1987
440 McLaws Circle	Williamsburg	VA	—	1,466	17,340	1,195	—	(1,040)	1,466	17,495	18,961	4,315	6/29/2016	1998
516 Kenosia Avenue South	Kent	WA	—	1,300	8,458	3,875	—	(812)	1,368	11,453	12,821	4,305	7/31/2012	1971

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)

				Initial Cost to Company					Cost at December 31, 2025
Address	City	State	Encumbrances (1)	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Cost Basis Adjustment (2)	Land	Buildings, Improvements & Equipment	Total (3)	Accumulated Depreciation (4)	Date Acquired	Original Construction Date
555 16th Avenue (6)	Seattle	WA	—	256	4,869	68	—	(513)	256	4,424	4,680	3,555	11/1/1993	1964
3003 West Good Hope Road	Glendale	WI	—	1,500	33,747	2,232	—	—	1,500	35,979	37,479	13,711	9/30/2009	1963
215 Washington Street	Grafton	WI	—	500	10,058	344	—	—	500	10,402	10,902	4,086	9/30/2009	2009
N168W22022 Main Street	Jackson	WI	—	188	5,962	1,726	—	(308)	192	7,376	7,568	2,306	12/1/2014	2005
8351 Sheridan Road	Kenosha	WI	—	750	7,669	1,671	—	(77)	758	9,255	10,013	3,891	1/1/2008	2000
5601 Burke Road	Madison	WI	—	700	7,461	2,403	—	(118)	712	9,734	10,446	4,135	1/1/2008	2000
7707 N. Brookline Drive	Madison	WI	—	2,615	35,545	5,557	—	(1,552)	2,631	39,534	42,165	11,678	12/1/2014	1999 / 2004
10803 North Port Washington Road	Mequon	WI	—	800	8,388	4,122	—	(279)	805	12,226	13,031	4,494	1/1/2008	1999
701 East Puetz Road (8)	Oak Creek	WI	16,633	650	18,396	4,236	—	(731)	1,540	21,011	22,551	9,555	1/1/2008	2001
W231 N1440 Corporate Court	Pewaukee	WI	—	3,900	41,140	2,960	—	—	3,900	44,100	48,000	16,715	9/30/2009	1994
8348 & 8400 Washington Avenue	Racine	WI	—	1,150	22,436	1,233	—	—	1,150	23,669	24,819	9,116	9/30/2009	1986
1221 North 26th Street	Sheboygan	WI	—	300	975	104	—	—	300	1,079	1,379	396	9/30/2009	1987
1222 North 23rd Street	Sheboygan	WI	—	120	4,014	150	—	—	120	4,164	4,284	1,631	9/30/2009	1987
2414 Kohler Memorial Drive	Sheboygan	WI	—	1,400	35,168	2,225	—	—	1,400	37,393	38,793	14,289	9/30/2009	1986
1125 N Edge Trail	Verona	WI	—	1,365	9,581	2,749	—	(821)	1,372	11,502	12,874	3,572	11/1/2013	2001
3289 North Mayfair Road	Wauwatosa	WI	—	2,300	6,245	586	—	—	2,300	6,831	9,131	2,537	9/30/2009	1964
		Total	$469,116	$522,369	$4,016,133	$1,905,063	$(85,136)	$(409,623)	$542,403	$5,406,403	$5,948,806	$2,089,906
	Properties Held for Sale		—	8,906	78,845	23,369	(47,834)	(16,095)	3,122	44,069	47,191	25,140
	Grand Total		$469,116	$531,275	$4,094,978	$1,928,432	$(132,970)	$(425,718)	$545,525	$5,450,472	$5,995,997	$2,115,046
(1)    Represents mortgage debts and finance leases.
(2)    Represents reclassifications between accumulated depreciation and buildings, improvements and equipment made to record certain properties at fair value in accordance with GAAP.
(3)    Aggregate cost for federal income tax purposes is approximately $6,904,894.
(4)    We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.
(5)    These properties are collateral for our undrawn $150,000 secured credit facility.
(6)    These properties are collateral for our $375,000 senior secured notes due 2030.
(7)    These properties are subject to our $613 of finance leases.
(8)    These properties are collateral for our $468,503 of mortgage notes.

DIVERSIFIED HEALTHCARE TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(dollars in thousands)
Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance as of December 31, 2022	$6,692,543	$1,828,352
Additions	241,720	264,171
Disposals	(16,750)	—
Impairment	(18,380)	—
Cost basis adjustment (1)	(71,608)	(71,608)
Reclassification of assets held for sale, net	(9,058)	(72)
Balance as of December 31, 2023	6,818,467	2,020,843
Additions	186,815	270,802
Disposals	(74,605)	(24,183)
Impairment	(70,734)	—
Cost basis adjustment (1)	(57,966)	(57,966)
Reclassification of assets held for sale, net	(378,725)	(126,719)
Balance as of December 31, 2024	6,423,252	2,082,777
Additions	143,359	250,870
Disposals	(692,360)	(244,457)
Impairment	(165,702)	—
Cost basis adjustment (1)	(100,756)	(100,756)
Reclassification of assets held for sale, net	341,013	101,472
Balance as of December 31, 2025	$5,948,806	$2,089,906
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
Dated: February 23, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Bilotto	Managing Trustee, President and Chief Executive Officer (principal executive officer)	February 23, 2026
Christopher J. Bilotto

/s/ Matthew C. Brown	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 23, 2026
Matthew C. Brown

/s/ Alan L. Felder	Independent Trustee	February 23, 2026
Alan L. Felder

/s/ Phyllis M. Hollis	Independent Trustee	February 23, 2026
Phyllis M. Hollis

/s/ Lisa Harris Jones	Independent Trustee	February 23, 2026
Lisa Harris Jones

/s/ Dawn K. Neher	Independent Trustee	February 23, 2026
Dawn K. Neher

/s/ Adam D. Portnoy	Managing Trustee	February 23, 2026
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 23, 2026
Jeffrey P. Somers