Form 10-Q
period 2026-03-31
DIVERSIFIED HEALTHCARE TRUST
filed 2026-05-04
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-15319
DIVERSIFIED HEALTHCARE TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3445278
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant's common shares outstanding as of April 30, 2026: 242,106,926

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

March 31, 2026

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Real estate properties:
Land	$542,645	$542,403
Buildings and improvements	5,420,371	5,406,403
Total real estate properties, gross	5,963,016	5,948,806
Accumulated depreciation	(2,144,130)	(2,089,906)
Total real estate properties, net	3,818,886	3,858,900
Investments in unconsolidated joint ventures	119,622	120,126
Assets of properties held for sale	—	23,085
Cash and cash equivalents	121,774	105,407
Restricted cash	18,078	16,392
Equity method investment	—	27,200
Acquired real estate leases and other intangible assets, net	19,556	20,663
Other assets, net	169,636	189,477
Total assets	$4,267,552	$4,361,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured revolving credit facility	$—	$—
Senior secured notes, net	365,516	365,005
Senior unsecured notes, net	1,581,427	1,580,726
Secured debt and finance leases, net	454,633	455,093
Liabilities of properties held for sale	—	3,426
Accrued interest	26,078	30,683
Other liabilities	219,479	260,749
Total liabilities	2,647,133	2,695,682

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 242,108,632 and 242,121,025 shares issued and outstanding, respectively	2,421	2,421
Additional paid in capital	4,623,200	4,622,572
Cumulative net income	1,078,862	1,122,137
Cumulative other comprehensive loss	(93)	(12)
Cumulative distributions	(4,083,971)	(4,081,550)
Total shareholders' equity	1,620,419	1,665,568
Total liabilities and shareholders' equity	$4,267,552	$4,361,250
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental income	$49,246	$58,558
Residents fees and services	317,225	328,306
Total revenues	366,471	386,864

Expenses:
Property operating expenses	290,556	314,326
Depreciation and amortization	62,914	68,325
General and administrative	14,038	9,000
Acquisition and certain other transaction related costs	3,693	24
Impairment of assets	—	38,472
Total expenses	371,201	430,147

(Loss) gain on sale of real estate	(1,207)	110,140
Gain on insurance recoveries	—	7,522
Interest and other income	233	2,099
Interest expense (including net amortization of debt discounts, premiums and issuance costs of $2,329 and $26,087, respectively)	(37,045)	(57,831)
Loss on modification or early extinguishment of debt	—	(29,071)
Loss before income taxes and equity in net earnings of investees	(42,749)	(10,424)
Income tax expense	(622)	(49)
Equity in net earnings of investees	96	1,487
Net loss	$(43,275)	$(8,986)

Other comprehensive (loss) income:
Equity in unrealized gains of an investee	—	27
Unrealized loss on derivative	(81)	(6)
Other comprehensive (loss) income	(81)	21
Comprehensive loss	$(43,356)	$(8,965)

Weighted average common shares outstanding (basic and diluted)	240,689	239,957

Net loss per common share (basic and diluted)	$(0.18)	$(0.04)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

					Cumulative
			Additional		Other		Total
	Number of	Common	Paid in	Cumulative	Comprehensive	Cumulative	Shareholders'
	Shares	Shares	Capital	Net Income	(Loss) Income	Distributions	Equity
Balance at December 31, 2025:	242,121,025	$2,421	$4,622,572	$1,122,137	$(12)	$(4,081,550)	$1,665,568
Net loss	—	—	—	(43,275)	—	—	(43,275)
Other comprehensive income	—	—	—	—	(81)	—	(81)
Distributions	—	—	—	—	—	(2,421)	(2,421)
Share grants	—	—	716	—	—	—	716
Share repurchases	(12,393)	—	(88)	—	—	—	(88)
Balance at March 31, 2026:	242,108,632	$2,421	$4,623,200	$1,078,862	$(93)	$(4,083,971)	$1,620,419

Balance at December 31, 2024:	241,271,703	$2,413	$4,620,313	$1,408,023	$(17)	$(4,071,889)	$1,958,843
Net loss	—	—	—	(8,986)	—	—	(8,986)
Other comprehensive income	—	—	—	—	21	—	21
Distributions	—	—	—	—	—	(2,413)	(2,413)
Share grants	33,582	—	605	—	—	—	605
Share repurchases	(2,035)	—	(6)	—	—	—	(6)
Share forfeitures	(35,431)	—	(13)	—	—	—	(13)
Balance at March 31, 2025:	241,267,819	$2,413	$4,620,899	$1,399,037	$4	$(4,074,302)	$1,948,051
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,275)	$(8,986)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	62,914	68,325
Net amortization of debt discounts, premiums and issuance costs	2,329	26,087
Payment of accreted interest on senior secured notes	—	(34,700)
Straight line rental income	(57)	(455)
Amortization of acquired real estate leases and other intangible assets, net	29	26
Loss on modification or early extinguishment of debt	—	29,071
Impairment of assets	—	38,472
Loss (gain) on sale of real estate	1,207	(110,140)
Gain on insurance recoveries	—	(7,522)
Other non-cash adjustments, net	(226)	(351)
Unconsolidated joint venture distributions	600	—
Equity in net earnings of investees	(96)	(1,487)
Change in assets and liabilities:
Deferred leasing costs, net	(1,714)	(773)
Other assets	20,766	6,444
Accrued interest	(4,605)	(1,733)
Other liabilities	(29,530)	(5,521)
Net cash provided by (used in) operating activities	8,342	(3,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(35,166)	(39,650)
Proceeds from sale of real estate, net	21,693	318,235
Equity method investment distributions	27,200	17,000
Contributions to unconsolidated joint ventures	—	(5,800)
Proceeds from insurance recoveries	—	1,308
Purchase of interest rate cap	(147)	—
Net cash provided by investing activities	13,580	291,093

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	—	140,000
Redemption of senior secured notes	—	(238,555)
Repayment of other debt	(1,187)	(840)
Early extinguishment of debt settled in cash	—	(25,903)
Payment of debt issuance costs	(173)	(3,332)
Repurchase of common shares	(88)	(6)
Distributions to shareholders	(2,421)	(2,413)
Net cash used in financing activities	(3,869)	(131,049)

Increase in cash and cash equivalents and restricted cash	18,053	156,801
Cash and cash equivalents and restricted cash at beginning of period	121,799	149,854
Cash and cash equivalents and restricted cash at end of period	$139,852	$306,655

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (1)	$39,321	$68,177
Income taxes paid	$—	$—

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$5,915	$14,383
(1)Includes $34,700 of accreted interest paid during the three months ended March 31, 2025 on our then outstanding senior secured notes due 2026.
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of March 31,
	2026	2025
Cash and cash equivalents	$121,774	$302,577
Restricted cash (1)	18,078	4,078
Total cash and cash equivalents and restricted cash	$139,852	$306,655
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Diversified Healthcare Trust and its subsidiaries, or DHC, we, us, or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or our Annual Report.
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
We have been, are currently and expect in the future to be involved in claims, lawsuits and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of our business. While the outcome of any litigation is inherently uncertain, we do not believe any currently pending litigation or proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.
Note 2. Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses, or ASU No. 2024-03, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to condensed consolidated financial statements for both interim and annual reporting periods. ASU 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that ASU 2024-03 will have on our condensed consolidated financial statements.
Note 3. Real Estate and Other Investments
As of March 31, 2026, we owned 285 properties located in 33 states and Washington, D.C., and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states.
Acquisitions:
In April 2026, we acquired two land parcels located in Lexington, Kentucky previously subject to our finance leases pursuant to our exercise of a purchase option for an aggregate purchase price of $14,500, excluding closing costs.
Dispositions:
The table below represents the sale prices, excluding closing costs, of our dispositions for the three months ended March 31, 2026. We do not believe these sales represent a strategic shift in our business. As a result, the results of operations

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

			Number of	Number of
Date of Sale	State	Type of Property	Properties	Units	Sales Price	Loss on Sale
March 2026	Various	Senior Living (SHOP)	13	669	$23,000	$(1,207)

Impairment:
We regularly evaluate our assets for indicators of impairment. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected assets by comparing it to the expected future undiscounted cash flows to be generated from those assets. The future cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value. We did not record any impairment charges on our properties during the three months ended March 31, 2026.
Investments and Capital Expenditures:
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented:

	Three Months Ended March 31,
	2026	2025
SHOP fixed assets and capital improvements	$14,193	$21,115
Medical Office and Life Science Portfolio capital expenditures:
Lease related costs (1)	3,532	3,847
Building improvements (2)	1,003	1,524
Subtotal Medical Office and Life Science Portfolio	4,535	5,371
Total recurring capital expenditures	$18,728	$26,486

Development, redevelopment and other activities - SHOP (3)	$2,981	$5,568
Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	121	—
Total development, redevelopment and other activities	$3,102	$5,568

Capital expenditures by segment:
SHOP	$17,174	$26,683
Medical Office and Life Science Portfolio	4,656	5,371
Total capital expenditures	$21,830	$32,054
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
Equity Method Investments in Unconsolidated Joint Ventures:
We own a 10% equity interest in Seaport Innovation LLC, or the Seaport JV, an unconsolidated joint venture that owns one life science property located in Boston, Massachusetts totaling 1,134,479 square feet.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We own a 20% equity interest in The LSMD Fund REIT LLC, or the LSMD JV, an unconsolidated joint venture that owns 10 medical office and life science properties located in five states totaling 1,068,763 square feet.
We account for the unconsolidated joint ventures using the equity method of accounting under the fair value option. We recognized changes in the fair value of our investments in the unconsolidated joint ventures of $96 and $1,138 during the three months ended March 31, 2026 and 2025, respectively. These amounts are included in equity in net earnings of investees in our condensed consolidated statements of comprehensive income (loss).
See Note 7 for further information regarding the valuation of our investment in these joint ventures.
Equity Method Investment in AlerisLife:
As of March 31, 2026, we owned approximately 34% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We did not control the activities that were most significant to AlerisLife and, as a result, we accounted for our non-controlling interest in AlerisLife using the equity method of accounting. As of December 31, 2025, AlerisLife had ceased operations and was in the process of winding down its business. As of March 31, 2026 and December 31, 2025, our investment in AlerisLife had a carrying value of $0 and $27,200, respectively.
In connection with the wind-down of its business, on January 9, 2026, AlerisLife paid an aggregate cash dividend of $80,000 to its stockholders. Our pro rata share of this cash dividend was $27,200, thereby reducing the carrying value of our investment in AlerisLife to $0 as of March 31, 2026. We recognized no income or loss from our former equity method investment in AlerisLife for the three months ended March 31, 2026. We recognized income of $349 for the three months ended March 31, 2025, included in equity in net earnings of investees in our condensed consolidated statements of comprehensive income (loss). See Note 11 for more information regarding our former equity method investment in AlerisLife.
Note 4. Senior Living Community Management Agreements
Our managed senior living communities are operated by third parties pursuant to management agreements. Beginning in September 2025, we transitioned the management of 116 of our senior living communities previously managed by Five Star Senior Living, or Five Star, which was an operating division of AlerisLife, to seven different third party managers in connection with AlerisLife’s sale of all of its assets and the wind-down of its business. As of December 31, 2025, we completed the transition of the management agreements for all of senior living communities previously managed by Five Star to these managers. In December 2025, we and Five Star terminated our amended and restated master management agreement, or the Master Management Agreement, as part of the wind-down of AlerisLife’s business. We lease to our taxable REIT subsidiaries, or TRSs, nearly all of our senior living communities managed by third party managers.
We incurred management fees payable to Five Star of $0 and $11,234 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, $0 and $10,639, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $0 and $595, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
Our Senior Living Communities Managers. As of March 31, 2026 and 2025, respectively, our managers managed 199 and 231 of our senior living communities, including closed communities.
We incurred management fees payable to our managers, other than Five Star, of $18,141 and $6,334 for the three months ended March 31, 2026 and 2025, respectively. Additionally, we incurred incentive management fees payable to certain of our operators of $0 and $351 for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended March 31,
	2026	2025
Basic housing and support services	$278,687	$252,772
Private pay and other third party payer skilled nursing facility services	20,415	48,254
Medicare and Medicaid programs	18,123	27,280
Total residents fees and services	$317,225	$328,306
The following table provides a summary of our managers that manage a large concentration of our senior living communities as of March 31, 2026:

		% of Gross
	Number of	Real Estate
	Communities	Properties
Sinceri Senior Living	38	30.7%
Discovery Senior Living	44	23.8%
Tutera Senior Living	18	8.9%
Phoenix Senior Living	26	7.1%
Charter Senior Living	30	7.0%
Remaining (1)	43	22.5%
Total	199	100.0%
(1)Includes closed senior living communities, if any.
Note 5. Leases
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
We increased rental income to record revenue on a straight line basis by $57 and $455 for the three months ended March 31, 2026 and 2025, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $62,220 and $62,163 of straight line rent receivables at March 31, 2026 and December 31, 2025, respectively, and are included in other assets, net in our condensed consolidated balance sheets.
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $9,512 and $10,838 for the three months ended March 31, 2026 and 2025, respectively, of which tenant reimbursements totaled $9,473 and $10,423, respectively.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Right of Use Asset and Lease Liability: For leases where we are the lessee, we recognize a right of use asset and a lease liability equal to the present value of the minimum lease payments, with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $15,636 and $16,016, respectively, as of March 31, 2026, and $16,537 and $16,921, respectively, as of December 31, 2025. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.
Note 6. Indebtedness
At March 31, 2026 and December 31, 2025, our outstanding indebtedness consisted of the following:
Senior Unsecured Notes:

	Principal Balance as of
	March 31, 2026	December 31, 2025	Coupon Rate	Maturity
Senior unsecured notes	$500,000	$500,000	4.750%	February 2028
Senior unsecured notes (1)	500,000	500,000	4.375%	March 2031
Senior unsecured notes	350,000	350,000	5.625%	August 2042
Senior unsecured notes	250,000	250,000	6.250%	February 2046
Total	1,600,000	1,600,000
Unamortized discount	(1,585)	(1,796)
Unamortized debt issuance costs	(16,988)	(17,478)
Senior unsecured notes, net	$1,581,427	$1,580,726
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
Secured and Other Debt:

						Net Book Value
	Number of	Principal Balance as of (1)				of Collateral as of
	Properties	March 31,	December 31,	Interest		March 31,	December 31,
	Secured by	2026	2025	Rate	Maturity	2026	2025
Secured revolving credit facility	14	$—	$—	6.28%	June 2029	$322,747	$326,565
Senior secured notes (2)	36	375,000	375,000	7.25%	October 2030	398,816	402,797
Floating rate mortgage loan (3)	14	140,000	140,000	6.17%	March 2028	141,531	142,947
Mortgage note	4	63,225	63,499	6.57%	June 2030	134,446	135,772
Mortgage note	8	120,000	120,000	6.86%	June 2034	180,471	182,848
Mortgage notes (4)	7	108,873	108,873	6.22%	May 2035	146,645	148,477
Mortgage notes (5)	2	30,284	30,284	6.36%	June 2035	33,979	34,328
Mortgage note	1	5,392	5,847	6.44%	July 2043	12,770	12,893
Finance Leases (6)	2	155	613	7.70%	April 2026	19,646	20,128
Total	88	842,929	844,116			$1,391,051	$1,406,755
Unamortized debt issuance costs (7)		(22,780)	(24,018)
Total secured and other debt, net		$820,149	$820,098
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
(3)This mortgage loan requires that interest be paid at an annual rate of one-month term secured overnight financing rate, or SOFR, plus a premium of 2.50% with interest-only payments through April 2027, and we have two six-month extension options of the interest-only period, subject to satisfaction of certain conditions. In connection with this mortgage loan, we have purchased an interest rate cap effective through March 2027 with a one-month term SOFR strike rate equal to 4.50% pursuant to the terms of the applicable loan agreement.
(4)These mortgage loans require interest-only payments through May 2030.
(5)These mortgage loans require interest-only payments through June 2028.
(6)In April 2026, we acquired the land parcels at two senior living communities previously subject to our finance leases pursuant to our exercise of a purchase option for an aggregate purchase price of $14,500, excluding closing costs.
(7)Excludes unamortized debt issuance costs for our revolving credit facility as these costs are included in other assets, net in our condensed consolidated balance sheets.
As of March 31, 2026, all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees as of March 31, 2026.
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
Interest payable on borrowings under our revolving credit facility is based on daily SOFR plus a premium of 2.50% to 3.00%, depending on our net leverage ratio, as defined in our credit agreement, which was 2.50% as of March 31, 2026. We also pay an unused commitment fee of 25 to 35 basis points per annum based on amounts outstanding under our revolving credit facility. As of March 31, 2026, the annual interest rate payable on borrowings under our revolving credit facility was 6.28%. As of March 31, 2026 and April 30, 2026, we had no borrowings under our revolving credit facility and $150,000 available for borrowings.
Interest on our senior unsecured notes and our 7.25% senior secured notes due 2030 is payable either semi-annually or quarterly in arrears; however, no principal repayments are due until maturity. Our mortgage loan maturing in June 2034 requires monthly interest payments and no principal payment is due until maturity, while our mortgage loans maturing in March 2028, May 2035 and June 2035 require monthly interest payments and no principal payment is due for a specified amount of time. Our mortgage loans maturing in June 2030 and July 2043 require monthly principal and interest payments. Payments under our finance leases were due monthly. We included amortization of finance lease assets in depreciation and amortization expense.
Our credit agreement, our mortgage loan agreements and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our credit agreement and our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. Borrowings under our revolving credit facility are subject to satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of March 31, 2026.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Required principal payments due in the next five years and thereafter, excluding extension options, on all of our outstanding debt as of March 31, 2026, were as follows:

Principal Payment
2026	$1,076
2027	2,260
2028	640,635
2029	1,867
2030	435,135
Thereafter	1,361,956
Total	$2,442,929
Note 7. Fair Value of Assets and Liabilities
The table below presents certain of our assets that are measured on a recurring basis at fair value as of March 31, 2026 and December 31, 2025, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2026
Interest rate cap (1)	$52	$—	$52	$—
Investment in Seaport JV (2)	$73,217	$—	$—	$73,217
Investment in LSMD JV (2)	$46,405	$—	$—	$46,405

As of December 31, 2025
Interest rate cap (1)	$—	$—	$—	$—
Investment in Seaport JV (2)	$73,471	$—	$—	$73,471
Investment in LSMD JV (2)	$46,655	$—	$—	$46,655
(1)The fair values of our interest rate cap derivatives are based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date.
(2)The assumptions we made in the fair value analysis are based on the location, type and nature of each property, and current and anticipated market conditions.
The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investments in the unconsolidated joint ventures' significant unobservable inputs are shown in the table below:

			Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of March 31, 2026
Investment in Seaport JV	Discounted cash flow	7.00%	6.00%	10 years
Investment in LSMD JV	Discounted cash flow	6.25% - 8.75%	5.25% - 8.00%	10 years

As of December 31, 2025
Investment in Seaport JV	Discounted cash flow	7.00%	6.00%	10 years
Investment in LSMD JV	Discounted cash flow	6.25% - 8.75%	5.25% - 8.00%	10 - 12 years

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The table below presents a summary of the changes in fair value for our investments in the unconsolidated joint ventures:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$120,126	$126,859
Equity in earnings of unconsolidated joint ventures	96	1,138
Contributions to unconsolidated joint ventures	—	5,800
Distributions from unconsolidated joint ventures	(600)	—
Ending balance	$119,622	$133,797
In addition to the assets described in the tables above, our financial instruments at March 31, 2026 and December 31, 2025 included cash and cash equivalents, restricted cash, certain other assets, our revolving credit facility, senior unsecured notes, senior secured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of March 31, 2026		As of December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Senior unsecured notes, 4.750% coupon rate, due 2028	$497,608	$480,465	$497,290	$482,635
Senior secured notes, 7.250% coupon rate, due 2030	365,516	378,221	365,005	383,434
Senior unsecured notes, 4.375% coupon rate, due 2031	495,775	444,350	495,561	440,000
Senior unsecured notes, 5.625% coupon rate, due 2042	343,778	226,520	343,683	224,140
Senior unsecured notes, 6.250% coupon rate, due 2046	244,266	171,200	244,192	175,000
Secured debt and finance leases	454,633	480,922	455,093	484,932
Total	$2,401,576	$2,181,678	$2,400,824	$2,190,141
(1)Includes unamortized net discounts, premiums and debt issuance costs, if any.
We estimated the fair values of our two issuances of senior unsecured notes due 2042 and 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, as of March 31, 2026 and December 31, 2025 (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our two issuances of senior unsecured notes due 2028 and 2031 and our issuance of senior secured notes 2030 using an average of the bid and ask price on Nasdaq on or about March 31, 2026 and December 31, 2025 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 8. Shareholders' Equity
Common Share Purchases:
During the three months ended March 31, 2026, we purchased an aggregate of 12,393 of our common shares, valued at a share price of $7.15, from certain former employees of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Distributions:
During the three months ended March 31, 2026, we declared and paid a quarterly distribution to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 15, 2026	January 26, 2026	February 19, 2026	$0.01	$2,421
On April 9, 2026, we declared a quarterly distribution to common shareholders of record on April 21, 2026 of $0.01 per share, or approximately $2,421. We expect to pay this distribution on or about May 14, 2026 using cash on hand.
Note 9. Segment Reporting
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The tables below present information about our segments:

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
		Medical Office			Medical Office
		and			and
		Life Science			Life Science
	SHOP	Portfolio	Total	SHOP	Portfolio	Total
Revenues:
Rental income	$—	$41,895	$41,895	$—	$49,763	$49,763
Residents fees and services	317,225	—	317,225	328,306	—	328,306
Total segment revenues	317,225	41,895	359,120	328,306	49,763	378,069

Reconciliation of revenue:
Other revenue (1)			7,351			8,795
Total revenues			366,471			386,864

Less:
Senior living labor and benefits	151,262	—	151,262	162,404	—	162,404
Dietary	19,389	—	19,389	20,246	—	20,246
Utilities	19,191	2,763	21,954	19,578	3,602	23,180
Real estate taxes	11,296	4,508	15,804	12,070	5,834	17,904
Insurance	10,396	440	10,836	10,313	621	10,934
Other operating expenses (2)	62,065	9,120	71,185	66,867	12,850	79,717
Interest expense	6,557	2,231	8,788	66	2,253	2,319
Depreciation and amortization	46,865	13,519	60,384	48,635	17,321	65,956
Other segment items (3)	1,260	(150)	1,110	(8,786)	26,018	17,232
Segment (loss) income	(11,056)	9,464	(1,592)	(3,087)	(18,736)	(21,823)

Reconciliation of segment (loss) income:
Other income (1)			4,694			6,485
General and administrative			(14,038)			(9,000)
Acquisition and certain other transaction related costs			(3,693)			(24)
Gain on sale of real estate			—			97,560
Interest and other income			233			2,099
Interest expense			(28,257)			(55,512)
Loss on modification or early extinguishment of debt			—			(29,071)
Income tax expense			(622)			(49)
Equity in net earnings of an investee			—			349
Net loss			$(43,275)			$(8,986)
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
(3)Other segment items for each reportable segment include impairment of assets, gain (loss) on sale of real estate, gain (loss) on modification or early extinguishment of debt, equity in net earnings (losses) of investees, interest and other income and gain on insurance recoveries, as applicable.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	As of
Assets: (1)	March 31, 2026	December 31, 2025
SHOP	$2,774,342	$2,867,025
Medical Office and Life Science Portfolio	1,185,976	1,192,731
All Other	307,234	301,494
Total assets	$4,267,552	$4,361,250
(1)See Note 3 for further information regarding additions to long-lived assets.
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
Business Management Agreements with RMR. Pursuant to our business management agreement and in accordance with GAAP, we accrued estimated incentive management fees during the three months ended March 31, 2026 and 2025. The actual amount of incentive management fees incurred for 2026, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2026, and will be payable to RMR in January 2027. We incurred a $17,905 incentive management fee pursuant to our business management agreement for the year ended December 31, 2025. We paid this incentive management fee to RMR in January 2026.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
For the three months ended March 31, 2026 and 2025, the business management fees, incentive management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Three Months Ended March 31,
	Financial Statement Line Item	2026	2025
Pursuant to business management agreement:
Business management fees	General and administrative expenses (1)	$4,277	$3,809
Incentive management fees	General and administrative expenses	6,628	2,407
Total		$10,905	$6,216

Pursuant to property management agreement (2):
Property management fees	Property operating expenses	$1,014	$1,264
Construction supervision fees	Building and improvements (3)	325	226
Total		$1,339	$1,490

Expense Reimbursement:
Other expenses	General and administrative expenses	$44	$50
Property level expenses	Property operating expenses	2,317	3,741
Total		$2,361	$3,791
(1)The net business management fees we recognized for the three months ended March 31, 2026 and 2025 reflect a reduction of $744 for each of those periods for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc., as further described in Note 11.
(2)The net property management and construction supervision fees we recognized for the three months ended March 31, 2026 and 2025 reflect a reduction of $199 for each of those periods for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 11.
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
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and the sole director of AlerisLife. Christopher J. Bilotto, our other Managing Trustee and President and Chief Executive Officer is also an executive of RMR Inc., Matthew C. Brown, our Chief Financial Officer and Treasurer, is also an executive vice president and the chief financial officer and treasurer of RMR Inc. and an officer of ABP Trust, and each of our officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as the chair of the board and as a managing trustee of these companies. Other officers of RMR, including Mr. Bilotto, Mr. Brown and certain of our officers, serve as managing trustees, or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. As of March 31, 2026, ABP Trust and Adam D. Portnoy owned 9.8% of our outstanding common shares.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
AlerisLife. As of March 31, 2026, we owned approximately 34% of the outstanding AlerisLife common shares and ABP Trust owned the approximate remaining 66% of AlerisLife. As of December 31, 2025, we completed the transition of the management agreements for all of the senior living communities previously managed by Five Star to third party managers and terminated the Master Management Agreement with Five Star.
On February 14, 2025 and July 15, 2025, AlerisLife paid aggregate cash dividends of $50,000 and $10,000, respectively, to its stockholders, and our pro rata share of these cash dividends was $17,000 and $3,400, respectively. In connection with the wind-down of its business, on January 9, 2026, AlerisLife paid an aggregate cash dividend of $80,000 to its stockholders, and our pro rata share of this cash dividend was $27,200.
See Note 4 for further information regarding our relationships, agreements and transactions with AlerisLife (including Five Star) and Note 3 for further information regarding our investment in AlerisLife.
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $3,965 as of March 31, 2026 and are included in other assets, net, in our condensed consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 10 for further information regarding those management agreements with RMR.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. We recognized rental income from RMR for leased office space of $108 and $107 for the three months ended March 31, 2026 and 2025, respectively.
For further information about these and other such relationships and certain other related person transactions, see our Annual Report.
Note 12. Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
We are exposed to certain risks relating to our ongoing business operations, including the impact of changes in interest rates. The only risk currently managed by us using derivative instruments is our interest rate risk. As required under the applicable loan agreement, we have an interest rate cap agreement to manage our interest rate risk exposure on our $140,000 floating rate mortgage loan secured by 14 senior living communities with interest payable at a rate equal to one-month term SOFR plus a premium of 2.50%. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we or our related parties may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.
Cash Flow Hedges of Interest Rate Risk
Our interest rate cap agreement is designated as a cash flow hedge of interest rate risk and is measured on a recurring basis at fair value. The following table summarizes the terms of our outstanding interest rate cap agreement as of March 31, 2026 and December 31, 2025:

Balance
Sheet	Underlying	Maturity	Strike	Notional	Fair Value as of
Line Item	Instrument	Date	Rate	Amount	March 31, 2026	December 31, 2025
Other assets, net	Floating rate mortgage loan	3/31/2028	4.50%	$140,000	$52	$—

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
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income (loss) for the periods shown:

	Three Months Ended March 31,
	2026	2025
Amount of loss recognized on derivative in other comprehensive income (loss)	$(95)	$(6)
Amount of loss reclassified from cumulative other comprehensive income (loss) into interest expense	$(14)	$—
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income (loss)	$(37,045)	$(57,831)
See Notes 6 and 7 for further information regarding the debt our interest rate cap is related to and the fair value of our interest rate cap.
Note 13. Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended March 31, 2026 and 2025, we recognized income tax expense of $622 and $49, respectively.
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
OVERVIEW
We are a REIT organized under Maryland law that primarily owns senior living communities, medical office and life science properties and other healthcare related properties throughout the United States. As of March 31, 2026, we owned 285 properties located in 33 states and Washington, D.C. As of March 31, 2026, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 13.9 years.
We are encouraged by positive trends, including increases in rates, margins and occupancy in our SHOP segment. Additionally, we expect that favorable supply and demand dynamics in the senior living industry will enable our managers to continue to grow occupancy and drive positive performance. While certain costs, primarily labor, insurance and food costs, have increased, we expect these cost increases to moderate, which will provide our managers the opportunity to increase revenue in excess of increases in costs, resulting in improving returns to us.
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

Portfolio Overview
The following tables present an overview of our portfolio as of and for the three months ended March 31, 2026 (dollars in thousands, except average monthly rate):

				Gross
		Number of Units		Book Value
	Number of	or		of Real Estate
	Properties	Square Feet		Assets (1)	NOI (2)	% of NOI (2)
SHOP	199	22,573	units	$4,375,739	$43,626	57.5%
Medical Office and Life Science Portfolio	67	5,558,089	sq. ft.	1,491,588	25,064	33.0%
Triple net leased senior living communities	9	1,328	units	155,162	3,440	4.5%
Wellness centers	10	812,246	sq. ft.	208,110	3,785	5.0%
Total	285			$6,230,599	$75,915	100.0%
(1)Represents gross book value of real estate assets at cost plus certain acquisition costs, before depreciation and purchase price allocations and less impairment write downs, if any.
(2)We calculate our net operating income, or NOI, on a consolidated basis and by reportable segment. Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”

	Comparable Properties (1)				All Properties
	As of and for the				As of and for the
	Three Months Ended March 31,				Three Months Ended March 31,
	2026		2025		2026		2025
SHOP
Total properties	184		184		199		231
Number of units	21,226		21,226		22,573		25,005
Occupancy	82.4%		81.3%		81.7%		80.2%
Average monthly rate (2)	$5,656		$5,341		$5,613		$5,413

Medical Office and Life Science Portfolio (3)
Total properties	65		65		67		93
Total square feet	5,349,272		5,349,272		5,558,089		7,619,667
Occupancy	95.3%		94.7%		91.8%		80.6%

All Other
Total properties:
Triple net leased senior living communities	8		8		9		9
Wellness centers	10		10		10		10
Rent coverage: (4)
Triple net leased senior living communities	1.84	x	1.73	x	1.84	x	1.73	x
Wellness centers	3.09	x	2.51	x	3.09	x	2.51	x
Weighted average	2.49	x	2.12	x	2.49	x	2.12	x
(1)Consists of properties that we have owned and are in service and which have been reported in the same segment and leased to the same operator continuously since January 1, 2025; excludes properties classified as held for sale, planned for sale, closed or out of service, if any, and medical office and life science properties owned by unconsolidated joint ventures in which we own an equity interest. Properties are included in same property once stabilized for the full period in both comparison periods presented.
(2)Average monthly rate reflects the average monthly residents fees and services per occupied unit for the period presented. The average monthly rate is calculated based on the actual number of days during the period.
(3)Medical office and life science property occupancy data includes (i) out of service assets undergoing redevelopment, (ii) space which is leased but is not occupied or is being offered for sublease by tenants and (iii) space being fitted out for occupancy.
(4)All tenant operating data presented are based upon the operating results provided by our tenants for the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated using the annualized operating cash flows from our triple net lease tenants' operations of our properties, before subordinated charges, if any, divided by annualized rental income. We have not independently verified tenant operating data. Excludes data for historical periods prior to our ownership of certain properties.

During the three months ended March 31, 2026, we entered into new and renewal leases in our Medical Office and Life Science Portfolio segment as summarized in the following table (dollars and square feet in thousands, except per square foot amounts):

	Three Months Ended March 31, 2026
	New Leases	Renewals	Total
Square feet leased during the quarter	113	56	169
Weighted average rental rate change (by rentable square feet)	15.7%	5.1%	12.0%
Weighted average lease term (years)	10.1	8.2	9.5
Total leasing costs and concession commitments (1)	$3,815	$1,228	$5,043
Total leasing costs and concession commitments per square foot (1)	$33.80	$21.78	$29.79
Total leasing costs and concession commitments per square foot per year (1)	$3.35	$2.66	$3.14
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
As of March 31, 2026, lease expirations in our Medical Office and Life Science Portfolio segment were as follows (dollars in thousands):

				Cumulative			Cumulative
			% of Total	% of Total		% of Total	% of Total
	Number	Leased	Leased	Leased	Annualized	Annualized	Annualized
	of	Square Feet	Square Feet	Square Feet	Rental Income	Rental Income	Rental Income
Year	Tenants	Expiring	Expiring	Expiring	Expiring (1)	Expiring	Expiring
2026	34	485,364	9.5%	9.5%	$15,611	9.5%	9.5%
2027	45	510,390	10.0%	19.5%	13,447	8.2%	17.7%
2028	42	1,055,047	20.7%	40.2%	31,885	19.5%	37.2%
2029	44	472,459	9.3%	49.5%	15,249	9.3%	46.5%
2030	32	338,925	6.6%	56.1%	8,353	5.1%	51.6%
Thereafter	96	2,237,515	43.9%	100.0%	79,346	48.4%	100.0%
Total	293	5,099,700	100.0%		$163,891	100.0%

Weighted average remaining lease term (in years)		4.6			4.9
(1)Annualized rental income is based on rents pursuant to existing leases as of March 31, 2026, and includes straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excludes lease value amortization.

As of March 31, 2026, lease expirations at our triple net leased wellness centers and senior living communities leased to third party operators were as follows (dollars in thousands):

					Cumulative
				% of Total	% of Total
		Number of Units	Annualized	Annualized	Annualized
	Number of	Or	Rental Income	Rental Income	Rental Income
Year	Properties	Square Feet	Expiring (1)	Expiring	Expiring
2026	—	—	$—	—%	—%
2027 (2)	4	533 units	4,841	16.0%	16.0%
2028	—	—	—	—%	16.0%
2029	1	155 units	547	1.8%	17.8%
2030	5	277 units and 129,600 square feet	5,062	16.7%	34.5%
Thereafter	9	363 units and 682,646 square feet	19,891	65.5%	100.0%
Total	19		$30,341	100.0%

Weighted average remaining lease term (in years)			9.4
(1)Annualized rental income is based on rents pursuant to existing leases as of March 31, 2026. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.
(2)In April 2026, Stellar Senior Living LLC exercised its renewal option to extend its lease through 2037.
RESULTS OF OPERATIONS (dollars in thousands, unless otherwise noted)
We operate in, and report financial information for, the following two segments: SHOP and Medical Office and Life Science Portfolio. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities on our behalf. Our Medical Office and Life Science Portfolio segment primarily consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties primarily leased to biotech laboratories and other similar tenants.
We also report “All Other” operations, which consists of triple net leased wellness centers and senior living communities that are leased to third party operators from which we receive rents, which we do not consider to be sufficiently material to constitute a separate reportable segment, and any other income or expenses that are not attributable to a specific reportable segment.
The following table summarizes the results of operations of each of our segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues:
SHOP	$317,225	$328,306
Medical Office and Life Science Portfolio	41,895	49,763
All Other	7,351	8,795
Total revenues	$366,471	$386,864

Net loss:
SHOP	$(11,056)	$(3,087)
Medical Office and Life Science Portfolio	9,464	(18,736)
All Other	(41,683)	12,837
Net loss	$(43,275)	$(8,986)
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025 (dollars in thousands):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended March 31, 2026 to the three months ended March 31, 2025. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
NOI by segment:
SHOP	$43,626	$36,828	$6,798	18.5%
Medical Office and Life Science Portfolio	25,064	26,856	(1,792)	(6.7)%
All Other	7,225	8,854	(1,629)	(18.4)%
Total NOI	75,915	72,538	3,377	4.7%

Depreciation and amortization	62,914	68,325	(5,411)	(7.9)%
General and administrative	14,038	9,000	5,038	56.0%
Acquisition and certain other transaction related costs	3,693	24	3,669	n/m
Impairment of assets	—	38,472	(38,472)	(100.0)%
(Loss) gain on sale of real estate	(1,207)	110,140	(111,347)	(101.1)%
Gain on insurance recoveries	—	7,522	(7,522)	(100.0)%
Interest and other income	233	2,099	(1,866)	(88.9)%
Interest expense	(37,045)	(57,831)	20,786	(35.9)%
Loss on modification or early extinguishment of debt	—	(29,071)	29,071	(100.0)%
Loss before income taxes and equity in net earnings of investees	(42,749)	(10,424)	(32,325)	n/m
Income tax expense	(622)	(49)	(573)	n/m
Equity in net earnings of investees	96	1,487	(1,391)	(93.5)%
Net loss	$(43,275)	$(8,986)	$(34,289)	n/m
n/m - not meaningful
SHOP:

	Comparable (1)				Non-Comparable		Consolidated
	Properties Results				Properties Results		Properties Results
	Three Months Ended				Three Months Ended		Three Months Ended
	March 31,				March 31,		March 31,
			$	%					$	%
	2026	2025	Change	Change	2026	2025	2026	2025	Change	Change
Residents fees and services	$296,504	$283,106	$13,398	4.7%	$20,721	$45,200	$317,225	$328,306	$(11,081)	(3.4)%
Property operating expenses	(252,183)	(244,069)	$8,114	3.3%	(21,416)	(47,409)	(273,599)	(291,478)	$(17,879)	(6.1)%
NOI	$44,321	$39,037	$5,284	13.5%	$(695)	$(2,209)	$43,626	$36,828	$6,798	18.5%
(1)Consists of senior living communities that we have owned, are in service and reported in the same segment since January 1, 2025; excludes communities classified as held for sale, planned for sale, closed or out of service, if any. Properties are included in same property once stabilized for the full period in both comparison periods presented.
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities. Residents fees and services decreased at our non-comparable properties primarily due to dispositions since January 1, 2025.

Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of community level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, management fees as a result of higher revenues, insurance costs and other direct costs, partially offset by decreases in maintenance and repair costs. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since January 1, 2025.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Medical Office and Life Science Portfolio:

	Comparable (1)				Non-Comparable		Consolidated
	Properties Results				Properties Results		Properties Results
	Three Months Ended				Three Months Ended		Three Months Ended
	March 31,				March 31,		March 31,
			$	%					$	%
	2026	2025	Change	Change	2026	2025	2026	2025	Change	Change
Rental income	$41,849	$40,630	$1,219	3.0%	$46	$9,133	$41,895	$49,763	$(7,868)	(15.8)%
Property operating expenses	(16,481)	(16,174)	307	1.9%	(350)	(6,733)	(16,831)	(22,907)	(6,076)	(26.5)%
NOI	$25,368	$24,456	$912	3.7%	$(304)	$2,400	$25,064	$26,856	$(1,792)	(6.7)%
(1)Consists of medical office and life science properties that we have owned and which have been in service continuously since January 1, 2025; excludes properties classified as held for sale, planned for sale or out of service undergoing redevelopment, if any, and properties owned by unconsolidated joint ventures in which we own an equity interest. Properties are included in same property once stabilized for the full period in both comparison periods presented.
Rental income. Rental income increased at our comparable properties primarily due to increases from our net leasing activity and property operating expense reimbursements at certain of our properties. Rental income decreased at our non-comparable properties primarily due to dispositions since January 1, 2025.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses at our comparable properties is primarily due to an increase in real estate taxes and other direct costs. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since January 1, 2025.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
All Other:

	Comparable (1)				Non-Comparable		Consolidated
	Properties Results				Properties Results		Properties Results
	Three Months Ended				Three Months Ended		Three Months Ended
	March 31,				March 31,		March 31,
			$	%					$	%
	2026	2025	Change	Change	2026	2025	2026	2025	Change	Change
Rental income	$7,165	$7,120	$45	0.6%	$186	$1,675	$7,351	$8,795	$(1,444)	(16.4)%
Property operating expenses (2)	(126)	59	185	n/m	—	—	(126)	59	185	n/m
NOI	$7,039	$7,179	$(140)	(2.0)%	$186	$1,675	$7,225	$8,854	$(1,629)	(18.4)%
n/m - not meaningful
(1)Consists of properties that we have owned and which have been reported in the same segment and leased to the same operator continuously since January 1, 2025; excludes properties classified as held for sale and planned dispositions, if any. Properties are included in same property once stabilized for the full period in both comparison periods presented.
(2)For the three months March 31, 2025, we recognized a net credit of $59 related to tax refunds received during the period.

Rental income. There have been no material changes in rental income at our comparable properties. The activity for our non-comparable properties primarily reflects the 18 triple net leased senior living communities that we sold in February 2025 as well as one senior living community that transitioned to a triple net lease in December 2025.
Property operating expenses. Property operating expenses consist of real estate taxes, insurance and other expenses that are not paid directly by our tenants. There have been no material changes in property operating expenses.
Net operating income. The change in NOI primarily reflects the change in rental income described above.
Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to dispositions since January 1, 2025 and certain depreciable assets becoming fully depreciated, partially offset by the purchase of capital improvements at certain of our properties.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to $6,628 of estimated incentive management fees that we recognized for the three months ended March 31, 2026, compared to $2,407 for the three months ended March 31, 2025. These incentive management fees were recorded as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period.
Acquisition and certain other transaction related costs. Acquisition and certain other transaction related costs primarily represent costs incurred with acquisitions and non-recurring transactions that we expensed under GAAP. During the three months ended March 31, 2026, we incurred transition costs as a result of our transition of 116 communities to both new and existing third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
(Loss) gain on sale of real estate. For information regarding (loss) gain on sale of real estate, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 3 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.
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
Interest and other income. The decrease in interest and other income is primarily due to lower average invested cash balances and interest rates during the three months ended March 31, 2026.
Interest expense. Interest expense decreased primarily due to a decrease in discount accretion for our then senior secured notes due 2026 due to the full redemption of the remaining balance of these notes during 2025. During the three months ended March 31, 2025, we recognized discount accretion of $22,122 for our then outstanding senior secured notes due 2026. Interest expense also decreased due to the redemption during 2025 of an aggregate $380,000 of our then remaining 9.75% senior unsecured notes due 2025. These decreases were partially offset by the issuance of $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in September 2025 and four mortgage financings totaling $343,157 during 2025.
Loss on modification or early extinguishment of debt. During the three months ended March 31, 2025, we recorded a loss on early extinguishment of debt in connection with the partial redemption of an aggregate $299,158 of our outstanding senior secured notes due 2026.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.

Equity in net earnings of investees. Equity in net earnings of investees is the change in the fair value of our investments in our unconsolidated joint ventures and also represented our proportionate share of the earnings of our equity method investment in AlerisLife. As of December 31, 2025, AlerisLife had ceased operations and was in the process of winding down its business. We recognized no equity in net earnings of AlerisLife for the three months ended March 31, 2026. For further information regarding our investment in AlerisLife, see Notes 3 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures (dollars in thousands, except per share amounts)
We present certain "non-GAAP financial measures" within the meaning of the applicable rules of the Securities and Exchange Commission, or the SEC, including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three months ended March 31, 2026 and 2025. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of real estate, equity in net earnings or losses of investees, loss on impairment of real estate assets, gains or losses on equity securities, net, if any, and including adjustments to reflect our proportionate share of FFO of our unconsolidated joint venture properties and prior to the wind-down of AlerisLife’s business, our proportionate share of FFO of our former equity method investment, plus real estate depreciation and amortization of consolidated properties, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below including similar adjustments for our unconsolidated joint ventures and incentive management fees, if any. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2026 and 2025 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	Three Months Ended March 31,
	2026	2025
Net loss	$(43,275)	$(8,986)
Depreciation and amortization	62,914	68,325
Loss (gain) on sale of real estate	1,207	(110,140)
Impairment of assets	—	38,472
Equity in net earnings of investees	(96)	(1,487)
Share of FFO from unconsolidated joint ventures	2,027	2,737
Adjustments to reflect our share of FFO attributable to a former equity method investment	—	1,073
FFO	22,777	(10,006)
Incentive management fees (1)	6,628	2,407
Acquisition and certain other transaction related costs (2)	3,693	24
Gain on insurance recoveries	—	(7,522)
Loss on modification or early extinguishment of debt	—	29,071
Adjustments to reflect our share of Normalized FFO attributable to a former equity method investment	—	331
Normalized FFO	$33,098	$14,305

Weighted average common shares outstanding (basic and diluted)	240,689	239,957

Per common share data (basic and diluted):
Net loss	$(0.18)	$(0.04)
FFO	$0.09	$(0.04)
Normalized FFO	$0.14	$0.06
Distributions declared	$0.01	$0.01
(1)Incentive management fees are estimated and accrued during the applicable measurement period. Actual incentive management fees are calculated based on common share total return, as defined in our business management agreement, for the three year period ending December 31 of the applicable calendar year, and are included in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss) and are payable to RMR in January of the following calendar year. In calculating net income (loss) in accordance with GAAP, we recognize estimated incentive management fees expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income (loss), we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, when the amount of the incentive management fees expense for the calendar year, if any, is determined.
(2)Acquisition and certain other transaction related costs primarily represent costs incurred with acquisitions and non-recurring transactions that we expensed under GAAP. During the three months ended March 31, 2026, we incurred transition costs as a result of our transition of 116 communities to both new and existing third party managers.
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net loss	$(43,275)	$(8,986)
Equity in net earnings of investees	(96)	(1,487)
Income tax expense	622	49
Loss before income taxes and equity in net earnings of investees	(42,749)	(10,424)
Loss on modification or early extinguishment of debt	—	29,071
Interest expense	37,045	57,831
Interest and other income	(233)	(2,099)
Gain on insurance recoveries	—	(7,522)
Loss (gain) on sale of real estate	1,207	(110,140)
Impairment of assets	—	38,472
Acquisition and certain other transaction related costs	3,693	24
General and administrative	14,038	9,000
Depreciation and amortization	62,914	68,325
NOI	$75,915	$72,538

NOI by segment:
SHOP	$43,626	$36,828
Medical Office and Life Science Portfolio	25,064	26,856
All Other	7,225	8,854
Total	$75,915	$72,538
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

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents and restricted cash at beginning of period	$121,799	$149,854
Net cash provided by (used in):
Operating activities	8,342	(3,243)
Investing activities	13,580	291,093
Financing activities	(3,869)	(131,049)
Cash and cash equivalents and restricted cash at end of period	$139,852	$306,655
Our Operating Liquidity and Resources
We receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly, we generally receive minimum rents from tenants at our senior living communities, medical office and life science properties and triple net leased wellness centers monthly and we receive percentage rents from tenants at certain of our triple net leased senior living communities monthly, quarterly or annually.
The change in cash provided by (used in) operating activities for the three months ended March 31, 2026 compared to the prior period was primarily due to a reduction in interest paid during the 2026 period primarily due to accreted interest of $34,700 paid during the 2025 period as a result of the partial redemption of our then outstanding senior secured notes due 2026. This increase was partially offset by the payment of a $17,905 incentive management fee pursuant to our business management agreement for the year ended December 31, 2025. We paid this incentive management fee to RMR in January 2026.
Our Investing Liquidity and Resources
The decrease in cash provided by investing activities for the three months ended March 31, 2026 compared to the prior period was primarily due to a decrease in proceeds from the sale of real estate, partially offset by an increase in cash dividends paid to us by AlerisLife and our $5,800 of contributions made to the Seaport JV in the 2025 period.
In connection with the wind-down of its business, on January 9, 2026, AlerisLife paid an aggregate cash dividend of $80,000 to its stockholders, and our pro rata share of this cash dividend was $27,200.
Capital Expenditures
As of March 31, 2026, we had estimated unspent leasing related obligations at our medical office and life science properties of approximately $11,123, of which we expect to spend approximately $8,811 during the next 12 months. We expect to fund these obligations using operating cash flows and cash on hand.
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
For further information regarding our capital expenditures, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Dispositions
During the three months ended March 31, 2026, we sold 13 properties for an aggregate sales price of $23,000, excluding closing costs.
For further information regarding our dispositions, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Acquisitions
In April 2026, we acquired two land parcels located in Lexington, Kentucky previously subject to finance leases pursuant to our exercise of a purchase option for an aggregate purchase price of $14,500, excluding closing costs.
Our Financing Liquidity and Resources
The decrease in cash used in financing activities for the three months ended March 31, 2026 compared to the prior period was primarily due to the partial redemption of our then outstanding senior secured notes due 2026, partially offset by our incurrence of a $140,000 mortgage loan, in the 2025 period.
As of March 31, 2026, we had $121,774 of cash and cash equivalents. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
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
Interest payable on borrowings under our revolving credit facility is based on daily SOFR plus a premium of 2.50% to 3.00%, depending on our net leverage ratio, as defined in our credit agreement, which was 2.50% as of March 31, 2026. We also pay an unused commitment fee of 25 to 35 basis points per annum based on amounts outstanding under our revolving credit facility. As of March 31, 2026, the annual interest rate payable on borrowings under our revolving credit facility was 6.28%. As of March 31, 2026 and April 30, 2026, we had no borrowings under our revolving credit facility and $150,000 available for borrowings.
Distributions
During the three months ended March 31, 2026, we paid a quarterly cash distribution to our shareholders totaling approximately $2,421 using cash on hand. On April 9, 2026, we declared a quarterly distribution to common shareholders of record on April 21, 2026 of $0.01 per share, or approximately $2,421. We expect to pay this distribution on or about May 14, 2026 using cash on hand.
Indebtedness
Our principal debt obligations at March 31, 2026 were: (1) $1,600,000 outstanding principal amount of senior unsecured notes; (2) $375,000 outstanding principal amount of senior secured notes secured by 36 properties; (3) $327,774 aggregate principal amount of fixed rate mortgage notes secured by 22 properties; and (4) $140,000 principal amount floating rate mortgage loan secured by 14 properties. For further information regarding our indebtedness, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In April 2026, Moody's Investors Service, or Moody's, upgraded our issuer credit rating from Caa1 to B3, our senior secured notes due 2030 rating from B3 to B2, our 4.375% senior notes due 2031 rating from Caa1 to B3, and our senior unsecured notes from Caa2 to Caa1. Moody's also updated our ratings outlook to positive.
For further information regarding our outstanding debt, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our senior notes are governed by our senior notes indentures and their supplements. Our credit agreement, our mortgage loan agreements and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our credit agreement and our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. As of March 31, 2026, we believe we were in compliance with all of the covenants under our debt agreements. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including the delayed recovery of the senior housing industry, economic downturns or a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy our debt covenants and conditions.
Our senior notes indentures and their supplements do not contain provisions for acceleration which could be triggered by our debt ratings. See "—Our Financing Liquidity and Resources" above for information regarding recent changes to our issuer credit rating and senior debt ratings.
Our revolving credit facility contains cross default provisions to any other debts of more than $25,000. Our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $20,000 ($50,000 or more in the case of our senior notes indentures and supplements entered in February 2016, February 2018, February 2021 and September 2025).
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
Supplemental Guarantor Information
On February 3, 2021, we issued $500,000 of our 4.375% senior notes due 2031. As of March 31, 2026, all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor:

	As of
	March 31, 2026	December 31, 2025
Real estate properties, net	$2,427,843	$2,452,118
Other assets, net	305,033	333,731
Total assets	$2,732,876	$2,785,849

Indebtedness, net	$1,946,942	$1,945,732
Other liabilities	153,986	192,526
Total liabilities	$2,100,928	$2,138,258

Three Months Ended
March 31, 2026
Revenues	$219,921
Expenses	$242,625
Loss from continuing operations	$(50,732)
Net loss	$(51,285)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) and others related to them. For further information about these and other such relationships and related person transactions, see Notes 4, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2025.
Impact of Government Reimbursement
For the three months ended March 31, 2026, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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
(dollars in thousands, except per share data)
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
Floating Rate Debt
As of March 31, 2026, our outstanding floating rate debt consisted of the following:

	Principal	Annual Interest	Annual Interest	Maturity	Interest
Debt	Balance	Rate (1)	Expense	Date	Payments Due
Floating rate mortgage loan	$140,000	6.17%	$8,758	3/31/2028	Monthly
Floating rate secured revolving credit facility	—	—	—	6/11/2029	Monthly
Total	$140,000		$8,758
(1)The annual interest rate is the rate stated in the applicable contract, as adjusted by our interest rate cap, if applicable.
Our $140,000 floating rate mortgage loan is subject to two one-year extension options and requires that interest be paid at one-month term SOFR plus a premium of 2.50%. We are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In connection with this mortgage loan, to hedge our exposure to risks related to changes in SOFR and pursuant to the terms of the applicable loan agreement, we have purchased an interest rate cap with a one-month term SOFR strike rate equal to 4.50%.
At March 31, 2026, we had no amounts outstanding under our revolving credit facility. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at a rate of daily SOFR plus a premium. Accordingly, we are vulnerable to changes in the U.S. dollar based short term interest rates, specifically SOFR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2026, including the impact of our interest rate cap:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate (1)	Outstanding Debt	Expense Per Year	Per Share Impact (2)
As of March 31, 2026	6.17%	$140,000	$8,758	$(0.04)
One percentage point increase (3)	7.00%	$140,000	$9,936	$(0.04)
(1)Based on one-month term SOFR plus a premium, which was 250 basis points per annum for our $140,000 floating rate mortgage loan, as of March 31, 2026.
(2)Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2026.
(3)A one percentage point increase in interest rates would be capped at 7.00% for our $140,000 floating rate mortgage loan as a result of our 4.50% interest rate cap purchased for this debt. However, a one percentage point increase in the interest rate of our floating rate debt to 7.17% at March 31, 2026 would result in total floating rate interest expense per year of 10,177 and a decrease in annual earnings per share of $0.04.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2026 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate (1)	Outstanding Debt (2)	Expense Per Year	Per Share Impact (3)
As of March 31, 2026	6.23%	$290,000	$18,318	$(0.08)
One percentage point increase (4)	7.14%	$290,000	$20,994	$(0.09)
(1)Based on the applicable SOFR plus a premium, which was 260 basis points per annum for our revolving credit facility and 250 basis points per annum for our $140,000 floating rate mortgage loan as of March 31, 2026. Interest rate is weighted based on amounts outstanding.
(2)Represents the maximum amount available under our revolving credit facility and our $140,000 floating rate mortgage loan.
(3)Based on the diluted weighted average common shares outstanding for the three months ended March 31, 2026.
(4)A one percentage point increase in interest rates would be capped at 7.00% for our $140,000 floating rate mortgage loan as a result of our 4.50% interest rate cap purchased for this debt. However, a one percentage point increase in the interest rate of our floating rate debt to 7.23% at March 31, 2026 would result in total floating rate interest expense per year of $21,258 and a decrease in annual earnings per share of $0.09.
The foregoing tables show the impact of an immediate one percentage point change in floating interest rates, including the impact of our interest rate cap. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur and the impact, if any, of interest rate caps we may purchase. Generally, if interest rates were to change gradually over time, the impact would be spread over time.
Fixed Rate Debt
There have been no material changes to market interest rate risks associated with our fixed rate debt from those we previously disclosed in our Annual Report. For a discussion of market interest rate risks associated with our fixed rate debt, see "Quantitative and Qualitative Disclosures About Market Risk" included in Part II, Item 7A of our Annual Report.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our efforts to manage costs and our expectations regarding occupancy and average monthly rates at our SHOP communities; market demand and supply for healthcare services for older adults and senior living communities; demand for medical office and life science leased space; our future leasing activity; our leverage; the sufficiency of our liquidity; our liquidity needs and sources; our capital expenditure plans and commitments; our property acquisitions and dispositions; our redevelopment, repositioning and construction activities and plans; and the amount and timing of future distributions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended March 31, 2026:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased(1)	per Share	or Programs	Programs
March 1, 2026 - March 31, 2026	12,393	$7.15	—	$—
Total / weighted average	12,393	$7.15	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former employees of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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

4.12
Supplemental Indenture, dated as of January 16, 2026, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to the Company’s 4.375% Senior Notes due 2031. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.)

4.13
Indenture, dated as of September 26, 2025, between the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, related to the Company’s 7.250% Senior Secured Notes due 2030. (Incorporated by reference to the Company’s Form 8-K filed on September 29, 2025.)

4.14
Supplemental Indenture, dated as of January 16, 2026, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), related to the Company’s 7.250% Senior Secured Notes due 2030. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.)

4.15
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 8, 2015.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED HEALTHCARE TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Executive Officer
Dated: May 4, 2026

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 4, 2026