Form 10-Q
period 2026-06-30
DIVERSIFIED HEALTHCARE TRUST
filed 2026-08-03
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant's common shares outstanding as of July 31, 2026: 242,128,988

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

June 30, 2026

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Real estate properties:
Land	$557,901	$542,403
Buildings and improvements	5,436,757	5,406,403
Total real estate properties, gross	5,994,658	5,948,806
Accumulated depreciation	(2,198,094)	(2,089,906)
Total real estate properties, net	3,796,564	3,858,900
Investments in unconsolidated joint ventures	120,872	120,126
Assets of properties held for sale	—	23,085
Cash and cash equivalents	116,793	105,407
Restricted cash	19,403	16,392
Equity method investment	—	27,200
Acquired real estate leases and other intangible assets, net	18,462	20,663
Other assets, net	166,604	189,477
Total assets	$4,238,698	$4,361,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured revolving credit facility	$—	$—
Senior secured notes, net	366,019	365,005
Senior unsecured notes, net	1,582,127	1,580,726
Secured debt and finance leases, net	454,688	455,093
Liabilities of properties held for sale	—	3,426
Accrued interest	29,195	30,683
Other liabilities	223,838	260,749
Total liabilities	2,655,867	2,695,682

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 242,189,353 and 242,121,025 shares issued and outstanding, respectively	2,422	2,421
Additional paid in capital	4,625,413	4,622,572
Cumulative net income	1,041,443	1,122,137
Cumulative other comprehensive loss	(55)	(12)
Cumulative distributions	(4,086,392)	(4,081,550)
Total shareholders' equity	1,582,831	1,665,568
Total liabilities and shareholders' equity	$4,238,698	$4,361,250
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$47,466	$55,167	$96,712	$113,725
Residents fees and services	317,921	327,545	635,146	655,851
Total revenues	365,387	382,712	731,858	769,576

Expenses:
Property operating expenses	280,944	312,580	571,500	626,906
Depreciation and amortization	62,542	66,266	125,456	134,591
General and administrative	19,333	11,177	33,371	20,177
Acquisition and certain other transaction related costs	3,086	75	6,779	99
Impairment of assets	—	30,993	—	69,465
Total expenses	365,905	421,091	737,106	851,238

(Loss) gain on sale of real estate	(629)	(7,429)	(1,836)	102,711
Gain on insurance recoveries	—	—	—	7,522
Interest and other income	258	2,982	491	5,081
Interest expense (including net amortization of debt discounts, premiums and issuance costs of $2,309, $19,886, $4,638 and $45,973, respectively)	(37,083)	(50,926)	(74,128)	(108,757)
Loss on modification or early extinguishment of debt	—	(126)	—	(29,197)
Loss before income taxes and equity in net earnings of investees	(37,972)	(93,878)	(80,721)	(104,302)
Income tax expense	(1,297)	(843)	(1,919)	(892)
Equity in net earnings of investees	1,850	3,082	1,946	4,569
Net loss	(37,419)	(91,639)	(80,694)	(100,625)

Other comprehensive income (loss):
Equity in unrealized gains of an investee	—	25	—	52
Unrealized gain (loss) on derivative	38	(11)	(43)	(17)
Other comprehensive income (loss)	38	14	(43)	35
Comprehensive loss	$(37,381)	$(91,625)	$(80,737)	$(100,590)

Weighted average common shares outstanding (basic and diluted)	240,749	240,132	240,722	240,045

Net loss per common share (basic and diluted)	$(0.16)	$(0.38)	$(0.34)	$(0.42)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

					Cumulative
			Additional		Other		Total
	Number of	Common	Paid in	Cumulative	Comprehensive	Cumulative	Shareholders'
	Shares	Shares	Capital	Net Income	(Loss) Income	Distributions	Equity
Balance at December 31, 2025:	242,121,025	$2,421	$4,622,572	$1,122,137	$(12)	$(4,081,550)	$1,665,568
Net loss	—	—	—	(43,275)	—	—	(43,275)
Other comprehensive loss	—	—	—	—	(81)	—	(81)
Distributions	—	—	—	—	—	(2,421)	(2,421)
Share grants	—	—	716	—	—	—	716
Share repurchases	(12,393)	—	(88)	—	—	—	(88)
Balance at March 31, 2026:	242,108,632	2,421	4,623,200	1,078,862	(93)	(4,083,971)	1,620,419
Net loss	—	—	—	(37,419)	—	—	(37,419)
Other comprehensive income	—	—	—	—	38	—	38
Distributions	—	—	—	—	—	(2,421)	(2,421)
Share grants	86,807	1	2,263	—	—	—	2,264
Share repurchases	(6,086)	—	(50)	—	—	—	(50)
Balance at June 30, 2026:	242,189,353	$2,422	$4,625,413	$1,041,443	$(55)	$(4,086,392)	$1,582,831

Balance at December 31, 2024:	241,271,703	$2,413	$4,620,313	$1,408,023	$(17)	$(4,071,889)	$1,958,843
Net loss	—	—	—	(8,986)	—	—	(8,986)
Other comprehensive income	—	—	—	—	21	—	21
Distributions	—	—	—	—	—	(2,413)	(2,413)
Share grants	33,582	—	605	—	—	—	605
Share repurchases	(2,035)	—	(6)	—	—	—	(6)
Share forfeitures	(35,431)	—	(13)	—	—	—	(13)
Balance at March 31, 2025:	241,267,819	2,413	4,620,899	1,399,037	4	(4,074,302)	1,948,051
Net loss	—	—	—	(91,639)	—	—	(91,639)
Other comprehensive income	—	—	—	—	14	—	14
Distributions	—	—	—	—	—	(2,413)	(2,413)
Share grants	203,987	2	1,067	—	—	—	1,069
Share repurchases	(38,908)	(1)	(102)	—	—	—	(103)
Share forfeitures	(12,557)	—	(6)	—	—	—	(6)
Balance at June 30, 2025:	241,420,341	$2,414	$4,621,858	$1,307,398	$18	$(4,076,715)	$1,854,973
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,694)	$(100,625)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	125,456	134,591
Net amortization of debt discounts, premiums and issuance costs	4,638	45,973
Payment of accreted interest on senior secured notes	—	(34,700)
Straight line rental income	147	(309)
Lease value amortization	58	54
Loss on modification or early extinguishment of debt	—	29,197
Impairment of assets	—	69,465
Loss (gain) on sale of real estate	1,836	(102,711)
Gain on insurance recoveries	—	(7,522)
Other non-cash adjustments, net	1,095	(231)
Unconsolidated joint venture distributions	1,200	—
Equity in net earnings of investees	(1,946)	(4,569)
Change in assets and liabilities:
Deferred leasing costs, net	(4,160)	(2,690)
Other assets	24,524	11,427
Accrued interest	(1,488)	313
Other liabilities	(23,942)	12,114
Net cash provided by operating activities	46,724	49,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(14,565)	—
Real estate improvements	(59,350)	(73,831)
Proceeds from sale of real estate, net	21,693	334,108
Equity method investment distributions	27,200	17,000
Contributions to unconsolidated joint ventures	—	(8,500)
Proceeds from insurance recoveries	—	1,308
Purchase of interest rate cap	(147)	(47)
Net cash (used in) provided by investing activities	(25,169)	270,038

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	—	343,157
Redemption of senior secured notes	—	(238,555)
Redemption of senior unsecured notes	—	(380,000)
Repayment of other debt	(1,926)	(1,659)
Early extinguishment of debt settled in cash	—	(25,903)
Payment of debt issuance costs	(252)	(13,193)
Repurchase of common shares	(138)	(109)
Distributions to shareholders	(4,842)	(4,826)
Net cash used in financing activities	(7,158)	(321,088)

Increase (decrease) in cash and cash equivalents and restricted cash	14,397	(1,273)
Cash and cash equivalents and restricted cash at beginning of period	121,799	149,854
Cash and cash equivalents and restricted cash at end of period	$136,196	$148,581

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (1)	$70,978	$97,171
Income taxes paid	$1,927	$626

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$5,087	$13,708
(1)Includes $34,700 of accreted interest paid during the six months ended June 30, 2025 on our then outstanding senior secured notes due 2026.
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of June 30,
	2026	2025
Cash and cash equivalents	$116,793	$141,769
Restricted cash (1)	19,403	6,812
Total cash and cash equivalents and restricted cash	$136,196	$148,581
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
Note 2. Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU No. 2024-03, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to condensed consolidated financial statements for both interim and annual reporting periods. ASU No. 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that ASU No. 2024-03 will have on our condensed consolidated financial statements.
Note 3. Real Estate and Other Investments
As of June 30, 2026, we owned 285 properties located in 33 states and Washington, D.C., and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Dispositions:
The table below represents the sale prices, excluding closing costs, of our dispositions for the six months ended June 30, 2026. We do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

			Number of	Number of		Loss on Sale
Date of Sale	State	Type of Property	Properties	Units	Sales Price	of Real Estate
March 2026	Various	Senior Living (SHOP)	13	669	$23,000	$(1,207)
During the six months ended June 30, 2026, we recognized an additional loss on sale of real estate of $629 related to post-closing adjustments for dispositions completed in prior periods.
Impairment:
We regularly evaluate our assets for indicators of impairment. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected assets by comparing it to the expected future undiscounted cash flows to be generated from those assets. The future cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value. We did not record any impairment charges on our properties during the six months ended June 30, 2026.
Investments and Capital Expenditures:
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SHOP fixed assets and capital improvements	$16,292	$24,283	$30,485	$45,398
Medical Office and Life Science Portfolio recurring capital expenditures:
Lease related costs (1)	5,293	3,528	8,825	7,375
Building improvements (2)	1,343	1,518	2,346	3,042
Subtotal Medical Office and Life Science Portfolio	6,636	5,046	11,171	10,417
Total recurring capital expenditures	$22,928	$29,329	$41,656	$55,815

Development, redevelopment and other activities - SHOP (3)	$2,812	$4,660	$5,793	$10,228
Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	63	—	184	—
Total development, redevelopment and other activities	$2,875	$4,660	$5,977	$10,228

Capital expenditures by segment:
SHOP	$19,104	$28,943	$36,278	$55,626
Medical Office and Life Science Portfolio	6,699	5,046	11,355	10,417
Total capital expenditures	$25,803	$33,989	$47,633	$66,043
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
We account for the unconsolidated joint ventures as equity method investments under the fair value option. We recognized changes in the fair value of our investments in the unconsolidated joint ventures of $1,850 and $2,654 for the three months ended June 30, 2026 and 2025, respectively, and $1,946 and $3,792 for the six months ended June 30, 2026 and 2025, respectively. These amounts are included in equity in net earnings of investees in our condensed consolidated statements of comprehensive income (loss).
See Note 7 for further information regarding the valuation of our investment in these joint ventures.
Equity Method Investment in AlerisLife:
As of June 30, 2026, we owned approximately 34% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We did not control the activities that were most significant to AlerisLife and, as a result, we accounted for our non-controlling interest in AlerisLife using the equity method of accounting. As of December 31, 2025, AlerisLife had ceased operations and was in the process of winding down its business. As of June 30, 2026 and December 31, 2025, our investment in AlerisLife had a carrying value of $0 and $27,200, respectively.
In connection with the wind-down of its business, on January 9, 2026, AlerisLife paid an aggregate cash dividend of $80,000 to its stockholders. Our pro rata share of this cash dividend was $27,200, thereby reducing the carrying value of our investment in AlerisLife to $0. We recognized no income or loss from our former equity method investment in AlerisLife for the three or six months ended June 30, 2026. We recognized income of $428 and $777 for the three and six months ended June 30, 2025, respectively, included in equity in net earnings of investees in our condensed consolidated statements of comprehensive income (loss). See Note 11 for more information regarding our former equity method investment in AlerisLife.
Note 4. Senior Living Community Management Agreements
Our managed senior living communities are operated by third parties pursuant to management agreements. Between September and December 2025, we transitioned the management of 116 of our senior living communities previously managed by Five Star Senior Living, or Five Star, which was an operating division of AlerisLife, to seven different third party managers in connection with AlerisLife’s sale of all of its assets and the wind-down of its business. As of December 31, 2025, we completed the transition of the management agreements for all senior living communities previously managed by Five Star to these managers. In December 2025, we and Five Star terminated our amended and restated master management agreement, or the Master Management Agreement, as part of the wind-down of AlerisLife’s business. We lease to our taxable REIT subsidiaries, or TRSs, nearly all of our senior living communities managed by third party managers.
We incurred management fees payable to Five Star of $0 and $11,140 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $22,374 for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, $0 and $10,636, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $0 and $504, respectively, were capitalized in our condensed consolidated balance sheets. For the six months ended June 30, 2026 and 2025, $0 and $21,275, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $0 and $1,099, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
Our Senior Living Communities Managers. As of June 30, 2026 and 2025, our managers managed 199 and 230, respectively, of our senior living communities, including closed communities.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We incurred management fees payable to our managers, other than Five Star, of $17,827 and $5,970 for the three months ended June 30, 2026 and 2025, respectively, and $35,968 and $12,304 for the six months ended June 30, 2026 and 2025, respectively. Additionally, we incurred incentive management fees payable to certain of our managers of $123 and $351 for the six months ended June 30, 2026 and 2025, respectively. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).
The following table presents residents fees and services revenue from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic housing and support services	$278,740	$256,114	$557,427	$508,886
Private pay and other third party payer skilled nursing facility services	16,781	45,204	37,196	93,458
Medicare and Medicaid programs	22,400	26,227	40,523	53,507
Total residents fees and services	$317,921	$327,545	$635,146	$655,851
The following table provides a summary of our managers that manage a large concentration of our senior living communities as of June 30, 2026:

		% of Gross
	Number of	Real Estate
	Communities	Properties
Sinceri Senior Living	38	30.5%
Discovery Senior Living	44	23.7%
Tutera Senior Living	18	8.9%
Phoenix Senior Living	26	7.4%
Charter Senior Living	30	6.9%
Remaining (1)	43	22.6%
Total	199	100.0%
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
We (decreased) increased rental income to record revenue on a straight line basis by $(204) and $(146) for the three months ended June 30, 2026 and 2025, respectively, and $(147) and $309 for the six months ended June 30, 2026 and 2025, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $62,016 and $62,163 of straight line rent receivables at June 30, 2026 and December 31, 2025, respectively, and are included in other assets, net in our condensed consolidated balance sheets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $8,787 and $9,812 for the three months ended June 30, 2026 and 2025, respectively, of which tenant reimbursements totaled $8,737 and $9,768, respectively, and $18,299 and $20,650 for the six months ended June 30, 2026 and 2025, respectively, of which tenant reimbursements totaled $18,210 and $20,191, respectively.
Right of Use Asset and Lease Liability: For leases where we are the lessee, we recognize a right of use asset and a lease liability equal to the present value of the minimum lease payments, with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $14,722 and $15,099, respectively, as of June 30, 2026, and $16,537 and $16,921, respectively, as of December 31, 2025. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.
Note 6. Indebtedness
As of June 30, 2026 and December 31, 2025, our outstanding indebtedness consisted of the following:
Senior Unsecured Notes:

	Principal Balance as of
	June 30, 2026	December 31, 2025	Interest Rate	Maturity
Senior unsecured notes	$500,000	$500,000	4.750%	February 2028
Senior unsecured notes	500,000	500,000	4.375%	March 2031
Senior unsecured notes	350,000	350,000	5.625%	August 2042
Senior unsecured notes	250,000	250,000	6.250%	February 2046
Total	1,600,000	1,600,000
Unamortized discount	(1,374)	(1,796)
Unamortized debt issuance costs	(16,499)	(17,478)
Senior unsecured notes, net	$1,582,127	$1,580,726
As of June 30, 2026, all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees as of June 30, 2026.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Secured and Other Debt:

	Number of Properties						Net Book Value
	Secured by as of		Principal Balance as of (1)				of Collateral as of
	June 30,	December 31,	June 30,	December 31,	Interest		June 30,	December 31,
	2026	2025	2026	2025	Rate (2)	Maturity	2026	2025
Secured revolving credit facility	14	14	$—	$—	6.28%	06/11/29	$319,945	$326,565
Senior secured notes (3)	36	36	375,000	375,000	7.25%	10/15/30	395,316	402,797
Floating rate mortgage loan (4)	14	14	140,000	140,000	6.15%	03/31/28	139,936	142,947
Mortgage note	4	4	62,969	63,499	6.57%	06/07/30	133,860	135,772
Mortgage note	8	8	120,000	120,000	6.86%	06/11/34	178,122	182,848
Mortgage notes (5)	7	7	108,873	108,873	6.22%	05/01/35	145,229	148,477
Mortgage notes (6)	2	2	30,284	30,284	6.36%	06/01/35	33,797	34,328
Mortgage note	1	1	5,064	5,847	6.44%	07/06/43	12,648	12,893
Finance leases (7)	—	2	—	613	—%	04/30/26	—	20,128
Total	86	88	842,190	844,116			$1,358,853	$1,406,755
Unamortized debt issuance costs (8)			(21,483)	(24,018)
Total secured and other debt, net			$820,707	$820,098
(1)The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.
(2)Interest rates are as of June 30, 2026, and reflect the impact of interest rate caps, if any.
(3)These notes are fully and unconditionally guaranteed, on a joint, several and senior secured basis by certain of our subsidiaries that own 36 properties, or the 2030 Collateral Guarantors, and on a joint, several and unsecured basis, by all of our subsidiaries other than the 2030 Collateral Guarantors and certain excluded subsidiaries. These notes and the guarantees provided by the 2030 Collateral Guarantors are secured by a first-priority lien on and security interest in 100% of the equity interests in each of the 2030 Collateral Guarantors. The unsecured guarantees related to these notes are effectively subordinated to all of the subsidiary guarantors' secured indebtedness to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes.
(4)This mortgage loan requires that interest be paid at an annual rate of one-month term secured overnight financing rate, or SOFR, plus a premium of 2.50% with interest-only payments through April 2027, and we have two six-month extension options for the interest-only period, subject to satisfaction of certain conditions. In connection with this mortgage loan, we have purchased an interest rate cap effective through March 2027 with a one-month term SOFR strike rate equal to 4.50% pursuant to the terms of the applicable loan agreement.
(5)These mortgage loans require interest-only payments through May 2030.
(6)These mortgage loans require interest-only payments through June 2028.
(7)In April 2026, we acquired the land parcels at two senior living communities previously subject to our finance leases pursuant to our exercise of a purchase option for an aggregate purchase price of $14,500, excluding closing costs.
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
Interest payable on borrowings under our revolving credit facility is based on daily SOFR plus a premium of 2.50% to 3.00%, depending on our net leverage ratio, as defined in our credit agreement, which was 2.50% as of June 30, 2026. We also pay an unused commitment fee of 25 to 35 basis points per annum based on amounts outstanding under our revolving credit facility. As of June 30, 2026, the annual interest rate payable on borrowings under our revolving credit facility was 6.28%. As of June 30, 2026 and July 31, 2026, we had no borrowings under our revolving credit facility and $150,000 available for borrowings.

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
Our credit agreement, our mortgage loan agreements and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our credit agreement and our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. Borrowings under our revolving credit facility are subject to satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of June 30, 2026.
Required principal payments due in the next five years and thereafter, excluding extension options, on all of our outstanding debt as of June 30, 2026, were as follows:

Principal Payment
2026	$618
2027	2,249
2028	640,623
2029	1,857
2030	435,123
Thereafter	1,361,720
Total	$2,442,190
Note 7. Fair Value of Assets and Liabilities
The table below presents certain of our assets that are measured on a recurring basis at fair value as of June 30, 2026 and December 31, 2025, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2026
Interest rate cap (1)	$53	$—	$53	$—
Investment in Seaport JV (2)	$74,134	$—	$—	$74,134
Investment in LSMD JV (2)	$46,738	$—	$—	$46,738

As of December 31, 2025
Interest rate cap (1)	$—	$—	$—	$—
Investment in Seaport JV (2)	$73,471	$—	$—	$73,471
Investment in LSMD JV (2)	$46,655	$—	$—	$46,655
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investments in the unconsolidated joint ventures' significant unobservable inputs are shown in the table below:

			Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of June 30, 2026
Investment in Seaport JV	Discounted cash flow	7.00%	6.00%	10 years
Investment in LSMD JV	Discounted cash flow	6.25% - 8.75%	5.25% - 9.00%	10 years

As of December 31, 2025
Investment in Seaport JV	Discounted cash flow	7.00%	6.00%	10 years
Investment in LSMD JV	Discounted cash flow	6.25% - 8.75%	5.25% - 8.00%	10 - 12 years
The table below presents a summary of the changes in fair value for our investments in the unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$119,622	$133,797	$120,126	$126,859
Equity in earnings of unconsolidated joint ventures	1,850	2,654	1,946	3,792
Contributions to unconsolidated joint ventures	—	2,700	—	8,500
Distributions from unconsolidated joint ventures	(600)	—	(1,200)	—
Ending balance	$120,872	$139,151	$120,872	$139,151
In addition to the assets described in the tables above, our financial instruments at June 30, 2026 and December 31, 2025 included cash and cash equivalents, restricted cash, certain other assets, our revolving credit facility, senior unsecured notes, senior secured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of June 30, 2026		As of December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Senior unsecured notes, 4.750% interest rate, due 2028	$497,926	$490,500	$497,290	$482,635
Senior secured notes, 7.250% interest rate, due 2030	366,019	385,988	365,005	383,434
Senior unsecured notes, 4.375% interest rate, due 2031	495,990	457,700	495,561	440,000
Senior unsecured notes, 5.625% interest rate, due 2042	343,873	249,480	343,683	224,140
Senior unsecured notes, 6.250% interest rate, due 2046	244,338	183,700	244,192	175,000
Secured debt and finance leases	454,688	476,736	455,093	484,932
Total	$2,402,834	$2,244,104	$2,400,824	$2,190,141
(1)Includes unamortized net discounts, premiums and debt issuance costs, if any.
The fair values of our two issuances of senior unsecured notes due 2042 and 2046 are based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, as of June 30, 2026 and December 31, 2025 (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our two issuances of senior unsecured notes due 2028 and 2031 and our issuance of senior secured notes due 2030 using an average of the bid and ask price on Nasdaq on or about June 30, 2026 and December 31, 2025 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Note 8. Shareholders' Equity
Common Share Awards:
On June 10, 2026, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 12,401 of our common shares, valued at $8.87 per share, the closing price of our common shares on Nasdaq on that day. We include the aggregate value of these awards in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Common Share Purchases:
During the three and six months ended June 30, 2026, we purchased an aggregate of 6,086 and 18,479 of our common shares, respectively, valued at a weighted average share price of $8.32 and $7.54, respectively, from certain former employees of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions:
During the six months ended June 30, 2026, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 15, 2026	January 26, 2026	February 19, 2026	$0.01	$2,421
April 9, 2026	April 21, 2026	May 14, 2026	0.01	2,421
			$0.02	$4,842
On July 9, 2026, we declared a quarterly distribution to common shareholders of record on July 20, 2026 of $0.01 per share, or approximately $2,421. We expect to pay this distribution on or about August 13, 2026 using cash on hand.
Note 9. Segment Reporting
Our operating segments are based on our internal reporting structure and property type and are aligned with how our Chief Operating Decision Maker, or the CODM, reviews the operating results to allocate resources and assess segment performance. The CODM is our President and Chief Executive Officer. Our two reportable segments are Senior Housing Operating Portfolio, or SHOP, and Medical Office and Life Science Portfolio. Our SHOP segment consists of managed senior living communities that provide short term and long term residential living and, in some instances, care and other services for residents where we pay fees to managers to operate the communities on our behalf. Our Medical Office and Life Science Portfolio segment primarily consists of medical office properties leased to medical providers and other medical related businesses, as well as life science properties primarily leased to biotech laboratories and other similar tenants. The significant expense categories and amounts presented below align with the segment-level information that is regularly provided to our CODM. The CODM reviews operating and financial results, including net income (loss) and its components, to assess performance, allocate resources and guide strategic decisions. For further information regarding the accounting policies of our reportable segments, see Note 2 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The tables below present information about our segments:

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
		Medical Office and Life Science Portfolio			Medical Office and Life Science Portfolio

	SHOP		Total	SHOP		Total
Revenues:
Rental income	$—	$40,116	$40,116	$—	$48,056	$48,056
Residents fees and services	317,921	—	317,921	327,545	—	327,545
Total segment revenues	317,921	40,116	358,037	327,545	48,056	375,601

Reconciliation of revenue:
Other revenue (1)			7,350			7,111
Total revenues			365,387			382,712

Less:
Senior living labor and benefits	150,249	—	150,249	165,260	—	165,260
Dietary	19,229	—	19,229	21,285	—	21,285
Utilities	16,656	2,108	18,764	17,360	2,788	20,148
Real estate taxes	10,976	4,700	15,676	11,974	5,972	17,946
Insurance	9,761	438	10,199	8,019	602	8,621
Other operating expenses (2)	57,555	9,161	66,716	67,032	12,207	79,239
Interest expense	6,602	2,252	8,854	4,861	2,271	7,132
Depreciation and amortization	46,789	13,226	60,015	47,726	16,175	63,901
Other segment items (3)	(97)	(1,123)	(1,220)	22,443	13,325	35,768
Segment income (loss)	$201	$9,354	9,555	$(38,415)	$(5,284)	(43,699)

Reconciliation of segment income (loss):
Other income (1)			4,713			4,665
General and administrative			(19,333)			(11,177)
Acquisition and certain other transaction related costs			(3,086)			(75)
Interest and other income			258			2,982
Interest expense			(28,229)			(43,794)
Loss on modification or early extinguishment of debt			—			(126)
Income tax expense			(1,297)			(843)
Equity in net earnings of an investee			—			428
Net loss			$(37,419)			$(91,639)
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
		Medical Office and Life Science Portfolio			Medical Office and Life Science Portfolio

	SHOP		Total	SHOP		Total
Revenues:
Rental income	$—	$82,011	$82,011	$—	$97,819	$97,819
Residents fees and services	635,146	—	635,146	655,851	—	655,851
Total segment revenues	635,146	82,011	717,157	655,851	97,819	753,670

Reconciliation of revenue:
Other revenue (1)			14,701			15,906
Total revenues			731,858			769,576

Less:
Senior living labor and benefits	301,511	—	301,511	327,664	—	327,664
Dietary	38,618	—	38,618	41,531	—	41,531
Utilities	35,847	4,871	40,718	36,938	6,390	43,328
Real estate taxes	22,272	9,208	31,480	24,044	11,806	35,850
Insurance	20,157	878	21,035	18,332	1,223	19,555
Other operating expenses (2)	119,620	18,281	137,901	133,899	25,057	158,956
Interest expense	13,159	4,483	17,642	4,927	4,524	9,451
Depreciation and amortization	93,654	26,745	120,399	96,361	33,496	129,857
Other segment items (3)	1,163	(1,273)	(110)	13,657	39,343	53,000
Segment (loss) income	$(10,855)	$18,818	7,963	$(41,502)	$(24,020)	(65,522)

Reconciliation of segment (loss) income:
Other income (1)			9,407			11,150
General and administrative			(33,371)			(20,177)
Acquisition and certain other transaction related costs			(6,779)			(99)
Gain on sale of real estate			—			97,560
Interest and other income			491			5,081
Interest expense			(56,486)			(99,306)
Loss on modification or early extinguishment of debt			—			(29,197)
Income tax expense			(1,919)			(892)
Equity in net earnings of an investee			—			777
Net loss			$(80,694)			$(100,625)
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	As of
Assets: (1)	June 30, 2026	December 31, 2025
SHOP	$2,777,768	$2,867,025
Medical Office and Life Science Portfolio	1,176,183	1,192,731
All Other	284,747	301,494
Total assets	$4,238,698	$4,361,250
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
Business Management Agreements with RMR. Pursuant to our business management agreement and in accordance with GAAP, we accrued estimated incentive management fees during the three and six months ended June 30, 2026 and 2025. The actual amount of incentive management fees incurred for 2026, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2026, and will be payable to RMR in January 2027. We incurred a $17,905 incentive management fee pursuant to our business management agreement for the year ended December 31, 2025. We paid this incentive management fee to RMR in January 2026.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
For the three and six months ended June 30, 2026 and 2025, the business management fees, incentive management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Three Months		Six Months
	Financial Statement	Ended June 30,		Ended June 30,
	Line Item	2026	2025	2026	2025
Pursuant to business management agreement:
Business management fees	General and administrative expenses (1)	$4,901	$3,741	$9,178	$7,550
Incentive management fees	General and administrative expenses	9,993	4,148	16,621	6,555
Total		$14,894	$7,889	$25,799	$14,105

Pursuant to property management agreement (2):
Property management fees	Property operating expenses	$985	$1,192	$1,987	$2,456
Construction supervision fees	Building and improvements (3)	307	208	632	434
Total		$1,292	$1,400	$2,619	$2,890

Expense reimbursement:
Property level expenses	Property operating expenses	$2,279	$3,318	$4,596	$7,059
Other expenses	General and administrative expenses	44	50	88	100
Total		$2,323	$3,368	$4,684	$7,159
(1)The net business management fees we recognized reflect a reduction of $743 for each of the three months ended June 30, 2026 and 2025, and $1,487 for each of the six months ended June 30, 2026 and 2025, for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc., as further described in Note 11.
(2)The net property management and construction supervision fees we recognized reflect a reduction of $199 for each of the three months ended June 30, 2026 and 2025, and $398 for each of the six months ended June 30, 2026 and 2025, for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 11.
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
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) prior to its wind-down and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and the sole director of AlerisLife. Christopher J. Bilotto, our other Managing Trustee and President and Chief Executive Officer, is also an executive of RMR Inc., Matthew C. Brown, our Chief Financial Officer and Treasurer, is also an executive vice president and the chief financial officer and treasurer of RMR Inc. and an officer of ABP Trust, and each of our officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as a trustee of these public companies and as chair of the boards of certain of these public companies. Other officers of RMR, including Mr. Bilotto, Mr. Brown and certain of our officers, serve as managing trustees, or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. As of June 30, 2026, ABP Trust and Mr. Portnoy owned 9.8% of our outstanding common shares.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
AlerisLife. As of June 30, 2026, we owned approximately 34% of the outstanding AlerisLife common shares and ABP Trust owned the approximate remaining 66% of AlerisLife. As of December 31, 2025, we completed the transition of the management agreements for all of the senior living communities previously managed by Five Star to third party managers and terminated the Master Management Agreement with Five Star.
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
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $3,965 as of June 30, 2026 and are included in other assets, net, in our condensed consolidated balance sheet. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 10 for further information regarding those management agreements with RMR.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. We recognized rental income from RMR for leased office space of $65 and $102 for the three months ended June 30, 2026 and 2025, respectively, and $173 and $209 for the six months ended June 30, 2026 and 2025, respectively.
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
Cash Flow Hedges of Interest Rate Risk
Our interest rate cap agreement is designated as a cash flow hedge of interest rate risk and is measured on a recurring basis at fair value. The following table summarizes the terms of our outstanding interest rate cap agreement as of June 30, 2026 and December 31, 2025:

Balance Sheet	Underlying	Maturity	Strike	Notional	Fair Value as of
Line Item	Instrument	Date	Rate	Amount	June 30, 2026	December 31, 2025
Other assets, net	Floating rate mortgage loan	3/31/2027	4.50%	$140,000	$53	$—

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
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income (loss) for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amount of gain (loss) recognized on derivative in other comprehensive income (loss)	$2	$(23)	$(93)	$(29)
Amount of loss reclassified from cumulative other comprehensive income (loss) into interest expense	$(36)	$(12)	$(50)	$(12)
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income (loss)	$(37,083)	$(50,926)	$(74,128)	$(108,757)
See Notes 6 and 7 for further information regarding the debt our interest rate cap is related to and the fair value of our interest rate cap.
Note 13. Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended June 30, 2026 and 2025, we recognized income tax expense of $1,297 and $843, respectively, and for the six months ended June 30, 2026 and 2025, we recognized income tax expense of $1,919 and $892, respectively.
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
OVERVIEW
We are a REIT organized under Maryland law that primarily owns senior living communities, medical office and life science properties and other healthcare related properties throughout the United States. As of June 30, 2026, we owned 285 properties located in 33 states and Washington, D.C. As of June 30, 2026, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 13.6 years.
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
Portfolio Overview (dollars in thousands, except average monthly rate and per square foot amounts)
The following table presents an overview of our portfolio as of and for the three months ended June 30, 2026:

				Gross
		Number of Units		Book Value
	Number of	or		of Real Estate
	Properties	Square Feet		Assets (1)	NOI (2)	% of NOI (2)
SHOP	199	22,469	units	$4,409,401	$53,495	63.4%
Medical Office and Life Science Portfolio	67	5,558,089	sq. ft.	1,489,557	23,709	28.1%
Triple net leased senior living communities	9	1,328	units	155,162	3,446	4.1%
Wellness centers	10	812,246	sq. ft.	208,110	3,793	4.4%
Total	285			$6,262,230	$84,443	100.0%
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

The following tables present key operating metrics of our portfolio as of and for the three and six months ended June 30, 2026 and 2025:

	Comparable Properties (1)				All Properties
	As of and for the				As of and for the
	Three Months Ended June 30,				Three Months Ended June 30,
	2026		2025		2026		2025
SHOP
Total properties	184		184		199		230
Number of units	21,124		21,124		22,469		24,872
Occupancy	83.1%		81.5%		82.5%		80.6%
Average monthly rate (2)	$5,715		$5,380		$5,693		$5,440

Medical Office and Life Science Portfolio (3)
Total properties	65		65		67		92
Total square feet	5,349,272		5,349,272		5,558,089		7,400,023
Occupancy	95.8%		94.7%		92.2%		82.9%

All Other
Total properties:
Triple net leased senior living communities	8		8		9		9
Wellness centers	10		10		10		10
Rent coverage: (4)
Triple net leased senior living communities	2.19	x	1.88	x	2.22	x	1.88	x
Wellness centers	3.32	x	2.93	x	3.32	x	2.93	x
Weighted average	2.78	x	2.43	x	2.78	x	2.43	x

	Comparable Properties (1)				All Properties
	As of and for the				As of and for the
	Six Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
SHOP
Total properties	184		184		199		230
Number of units	21,124		21,124		22,469		24,872
Occupancy	82.7%		81.4%		82.1%		80.4%
Average monthly rate (2)	$5,686		$5,360		$5,653		$5,427

Medical Office and Life Science Portfolio (3)
Total properties	65		65		67		92
Total square feet	5,349,272		5,349,272		5,558,089		7,400,023
Occupancy	95.8%		94.7%		92.2%		82.9%

All Other
Total properties:
Triple net leased senior living communities	8		8		9		9
Wellness centers	10		10		10		10
Rent coverage: (4)
Triple net leased senior living communities	2.19	x	1.88	x	2.22	x	1.88	x
Wellness centers	3.32	x	2.93	x	3.32	x	2.93	x
Weighted average	2.78	x	2.43	x	2.78	x	2.43	x
(1)Consists of properties owned, in service and reported in the same segment since April 1, 2025 for the three months ended June 30, 2026, and January 1, 2025 for the six months ended June 30, 2026; excludes properties classified as held for sale, closed or out of service, if any, planned dispositions and medical office and life science properties owned by unconsolidated joint ventures in which we own an equity interest. Properties are included in same property once stabilized for the full period in both comparison periods presented.
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
During the three and six months ended June 30, 2026, we entered into new and renewal leases in our Medical Office and Life Science Portfolio segment as summarized in the following tables:

	Three Months Ended June 30, 2026
	New Leases	Renewals	Total
Square feet leased during the period	33,000	444,000	477,000
Weighted average rental rate change (by rentable square feet)	46.3%	4.4%	6.7%
Weighted average lease term (years)	9.6	6.9	7.1
Total leasing costs and concession commitments (1)	$337	$9,136	$9,473
Total leasing costs and concession commitments per square foot (1)	$10.35	$20.57	$19.87
Total leasing costs and concession commitments per square foot per year (1)	$1.08	$2.98	$2.80

	Six Months Ended June 30, 2026
	New Leases	Renewals	Total
Square feet leased during the period	146,000	500,000	646,000
Weighted average rental rate change (by rentable square feet)	21.3%	4.5%	8.1%
Weighted average lease term (years)	10.0	7.1	7.8
Total leasing costs and concession commitments (1)	$4,152	$10,364	$14,516
Total leasing costs and concession commitments per square foot (1)	$28.55	$20.71	$22.47
Total leasing costs and concession commitments per square foot per year (1)	$2.86	$2.94	$2.90
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
As of June 30, 2026, lease expirations in our Medical Office and Life Science Portfolio segment were as follows:

				Cumulative			Cumulative
			% of Total	% of Total		% of Total	% of Total
	Number	Leased	Leased	Leased	Annualized	Annualized	Annualized
	of	Square Feet	Square Feet	Square Feet	Rental Income	Rental Income	Rental Income
Year	Leases	Expiring	Expiring	Expiring	Expiring (1)	Expiring	Expiring
2026 (2)	24	366,372	7.1%	7.1%	$11,566	7.1%	7.1%
2027	43	308,571	6.0%	13.1%	9,466	5.8%	12.9%
2028	42	1,052,666	20.5%	33.6%	31,770	19.5%	32.4%
2029	49	494,814	9.7%	43.3%	16,014	9.8%	42.2%
2030	34	539,803	10.5%	53.8%	12,206	7.5%	49.7%
Thereafter	101	2,362,419	46.2%	100.0%	82,271	50.3%	100.0%
Total	293	5,124,645	100.0%		$163,293	100.0%

Weighted average remaining lease term (in years)		4.7			5.0
(1)Annualized rental income is based on rents pursuant to existing leases as of June 30, 2026, and includes straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excludes lease value amortization.
(2)Includes two tenants who vacated on June 30, 2026, with an aggregate annualized rental income of $6,885 and leased square feet of 212,767. Excluding these two tenants, the annualized rental income and square footage with leases expiring in 2026 are $4,681 and 153,605, respectively.

As of June 30, 2026, lease expirations at our triple net leased wellness centers and senior living communities leased to third party operators were as follows:

					Cumulative
				% of Total	% of Total
		Number of Units	Annualized	Annualized	Annualized
	Number of	Or	Rental Income	Rental Income	Rental Income
Year	Properties	Square Feet	Expiring (1)	Expiring	Expiring
2026	—	—	$—	—%	—%
2027	—	—	—	—%	—%
2028	—	—	—	—%	—%
2029	1	155 units	547	1.8%	1.8%
2030	5	277 units and 129,600 square feet	5,062	16.7%	18.5%
Thereafter (2)	13	896 units and 682,646 square feet	24,732	81.5%	100.0%
Total	19		$30,341	100.0%

Weighted average remaining lease term (in years)			11.0
(1)Annualized rental income is based on rents pursuant to existing leases as of June 30, 2026. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.
(2)In April 2026, Stellar Senior Living LLC exercised its renewal option to extend its lease through 2037. This tenant's annual rent will be adjusted to a fair market rate effective August 2027 pursuant to the terms of the lease. This rent amount has not yet been finalized and therefore the current annualized rental income is reflected.
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

The following table summarizes the results of operations of each of our segments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
SHOP	$317,921	$327,545	$635,146	$655,851
Medical Office and Life Science Portfolio	40,116	48,056	82,011	97,819
All Other	7,350	7,111	14,701	15,906
Total revenues	$365,387	$382,712	$731,858	$769,576

Net income (loss):
SHOP	$201	$(38,415)	$(10,855)	$(41,502)
Medical Office and Life Science Portfolio	9,354	(5,284)	18,818	(24,020)
All Other	(46,974)	(47,940)	(88,657)	(35,103)
Net loss	$(37,419)	$(91,639)	$(80,694)	$(100,625)
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025 (amounts in thousands, except per share data):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended June 30, 2026 to the three months ended June 30, 2025. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Comparable (1)				Non-Comparable		Consolidated
	Properties Results				Properties Results		Properties Results
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30,				June 30,		June 30,
			$	%					$	%
	2026	2025	Change	Change	2026	2025	2026	2025	Change	Change
SHOP:
Residents fees and services	$301,189	$282,464	$18,725	6.6%	$16,732	$45,081	$317,921	$327,545	$(9,624)	(2.9)%
Property operating expenses	(249,214)	(244,582)	$4,632	1.9%	(15,212)	(46,348)	(264,426)	(290,930)	$(26,504)	(9.1)%
NOI	$51,975	$37,882	$14,093	37.2%	$1,520	$(1,267)	$53,495	$36,615	$16,880	46.1%

Medical Office and Life Science Portfolio:
Rental income	$40,080	$39,869	$211	0.5%	$36	$8,187	$40,116	$48,056	$(7,940)	(16.5)%
Property operating expenses	(16,012)	(15,769)	$243	1.5%	(395)	(5,800)	(16,407)	(21,569)	$(5,162)	(23.9)%
NOI	$24,068	$24,100	$(32)	(0.1)%	$(359)	$2,387	$23,709	$26,487	$(2,778)	(10.5)%

All Other:
Rental income	$7,165	$7,111	$54	0.8%	$185	$—	$7,350	$7,111	$239	3.4%
Property operating expenses	(111)	(81)	$30	37.0%	—	—	(111)	(81)	$30	37.0%
NOI	$7,054	$7,030	$24	0.3%	$185	$—	$7,239	$7,030	$209	3.0%

Consolidated:
Revenues	$348,434	$329,444	$18,990	5.8%	$16,953	$53,268	$365,387	$382,712	$(17,325)	(4.5)%
Property operating expenses	(265,337)	(260,432)	$4,905	1.9%	(15,607)	(52,148)	(280,944)	(312,580)	$(31,636)	(10.1)%
NOI	$83,097	$69,012	$14,085	20.4%	$1,346	$1,120	84,443	70,132	$14,311	20.4%

Depreciation and amortization							62,542	66,266	$(3,724)	(5.6)%
General and administrative							19,333	11,177	$8,156	73.0%
Acquisition and certain other transaction related costs							3,086	75	$3,011	n/m
Impairment of assets							—	30,993	$(30,993)	(100.0)%
Loss on sale of real estate							(629)	(7,429)	$6,800	(91.5)%
Interest and other income							258	2,982	$(2,724)	(91.3)%
Interest expense							(37,083)	(50,926)	$13,843	(27.2)%
Loss on modification or early extinguishment of debt							—	(126)	$126	(100.0)%
Loss before income taxes and equity in net earnings of investees							(37,972)	(93,878)	$55,906	(59.6)%
Income tax expense							(1,297)	(843)	$(454)	53.9%
Equity in net earnings of investees							1,850	3,082	$(1,232)	(40.0)%
Net loss							$(37,419)	$(91,639)	$54,220	(59.2)%

Weighted average common shares outstanding (basic and diluted)							240,749	240,132	617	0.3%

Net loss per common share (basic and diluted)							$(0.16)	$(0.38)	$0.22	(57.9)%
n/m - not meaningful
(1)Consists of properties owned, in service and reported in the same segment since April 1, 2025; excludes properties classified as held for sale, closed or out of service, if any, planned dispositions and medical office and life science properties owned by unconsolidated joint ventures in which we own an equity interest. Properties are included in same property once stabilized for the full period in both comparison periods presented.

SHOP:
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities. Residents fees and services decreased at our non-comparable properties primarily due to dispositions since April 1, 2025.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of community level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, management fees as a result of higher revenues and insurance costs, partially offset by decreases in maintenance and repair expense, dietary expense and other direct costs. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since April 1, 2025.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Medical Office and Life Science Portfolio:
Rental income. Rental income increased at our comparable properties primarily due to increases from our net leasing activity at certain of our properties. Rental income decreased at our non-comparable properties primarily due to dispositions since April 1, 2025.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses at our comparable properties is primarily due to increases in real estate taxes and cleaning expense, partially offset by a decrease in insurance and other direct costs at certain of our properties. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since April 1, 2025.
Net operating income. The change in NOI reflects the net changes in rental income and property operating expenses described above.
All Other:
Rental income. There have been no material changes in rental income at our comparable properties. The activity for our non-comparable properties primarily reflects one senior living community that transitioned to a triple net lease in December 2025.
Property operating expenses. Property operating expenses consist of real estate taxes, insurance and other expenses that are not paid directly by our tenants. There have been no material changes in property operating expenses.
Net operating income. The change in NOI primarily reflects the change in rental income described above.
Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to dispositions since April 1, 2025 and certain depreciable assets becoming fully depreciated, partially offset by the purchase of capital improvements at certain of our properties.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to $9,993 of estimated incentive management fees that we recognized for the three months ended June 30, 2026, compared to $4,148 for the three months ended June 30, 2025. These incentive management fees were recorded as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period. General and administrative expense also increased due to higher business management fees as a result of an increase in average share price during the 2026 period.

Acquisition and certain other transaction related costs. Acquisition and certain other transaction related costs primarily represent costs incurred with acquisitions and non-recurring transactions that we expensed under GAAP. During the three months ended June 30, 2026, we incurred transition costs as a result of our transition of 116 communities to both new and existing third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
Loss on sale of real estate. For information regarding loss on sale of real estate, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
Interest and other income. The decrease in interest and other income is primarily due to lower average invested cash balances and interest rates during the three months ended June 30, 2026 compared to the 2025 period.
Interest expense. Interest expense decreased primarily due to a decrease in discount accretion for our previously outstanding senior secured notes due 2026 due to the full redemption of the remaining balance of these notes during 2025. During the three months ended June 30, 2025, we recognized discount accretion of $16,307 for our then outstanding senior secured notes due 2026. Interest expense also decreased due to the redemption during 2025 of an aggregate $380,000 of our then remaining 9.75% senior unsecured notes due 2025. These decreases were partially offset by the issuance of $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in September 2025 and three mortgage financings totaling $203,157 since April 1, 2025.
Loss on modification or early extinguishment of debt. During the three months ended June 30, 2025, we recorded a loss on early extinguishment of debt in connection with the redemption of all $380,000 of our remaining 9.75% senior unsecured notes due 2025.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net earnings of investees. Equity in net earnings of investees is the change in the fair value of our investments in our unconsolidated joint ventures and also represented our proportionate share of the earnings of our equity method investment in AlerisLife. As of December 31, 2025, AlerisLife had ceased operations and was in the process of winding down its business. We recognized no equity in net earnings of AlerisLife for the three months ended June 30, 2026. For further information regarding our investment in AlerisLife, see Notes 3 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025 (amounts in thousands, except per share data):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the six months ended June 30, 2026 to the six months ended June 30, 2025. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Comparable (1)				Non-Comparable		Consolidated
	Properties Results				Properties Results		Properties Results
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30,				June 30,		June 30,
			$	%					$	%
	2026	2025	Change	Change	2026	2025	2026	2025	Change	Change
SHOP:
Residents fees and services	$597,693	$565,570	$32,123	5.7%	$37,453	$90,281	$635,146	$655,851	$(20,705)	(3.2)%
Property operating expenses	(501,397)	(488,651)	$12,746	2.6%	(36,628)	(93,757)	(538,025)	(582,408)	$(44,383)	(7.6)%
NOI	$96,296	$76,919	$19,377	25.2%	$825	$(3,476)	$97,121	$73,443	$23,678	32.2%

Medical Office and Life Science Portfolio:
Rental income	$81,929	$80,499	$1,430	1.8%	$82	$17,320	$82,011	$97,819	$(15,808)	(16.2)%
Property operating expenses	(32,494)	(31,943)	$551	1.7%	(744)	(12,533)	(33,238)	(44,476)	$(11,238)	(25.3)%
NOI	$49,435	$48,556	$879	1.8%	$(662)	$4,787	$48,773	$53,343	$(4,570)	(8.6)%

All Other:
Rental income	$14,330	$14,231	$99	0.7%	$371	$1,675	$14,701	$15,906	$(1,205)	(7.6)%
Property operating expenses	(237)	(20)	$217	n/m	—	(2)	(237)	(22)	$215	n/m
NOI	$14,093	$14,211	$(118)	(0.8)%	$371	$1,673	$14,464	$15,884	$(1,420)	(8.9)%

Consolidated:
Revenues	$693,952	$660,300	$33,652	5.1%	$37,906	$109,276	$731,858	$769,576	$(37,718)	(4.9)%
Property operating expenses	(534,128)	(520,614)	$13,514	2.6%	(37,372)	(106,292)	(571,500)	(626,906)	$(55,406)	(8.8)%
NOI	$159,824	$139,686	$20,138	14.4%	$534	$2,984	160,358	142,670	$17,688	12.4%

Depreciation and amortization							125,456	134,591	$(9,135)	(6.8)%
General and administrative							33,371	20,177	$13,194	65.4%
Acquisition and certain other transaction related costs							6,779	99	$6,680	n/m
Impairment of assets							—	69,465	$(69,465)	(100.0)%
(Loss) gain on sale of real estate							(1,836)	102,711	$(104,547)	(101.8)%
Gain on insurance recoveries							—	7,522	$(7,522)	(100.0)%
Interest and other income							491	5,081	$(4,590)	(90.3)%
Interest expense							(74,128)	(108,757)	$34,629	(31.8)%
Loss on modification or early extinguishment of debt							—	(29,197)	$29,197	(100.0)%
Loss before income taxes and equity in net earnings of investees							(80,721)	(104,302)	$23,581	(22.6)%
Income tax expense							(1,919)	(892)	$(1,027)	115.1%
Equity in net earnings of investees							1,946	4,569	$(2,623)	(57.4)%
Net loss							$(80,694)	$(100,625)	$19,931	(19.8)%

Weighted average common shares outstanding (basic and diluted)							240,722	240,045	677	0.3%

Net loss per common share (basic and diluted)							$(0.34)	$(0.42)	$0.08	(19.0)%
n/m - not meaningful
(1)Consists of properties owned, in service and reported in the same segment since January 1, 2025; excludes properties classified as held for sale, closed or out of service, if any, planned dispositions and medical office and life science properties owned by unconsolidated joint ventures in which we own an equity interest. Properties are included in same property once stabilized for the full period in both comparison periods presented.

SHOP:
Residents fees and services. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities. Residents fees and services decreased at our non-comparable properties primarily due to dispositions since January 1, 2025.
Property operating expenses. Property operating expenses increased at our comparable properties primarily due to increases in labor costs, management fees as a result of higher revenues, insurance costs and other direct costs, partially offset by decreases in maintenance and repair expense and dietary expense. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since January 1, 2025.
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
Property operating expenses. Property operating expenses increased at our comparable properties primarily due to increases in real estate taxes and cleaning expense, partially offset by a decrease in other direct costs at certain of our properties. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since January 1, 2025.
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
General and administrative expense. General and administrative expense increased primarily due to $16,621 of estimated incentive management fees that we recognized for the six months ended June 30, 2026, compared to $6,555 for the six months ended June 30, 2025. These incentive management fees were recorded as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period. General and administrative expense also increased due to higher business management fees as a result of an increase in average share price during the 2026 period.
Acquisition and certain other transaction related costs. During the six months ended June 30, 2026, we incurred transition costs as a result of our transition of 116 communities to both new and existing third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
(Loss) gain on sale of real estate. For information regarding (loss) gain on sale of real estate, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Gain on insurance recoveries. During the six months ended June 30, 2025, we recognized a gain on insurance recoveries related to cash received from our insurance provider in excess of our losses for a claim that was finalized. For further information regarding this gain on insurance recoveries, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
Interest and other income. The decrease in interest and other income is primarily due to lower average invested cash balances and interest rates during the six months ended June 30, 2026 compared to the 2025 period.
Interest expense. Interest expense decreased primarily due to a decrease in discount accretion for our previously outstanding senior secured notes due 2026 due to the full redemption of the remaining balance of these notes during 2025. During the six months ended June 30, 2025, we recognized discount accretion of $38,429 for our then outstanding senior secured notes due 2026. Interest expense also decreased due to the redemption during 2025 of an aggregate $380,000 of our then remaining 9.75% senior unsecured notes due 2025. These decreases were partially offset by the issuance of $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in September 2025 and $343,157 of mortgage financings during 2025.
Loss on modification or early extinguishment of debt. During the six months ended June 30, 2025, we recorded a loss on early extinguishment of debt in connection with the partial redemption of an aggregate $299,158 of our then outstanding senior secured notes due 2026 and with the redemption of all $380,000 of our remaining 9.75% senior unsecured notes due 2025.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net earnings of investees. Equity in net earnings of investees is the change in the fair value of our investments in our unconsolidated joint ventures and also represented our proportionate share of the earnings of our equity method investment in AlerisLife. As of December 31, 2025, AlerisLife had ceased operations and was in the process of winding down its business. We recognized no equity in net earnings of AlerisLife for the six months ended June 30, 2026. For further information regarding our investment in AlerisLife, see Notes 3 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures (amounts in thousands, except per share data)
We present certain "non-GAAP financial measures" within the meaning of the applicable rules of the Securities and Exchange Commission, or the SEC, including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three and six months ended June 30, 2026 and 2025. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2026 and 2025 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(37,419)	$(91,639)	$(80,694)	$(100,625)
Depreciation and amortization	62,542	66,266	125,456	134,591
Loss (gain) on sale of real estate	629	7,429	1,836	(102,711)
Impairment of assets	—	30,993	—	69,465
Equity in net earnings of investees	(1,850)	(3,082)	(1,946)	(4,569)
Share of FFO from unconsolidated joint ventures	1,915	2,715	3,942	5,452
Adjustments to reflect our share of FFO attributable to a former equity method investment	—	895	—	1,968
FFO	25,817	13,577	48,594	3,571
Incentive management fees (1)	9,993	4,148	16,621	6,555
Acquisition and certain other transaction related costs (2)	3,086	75	6,779	99
Gain on insurance recoveries	—	—	—	(7,522)
Loss on modification or early extinguishment of debt	—	126	—	29,197
Adjustments to reflect our share of Normalized FFO attributable to a former equity method investment	—	646	—	977
Normalized FFO	$38,896	$18,572	$71,994	$32,877

Weighted average common shares outstanding (basic and diluted)	240,749	240,132	240,722	240,045

Per common share data (basic and diluted):
Net loss	$(0.16)	$(0.38)	$(0.34)	$(0.42)
FFO	$0.11	$0.06	$0.20	$0.01
Normalized FFO	$0.16	$0.08	$0.30	$0.14
Distributions declared	$0.01	$0.01	$0.02	$0.02
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
(2)Acquisition and certain other transaction related costs primarily represent costs incurred with acquisitions and non-recurring transactions that we expensed under GAAP. During the three and six months ended June 30, 2026, we incurred transition costs as a result of our transition of 116 communities to both new and existing third party managers.
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

The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(37,419)	$(91,639)	$(80,694)	$(100,625)
Equity in net earnings of investees	(1,850)	(3,082)	(1,946)	(4,569)
Income tax expense	1,297	843	1,919	892
Loss before income taxes and equity in net earnings of investees	(37,972)	(93,878)	(80,721)	(104,302)
Loss on modification or early extinguishment of debt	—	126	—	29,197
Interest expense	37,083	50,926	74,128	108,757
Interest and other income	(258)	(2,982)	(491)	(5,081)
Gain on insurance recoveries	—	—	—	(7,522)
Loss (gain) on sale of real estate	629	7,429	1,836	(102,711)
Impairment of assets	—	30,993	—	69,465
Acquisition and certain other transaction related costs	3,086	75	6,779	99
General and administrative	19,333	11,177	33,371	20,177
Depreciation and amortization	62,542	66,266	125,456	134,591
NOI	$84,443	$70,132	$160,358	$142,670

NOI by segment:
SHOP	$53,495	$36,615	$97,121	$73,443
Medical Office and Life Science Portfolio	23,709	26,487	48,773	53,343
All Other	7,239	7,030	14,464	15,884
Total	$84,443	$70,132	$160,358	$142,670
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
•our and our managers' abilities to control operating expenses and capital expenses at our properties, including increased operating expenses that we may incur in response to wage and commodity price inflation and limited labor availability; and
•our managers' abilities to maintain or increase our returns from our managed senior living communities.

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents and restricted cash at beginning of period	$121,799	$149,854
Net cash provided by (used in):
Operating activities	46,724	49,777
Investing activities	(25,169)	270,038
Financing activities	(7,158)	(321,088)
Cash and cash equivalents and restricted cash at end of period	$136,196	$148,581
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
The decrease in cash provided by operating activities for the six months ended June 30, 2026 compared to the prior period was primarily due to payment of a $17,905 incentive management fee pursuant to our business management agreement for the year ended December 31, 2025, which was paid to RMR in January 2026, as well as dispositions of medical office, life science and triple net leased senior living properties in 2025, costs associated with our transition of 116 communities to new and existing third party managers and lower interest income primarily due to lower average invested cash balances and interest rates. These decreases were partially offset by a reduction in interest paid during the 2026 period primarily due to accreted interest of $34,700 paid during the 2025 period as a result of the partial redemption of our then outstanding senior secured notes due 2026 and higher cash flows at our SHOP communities.
Our Investing Liquidity and Resources
The change in cash (used in) provided by investing activities for the six months ended June 30, 2026 compared to the prior period was primarily due to a decrease in proceeds from the sale of real estate and an increase in cash used in real estate acquisitions, partially offset by a decrease in real estate improvements, an increase in cash dividends paid to us by AlerisLife and $8,500 of contributions made to the Seaport JV in the 2025 period.
In connection with the wind-down of its business, on January 9, 2026, AlerisLife paid an aggregate cash dividend of $80,000 to its stockholders, and our pro rata share of this cash dividend was $27,200.
Capital Expenditures
As of June 30, 2026, we had estimated unspent leasing related obligations at our medical office and life science properties of approximately $11,022, of which we expect to spend approximately $10,844 during the next 12 months. We expect to fund these obligations using operating cash flows and cash on hand.
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

Dispositions
During the six months ended June 30, 2026, we sold 13 properties for an aggregate sales price of $23,000, excluding closing costs.
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
Our Financing Liquidity and Resources
The decrease in cash used in financing activities for the six months ended June 30, 2026 compared to the prior period was primarily due to the redemption of our then outstanding senior unsecured notes due 2025 and partial redemption of our then outstanding senior secured notes due 2026, partially offset by our execution of four mortgage financings for aggregate proceeds, excluding closing costs, of $343,157, all in the 2025 period.
As of June 30, 2026, we had $116,793 of cash and cash equivalents. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
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
Interest payable on borrowings under our revolving credit facility is based on daily SOFR plus a premium of 2.50% to 3.00%, depending on our net leverage ratio, as defined in our credit agreement, which was 2.50% as of June 30, 2026. We also pay an unused commitment fee of 25 to 35 basis points per annum based on amounts outstanding under our revolving credit facility. As of June 30, 2026, the annual interest rate payable on borrowings under our revolving credit facility was 6.28%. As of June 30, 2026 and July 31, 2026, we had no borrowings under our revolving credit facility and $150,000 available for borrowings.
Distributions
During the six months ended June 30, 2026, we paid quarterly cash distributions to our shareholders totaling approximately $4,842 using cash on hand. On July 9, 2026, we declared a quarterly distribution to common shareholders of record on July 20, 2026 of $0.01 per share, or approximately $2,421. We expect to pay this distribution on or about August 13, 2026 using cash on hand.
Indebtedness
Our principal debt obligations at June 30, 2026 were: (1) $1,600,000 outstanding principal amount of senior unsecured notes; (2) $375,000 outstanding principal amount of senior secured notes secured by 36 properties; (3) $327,190 aggregate principal amount of fixed rate mortgage notes secured by 22 properties; and (4) $140,000 principal amount floating rate mortgage loan secured by 14 properties. For further information regarding our indebtedness, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our senior notes are governed by our senior notes indentures and their supplements. Our credit agreement, our mortgage loan agreements and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our credit agreement and our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. As of June 30, 2026, we believe we were in compliance with all of the covenants under our debt agreements. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including economic downturns or a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy our debt covenants and conditions.
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
Supplemental Guarantor Information
On February 3, 2021, we issued $500,000 of our 4.375% senior notes due 2031. As of June 30, 2026, all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor:

	As of
	June 30, 2026	December 31, 2025
Real estate properties, net	$2,437,728	$2,472,229
Other assets, net	298,880	333,384
Total assets	$2,736,608	$2,805,613

Indebtedness, net	$1,948,146	$1,946,346
Other liabilities	166,621	190,030
Total liabilities	$2,114,767	$2,136,376

Six Months Ended
June 30, 2026
Revenues	$453,302
Expenses	$(496,546)
Loss from continuing operations	$(99,316)
Net loss	$(99,289)
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) prior to its wind-down and others related to them. For further information about these and other such relationships and related person transactions, see Notes 4, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
Impact of Government Reimbursement
For the six months ended June 30, 2026, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.
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
Floating Rate Debt
As of June 30, 2026, our outstanding floating rate debt consisted of the following:

	Principal	Annual Interest	Annual Interest	Maturity	Interest
Debt	Balance	Rate (1)	Expense	Date	Payments Due
Floating rate mortgage loan	$140,000	6.15%	$8,730	3/31/2028	Monthly
Floating rate secured revolving credit facility	—	—	—	6/11/2029	Monthly
Total	$140,000		$8,730
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
At June 30, 2026, we had no amounts outstanding under our revolving credit facility. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at a rate of daily SOFR plus a premium. Accordingly, we are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2026, including the impact of our interest rate cap:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate (1)	Outstanding Debt	Expense Per Year	Per Share Impact (2)
As of June 30, 2026	6.15%	$140,000	$8,730	$(0.04)
One percentage point increase (3)	7.00%	$140,000	$9,936	$(0.04)
(1)Based on one-month term SOFR plus a premium, which was 250 basis points per annum for our $140,000 floating rate mortgage loan, as of June 30, 2026.
(2)Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2026.
(3)A one percentage point increase in interest rates would be capped at 7.00% for our $140,000 floating rate mortgage loan as a result of our 4.50% interest rate cap purchased for this debt. However, a one percentage point increase in the interest rate of our floating rate debt to 7.15% at June 30, 2026 would result in total floating rate interest expense per year of $10,149 and a decrease in annual earnings per share of $0.04.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2026 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate (1)	Outstanding Debt (2)	Expense Per Year	Per Share Impact (3)
As of June 30, 2026	6.22%	$290,000	$18,289	$(0.08)
One percentage point increase (4)	7.14%	$290,000	$20,994	$(0.09)
(1)Based on the applicable SOFR plus a premium, which was 250 basis points per annum for both our revolving credit facility and our $140,000 floating rate mortgage loan as of June 30, 2026. Interest rate is weighted based on amounts outstanding.
(2)Represents the maximum amount available under our revolving credit facility and our $140,000 floating rate mortgage loan.
(3)Based on the diluted weighted average common shares outstanding for the six months ended June 30, 2026.
(4)A one percentage point increase in interest rates would be capped at 7.00% for our $140,000 floating rate mortgage loan as a result of our 4.50% interest rate cap purchased for this debt. However, a one percentage point increase in the interest rate of our floating rate debt to 7.22% at June 30, 2026 would result in total floating rate interest expense per year of $21,229 and a decrease in annual earnings per share of $0.09.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our efforts to manage costs and our expectations regarding occupancy, average monthly rates and costs at our SHOP communities; market demand and supply for healthcare services for older adults and senior living communities; demand for medical office and life science leased space; our future leasing activity; our leverage; the sufficiency of our liquidity; our liquidity needs and sources; our capital expenditure plans and commitments; our property acquisitions and dispositions; our redevelopment, repositioning and construction activities and plans; and the amount and timing of future distributions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended June 30, 2026:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased(1)	per Share	or Programs	Programs
April 1, 2026 - April 30, 2026	1,706	$6.92	—	$—
June 1, 2026 - June 30, 2026	4,380	8.87	—	—
Total / weighted average	6,086	$8.32	—	$—
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
Dated: August 3, 2026

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 3, 2026