Form 10-Q
period 2026-09-30
DIVERSIFIED HEALTHCARE TRUST
filed 2026-11-02
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant's common shares outstanding as of October 30, 2026: 242,529,157

DIVERSIFIED HEALTHCARE TRUST
FORM 10-Q

September 30, 2026

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Diversified Healthcare Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information

Item 1. Financial Statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Real estate properties:
Land	$544,634	$542,403
Buildings and improvements	5,415,199	5,406,403
Total real estate properties, gross	5,959,833	5,948,806
Accumulated depreciation	(2,242,018)	(2,089,906)
Total real estate properties, net	3,717,815	3,858,900
Investments in unconsolidated joint ventures	122,978	120,126
Assets of properties held for sale	31,563	23,085
Cash and cash equivalents	110,659	105,407
Restricted cash	20,287	16,392
Equity method investment	—	27,200
Acquired real estate leases and other intangible assets, net	17,559	20,663
Other assets, net	168,545	189,477
Total assets	$4,189,406	$4,361,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured revolving credit facility	$—	$—
Senior secured notes, net	366,517	365,005
Senior unsecured notes, net	1,582,826	1,580,726
Secured debt and finance leases, net	454,709	455,093
Liabilities of properties held for sale	327	3,426
Accrued interest	24,624	30,683
Other liabilities	230,521	260,749
Total liabilities	2,659,524	2,695,682

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 242,563,534 and 242,121,025 shares issued and outstanding, respectively	2,426	2,421
Additional paid in capital	4,625,075	4,622,572
Cumulative net income	991,214	1,122,137
Cumulative other comprehensive loss	(20)	(12)
Cumulative distributions	(4,088,813)	(4,081,550)
Total shareholders' equity	1,529,882	1,665,568
Total liabilities and shareholders' equity	$4,189,406	$4,361,250
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Rental income	$47,748	$55,316	$144,460	$169,041
Residents fees and services	319,922	333,390	955,068	989,241
Total revenues	367,670	388,706	1,099,528	1,158,282

Expenses:
Property operating expenses	286,907	325,387	858,407	952,293
Depreciation and amortization	62,862	65,324	188,318	199,915
General and administrative	14,643	12,789	48,014	32,966
Acquisition and certain other transaction related costs	3,300	1,158	10,079	1,257
Impairment of assets	14,543	93,243	14,543	162,708
Total expenses	382,255	497,901	1,119,361	1,349,139

(Loss) gain on sale of real estate	(893)	1,260	(2,729)	103,971
Gain on insurance recoveries	—	—	—	7,522
Interest income and other expenses	431	(774)	922	4,307
Interest expense (including net amortization of debt discounts, premiums and issuance costs of $2,306, $20,121, $6,944 and $66,094, respectively)	(37,164)	(48,886)	(111,292)	(157,643)
Loss on modification or early extinguishment of debt	—	(11,191)	—	(40,388)
Loss before income taxes and equity in net earnings of investees	(52,211)	(168,786)	(132,932)	(273,088)
Income tax expense	(724)	(337)	(2,643)	(1,229)
Equity in net earnings of investees	2,706	5,083	4,652	9,652
Net loss	(50,229)	(164,040)	(130,923)	(264,665)

Other comprehensive income (loss):
Equity in unrealized gains of an investee	—	7	—	59
Unrealized gain (loss) on derivative	35	(6)	(8)	(23)
Other comprehensive income (loss)	35	1	(8)	36
Comprehensive loss	$(50,194)	$(164,039)	$(130,931)	$(264,629)

Weighted average common shares outstanding (basic and diluted)	240,980	240,385	240,809	240,160

Net loss per common share (basic and diluted)	$(0.21)	$(0.68)	$(0.54)	$(1.10)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

					Cumulative
			Additional		Other		Total
	Number of	Common	Paid in	Cumulative	Comprehensive	Cumulative	Shareholders'
	Shares	Shares	Capital	Net Income	(Loss) Income	Distributions	Equity
Balance at December 31, 2025:	242,121,025	$2,421	$4,622,572	$1,122,137	$(12)	$(4,081,550)	$1,665,568
Net loss	—	—	—	(43,275)	—	—	(43,275)
Other comprehensive loss	—	—	—	—	(81)	—	(81)
Distributions	—	—	—	—	—	(2,421)	(2,421)
Share grants	—	—	716	—	—	—	716
Share repurchases	(12,393)	—	(88)	—	—	—	(88)
Balance at March 31, 2026:	242,108,632	2,421	4,623,200	1,078,862	(93)	(4,083,971)	1,620,419
Net loss	—	—	—	(37,419)	—	—	(37,419)
Other comprehensive income	—	—	—	—	38	—	38
Distributions	—	—	—	—	—	(2,421)	(2,421)
Share grants	86,807	1	2,263	—	—	—	2,264
Share repurchases	(6,086)	—	(50)	—	—	—	(50)
Balance at June 30, 2026:	242,189,353	2,422	4,625,413	1,041,443	(55)	(4,086,392)	1,582,831
Net loss	—	—	—	(50,229)	—	—	(50,229)
Other comprehensive income	—	—	—	—	35	—	35
Distributions	—	—	—	—	—	(2,421)	(2,421)
Share grants	682,321	7	2,220	—	—	—	2,227
Share repurchases	(308,140)	(3)	(2,558)	—	—	—	(2,561)
Balance at September 30, 2026:	242,563,534	$2,426	$4,625,075	$991,214	$(20)	$(4,088,813)	$1,529,882
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

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,923)	$(264,665)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	188,318	199,915
Net amortization of debt discounts, premiums and issuance costs	6,944	66,094
Payment of accreted interest on senior secured notes	—	(86,992)
Straight line rental income	252	(759)
Lease value amortization	63	83
Loss on modification or early extinguishment of debt	—	40,388
Impairment of assets	14,543	162,708
Loss (gain) on sale of real estate	2,729	(103,971)
Gain on insurance recoveries	—	(7,522)
Other non-cash adjustments, net	2,379	(10)
Unconsolidated joint venture distributions	1,800	250
Equity in net earnings of investees	(4,652)	(9,652)
Change in assets and liabilities:
Deferred leasing costs, net	(5,182)	(3,273)
Other assets	21,004	(11,173)
Accrued interest	(6,059)	(10,684)
Other liabilities	(17,100)	29,755
Net cash provided by operating activities	74,116	492

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(14,565)	—
Real estate improvements	(86,221)	(114,389)
Proceeds from sale of real estate, net	21,693	349,382
Equity method investment distributions	27,200	48,400
Contributions to unconsolidated joint ventures	—	(8,500)
Proceeds from insurance recoveries	—	1,308
Purchase of interest rate cap	(147)	(47)
Net cash (used in) provided by investing activities	(52,040)	276,154

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes, net	—	369,375
Proceeds from mortgage notes payable	—	343,157
Redemption of senior secured notes	—	(483,368)
Redemption of senior unsecured notes	—	(380,000)
Repayment of other debt	(2,715)	(2,728)
Early extinguishment of debt settled in cash	—	(35,804)
Payment of debt issuance costs	(252)	(19,206)
Repurchase of common shares	(2,699)	(1,063)
Distributions to shareholders	(7,263)	(7,240)
Net cash used in financing activities	(12,929)	(216,877)

Increase in cash and cash equivalents and restricted cash	9,147	59,769
Cash and cash equivalents and restricted cash at beginning of period	121,799	149,854
Cash and cash equivalents and restricted cash at end of period	$130,946	$209,623
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIVERSIFIED HEALTHCARE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (1)	$110,407	$189,225
Income taxes paid	$3,178	$626

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$6,063	$15,474
(1)Includes $86,992 of accreted interest paid during the nine months ended September 30, 2025 on our then outstanding senior secured notes due 2026.
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the amount shown in our condensed consolidated statements of cash flows:

	As of September 30,
	2026	2025
Cash and cash equivalents	$110,659	$201,371
Restricted cash (1)	20,287	8,252
Total cash and cash equivalents and restricted cash	$130,946	$209,623
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Diversified Healthcare Trust and its subsidiaries, or DHC, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or our Annual Report.
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
Note 3. Real Estate and Other Investments
As of September 30, 2026, we owned 285 properties located in 33 states and Washington, D.C., and we owned an equity interest in each of two unconsolidated joint ventures that own medical office and life science properties located in five states.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Dispositions:
The table below represents the sale price, excluding closing costs, of our dispositions for the nine months ended September 30, 2026. We do not believe these sales represent a strategic shift in our business. As a result, the results of operations for these properties are included in continuing operations through the date of sale of such properties in our condensed consolidated statements of comprehensive income (loss).

			Number of	Number of		Loss on Sale
Date of Sale	State	Type of Property	Properties	Units	Sales Price	of Real Estate
March 2026	Various	Senior Living (SHOP)	13	669	$23,000	$(1,207)
During the nine months ended September 30, 2026, we recognized an additional loss on sale of real estate of $1,522 related to post-closing adjustments for dispositions completed in prior periods.
As of September 30, 2026, we had two properties classified as held for sale in our condensed consolidated balance sheet as follows:

			Real Estate
Segment	Number of Properties	Square Feet	Properties, Net
Medical Office and Life Science Portfolio	2	208,817	$31,540
As of November 2, 2026, we had a property under agreement to sell for a sales price of $10,500, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties, and we may incur losses on any such sales as a result.
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
During the nine months ended September 30, 2026, we recorded impairment charges of $14,543 to adjust the carrying value of two vacant medical office properties to their estimated fair values. These properties were classified as held for sale in our condensed consolidated balance sheet as of September 30, 2026.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Investments and Capital Expenditures:
The following is a summary of capital expenditures, development, redevelopment and other activities for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
SHOP fixed assets and capital improvements	$19,865	$33,306	$50,350	$78,704
Medical Office and Life Science Portfolio recurring capital expenditures:
Lease related costs (1)	3,485	4,961	12,310	12,336
Building improvements (2)	2,796	2,295	5,142	5,337
Subtotal Medical Office and Life Science Portfolio	6,281	7,256	17,452	17,673
Total recurring capital expenditures	$26,146	$40,562	$67,802	$96,377

Development, redevelopment and other activities - SHOP (3)	$2,748	$1,865	$8,541	$12,093
Development, redevelopment and other activities - Medical Office and Life Science Portfolio (3)	—	175	184	175
Total development, redevelopment and other activities	$2,748	$2,040	$8,725	$12,268

Capital expenditures by segment:
SHOP	$22,613	$35,171	$58,891	$90,797
Medical Office and Life Science Portfolio	6,281	7,431	17,636	17,848
Total capital expenditures	$28,894	$42,602	$76,527	$108,645
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
We account for the unconsolidated joint ventures as equity method investments under the fair value option. We recognized changes in the fair value of our investments in the unconsolidated joint ventures of $2,706 and $1,868 for the three months ended September 30, 2026 and 2025, respectively, and $4,652 and $5,660 for the nine months ended September 30, 2026 and 2025, respectively. These amounts are included in equity in net earnings of investees in our condensed consolidated statements of comprehensive income (loss).
See Note 7 for further information regarding the valuation of our investment in these joint ventures.
Equity Method Investment in AlerisLife:
As of September 30, 2026, we owned approximately 34% of the outstanding common shares of AlerisLife Inc., or AlerisLife. We did not control the activities that were most significant to AlerisLife and, as a result, we accounted for our non-controlling interest in AlerisLife using the equity method of accounting. As of December 31, 2025, AlerisLife had ceased operations and was in the process of winding down its business. As of September 30, 2026 and December 31, 2025, our investment in AlerisLife had a carrying value of $0 and $27,200, respectively.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
In connection with the wind-down of its business, on January 9, 2026, AlerisLife paid an aggregate cash dividend of $80,000 to its stockholders. Our pro rata share of this cash dividend was $27,200, thereby reducing the carrying value of our investment in AlerisLife to $0. We recognized no income or loss from our former equity method investment in AlerisLife for the three or nine months ended September 30, 2026. We recognized income of $3,215 and $3,992 for the three and nine months ended September 30, 2025, respectively, which is included in equity in net earnings of investees in our condensed consolidated statements of comprehensive income (loss). See Note 11 for more information regarding our former equity method investment in AlerisLife.
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
We incurred management fees payable to Five Star of $0 and $10,877 for the three months ended September 30, 2026 and 2025, respectively, and $0 and $33,251 for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, $0 and $10,446, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $0 and $431, respectively, were capitalized in our condensed consolidated balance sheets. For the nine months ended September 30, 2026 and 2025, $0 and $31,721, respectively, of the total management fees were expensed to property operating expenses in our condensed consolidated statements of comprehensive income (loss) and $0 and $1,530, respectively, were capitalized in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
Our Senior Living Communities Managers. As of September 30, 2026 and 2025, our managers managed 199 and 229, respectively, of our senior living communities, including closed communities.
In September 2026, we provided notice to terminate our management agreements with Oaks Senior Living, LLC and Oaks-CaraVita Senior Care, LLC and expect to transition management of six communities with 486 units to a new manager as early as in the fourth quarter of 2026. The terms of the management agreement for these communities are generally consistent with the terms of the existing management agreements with our other third party managers. We expect to incur transition costs related to the transition of these communities, including termination and other fees.
On October 1, 2026, we transitioned seven skilled nursing facilities with 807 units from management agreements with Stellar Senior Living LLC and entered into a 15-year triple net lease with operating subsidiaries of The Ensign Group, Inc. The initial annual rent is $8,000 and the lease provides annual rent increases based on the Consumer Price Index.
We incurred management fees payable to our managers, other than Five Star, of $18,173 and $6,812 for the three months ended September 30, 2026 and 2025, respectively, and $54,141 and $19,116 for the nine months ended September 30, 2026 and 2025, respectively. Additionally, we incurred incentive management fees payable to certain of our managers of $123 and $351 for the nine months ended September 30, 2026 and 2025, respectively. These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income (loss).

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The following table presents residents fees and services revenues from all of our managed senior living communities disaggregated by the type of contract and payer:

	Three Months Ended (1)		Nine Months Ended (1)
	September 30,		September 30,
	2026	2025	2026	2025
Basic housing and support services	$291,492	$293,266	$870,100	$870,573
Skilled nursing facility private pay and other third party payer services	7,945	13,398	23,361	38,435
Medicare and Medicaid programs	20,485	26,726	61,607	80,233
Total residents fees and services	$319,922	$333,390	$955,068	$989,241
(1)Beginning with the three and nine months ended September 30, 2026, we revised our methodology for disaggregating residents fees and services revenues. Basic housing and support services revenues include private pay basic housing and other support services revenues from our independent living, active adult, assisted living and memory care communities. Skilled nursing facility private pay and other third party payer services revenues include private pay and other third party payer revenues, excluding Medicare and Medicaid, from our skilled nursing facilities, which generally provide extensive nursing and healthcare services. Prior period amounts have been recast to conform to the current period presentation. This change had no impact on Medicare and Medicaid programs revenues or total residents fees and services revenues.
The following table provides a summary of our managers that manage a large concentration of our senior living communities as of September 30, 2026:

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
We (decreased) increased rental income to record revenue on a straight line basis by $(105) and $450 for the three months ended September 30, 2026 and 2025, respectively, and $(252) and $759 for the nine months ended September 30, 2026 and 2025, respectively. Rents receivable, excluding receivables related to our properties classified as held for sale, if any, include $61,912 and $62,163 of straight line rent receivables at September 30, 2026 and December 31, 2025, respectively, and are included in other assets, net in our condensed consolidated balance sheets.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
We do not include in our measurement of our lease receivables certain variable payments, including changes in the index or market based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $8,406 and $10,098 for the three months ended September 30, 2026 and 2025, respectively, of which tenant reimbursements totaled $8,360 and $10,064, respectively, and $26,705 and $30,748 for the nine months ended September 30, 2026 and 2025, respectively, of which tenant reimbursements totaled $26,570 and $30,255, respectively.
Right of Use Asset and Lease Liability: For leases where we are the lessee, we recognize a right of use asset and a lease liability equal to the present value of the minimum lease payments, with rental payments being applied to the lease liability and the right of use asset being amortized over the term of the lease. The values of the right of use assets and related liabilities representing our future obligation under the respective lease arrangements for which we are the lessee were $13,797 and $14,171, respectively, as of September 30, 2026, and $16,537 and $16,921, respectively, as of December 31, 2025. The right of use assets and related lease liabilities are included within other assets, net and other liabilities, respectively, within our condensed consolidated balance sheets. In addition, we lease equipment at certain of our managed senior living communities. These equipment leases are short term in nature, are cancelable with no fee or do not result in an annual expense in excess of our capitalization policy and, as a result, are not recorded on our condensed consolidated balance sheets.
Note 6. Indebtedness
As of September 30, 2026 and December 31, 2025, our outstanding indebtedness consisted of the following:
Senior Unsecured Notes:

	Principal Balance as of
	September 30, 2026	December 31, 2025	Interest Rate	Maturity
Senior unsecured notes	$500,000	$500,000	4.750%	February 2028
Senior unsecured notes	500,000	500,000	4.375%	March 2031
Senior unsecured notes	350,000	350,000	5.625%	August 2042
Senior unsecured notes	250,000	250,000	6.250%	February 2046
Total	1,600,000	1,600,000
Unamortized discount	(1,164)	(1,796)
Unamortized debt issuance costs	(16,010)	(17,478)
Senior unsecured notes, net	$1,582,826	$1,580,726
As of September 30, 2026, all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and the notes and related guarantees are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees as of September 30, 2026.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
Secured and Other Debt:

	Number of Properties						Net Book Value
	Secured by as of		Principal Balance as of (1)				of Collateral as of
	September 30,	December 31,	September 30,	December 31,	Interest		September 30,	December 31,
	2026	2025	2026	2025	Rate (2)	Maturity	2026	2025
Secured revolving credit facility	14	14	$—	$—	6.50%	06/11/29	$317,922	$326,565
Senior secured notes (3)	36	36	375,000	375,000	7.25%	10/15/30	391,491	402,797
Floating rate mortgage loan (4)	14	14	140,000	140,000	6.41%	03/31/28	139,088	142,947
Mortgage note	4	4	62,709	63,499	6.57%	06/07/30	132,393	135,772
Mortgage note	8	8	120,000	120,000	6.86%	06/11/34	175,965	182,848
Mortgage notes (5)	7	7	108,873	108,873	6.22%	05/01/35	143,955	148,477
Mortgage notes (6)	2	2	30,284	30,284	6.36%	06/01/35	33,932	34,328
Mortgage note	1	1	4,535	5,847	6.44%	07/06/43	12,571	12,893
Finance leases (7)	—	2	—	613	—%	04/30/26	—	20,128
Total	86	88	841,401	844,116			$1,347,317	$1,406,755
Unamortized debt issuance costs (8)			(20,175)	(24,018)
Total secured and other debt, net			$821,226	$820,098
(1)The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.
(2)Interest rates are as of September 30, 2026, and reflect the impact of interest rate caps, if any.
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
(4)This mortgage loan requires that interest be paid at an annual rate of one-month term secured overnight financing rate, or SOFR, plus a premium of 2.50%, with interest-only payments through April 2027, and we have two six-month extension options for the interest-only period, subject to satisfaction of certain conditions. In connection with this mortgage loan, we have purchased an interest rate cap effective through March 2027 with a one-month term SOFR strike rate equal to 4.50% pursuant to the terms of the applicable loan agreement. We have two one-year extension options for the maturity date of this mortgage, subject to satisfaction of certain conditions and payment of an extension fee.
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
Interest payable on borrowings under our revolving credit facility is based on daily SOFR plus a premium of 2.50% to 3.00%, depending on our net leverage ratio, as defined in our credit agreement, which was 2.50% as of September 30, 2026. We also pay an unused commitment fee of 25 to 35 basis points per annum based on amounts outstanding under our revolving credit facility. As of September 30, 2026, the annual interest rate payable on borrowings under our revolving credit facility was 6.50%. As of September 30, 2026 and October 30, 2026, we had no borrowings under our revolving credit facility and $150,000 available for borrowings.

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
Our credit agreement, our mortgage loan agreements and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our credit agreement and our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. Borrowings under our revolving credit facility are subject to satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of September 30, 2026.
Required principal payments due in the next five years and thereafter, excluding extension options, on all of our outstanding debt as of September 30, 2026, were as follows:

Principal Payment
2026	$314
2027	2,232
2028	640,605
2029	1,837
2030	435,102
Thereafter	1,361,311
Total	$2,441,401
Note 7. Fair Value of Assets and Liabilities
The table below presents certain of our assets that are measured at fair value as of September 30, 2026 and December 31, 2025, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2026
Recurring:
Interest rate cap (1)	$51	$—	$51	$—
Investment in Seaport JV (2)	$75,196	$—	$—	$75,196
Investment in LSMD JV (2)	$47,782	$—	$—	$47,782
Nonrecurring:
Real estate properties held for sale (3)	$31,540	$—	$31,540	$—

As of December 31, 2025
Recurring:
Interest rate cap (1)	$—	$—	$—	$—
Investment in Seaport JV (2)	$73,471	$—	$—	$73,471
Investment in LSMD JV (2)	$46,655	$—	$—	$46,655

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
(3)We have assets in our condensed consolidated balance sheets that are measured at fair value on a nonrecurring basis. During the three months ended September 30, 2026, we recorded impairment charges of $14,543 to adjust the carrying value of two vacant medical office properties classified as held for sale to their estimated aggregate sales price, less estimated costs to sell, of $31,540 based on negotiated sales prices with third party buyers. See Note 3 for further information regarding impairment charges and the properties we have classified as held for sale.
The discount rates, exit capitalization rates and holding periods used to determine the fair value of our investments in the unconsolidated joint ventures' significant unobservable inputs are shown in the table below:

			Exit
	Valuation	Discount	Capitalization	Holding
	Technique	Rates	Rates	Periods
As of September 30, 2026
Investment in Seaport JV	Discounted cash flow	7.00%	6.00%	10 years
Investment in LSMD JV	Discounted cash flow	6.25% - 9.50%	5.50% - 8.50%	10 - 11 years

As of December 31, 2025
Investment in Seaport JV	Discounted cash flow	7.00%	6.00%	10 years
Investment in LSMD JV	Discounted cash flow	6.25% - 8.75%	5.25% - 8.00%	10 - 12 years
The table below presents a summary of the changes in fair value for our investments in the unconsolidated joint ventures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	$120,872	$139,151	$120,126	$126,859
Equity in earnings of unconsolidated joint ventures	2,706	1,868	4,652	5,660
Contributions to unconsolidated joint ventures	—	—	—	8,500
Distributions from unconsolidated joint ventures	(600)	(28,250)	(1,800)	(28,250)
Ending balance	$122,978	$112,769	$122,978	$112,769
In addition to the assets described in the tables above, our financial instruments at September 30, 2026 and December 31, 2025 included cash and cash equivalents, restricted cash, certain other assets, our revolving credit facility, senior unsecured notes, senior secured notes, secured debt and finance leases and certain other unsecured obligations and liabilities. The fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of September 30, 2026		As of December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Senior unsecured notes, 4.750% interest rate, due 2028	$498,244	$483,900	$497,290	$482,635
Senior secured notes, 7.250% interest rate, due 2030	366,517	374,250	365,005	383,434
Senior unsecured notes, 4.375% interest rate, due 2031	496,205	442,550	495,561	440,000
Senior unsecured notes, 5.625% interest rate, due 2042	343,968	235,200	343,683	224,140
Senior unsecured notes, 6.250% interest rate, due 2046	244,409	177,600	244,192	175,000
Secured debt and finance leases	454,709	458,622	455,093	484,932
Total	$2,404,052	$2,172,122	$2,400,824	$2,190,141
(1)Includes unamortized net discounts, premiums and debt issuance costs, if any.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The fair values of our two issuances of senior unsecured notes due 2042 and 2046 are based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, as of September 30, 2026 and December 31, 2025 (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our two issuances of senior unsecured notes due 2028 and 2031 and our issuance of senior secured notes due 2030 using an average of the bid and ask price on Nasdaq on or about September 30, 2026 and December 31, 2025 (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our secured debts by using discounted cash flows analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 8. Shareholders' Equity
Common Share Awards:
On June 10, 2026, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 12,401 of our common shares, valued at $8.87 per share, the closing price of our common shares on Nasdaq on that day.
On September 10, 2026, we awarded to our officers and certain other employees of The RMR Group LLC, or RMR, under our equity compensation plan an aggregate of 682,321 of our common shares, valued at $7.54 per share, the closing price of our common shares on Nasdaq on that day.
We include the aggregate value of these awards in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Common Share Purchases:
During the three and nine months ended September 30, 2026, we purchased an aggregate of 308,140 and 326,619 of our common shares, respectively, valued at a weighted average share price of $8.32 and $8.27, respectively, from our officers and certain other current and former employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions:
During the nine months ended September 30, 2026, we declared and paid quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Total Distributions
January 15, 2026	January 26, 2026	February 19, 2026	$0.01	$2,421
April 9, 2026	April 21, 2026	May 14, 2026	0.01	2,421
July 9, 2026	July 20, 2026	August 13, 2026	0.01	2,421
			$0.03	$7,263
On October 8, 2026, we declared a quarterly distribution to common shareholders of record on October 19, 2026 of $0.01 per share, or approximately $2,425. We expect to pay this distribution on or about November 12, 2026 using cash on hand.

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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
The tables below present information about our segments:

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
		Medical Office and Life Science Portfolio			Medical Office and Life Science Portfolio

	SHOP		Total	SHOP		Total
Revenues:
Rental income	$—	$40,397	$40,397	$—	$48,201	$48,201
Residents fees and services	319,922	—	319,922	333,390	—	333,390
Total segment revenues	319,922	40,397	360,319	333,390	48,201	381,591

Reconciliation of revenue:
Other revenue (1)			7,351			7,115
Total revenues			367,670			388,706

Less:
Senior living labor and benefits	154,127	—	154,127	172,422	—	172,422
Dietary	18,608	—	18,608	21,362	—	21,362
Utilities	18,490	3,011	21,501	19,839	3,990	23,829
Real estate taxes	10,667	4,242	14,909	10,944	5,723	16,667
Insurance	6,910	350	7,260	9,385	739	10,124
Other operating expenses (2)	61,459	8,923	70,382	69,818	11,074	80,892
Interest expense	6,670	2,264	8,934	6,943	2,290	9,233
Depreciation and amortization	46,820	13,523	60,343	47,113	15,840	62,953
Other segment items (3)	866	11,863	12,729	36,130	55,538	91,668
Segment income (loss)	$(4,695)	$(3,779)	(8,474)	$(60,566)	$(46,993)	(107,559)

Reconciliation of segment income (loss):
Other income (1)			4,711			4,652
General and administrative			(14,643)			(12,789)
Acquisition and certain other transaction related costs			(3,300)			(1,158)
Gain on sale of real estate			—			1,554
Interest income and other expenses			431			(774)
Interest expense			(28,230)			(39,653)
Loss on modification or early extinguishment of debt			—			(11,191)
Income tax expense			(724)			(337)
Equity in net earnings of an investee			—			3,215
Net loss			$(50,229)			$(164,040)
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
		Medical Office and Life Science Portfolio			Medical Office and Life Science Portfolio

	SHOP		Total	SHOP		Total
Revenues:
Rental income	$—	$122,408	$122,408	$—	$146,020	$146,020
Residents fees and services	955,068	—	955,068	989,241	—	989,241
Total segment revenues	955,068	122,408	1,077,476	989,241	146,020	1,135,261

Reconciliation of revenue:
Other revenue (1)			22,052			23,021
Total revenues			1,099,528			1,158,282

Less:
Senior living labor and benefits	455,638	—	455,638	500,086	—	500,086
Dietary	57,226	—	57,226	62,893	—	62,893
Utilities	54,337	7,882	62,219	56,777	10,380	67,157
Real estate taxes	32,939	13,450	46,389	34,988	17,529	52,517
Insurance	27,067	1,228	28,295	27,717	1,962	29,679
Other operating expenses (2)	181,079	27,204	208,283	203,717	36,131	239,848
Interest expense	19,829	6,747	26,576	11,870	6,814	18,684
Depreciation and amortization	140,474	40,268	180,742	143,474	49,336	192,810
Other segment items (3)	2,029	10,590	12,619	49,787	94,881	144,668
Segment (loss) income	$(15,550)	$15,039	(511)	$(102,068)	$(71,013)	(173,081)

Reconciliation of segment (loss) income:
Other income (1)			14,118			15,802
General and administrative			(48,014)			(32,966)
Acquisition and certain other transaction related costs			(10,079)			(1,257)
Gain on sale of real estate			—			99,114
Interest income and other expenses			922			4,307
Interest expense			(84,716)			(138,959)
Loss on modification or early extinguishment of debt			—			(40,388)
Income tax expense			(2,643)			(1,229)
Equity in net earnings of an investee			—			3,992
Net loss			$(130,923)			$(264,665)
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)

	As of
Assets: (1)	September 30, 2026	December 31, 2025
SHOP	$2,742,943	$2,867,025
Medical Office and Life Science Portfolio	1,155,015	1,192,731
All Other	291,448	301,494
Total assets	$4,189,406	$4,361,250
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
Business Management Agreement with RMR. Pursuant to our business management agreement and in accordance with GAAP, we accrued estimated incentive management fees during the three and nine months ended September 30, 2026 and 2025. The actual amount of incentive management fees incurred for 2026, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2026, and will be payable to RMR in January 2027. We incurred a $17,905 incentive management fee pursuant to our business management agreement for the year ended December 31, 2025. We paid this incentive management fee to RMR in January 2026.
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

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
For the three and nine months ended September 30, 2026 and 2025, the business management fees, incentive management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

		Three Months Ended		Nine Months Ended
	Financial Statement	September 30,		September 30,
	Line Item	2026	2025	2026	2025
Pursuant to business management agreement:
Business management fees	General and administrative expenses (1)	$5,029	$3,967	$14,207	$11,517
Incentive management fees	General and administrative expenses	5,374	5,676	21,995	12,231
Total		$10,403	$9,643	$36,202	$23,748

Pursuant to property management agreement (2):
Property management fees	Property operating expenses	$1,009	$1,199	$2,996	$3,643
Construction supervision fees	Building and improvements (3)	313	341	945	775
Total		$1,322	$1,540	$3,941	$4,418

Expense reimbursement:
Property level expenses	Property operating expenses	$2,722	$3,085	$7,318	$10,144
Other expenses	General and administrative expenses	44	50	132	150
Total		$2,766	$3,135	$7,450	$10,294
(1)The net business management fees we recognized reflect a reduction of $744 for each of the three months ended September 30, 2026 and 2025, and $2,232 for each of the nine months ended September 30, 2026 and 2025, for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc., as further described in Note 11.
(2)The net property management and construction supervision fees we recognized reflect a reduction of $199 for each of the three months ended September 30, 2026 and 2025, and $597 for each of the nine months ended September 30, 2026 and 2025, for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 11.
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
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., AlerisLife (including Five Star) prior to its wind-down and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR and the sole director of AlerisLife. Christopher J. Bilotto, our other Managing Trustee and President and Chief Executive Officer, is also an executive of RMR Inc., Matthew C. Brown, our Chief Financial Officer and Treasurer, is also an executive vice president and the chief financial officer and treasurer of RMR Inc. and an officer of ABP Trust, and each of our officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as a trustee of these public companies and as chair of the boards of certain of these public companies. Other officers of RMR, including Mr. Bilotto, Mr. Brown and certain of our officers, serve as managing trustees or officers of certain of these companies. In addition, officers of RMR and RMR Inc. serve as our officers and officers of other companies to which RMR or its subsidiaries provide management services. As of September 30, 2026, ABP Trust and Mr. Portnoy owned 9.8% of our outstanding common shares.

DIVERSIFIED HEALTHCARE TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share data or as otherwise stated)
AlerisLife. As of September 30, 2026, we owned approximately 34% of the outstanding AlerisLife common shares and ABP Trust owned the remaining outstanding common shares of AlerisLife. As of December 31, 2025, we completed the transition of the management agreements for all of the senior living communities previously managed by Five Star to third party managers and terminated the Master Management Agreement with Five Star.
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
Our Joint Ventures. In connection with our entering into the LSMD JV in January 2022, we paid mortgage escrow amounts and closing costs that were payable by that joint venture. The remaining costs totaled $1,220 as of September 30, 2026 and are included in other assets, net, in our condensed consolidated balance sheet. In October 2026, the LSMD JV reimbursed us for these costs in full. RMR provides management services to each of the Seaport JV and the LSMD JV. See Note 10 for further information regarding those management agreements with RMR.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. We recognized rental income from RMR for leased office space of $72 and $102 for the three months ended September 30, 2026 and 2025, respectively, and $245 and $311 for the nine months ended September 30, 2026 and 2025, respectively.
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
Cash Flow Hedges of Interest Rate Risk
Our interest rate cap agreement is designated as a cash flow hedge of interest rate risk and is measured on a recurring basis at fair value. The following table summarizes the terms of our outstanding interest rate cap agreement as of September 30, 2026 and December 31, 2025:

Balance Sheet	Underlying	Maturity	Strike	Notional	Fair Value as of
Line Item	Instrument	Date	Rate	Amount	September 30, 2026	December 31, 2025
Other assets, net	Floating rate mortgage loan	3/31/2027	4.50%	$140,000	$51	$—

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
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income (loss) for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amount of loss recognized on derivative in other comprehensive income (loss)	$(1)	$(17)	$(95)	$(46)
Amount of loss reclassified from cumulative other comprehensive income (loss) into interest expense	$(36)	$(11)	$(87)	$(23)
Total amount of interest expense presented in the condensed consolidated statements of comprehensive income (loss)	$(37,164)	$(48,886)	$(111,292)	$(157,643)
See Notes 6 and 7 for further information regarding the debt our interest rate cap is related to and the fair value of our interest rate cap.
Note 13. Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT. Our current income tax expense (or benefit) fluctuates from period to period based primarily on the timing of our income, including gains on the disposition of properties or losses in a particular quarter. For the three months ended September 30, 2026 and 2025, we recognized income tax expense of $724 and $337, respectively, and for the nine months ended September 30, 2026 and 2025, we recognized income tax expense of $2,643 and $1,229, respectively.
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
OVERVIEW
We are a REIT organized under Maryland law that primarily owns senior living communities, medical office and life science properties and other healthcare related properties throughout the United States. As of September 30, 2026, we owned 285 properties located in 33 states and Washington, D.C. As of September 30, 2026, we owned an equity interest in each of the Seaport JV and the LSMD JV that own medical office and life science properties located in five states with an aggregate of approximately 2.2 million rentable square feet that were 99% leased with an average (by annualized rental income) remaining lease term of 13.4 years.
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
Portfolio Overview (dollars in thousands, except average monthly rate and per square foot amounts)
The following table presents an overview of our portfolio as of and for the three months ended September 30, 2026:

				Gross
		Number of Units		Book Value
	Number of	or		of Real Estate
	Properties	Square Feet		Assets (1)	NOI (2)	% of NOI (2)
SHOP (3)	199	22,445	units	$4,432,086	$49,661	61.5%
Medical Office and Life Science Portfolio	67	5,558,089	sq. ft.	1,478,737	23,871	29.6%
Triple net leased senior living communities	9	1,328	units	155,357	3,445	4.3%
Wellness centers	10	812,246	sq. ft.	208,110	3,786	4.6%
Total	285			$6,274,290	$80,763	100.0%
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

(3)Triple net leased senior living communities include, beginning in October 2026, seven skilled nursing facilities with 807 units that were formerly under management agreements and transitioned to a triple net lease. These seven communities had NOI of $1,341 and $4,420 during the three and nine months ended September 30, 2026, respectively.
The following tables present key operating metrics of our portfolio as of and for the three and nine months ended September 30, 2026 and 2025:

	Comparable Properties (1)				All Properties
	As of and for the				As of and for the
	Three Months Ended September 30,				Three Months Ended September 30,
	2026		2025		2026		2025
SHOP
Total properties	184		184		199		229
Number of units	21,100		21,100		22,445		24,906
Occupancy	84.4%		82.4%		83.8%		81.5%
Average monthly rate (2)	$5,696		$5,414		$5,670		$5,472

Medical Office and Life Science Portfolio (3)
Total properties	64		64		67		88
Total square feet	5,199,553		5,199,553		5,558,089		6,931,407
Occupancy	94.5%		94.5%		88.4%		86.6%

All Other
Total properties:
Triple net leased senior living communities	8		8		9		8
Wellness centers	10		10		10		10
Rent coverage: (4)
Triple net leased senior living communities	2.21	x	1.85	x	2.27	x	1.85	x
Wellness centers	3.46	x	3.23	x	3.46	x	3.23	x
Weighted average	2.86	x	2.61	x	2.87	x	2.61	x

	Comparable Properties (1)				All Properties
	As of and for the				As of and for the
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
SHOP
Total properties	184		184		199		229
Number of units	21,100		21,100		22,445		24,906
Occupancy	83.3%		81.7%		82.6%		80.8%
Average monthly rate (2)	$5,689		$5,378		$5,659		$5,442

Medical Office and Life Science Portfolio (3)
Total properties	64		64		67		88
Total square feet	5,199,553		5,199,553		5,558,089		6,931,407
Occupancy	94.5%		94.5%		88.4%		86.6%

All Other
Total properties:
Triple net leased senior living communities	8		8		9		8
Wellness centers	10		10		10		10
Rent coverage: (4)
Triple net leased senior living communities	2.21	x	1.85	x	2.27	x	1.85	x
Wellness centers	3.46	x	3.23	x	3.46	x	3.23	x
Weighted average	2.86	x	2.61	x	2.87	x	2.61	x

(1)Consists of properties owned, in service and reported in the same segment since July 1, 2025 for the three months ended September 30, 2026, and January 1, 2025 for the nine months ended September 30, 2026; excludes properties classified as held for sale, closed or out of service, if any, planned dispositions and medical office and life science properties owned by unconsolidated joint ventures in which we own an equity interest. Properties are included in same property once stabilized for the full period in both comparison periods presented.
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
During the three and nine months ended September 30, 2026, we entered into new and renewal leases in our Medical Office and Life Science Portfolio segment as summarized in the following tables:

	Three Months Ended September 30, 2026
	New Leases	Renewals	Total
Square feet leased during the period	65,000	65,000	130,000
Weighted average rental rate change (by rentable square feet)	33.5%	17.7%	25.2%
Weighted average lease term (years)	13.9	5.5	9.7
Total leasing costs and concession commitments (1)	$3,144	$668	$3,812
Total leasing costs and concession commitments per square foot (1)	$48.60	$10.33	$29.47
Total leasing costs and concession commitments per square foot per year (1)	$3.49	$1.89	$3.02

	Nine Months Ended September 30, 2026
	New Leases	Renewals	Total
Square feet leased during the period	211,000	565,000	776,000
Weighted average rental rate change (by rentable square feet)	24.2%	5.6%	10.2%
Weighted average lease term (years)	11.0	6.9	8.0
Total leasing costs and concession commitments (1)	$7,296	$11,032	$18,328
Total leasing costs and concession commitments per square foot (1)	$34.72	$19.52	$23.64
Total leasing costs and concession commitments per square foot per year (1)	$3.16	$2.83	$2.94
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
As of September 30, 2026, lease expirations in our Medical Office and Life Science Portfolio segment were as follows:

				Cumulative			Cumulative
			% of Total	% of Total		% of Total	% of Total
	Number	Leased	Leased	Leased	Annualized	Annualized	Annualized
	of	Square Feet	Square Feet	Square Feet	Rental Income	Rental Income	Rental Income
Year	Leases	Expiring	Expiring	Expiring	Expiring (1)	Expiring	Expiring
2026 (2)	13	106,430	2.2%	2.2%	$3,302	2.1%	2.1%
2027	40	293,527	6.0%	8.2%	9,039	5.8%	7.9%
2028	42	1,052,967	21.4%	29.6%	31,774	20.3%	28.2%
2029	49	488,124	9.9%	39.5%	16,054	10.3%	38.5%
2030	34	507,417	10.3%	49.8%	11,717	7.5%	46.0%
Thereafter	112	2,466,319	50.2%	100.0%	84,497	54.0%	100.0%
Total	290	4,914,784	100.0%		$156,383	100.0%

Weighted average remaining lease term (in years)		4.9			5.1
(1)Annualized rental income is based on rents pursuant to existing leases as of September 30, 2026, and includes straight line rent adjustments and estimated recurring expense reimbursements for certain net and modified gross leases and excludes lease value amortization.
(2)Includes one tenant at a life science property that is expected to vacate such property, with annualized rental income of $2,193 and leased square feet of 75,920.

As of September 30, 2026, lease expirations at our triple net leased wellness centers and senior living communities leased to third party operators were as follows:

					Cumulative
				% of Total	% of Total
		Number of Units	Annualized	Annualized	Annualized
	Number of	Or	Rental Income	Rental Income	Rental Income
Year	Properties	Square Feet	Expiring (1)	Expiring	Expiring
2026	—	—	$—	—%	—%
2027	—	—	—	—%	—%
2028	—	—	—	—%	—%
2029	1	155 units	547	1.8%	1.8%
2030	5	277 units and 129,600 square feet	5,062	16.7%	18.5%
Thereafter (2)	13	896 units and 682,646 square feet	24,732	81.5%	100.0%
Total	19		$30,341	100.0%

Weighted average remaining lease term (in years)			10.7
(1)Annualized rental income is based on rents pursuant to existing leases as of September 30, 2026. Annualized rental income includes estimated percentage rents and straight line rent adjustments and excludes lease value amortization.
(2)In April 2026, Stellar Senior Living LLC exercised its renewal option to extend its lease through 2037. This tenant's annual rent will be adjusted to a fair market rate effective August 2027 pursuant to the terms of the lease. This rent amount has not yet been finalized and therefore the current annualized rental income is reflected.
On October 1, 2026, we transitioned seven skilled nursing facilities with 807 units from management agreements with Stellar Senior Living LLC and entered into a 15-year triple net lease with operating subsidiaries of The Ensign Group, Inc. The initial annual rent is $8,000 and the lease provides annual rent increases based on the Consumer Price Index. Annualized rental income under this lease is not yet included in the table above as the lease start date was October 1, 2026.
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

The following table summarizes the results of operations of each of our segments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
SHOP	$319,922	$333,390	$955,068	$989,241
Medical Office and Life Science Portfolio	40,397	48,201	122,408	146,020
All Other	7,351	7,115	22,052	23,021
Total revenues	$367,670	$388,706	$1,099,528	$1,158,282

Net income (loss):
SHOP	$(4,695)	$(60,566)	$(15,550)	$(102,068)
Medical Office and Life Science Portfolio	(3,779)	(46,993)	15,039	(71,013)
All Other	(41,755)	(56,481)	(130,412)	(91,584)
Net loss	$(50,229)	$(164,040)	$(130,923)	$(264,665)
The following section analyzes and discusses the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025 (amounts in thousands, except per share data):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended September 30, 2026 to the three months ended September 30, 2025. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Comparable (1)				Non-Comparable		Consolidated
	Properties Results				Properties Results		Properties Results
	Three Months Ended				Three Months Ended		Three Months Ended
	September 30,				September 30,		September 30,
			$	%					$	%
	2026	2025	Change	Change	2026	2025	2026	2025	Change	Change
SHOP:
Residents fees and services	$304,267	$287,516	$16,751	5.8%	$15,655	$45,874	$319,922	$333,390	$(13,468)	(4.0)%
Property operating expenses	(256,257)	(255,585)	$672	0.3%	(14,004)	(48,185)	(270,261)	(303,770)	$(33,509)	(11.0)%
NOI	$48,010	$31,931	$16,079	50.4%	$1,651	$(2,311)	$49,661	$29,620	$20,041	67.7%

Medical Office and Life Science Portfolio:
Rental income	$40,476	$39,856	$620	1.6%	$(79)	$8,345	$40,397	$48,201	$(7,804)	(16.2)%
Property operating expenses	(16,117)	(16,333)	$(216)	(1.3)%	(409)	(5,193)	(16,526)	(21,526)	$(5,000)	(23.2)%
NOI	$24,359	$23,523	$836	3.6%	$(488)	$3,152	$23,871	$26,675	$(2,804)	(10.5)%

All Other:
Rental income	$7,166	$7,115	$51	0.7%	$185	$—	$7,351	$7,115	$236	3.3%
Property operating expenses	(120)	(91)	$29	31.9%	—	—	(120)	(91)	$29	31.9%
NOI	$7,046	$7,024	$22	0.3%	$185	$—	$7,231	$7,024	$207	2.9%

Consolidated:
Revenues	$351,909	$334,487	$17,422	5.2%	$15,761	$54,219	$367,670	$388,706	$(21,036)	(5.4)%
Property operating expenses	(272,494)	(272,009)	$485	0.2%	(14,413)	(53,378)	(286,907)	(325,387)	$(38,480)	(11.8)%
NOI	$79,415	$62,478	$16,937	27.1%	$1,348	$841	80,763	63,319	$17,444	27.5%

Depreciation and amortization							62,862	65,324	$(2,462)	(3.8)%
General and administrative							14,643	12,789	$1,854	14.5%
Acquisition and certain other transaction related costs							3,300	1,158	$2,142	185.0%
Impairment of assets							14,543	93,243	$(78,700)	(84.4)%
(Loss) gain on sale of real estate							(893)	1,260	$(2,153)	(170.9)%
Interest income and other expenses							431	(774)	$1,205	(155.7)%
Interest expense							(37,164)	(48,886)	$11,722	(24.0)%
Loss on modification or early extinguishment of debt							—	(11,191)	$11,191	(100.0)%
Loss before income taxes and equity in net earnings of investees							(52,211)	(168,786)	$116,575	(69.1)%
Income tax expense							(724)	(337)	$(387)	114.8%
Equity in net earnings of investees							2,706	5,083	$(2,377)	(46.8)%
Net loss							$(50,229)	$(164,040)	$113,811	(69.4)%

Weighted average common shares outstanding (basic and diluted)							240,980	240,385	595	0.2%

Net loss per common share (basic and diluted)							$(0.21)	$(0.68)	$0.47	(69.1)%
(1)Consists of properties owned, in service and reported in the same segment since July 1, 2025; excludes properties classified as held for sale, closed or out of service, if any, planned dispositions and medical office and life science properties owned by unconsolidated joint ventures in which we own an equity interest. Properties are included in same property once stabilized for the full period in both comparison periods presented.

SHOP:
Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided and related fees are accrued. Residents fees and services increased at our comparable properties primarily due to increases in occupancy and average monthly rate at our communities. Residents fees and services decreased at our non-comparable properties primarily due to dispositions since July 1, 2025.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, wages and benefit costs of community level personnel, repairs and maintenance expense, management fees, cleaning expense and other direct costs of operating these communities. Property operating expenses increased at our comparable properties primarily due to increases in management fees as a result of higher revenues and marketing expense, partially offset by decreases in maintenance and repair expense, dietary expense, insurance costs and other direct costs. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since July 1, 2025.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Medical Office and Life Science Portfolio:
Rental income. Rental income increased at our comparable properties primarily due to a $1,523 termination fee paid by a former tenant, partially offset by vacancies at certain of our properties. Rental income decreased at our non-comparable properties primarily due to dispositions since July 1, 2025 and vacancies at certain of our properties.
Property operating expenses. Property operating expenses consist of real estate taxes, utility expenses, insurance, management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The decrease in property operating expenses at our comparable properties is primarily due to decreases in utility expenses, partially offset by increases in other direct costs at certain of our properties. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since July 1, 2025.
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
Consolidated:
Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to dispositions since July 1, 2025 and certain depreciable assets becoming fully depreciated, partially offset by the purchase of capital improvements at certain of our properties.
General and administrative expense. General and administrative expense consists of fees paid to RMR under our business management agreement, legal and accounting fees, fees and expenses of our Trustees, equity compensation expense and other costs relating to our status as a publicly traded company. General and administrative expense increased primarily due to higher business management fees as a result of an increase in our average share price during the 2026 period and higher equity compensation expense.
Acquisition and certain other transaction related costs. Acquisition and certain other transaction related costs primarily represent costs incurred with acquisitions and non-recurring transactions that we expensed under GAAP. During the three months ended September 30, 2026 and 2025, we incurred transition costs as a result of our transition of senior living communities to both new and existing third party managers.

Impairment of assets. For information about our asset impairment charges, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.
(Loss) gain on sale of real estate. For information regarding (loss) gain on sale of real estate, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.
Interest income and other expenses. The change in interest income and other expenses was primarily due to certain expenses recognized in the 2025 period, partially offset by lower average invested cash balances and interest rates during the three months ended September 30, 2026 compared to the 2025 period.
Interest expense. Interest expense decreased primarily due to a decrease in discount accretion for our previously outstanding senior secured notes due 2026 due to the full redemption of the remaining balance of these notes during 2025. During the three months ended September 30, 2025, we recognized discount accretion of $16,313 for our then outstanding senior secured notes due 2026. This decrease was partially offset by the issuance of $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in September 2025.
Loss on modification or early extinguishment of debt. During the three months ended September 30, 2025, we recorded a loss on early extinguishment of debt in connection with the partial redemption of our then outstanding senior secured notes due 2026.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net earnings of investees. Equity in net earnings of investees is the change in the fair value of our investments in our unconsolidated joint ventures and also represented our proportionate share of the earnings of our equity method investment in AlerisLife. As of December 31, 2025, AlerisLife had ceased operations and was in the process of winding down its business. We recognized no equity in net earnings of AlerisLife for the three months ended September 30, 2026. For further information regarding our investment in AlerisLife, see Notes 3 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025 (amounts in thousands, except per share data):
Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the nine months ended September 30, 2026 to the nine months ended September 30, 2025. Our definition of NOI and our reconciliation of net income (loss) to NOI and a description of why we believe NOI is an appropriate supplemental measure are included below under the heading “Non-GAAP Financial Measures.”

	Comparable (1)				Non-Comparable		Consolidated
	Properties Results				Properties Results		Properties Results
	Nine Months Ended				Nine Months Ended		Nine Months Ended
	September 30,				September 30,		September 30,
			$	%					$	%
	2026	2025	Change	Change	2026	2025	2026	2025	Change	Change
SHOP:
Residents fees and services	$901,960	$853,086	$48,874	5.7%	$53,108	$136,155	$955,068	$989,241	$(34,173)	(3.5)%
Property operating expenses	(757,654)	(744,236)	$13,418	1.8%	(50,632)	(141,942)	(808,286)	(886,178)	$(77,892)	(8.8)%
NOI	$144,306	$108,850	$35,456	32.6%	$2,476	$(5,787)	$146,782	$103,063	$43,719	42.4%

Medical Office and Life Science Portfolio:
Rental income	$120,632	$118,483	$2,149	1.8%	$1,776	$27,537	$122,408	$146,020	$(23,612)	(16.2)%
Property operating expenses	(48,001)	(47,648)	$353	0.7%	(1,763)	(18,354)	(49,764)	(66,002)	$(16,238)	(24.6)%
NOI	$72,631	$70,835	$1,796	2.5%	$13	$9,183	$72,644	$80,018	$(7,374)	(9.2)%

All Other:
Rental income	$21,496	$21,346	$150	0.7%	$556	$1,675	$22,052	$23,021	$(969)	(4.2)%
Property operating expenses	(357)	(110)	$247	224.5%	—	(3)	(357)	(113)	$244	215.9%
NOI	$21,139	$21,236	$(97)	(0.5)%	$556	$1,672	$21,695	$22,908	$(1,213)	(5.3)%

Consolidated:
Revenues	$1,044,088	$992,915	$51,173	5.2%	$55,440	$165,367	$1,099,528	$1,158,282	$(58,754)	(5.1)%
Property operating expenses	(806,012)	(791,994)	$14,018	1.8%	(52,395)	(160,299)	(858,407)	(952,293)	$(93,886)	(9.9)%
NOI	$238,076	$200,921	$37,155	18.5%	$3,045	$5,068	241,121	205,989	$35,132	17.1%

Depreciation and amortization							188,318	199,915	$(11,597)	(5.8)%
General and administrative							48,014	32,966	$15,048	45.6%
Acquisition and certain other transaction related costs							10,079	1,257	$8,822	n/m
Impairment of assets							14,543	162,708	$(148,165)	(91.1)%
(Loss) gain on sale of real estate							(2,729)	103,971	$(106,700)	(102.6)%
Gain on insurance recoveries							—	7,522	$(7,522)	(100.0)%
Interest income and other expenses							922	4,307	$(3,385)	(78.6)%
Interest expense							(111,292)	(157,643)	$46,351	(29.4)%
Loss on modification or early extinguishment of debt							—	(40,388)	$40,388	(100.0)%
Loss before income taxes and equity in net earnings of investees							(132,932)	(273,088)	$140,156	(51.3)%
Income tax expense							(2,643)	(1,229)	$(1,414)	115.1%
Equity in net earnings of investees							4,652	9,652	$(5,000)	(51.8)%
Net loss							$(130,923)	$(264,665)	$133,742	(50.5)%

Weighted average common shares outstanding (basic and diluted)							240,809	240,160	649	0.3%

Net loss per common share (basic and diluted)							$(0.54)	$(1.10)	$0.56	(50.9)%
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
Property operating expenses. Property operating expenses increased at our comparable properties primarily due to increases in management fees as a result of higher revenues, labor costs, marketing expense and insurance costs, partially offset by decreases in maintenance and repair expense, dietary expense and other direct costs. Property operating expenses decreased at our non-comparable properties primarily due to dispositions since January 1, 2025.
Net operating income. The change in NOI reflects the net changes in residents fees and services and property operating expenses described above.
Medical Office and Life Science Portfolio:
Rental income. Rental income increased at our comparable properties primarily due to a $1,846 increase in termination fees paid by former tenants and increases from our net leasing activity at certain of our properties. Rental income decreased at our non-comparable properties primarily due to dispositions since January 1, 2025 and vacancies at certain of our properties.
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
General and administrative expense. General and administrative expense increased primarily due to $21,995 of estimated incentive management fees that we recognized for the nine months ended September 30, 2026, compared to $12,231 for the nine months ended September 30, 2025. These incentive management fees were recorded as a result of our total shareholder return exceeding the returns for the MSCI U.S. REIT/Health Care REIT Index over the applicable measurement period. General and administrative expense also increased due to higher business management fees as a result of an increase in our average share price during the 2026 period.
Acquisition and certain other transaction related costs. During the nine months ended September 30, 2026 and 2025, we incurred transition costs as a result of our transition of senior living communities to both new and existing third party managers.
Impairment of assets. For information about our asset impairment charges, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.
(Loss) gain on sale of real estate. For information regarding (loss) gain on sale of real estate, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Gain on insurance recoveries. During the nine months ended September 30, 2025, we recognized a gain on insurance recoveries related to cash received from our insurance provider in excess of our losses for a claim that was finalized. For further information regarding this gain on insurance recoveries, see Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.
Interest income and other expenses. The decrease in interest income and other expenses is primarily due to lower average invested cash balances and interest rates during the nine months ended September 30, 2026 compared to the 2025 period, partially offset by certain expenses recognized in the 2025 period.
Interest expense. Interest expense decreased primarily due to a decrease in discount accretion for our previously outstanding senior secured notes due 2026 due to the full redemption of the remaining balance of these notes during 2025. During the nine months ended September 30, 2025, we recognized discount accretion of $54,742 for our then outstanding senior secured notes due 2026. Interest expense also decreased due to the redemption during 2025 of an aggregate $380,000 of our then remaining 9.75% senior unsecured notes due 2025. These decreases were partially offset by the issuance of $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 in September 2025 and $343,157 of mortgage financings during 2025.
Loss on modification or early extinguishment of debt. During the nine months ended September 30, 2025, we recorded a loss on early extinguishment of debt in connection with the partial redemption of an aggregate $606,164 of our then outstanding senior secured notes due 2026 and with the redemption of all $380,000 of our remaining 9.75% senior unsecured notes due 2025.
Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net earnings of investees. Equity in net earnings of investees is the change in the fair value of our investments in our unconsolidated joint ventures and also represented our proportionate share of the earnings of our equity method investment in AlerisLife. As of December 31, 2025, AlerisLife had ceased operations and was in the process of winding down its business. We recognized no equity in net earnings of AlerisLife for the nine months ended September 30, 2026. For further information regarding our investment in AlerisLife, see Notes 3 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures (amounts in thousands, except per share data)
We present certain "non-GAAP financial measures" within the meaning of the applicable rules of the Securities and Exchange Commission, or the SEC, including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three and nine months ended September 30, 2026 and 2025. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of real estate, equity in net earnings or losses of investees, loss on impairment of real estate assets, gains or losses on equity securities, net, if any, and including adjustments to reflect our proportionate share of FFO of our unconsolidated joint venture properties and prior to the wind-down of AlerisLife’s business, our proportionate share of FFO of our former equity method investment, plus real estate depreciation and amortization of consolidated properties, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below including adjustments for such items related to our unconsolidated joint ventures, if any.

Beginning with the three and nine months ended September 30, 2026, we revised our calculation of Normalized FFO to include estimated incentive management fees in the periods in which they are recognized as expense in accordance with GAAP. Previously, our calculation excluded incentive management fees. Normalized FFO for the three and nine months ended September 30, 2025 has been recast to conform to the current presentation. This revision has no effect on our condensed consolidated financial statements.
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
Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2026 and 2025 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO and Normalized FFO and net income (loss) per share for these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(50,229)	$(164,040)	$(130,923)	$(264,665)
Depreciation and amortization	62,862	65,324	188,318	199,915
Loss (gain) on sale of real estate	893	(1,260)	2,729	(103,971)
Impairment of assets	14,543	93,243	14,543	162,708
Equity in net earnings of investees	(2,706)	(5,083)	(4,652)	(9,652)
Share of FFO from unconsolidated joint ventures	2,066	2,199	6,008	7,651
Adjustments to reflect our share of FFO attributable to a former equity method investment	—	3,731	—	5,699
FFO	27,429	(5,886)	76,023	(2,315)
Acquisition and certain other transaction related costs (1)	3,300	1,158	10,079	1,257
Gain on insurance recoveries	—	—	—	(7,522)
Loss on modification or early extinguishment of debt	—	11,191	—	40,388
Adjustments to reflect our share of Normalized FFO attributable to a former equity method investment	—	(2,418)	—	(1,441)
Normalized FFO (2)	$30,729	$4,045	$86,102	$30,367

Weighted average common shares outstanding (basic and diluted)	240,980	240,385	240,809	240,160

Per common share data (basic and diluted):
Net loss	$(0.21)	$(0.68)	$(0.54)	$(1.10)
FFO	$0.11	$(0.02)	$0.32	$(0.01)
Normalized FFO	$0.13	$0.02	$0.36	$0.13
Distributions declared	$0.01	$0.01	$0.03	$0.03
(1)Acquisition and certain other transaction related costs primarily represent costs incurred with acquisitions and non-recurring transactions that we expensed under GAAP. During the three and nine months ended September 30, 2026 and 2025, we incurred transition costs as a result of our transition of senior living communities to both new and existing third party managers.
(2)Normalized FFO includes estimated incentive management fees recognized of $5,374 and $5,676 for the three months ended September 30, 2026 and 2025, respectively, and $21,995 and $12,231 for the nine months ended September 30, 2026 and 2025, respectively. These estimated incentive management fees recognized had a per share impact of $0.02 for both the three months ended September 30, 2026 and 2025, and $0.09 and $0.05 for the nine months ended September 30, 2026 and 2025, respectively.

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
The calculation of NOI by reportable segment is included above in this Item 2. The following table includes the reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(50,229)	$(164,040)	$(130,923)	$(264,665)
Equity in net earnings of investees	(2,706)	(5,083)	(4,652)	(9,652)
Income tax expense	724	337	2,643	1,229
Loss before income taxes and equity in net earnings of investees	(52,211)	(168,786)	(132,932)	(273,088)
Loss on modification or early extinguishment of debt	—	11,191	—	40,388
Interest expense	37,164	48,886	111,292	157,643
Interest income and other expenses	(431)	774	(922)	(4,307)
Gain on insurance recoveries	—	—	—	(7,522)
Loss (gain) on sale of real estate	893	(1,260)	2,729	(103,971)
Impairment of assets	14,543	93,243	14,543	162,708
Acquisition and certain other transaction related costs	3,300	1,158	10,079	1,257
General and administrative	14,643	12,789	48,014	32,966
Depreciation and amortization	62,862	65,324	188,318	199,915
NOI	$80,763	$63,319	$241,121	$205,989

NOI by segment:
SHOP	$49,661	$29,620	$146,782	$103,063
Medical Office and Life Science Portfolio	23,871	26,675	72,644	80,018
All Other	7,231	7,024	21,695	22,908
Total	$80,763	$63,319	$241,121	$205,989
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

The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents and restricted cash at beginning of period	$121,799	$149,854
Net cash provided by (used in):
Operating activities	74,116	492
Investing activities	(52,040)	276,154
Financing activities	(12,929)	(216,877)
Cash and cash equivalents and restricted cash at end of period	$130,946	$209,623
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
The increase in cash provided by operating activities for the nine months ended September 30, 2026 compared to the prior period was primarily due to a reduction in interest paid during the 2026 period primarily due to accreted interest of $86,992 paid during the 2025 period as a result of the partial redemption of our then outstanding senior secured notes due 2026 and higher cash flows at our SHOP communities. These increases were partially offset by payment of a $17,905 incentive management fee pursuant to our business management agreement for the year ended December 31, 2025, which was paid to RMR in January 2026, as well as dispositions of medical office, life science and triple net leased senior living properties in 2025, costs associated with our transition of 116 communities to both new and existing third party managers and lower interest income primarily due to lower average invested cash balances and interest rates.
Our Investing Liquidity and Resources
The change in cash (used in) provided by investing activities for the nine months ended September 30, 2026 compared to the prior period was primarily due to a decrease in proceeds from the sale of real estate, a $28,000 cash distribution paid to us by the Seaport JV in the 2025 period and an increase in cash used in real estate acquisitions, partially offset by a decrease in real estate improvements, an increase in cash dividends paid to us by AlerisLife and $8,500 of contributions made to the Seaport JV in the 2025 period.
In connection with the wind-down of its business, on January 9, 2026, AlerisLife paid an aggregate cash dividend of $80,000 to its stockholders, and our pro rata share of this cash dividend was $27,200.
Capital Expenditures
As of September 30, 2026, we had estimated unspent leasing related obligations at our medical office and life science properties of approximately $11,010, all of which are expected to be spent during the next 12 months. We expect to fund these obligations using operating cash flows and cash on hand.
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

Dispositions
During the nine months ended September 30, 2026, we sold 13 properties for an aggregate sales price of $23,000, excluding closing costs.
As of November 2, 2026, we had a property under agreement to sell for a sales price of $10,500, excluding closing costs. We may not complete the sales of any or all of the properties we currently plan to sell. Also, we may sell some or all of these properties at amounts that are less than currently expected and/or less than the carrying values of such properties, and we may incur losses on any such sales as a result.
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
Our Financing Liquidity and Resources
The decrease in cash used in financing activities for the nine months ended September 30, 2026 compared to the prior period was primarily due to the partial redemption of our then outstanding senior secured notes due 2026 and redemption of our then outstanding senior unsecured notes due 2025, partially offset by our issuance of $375,000 in aggregate principal amount of our 7.25% senior secured notes due 2030 and our execution of four mortgage financings for aggregate proceeds, excluding closing costs, of $343,157, all in the 2025 period.
As of September 30, 2026, we had $110,659 of cash and cash equivalents. We typically use cash balances, net proceeds from offerings of securities, debt issuances or dispositions of assets and cash flows from our operations to fund our operations, debt repayments, distributions, acquisitions, investments, capital expenditures and other general business purposes.
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
Interest payable on borrowings under our revolving credit facility is based on daily SOFR plus a premium of 2.50% to 3.00%, depending on our net leverage ratio, as defined in our credit agreement, which was 2.50% as of September 30, 2026. We also pay an unused commitment fee of 25 to 35 basis points per annum based on amounts outstanding under our revolving credit facility. As of September 30, 2026, the annual interest rate payable on borrowings under our revolving credit facility was 6.50%. As of September 30, 2026 and October 30, 2026, we had no borrowings under our revolving credit facility and $150,000 available for borrowings.
Distributions
During the nine months ended September 30, 2026, we paid quarterly cash distributions to our shareholders totaling approximately $7,263 using cash on hand. On October 8, 2026, we declared a quarterly distribution to common shareholders of record on October 19, 2026 of $0.01 per share, or approximately $2,425. We expect to pay this distribution on or about November 12, 2026 using cash on hand.
Indebtedness
Our principal debt obligations at September 30, 2026 were: (1) $1,600,000 outstanding principal amount of senior unsecured notes; (2) $375,000 outstanding principal amount of senior secured notes secured by 36 properties; (3) $326,401 aggregate principal amount of fixed rate mortgage notes secured by 22 properties; and (4) $140,000 principal amount floating rate mortgage loan secured by 14 properties.
For further information regarding our indebtedness, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our senior notes are governed by our senior notes indentures and their supplements. Our credit agreement, our mortgage loan agreements and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default. Our credit agreement and our senior notes indentures and their supplements also contain covenants that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios. As of September 30, 2026, we believe we were in compliance with all of the covenants under our debt agreements. Although we continue to take steps to enhance our ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative impact on the economy or the industries in which our properties and businesses operate resulting from wage or commodity price inflation, high interest rates, geopolitical risks or other economic, market or industry conditions, including economic downturns or a possible recession, may cause increased pressure on our ability to satisfy financial and other covenants. If our operating results and financial condition are significantly negatively impacted by economic conditions or otherwise, we may fail to satisfy our debt covenants and conditions.
Our senior notes indentures and their supplements do not contain provisions for acceleration which could be triggered by our debt ratings. See "—Our Financing Liquidity and Resources" below for information regarding recent changes to our issuer credit rating and senior debt ratings.
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
Supplemental Guarantor Information
On February 3, 2021, we issued $500,000 of our 4.375% senior notes due 2031. As of September 30, 2026, all $500,000 of our 4.375% senior notes due 2031 were fully and unconditionally guaranteed, on a joint, several and unsecured basis, by all of our subsidiaries except certain excluded subsidiaries. The notes and related guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the applicable collateral, and are structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,100,000 of senior unsecured notes do not have the benefit of any guarantees.
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
The following tables present summarized financial information for guarantor entities and issuer, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor:

	As of
	September 30, 2026	December 31, 2025
Real estate properties, net	$2,402,054	$2,472,229
Other assets, net	304,491	333,384
Total assets	$2,706,545	$2,805,613

Indebtedness, net	$1,949,344	$1,946,346
Other liabilities	158,703	190,030
Total liabilities	$2,108,047	$2,136,376

Nine Months Ended
September 30, 2026
Revenues	$682,509
Expenses	$(760,650)
Loss from continuing operations	$(162,140)
Net loss	$(160,132)
Credit Rating
In April 2026, Moody's Investors Service, or Moody's, upgraded our issuer credit rating from Caa1 to B3, our senior secured notes due 2030 rating from B3 to B2, our 4.375% senior notes due 2031 rating from Caa1 to B3 and our senior unsecured notes rating from Caa2 to Caa1. Moody's also updated our ratings outlook to positive.
In October 2026, S&P Global, or S&P, upgraded our senior unsecured notes rating from B- to B, and affirmed our issuer credit rating of B-, our 7.25% senior secured notes due 2030 rating of B+ and our 4.375% senior notes due 2031 rating of B+. S&P also updated our ratings outlook to positive.
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
Impact of Government Reimbursement
For the nine months ended September 30, 2026, substantially all of our NOI was generated from properties where a majority of the revenues are derived from our tenants' and residents' private resources, and a small amount of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own, and our tenants, managers and operators operate, facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our medical office and life science property tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.

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
Floating Rate Debt
As of September 30, 2026, our outstanding floating rate debt consisted of the following:

	Principal	Annual Interest	Annual Interest	Maturity	Interest
Debt	Balance	Rate (1)	Expense	Date	Payments Due
Floating rate mortgage loan	$140,000	6.41%	$9,099	3/31/2028	Monthly
Floating rate secured revolving credit facility	—	—	—	6/11/2029	Monthly
Total	$140,000		$9,099
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
At September 30, 2026, we had no amounts outstanding under our revolving credit facility. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at a rate of daily SOFR plus a premium. Accordingly, we are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2026, including the impact of our interest rate cap:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate (1)	Outstanding Debt	Expense Per Year	Per Share Impact (2)
As of September 30, 2026	6.41%	$140,000	$9,099	$(0.04)
One percentage point increase (3)	7.00%	$140,000	$9,936	$(0.04)
(1)Based on one-month term SOFR plus a premium, which was 250 basis points per annum for our $140,000 floating rate mortgage loan, as of September 30, 2026.
(2)Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2026.
(3)A one percentage point increase in interest rates would be capped at 7.00% for our $140,000 floating rate mortgage loan as a result of our 4.50% interest rate cap purchased for this debt. However, a one percentage point increase in the interest rate of our floating rate debt to 7.41% at September 30, 2026 would result in total floating rate interest expense per year of $10,518 and a decrease in annual earnings per share of $0.04.

The following table presents the approximate impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2026 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
			Total Interest	Annual Earnings
	Interest Rate (1)	Outstanding Debt (2)	Expense Per Year	Per Share Impact (3)
As of September 30, 2026	6.46%	$290,000	$18,994	$(0.08)
One percentage point increase (4)	7.26%	$290,000	$21,346	$(0.09)
(1)Based on the applicable SOFR plus a premium, which was 250 basis points per annum for both our revolving credit facility and our $140,000 floating rate mortgage loan as of September 30, 2026. Interest rate is weighted based on amounts outstanding and the maximum amount available under our revolving credit facility.
(2)Represents the maximum amount available under our revolving credit facility and our $140,000 floating rate mortgage loan.
(3)Based on the diluted weighted average common shares outstanding for the nine months ended September 30, 2026.
(4)A one percentage point increase in interest rates would be capped at 7.00% for our $140,000 floating rate mortgage loan as a result of our 4.50% interest rate cap purchased for this debt. However, a one percentage point increase in the interest rate of our floating rate debt to 7.46% at September 30, 2026 would result in total floating rate interest expense per year of $21,934 and a decrease in annual earnings per share of $0.09.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our efforts to manage costs and our expectations regarding occupancy, average monthly rates and costs at our SHOP communities; market demand and supply for healthcare services for older adults and senior living communities; demand for medical office and life science leased space; our future leasing activity; our leverage; the sufficiency of our liquidity; our liquidity needs and sources; our capital expenditure plans and commitments; our property acquisitions and dispositions; our redevelopment, repositioning and construction activities and plans; the expected timing and costs of the transition of senior living communities; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The impact of unfavorable market and commercial real estate industry conditions due to possible reduced demand for healthcare related space and senior living communities, uncertainties surrounding interest rates, wage and commodity price inflation, supply chain disruptions, volatility in the public debt and equity markets, changing tariffs and trade policies and related uncertainty, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization, among other things, on us and our managers and other operators and tenants,
•Our senior living operators' abilities to successfully and profitably operate the communities they manage for us,
•Our ability to transition senior living communities on the expected timeline and/or with the anticipated transition costs,
•The continuing impact of changing market practices on us and our managers and other operators and tenants, such as reduced demand for leased medical office, life science and other space of ours and residencies at senior living communities and increased operating costs,
•The financial strength of our managers and other operators and tenants,
•Whether the aging U.S. population and increasing life spans of seniors will increase the demand for senior living communities and other medical and healthcare related properties and healthcare services,
•Whether our tenants will renew or extend their leases or whether we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our tenants and residents will pay rent or be negatively impacted by continuing unfavorable market and commercial real estate industry conditions,
•Our managers' abilities to increase or maintain rates charged to residents of our senior living communities and manage operating costs for those communities,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our ability to increase rents when our leases expire or renew,
•Costs we incur and concessions we grant to lease our properties,
•Risks and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of inflation, interest rates, cost overruns, tariffs, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants and residents,

•Our ability to effectively raise and balance our use of debt and equity capital,
•Our ability to comply with the financial covenants under our debt agreements,
•Our ability to make required payments on our debt,
•Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility, and otherwise manage leverage,
•Our credit ratings,
•Our ability to purchase cost effective interest rate caps,
•Our ability to sell properties at prices or returns we target, and the timing of such sales,
•Our ability to sell additional equity interests in, or contribute additional properties to, our existing joint ventures, or enter into additional real estate joint ventures or to attract co-venturers and benefit from our existing joint ventures or any real estate joint ventures we may enter into,
•Our ability to acquire, develop, redevelop or reposition properties that realize our targeted returns,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•The ability of RMR to successfully manage us,
•Competition in the real estate industry, particularly in those markets in which our properties are located,
•Government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Exposure to litigation and regulatory and government proceedings due to the nature of the senior living and other health and wellness related service businesses,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, ABP Trust and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, war or other hostilities, outbreaks of pandemics or other public health safety events or conditions, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended September 30, 2026:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
July 1, 2026 - July 31, 2026	60,365	$9.24	—	$—
September 1, 2026 - September 30, 2026	247,775	8.09	—	—
Total / weighted average	308,140	$8.32	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain other current and former employees of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
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
Dated: November 2, 2026

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 2, 2026